Form 10-Q
period 1995-03-31
ANDREA ELECTRONICS CORP
filed 1995-05-15
CIK 6494

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995

       Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ____________


                                 Commission file number 1-4324


                        ANDREA ELECTRONICS CORPORATION
              (Exact name of registrant as filed in its charter)

               New York                              11-0482020
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  11-40 45th Road, Long Island City, New York             11101
    (Address of Principal Executive Offices)            (Zip Code)

       Issuer's Telephone Number, Including Area Code:  1-800-442-7787


       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,016,360.

                                 Page 1 of 11 Pages
                              Exhibit Index on Page 9



                         ANDREA ELECTRONICS CORPORATION -- page 2


                                     Part I

Item 1 - Financial Statements

                                  Balance Sheets
                                   (unaudited)


                                     ASSETS



                                            March 31, 1995     December 31, 1994
CURRENT ASSETS

Cash and cash equivalents                       $2,890,543          $3,313,043

Investment securities                               89,125              89,125

Accounts receivable - trade -
net of allowance for doubtful accounts
of $69,771 and $69,771, respectively             1,013,322             569,505

Inventories                                        234,731             267,903

Income taxes receivable                             16,262              16,262

Prepaid expense                                     80,612             106,957

           TOTAL CURRENT ASSETS                  4,324,595           4,362,795


PROPERTY, PLANT AND EQUIPMENT -
net of accumulated depreciation
of $756,818 and $726,750, respectively             622,568             652,635

           OTHER ASSETS                              1,151               1,151

                                                $4,948,314          $5,016,581


















                         ANDREA ELECTRONICS CORPORATION -- page 3

                         Balance Sheets --- (Continued)
                                   (unaudited)



                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                           March 31, 1995   December 31, 1994

CURRENT LIABILITIES

Trade accounts payable                       $  150,435             $ 135,459

Salaries and wages                              129,888                84,000

Pension and profit-sharing
contribution payable                             14,407                    --

Other current liabilities                         9,847                 9,847

Current maturities of capital
lease obligations                                40,370                42,366

     TOTAL CURRENT LIABILITIES                  344,947               271,672

OTHER LIABILITIES - rent security                38,500                38,500

CAPITAL LEASE OBLIGATIONS -
net of current maturities                        14,298                17,044

SHAREHOLDERS' EQUITY

Capital stock - common - $.50 par value,
   authorized 10,000,000 shares, issued
   and outstanding 3,016,360 shares and
   2,541,360, respectively                    1,508,180             1,508,180

Additional paid-in capital                    4,126,012             4,126,012

Retained earnings (Accumulated deficit)      (1,083,623)             (944,827)

                                              4,550,569             4,689,365

                                            $ 4,948,314           $ 5,016,581



















                           ANDREA ELECTRONICS CORPORATION -- page 4

                              Statements of Operations
                                     (unaudited)


                                                   For the Three Months Ended
                                                             March 31,

                                                      1995            1994

SALES                                              $1,286,628     $  647,466

COST OF SALES                                         671,986        697,233

GROSS PROFIT (LOSS)                                   614,642        (49,767)

RESEARCH AND DEVELOPMENT                              499,401        117,092

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES          366,049        781,366

INCOME (LOSS) FROM OPERATIONS                        (250,808)      (948,225)


OTHER INCOME (EXPENSE)
    Interest Income                                    66,882         8,963
    Interest Expense                                   (1,070)       (2,500)
    Rent & Miscellaneous                               46,200        47,919

                                                      112,012        54,382

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAX                                           (138,796)     (893,843)

PROVISION FOR INCOME TAX                                    -             -

NET INCOME (LOSS)                                  $ (138,796)   $ (893,843)

NET INCOME (LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE                                   $     (.05)   $     (.35)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      $3,016,360    $2,541,360


Certain line items have been reclassified for presentation purposes only.















                           ANDREA ELECTRONICS CORPORATION -- page 5

                         Statement of Shareholders' Equity
                                     (unaudited)



                    For the Three Months Ended March 31, 1995

                                                        Retained         Total
                      Shares       Common    Paid-In    Earnings   Shareholders
                    Outstanding    Stock     Capital    (Deficit)     Equity


Balance at
December 31, 1994    3,016,360  $1,508,180  $4,126,012  $ (944,827)  $4,689,365

Net Income (Loss)            -           -           -    (138,796)    (138,796)

Balance at
March 31, 1995       3,016,360  $1,508,180  $4,126,012  $1,083,623   $4,550,569



































                          ANDREA ELECTRONICS CORPORATION -- page 6

                              Statements of Cash Flows
                                     (unaudited)

                                                    For the Three Months Ended
                                                              March 31,

                                                         1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                    $ (138,796)     $ (893,843)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Depreciation and amortization                            30,067         30,108

(Increase) decrease in:

         Accounts receivable                           (443,817)       716,006

         Inventories                                     33,172         48,072

         Prepaid expense                                 26,345         12,494

Increase (decrease) in:

         Accounts payable                                14,976       (246,576)

         Other current liabilities                       60,295         20,252

                                                       (417,758)      (313,487)

CASH FLOWS FROM INVESTING ACTIVITIES

         (Acquisition) of property,                           -        (22,923)
         plant and equipment

CASH FLOWS FROM FINANCING ACTIVITIES

         (Payments) of capital lease obligations         (4,742)       (11,838)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (422,500)      (348,248)

CASH AND CASH EQUIVALENTS - beginning                 3,313,043        524,961

CASH AND CASH EQUIVALENTS - end                      $2,890,543     $  176,713

SUPPLEMENTAL DISCLOSURES

Cash paid:
Interest                                              $   1,070     $    2,500
Income Taxes                                          $       -     $   31,585



                        ANDREA ELECTRONICS CORPORATION -- page 7

                        Notes to Financial Statements
                               March 31, 1995

1 - BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Andrea Electronics Corporation's ("Company") financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1994.

       The Company is in a highly competitive industry, and sales and results of operations for any three months are not necessarily indicative of the sales or results of operations for the full year. Companies engaged in supplying equipment to the government and industrial users are subject to special risks, including dependence on appropriations, the time required for design and development, the complexity of designs, the rapidity with which they become obsolete, the intense competition for available business, and the acceptability of manufacture contracts by government inspectors.


2 - LEGAL  PROCEEDINGS

    On December 3, 1990, a complaint was filed by Charles Johnson ("Plaintiff") in the Suffolk County Supreme Court ("Court") alleging wrongful discharge by the Company in violation of his employment agreement. The complaint seeks damages relating to loss of salary, past bonuses, lost commissions, unused sick pay, and a reimbursement of a bank loan. In August, 1992, the Plaintiff moved for partial summary judgment on three causes of action. On January 28, 1993, his motion was granted with respect to two causes of action pursuant to which Plaintiff sought damages in the approximate amount of $186,000. The Court, however, in granting Plaintiff's motion, did not make a determination as to the amount of damages and directed that a trial be held on the issue of damages. The Company has commenced appropriate proceedings to appeal the Court's order and the Company intends to continue to vigorously contest Plaintiff's claims. Resolution of these claims is not expected to occur quickly and their ultimate outcome cannot presently be predicted. In any event, it is the opinion of management that any liability of the Company for claims or proceedings will not materially affect its financial position.

       In December, 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered by the Company in the first quarter of 1995 and to date no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have on the financial position of the Company. Sales of this product to various government agencies totalled approximately $1,500,000 for the past three years.





                        ANDREA ELECTRONICS CORPORATION -- page 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net sales by major categories:

                                                   Three Months Ended
                                                        March 31,
                                           1995                    1994

                                   Amount     Percent      Amount     Percent

Government -
       prime and subcontracts  $  240,362      18.7     $ 220,786      34.1

Industrial                      1,046,266      81.3       426,680      65.9

                               $1,286,628      100.0      $ 647,466    100.0


ANALYSIS OF INCOME FROM OPERATIONS BY MAJOR CATEGORIES

Operating profit is the profit before other income and corporate income taxes.


                                                      Three Months Ended
                                                           March 31,
                                                     1995            1994

Government - prime and subcontractors             $ (45,145)     $(431,206)

Industrial                                         (205,663)      (517,019)

                                                  $(250,808)     $(948,225)

Sales for the three months ended March 31, 1995 increased by $639,162 or 98.7% compared to the three month period ended March 31, 1994. This increase was attributable to an unexpected increase in demand for the Company's traditional business lines. Cost of sales as a percentage of sales for the three months ended March 31, 1995 decreased substantially to approximately 52% as a result of cost cutting measures taken by the Company and general economies of scale. General, administrative and selling expenses decreased for the three months ended March 31, 1995 as a result of the implementation of cost cutting measures and the appropriate reclassification of certain expenses. Research and development expenses increased by $382,309 for the







                      ANDREA ELECTRONICS CORPORATION -- page 9

three month period ended March 31, 1995 as compared to the three month period ended March 31, 1994 as a result of increased costs associated with the development and introduction of the Company's active noise cancellation products, technologies and applications performed by ANDREA ANTI-NOISE TM, a division of the Company formerly known as the Active Noise Cancellation Division. Interest income increased to $66,882 for the three months ended March 31, 1995 from $8,963 for the three months ended March 31, 1994 as a result of a significant increase in the Company's cash and a more favorable interest rate environment in the 1995 period.



LIQUIDITY  AND CAPITAL  RESOURCES


Although the Company's traditional product sales increased in the first quarter of 1995, the Company anticipates that sales in such markets will decline and return to recent historical low levels. In addition, the Company expects that its research and development and marketing costs for the ANDREA ANTI-NOISE Products will continue at current levels. The Company anticipates that it will commence sales of its ANTI-NOISE Products in the second half of 1995 and although it currently has sufficient operating capital to commence production, the Company will need to obtain additional operating capital in the near future if significant orders are placed. The Company is actively investigating different financing opportunities but has not yet entered into any arrangements or commitments with respect thereto.



                                    Part II

                               Other Information

Item 6 - Exhibits and Reports on Form 8-K

           (A)  Exhibits

      No.    Description                                              Page
      11     Computation of Fully Diluted Earnings Per Common Share    11

           (B)  Reports on Form 8-K

                  None




















                                   SIGNATURES -- page 10

       In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




ANDREA  ELECTRONICS CORPORATION





/s/ Frank A.D. Andrea, Jr.      Chairman of the Board        May 12, 1995
Frank A.D. Andrea, Jr.          and Chief Executive Officer




/s/ Patrick D. Pilch            Executive Vice President     May 12, 1995
Patrick D. Pilch                and Chief Financial Officer