Form 10-K/A
period 1994-12-31
ANDREA ELECTRONICS CORP
filed 1995-07-11
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                                ________

                                FORM 10-K/A
(Mark One)
                 Annual report under Section 13 or 15(d) of the Securities
       X         Exchange Act of 1934  [Fee required]
                 For the fiscal year ended December 31, 1994

                Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
                For the transition period from               to

                      Commission file number 1-4324

                          ANDREA ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

             New York                                     11-0482020
(State or other jurisdiction of           (I.R.S. employer identification no.)
 incorporation or organization)

11-40 45th Road, Long Island City, New York                  11101
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  1-800-442-7787

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
Common Stock, Par Value $.50                      American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

    Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes X      No

    Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.

    As of March 27, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $36,272,700 (based on the closing sale price on the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common equity as of March 27, 1995 was 3,016,360.


                              EXHIBIT INDEX -- Page 4
                                 Page 1 of 4 Pages




                              EXPLANATORY NOTE



    This Amendment to the Registrant's Annual Report on Form 10-K is filed for the purpose of amending Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, to include as an exhibit, Exhibit 23, Independent Auditors' Consent.









































                              Page 2 of 4 Pages










                                  SIGNATURE



           In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 11, 1995


                                              ANDREA ELECTRONICS CORPORATION

                                               /s/ Frank A. D. Andrea, Jr.

                                               By:  Frank A. D. Andrea, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer


































                               Page 3 of 4 Pages

                                 EXHIBIT INDEX


Exhibit
  No.            Description
  23             Independent Auditors' Consent









































                                    Page 4 of 4 Pages