Form 10-Q
period 1995-06-30
ANDREA ELECTRONICS CORP
filed 1995-08-14
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1995

                                      OR

(    )  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _________________ to
________________



                        Commission file number 1-4324
                                                       -----

                        ANDREA ELECTRONICS CORPORATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

                  New York                             11-0482020
           ---------------------                -------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification
No.)
       incorporation or organization)

 11-40 45th Road, Long Island City, New York               11101
 -------------------------------------------            -----------
  (Address of principal executive offices)               (Zip Code)

                             1-800-442-7787
            --------------------------------------------------------------
             (Registrant's telephone number, Including area code)



    Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,016,360.


                              Page 1 of 31 Pages
                           Exhibit Index on Page 10

                        PART I---FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        ANDREA ELECTRONICS CORPORATION


                                BALANCE SHEETS

                                                    ASSETS
                                                       June  30, 1995                 December 31,1994

                                                          (unaudited)
Current assets:
Cash and cash equivalents                                  $2,338,160                       $3,313,043
Investment securities                                          89,125                           89,125
Accounts receivable - trade, net of
allowance for doubtful accounts of
$2,183 and $69,771, respectively                            1,133,082                          569,505
Inventories                                                   397,198                          267,903
Prepaid expense and other current                             223,263                          123,219
receivables


Total current assets                                        4,180,828                        4,362,795
Property, plant and equipment - net of
accumulated depreciation
of $789,889 and $726,750, respectively                        663,246                          652,635

Other assets                                                    1,151                            1,151
Total assets                                             $  4,845,225                     $  5,016,581


                                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Trade accounts payable                              $       54,038                     $    135,459
  Salaries and wages                                         125,688                           84,000
  Other current liabilities                                   63,618                           52,213
Total current liabilities                                    243,344                          271,672
  Other liabilities                                           49,943                           55,544
Total Liabilities                                            293,287                          327,216


Shareholders  equity
 Capital stock - common - $.50 par value
   Shares authorized - 10,000,000
   Shares outstanding:  1995 -  3,016,360
                        1994 -  3,016,360                  1,508,180                        1,508,180
 Additional paid-in capital                                4,126,012                        4,126,012
 Retained earnings (accumulated deficit)                  (1,082,254)                        (944,827)
Total shareholders  equity                                 4,551,938                        4,689,365




Total liabilities and shareholders  equity            $    4,845,225                      $ 5,016,581
                                          Page 2 of 31 Pages

                                    ANDREA ELECTRONICS CORPORATION
                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                               For the                          For the
                                            Three Months Ended               Six Months Ended
                                              June 30,                         June 30,
                                               1995          1994              1995          1994

Sales                                         $1,374,323  $  921,834         $2,660,951    $1,569,300
Cost of sales                                    745,807     463,816          1,417,793     1,161,049
Gross profit (loss)                              628,516     458,018          1,243,158       408,251
Research and development                         363,060     292,730            862,461       409,822
General, administrative and selling
expenses                                         428,274     421,450            794,323     1,202,816
Operating income (loss)                        (162,818)    (256,162)          (413,626)   (1,204,387)

Other income (expense)
              Interest income                     40,052       1,684            106,934        10,645
    Interest (expense)                             (936)      (2,125)            (2,006)       (4,622)
    Rent & miscellaneous                         125,071      79,735            171,271       127,654
                                                 164,187      79,294            276,199       133,677

Earnings (loss) before provision
(credit) for corporate income tax                  1,369    (176,868)          (137,427)   (1,070,710)
Income tax provision                                 --                              --
                                                                  --                               --
Net earnings (loss)                          $    1,369  $  (176,868)       $  (137,427) $(1,070,710)
Net earnings (loss) per common and
common equivalent share                      $      -0-  $      (.07)       $      (.05) $       (.42)
Weighted average number of shares
outstanding                                    3,016,360    2,547,953          3,016,360     2,544,675



Certain line items have been reclassified for presentation purposes only.

                              Page 3 of 31 Pages

                                    ANDREA ELECTRONICS CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)                        For the Six Months Ended
                                                                             June 30,

                                                                            1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                   $ (137,427)     $(1,070,710)
Adjustments to reconcile net earnings to net cash provided by operating activities:
             Depreciation and amortization                                    63,139           63,179
             (Increase) decrease in:


                 Accounts receivable                                        (563,577)         593,602
                 Inventories                                                (129,295)          94,296
                 Other current assets                                       (100,044)          (4,200)

             Increase (decrease) in:


                 Accounts payable                                            (81,422)        (162,294)
                 Other current liabilities                                   57,090            (5,568)

                                                                            (891,536)        (491,695)
CASH FLOWS FROM INVESTING ACTIVITIES

    Sales (Purchase) of investment securities                                    --           101,608

    (Acquisition) of property, plant and equipment                           (73,750)         (22,923)

                                                                             (73,750)          78,685
CASH FLOWS FROM FINANCING ACTIVITIES

            Sale of Corporate Common Stock                                        --        1,964,950

    (Payments) Acquisition of capital lease obligations                       (9,597)         (24,056)
                                                                              (9,597)       1,940,894
Net increase (decrease) in cash and cash equivalents                        (974,883)       1,527,884


Cash and cash equivalents - beginning                                      3,313,043          524,961
Cash and cash equivalents - end                                          $ 2,338,160      $ 2,052,845
Supplemental disclosures


  Cash paid:
             Interest                                                   $        936     $     2,125
             Income Taxes                                             $       --          $   31,585
                                          Page 4 of 31 Pages

                                    ANDREA ELECTRONICS CORPORATION
                                   STATEMENT OF SHAREHOLDERS' EQUITY
                                              (UNAUDITED)
                                                      Additional        Retained           Total
                       Shares           Common         Paid-In          Earnings       Shareholders'
                     Outstanding        Stock          Capital         (Deficit)          Equity


                         3,016,360      $ 1,508,180     $ 4,126,012    $   (944,827)      $ 4,689,365
Balance at
December 31, 1994
Net loss                         -                                         (137,427)        (137,427)
(unaudited)                                       -               -
Balance at June
30, 1995                 3,016,360     $  1,508,180     $ 4,126,012    $ (1,082,254)      $ 4,551,938
(unaudited)


                              Page 5 of 31 Pages

Notes to Financial Statements
------------------------

1. In the opinion of the management of Andrea Electronics Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Andrea Electronics Corporation's financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1994.

2. On December 3, 1990, a complaint was filed by Charles Johnson ("Plaintiff") in the Suffolk County Supreme Court ("Court") alleging wrongful discharge by the Company in violation of his employment agreement. The complaint seeks damages relating to loss of salary, past bonuses, lost commissions, unused sick pay, and a reimbursement of a bank loan. In August, 1992, the Plaintiff moved for partial summary judgment on three causes of action. On January 28, 1993, his motion was granted with respect to two causes of action pursuant to which Plaintiff sought damages in the approximate amount of $186,000. The Court, however, in granting Plaintiff's motion, did not make a determination as to the amount of damages and directed that a trial be held on the issue of damages. The Company has commenced appropriate proceedings to appeal the Court's order and the Company intends to continue to vigorously contest Plaintiff's claims.
Resolution of these claims is not expected to occur quickly and their ultimate outcome cannot presently be predicted. In any event, it is the opinion of management that any liability of the Company for claims or proceedings will not materially affect its financial position.

3. In December 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered by the Company in the first quarter of 1995 and to date no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have on the financial position of the Company. Sales of this product to various government agencies totalled approximately $1,500,000 for the past three years.

                              Page 6 of 31 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company experienced a significant improvement in sales during the three months ended June 30, 1995 (the "1995 Second Quarter") and the six months ended June 30, 1995 (the "1995 First Half") compared to the three months ended June 30, 1994 (the "1994 Second Quarter") and the six months ended June 30, 1994 (the "1994 First Half"), respectively. This increase in sales, together with a cost-cutting and operating efficiency improvement program that was initiated during the 1994 First Half, has allowed the Company to substantially reduce its operating loss.

    During the 1995 Second Quarter and the 1995 First Half, the Company has continued to increase its expenditures on research and development, reflecting the Company s commitment to its patented Anti-Noise(Trademark) technology. In June 1995, the Company executed a non-obligatory procurement agreement with International Business Machines Corporation ("IBM") for Andrea Anti-Noise(Trademark) Active Noise Cancellation products for the personal computer market (the "IBM/Andrea Procurement Agreement"). This agreement contains a non-obligatory, two-year procurement schedule for approximately $14 million of Andrea Anti-Noise(Trademark) headsets. The term of the agreement is for two years and grants IBM certain exclusive worldwide rights to market, sell, distribute and support Andrea Anti-Noise(Trademark) products in the personal computer market. The Company has retained under the IBM/Andrea Procurement Agreement the right to distribute these products under the Company's label to the retail market for personal computers. While the Company has began to deliver products to IBM under the Agreement during the 1995 Second Quarter, sales of the Company s Anti-Noise(Trademark) products represented an insignificant contribution to the Company s sales for that quarter.

    During the 1995 Second Quarter, the Company also announced that it had formed a strategic alliance with the David Clark Company, a leading manufacturer and distributor of noise-attentuating aviation headsets sold worldwide. The purpose of the alliance is to jointly develop active noise reduction headsets for David Clark s noise attentuating line of headsets.

    While the Company experienced an increase in sales of some of its traditional military products during the 1995 First Half, the Company expects long-term sales of its military products to decline as a result of the substantial decrease in military appropriations in the United States and the highly competitive nature of the military supply industry.

    The interim results of operations of the Company presented in this report are not necessarily indicative of the sales or results of operations for the full year.

RESULTS OF OPERATIONS

    Sales

    Sales for the 1995 Second Quarter increased 49.1% to $1,374,323 from $921,834 for the 1994 Second Quarter. Sales for the 1995 First Half increased 69.6% to $2,660,951 from $1,569,300 for the 1994 First Half. These increases reflected growth in sales of the Company's traditional products to both the military market and the industrial/commercial market.
The increase in sales to the military market has been contrary to the downward trend in the Company's sales to this market in recent years due to decreases in military appropriations by the U.S. government. Management does not believe that the increase during the 1995 First Half in sales to the military market reflects a reversal of this trend. The Company's sales to the industrial/commercial market grew at a slightly higher rate than sales to the military market during the 1995 First Half. As a result, sales to the industrial/commercial market as a percentage of total sales increased from 70.4% during the 1994 First Half to 71.8% during the 1995 First Half. During the 1995 Second Quarter, the Company began shipments of its Andrea Anti-Noise(Trademark) headsets. While sales of these new products have not to date been significant, the Company expects such sales, including, without limitation, sales to IBM under the IBM/Andrea Procurement Agreement to increase. No assurance can be given, however, that sales of these new products will increase.

    Cost of Sales


    Cost of sales as a percentage of sales for the 1995 Second Quarter increased to 54.3% from 50.3% for the 1994

                              Page 7 of 31 Pages

Second Quarter. Cost of sales as a percentage of sales for the 1995 First Half decreased to 53.3% from 74.0% for the 1994 First Half. The sharp decline in cost of sales as a percentage of sales since the 1994 First Half reflects the results of a cost-cutting and operating efficiency improvement program implemented by the Company at the end of the first quarter of 1994. The increase in cost of sales as a percentage of sales for the 1995 Second Quarter compared to the 1994 Second Quarter reflects the addition of personnel during the 1995 Second Quarter in anticipation of increasing sales of the Company's Andrea Anti-Noise/TM/ products.

    Research and Development

    Research and development expenses for the 1995 Second Quarter increased 24.0% to $363,060 from $292,730 for the 1994 Second Quarter. Research and development expenses for the 1995 First Half increased 110.4% to $862,461 from $409,822 for the 1994 First Half. Upon the commencement of sales of the first of the Company's Active Noise Cancellation products during the 1995 Second Quarter, research and development as a percentage of sales for the 1995 Second Quarter decreased to 26.4%, compared to 31.8% for the 1994 Second Quarter. Management believes this relative decrease is temporary and that research and development expenses will increase in both absolute terms and relative terms as the Company seeks to develop further its Active
Noise Cancellation technology.

    General, Administrative and Selling Expenses

    General, administrative and selling expenses for the 1995 Second Quarter increased 1.6% to $428,274 from $421,450 for the 1994 Second Quarter. General, administrative and selling expenses for the 1995 First Half decreased 34.0% to $794,323 from $1,202,816 for the 1994 First Half. These amounts reflect the implementation of the cost-cutting and operating efficiency program implemented by the Company at the end of the first quarter of 1994. As the Company expands its endeavors to increase the sales of its Active Noise Cancellation products, Management expects that the expenses associated with such endeavors will cause general, administrative and selling expenses to increase. No assurance can be given that such increased sales will result.

    Operating Income

    Operating loss for the 1995 Second Quarter decreased 36.4% to $162,818 from $256,162 for the 1994 Second Quarter. Operating loss for the 1995 First Half decreased 65.7% to $413,626 from $1,204,387 for the 1994 First Half. These declines in operating loss reflect the increase in sales during 1995 and the favorable result from the Company's cost-cutting and operating efficiency program implemented at the end of the first quarter in 1994.

    Other Income

    Other income for the 1995 Second Quarter increased 107.1% to $164,187 from $79,294 for the 1994 Second Quarter. Other income for the 1995 First Half increased 106.6% to $276,199 from $133,677 for the 1994 First Half. These increases were due to interest income on the cash received by the Company from two private offerings of its Common Stock during the summer of 1994 and the receipt of approximately $37,500 in product development revenues from a third party during the first quarter of 1995.

    Net earnings (loss)


    Net earnings for the 1995 Second Quarter were $1,369, compared to a net loss of $176,868 for the 1994 Second Quarter. Net loss for the 1995 First Half was $137,426, compared to a net loss of $1,070,710 for the 1994 First Half. The break-even status of the Company for the 1995 Second Quarter, as well as the substantial decline in net loss for the 1995 First Half, resulted from the significant decline in operating loss and increase in other income described above.

LIQUIDITY  AND CAPITAL  RESOURCES

    Working capital (current assets less current liabilities) at June 30, 1995 was $3,937,484, compared to $4,091,123 at December 31, 1994. Total current assets declined during the 1995 First Half by $181,967, reflecting a decrease in cash of $974,883 that was partially offset by an increase in accounts receivable of $563,577 and an increase in inventories of

                              Page 8of 31 Pages

$129,295. The decrease in cash resulted primarily from the significant increase in research and development expenses. These expenses are comprised largely of labor costs incurred by engineering and technical professionals as well as special molds, designs and tooling costs.

    Management believes that the Company s financial condition is adequate to support the Company s current level of operations, including research and development during the second half of 1995 at a level similar to that undertaken during the 1995 First Half. The Company believes, however, that in the foreseeable future it will have an opportunity to increase in sales of its Anti-Noise(Trademark) products and technology, including, without limitation, sales to IBM under the IBM/Andrea Procurement Agreement. The Company commenced commercial deliveries of its Anti-Noise(Trademark) products during the 1995 Second Quarter. In the event that demand for the Company's Anti-Noise(Trademark) products does increase, the Company will need additional working capital to exploit this opportunity. The Company, therefore, has been investigating several alternative financing arrangements, but has not yet decided upon pursuing any one or more of such alternatives. No assurance can be given that demand will increase for any of the Company's products or, that if such demand does increase, that the Company will be able to obtain the required working capital to increase production to meet such demand.
                              Page 9 of 31 Pages

                         PART II---OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the annual meeting of shareholders of the Company on June 19, 1995 the shareholders were asked to vote on the following two proposals: Proposal One to elect Frank A.D. Andrea, Jr.; Douglas J. Andrea; John N. Andrea; Christopher Dorney; George Feinman; Scott Koondel; Paul M. Morris; and Patrick D. Pilch as directors of the Company; and Proposal Two to approve and authorize an increase in the number of shares subject to the Company's 1991 Performance Equity Plan.

          Matter             For         Against or Withheld       Absentions       Broker Nonvotes
Proposal One:
Election
of Directors
Frank A.D. Andrea, Jr.    2,822,653            39,714                153,993              -0-
Douglas J. Andrea         2,820,173            42,194                153,993              -0-
John N. Andrea            2,820,153            42,214                153,993              -0-
Christopher Dorney        2,823,373            38,994                153,993              -0-
George Feinman            2,823,373            39,094                153,893              -0-
Scott Koondel             2,821,053            41,314                153,993              -0-
Paul M. Morris            2,823,371            38,996                153,993              -0-
Patrick D. Pilch          2,821,373            40,994                153,993              -0-


The annual meeting was adjourned to September 8, 1995, at which time Proposal Two will be submitted to a vote of the shareholders.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit                                                          Page Number
Number                         Description                      of this Report
-----                           ---------                         -----------

10.1   Procurement Agreement, dated June 16, 1995, by and between    12
       International Business Machines Corporation and the Company.

11     Computation of Fully Diluted Earnings Per Common Share        31

(b)  Reports on Form 8-K.

        On May 5, 1995, the Company filed a report on Form 8-K to report that, on May 4, 1995, the Company dismissed Raich Ende Malter Lerner & Co. as its independent accountants and subsequently engaged Arthur Andersen LLP as its new independent accountants for its fiscal year ending December 31, 1995.


                             Page 10 of 31 Pages

                                  SIGNATURES

        In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA  ELECTRONICS CORPORATION


/s/ Frank A.D. Andrea, Jr.     Chairman of the Board          August 11, 1995
   ------------------------    and Chief Executive Officer
    Frank A.D. Andrea, Jr.


/s/ Patrick D. Pilch           Executive Vice President,      August 11, 1995
    --------------------       and Chief Financial Officer
    Patrick D. Pilch

                             Page 11 of 31 Pages

                                                                 Exhibit 10.1
                            PROCUREMENT AGREEMENT
                         (AGREEMENT NUMBER PCC950121)

This is a Procurement Agreement ("Agreement"), number PCC950121, dated as of June 16th, 1995, by and between International Business Machines Corporation, a New York corporation ("IBM"), with an address for purposes of this agreement at 3039 Cornwallis Road, Research Triangle, NC 27709 and Andrea Electronics Corporation, a New York corporation ("Andrea"), with an address for purposes of this Agreement at 11-40 45th Road, Long Island City, New York 11101. This Agreement is not a commitment by IBM to market or purchase Andrea products, nor a restriction on IBM's ability to develop and/or purchase the same or similar products from other vendors.

The parties agree as follows:

1.0 RELATIONSHIP

    IBM and Andrea enter into this Agreement, respectively as buyer and seller, with the goal of having a long term business relationship with the mutual goal of: attaining continuous quality improvement, shortening material lead times, improving manufacturing volume flexibility, improving material inventory management and maintaining a lead in Product price competitiveness.

2.0 DEFINITIONS

    The singular and plural uses of the capitalized terms listed below will have the following meanings in this Agreement.

    2.2 "Days" shall mean calendar days.

    2.3 "Delivery", "Delivered" shall mean delivery of Product(s) to IBM at IBM's facility in (CONFIDENTIAL TREATMENT), and/or such other locations as may be designated in IBM's Purchase Orders. F.O.B. point shall be IBM's facility. Risk of loss and title to Product(s) shall pass to IBM upon Delivery.

    2.4 "Documentation" shall mean written materials or graphic files (including but not limited to user manuals, promotional brochures, materials useful for design such as Product functional specifications) that are displayed or printed which relate to and support Product(s) as specified in Attachment A1. Documentation shall include any
Maintenance Modifications and Enhancements to Documentation.

    2.5 "Effective Date" shall mean the date of this Agreement as set forth above.

    2.6 "End User" shall mean a party who acquires Product(s) for its own use, and not for resale.

    2.7 "Field Replaceable Unit(s)", "FRU's" shall mean field replaceable unit(s) (including the entire Product or portions/components thereof)

                             Page 12 of 31 Pages
    of the Product(s).

    2.8 "Latent Defect" shall mean a defect that adversely affects the performance of the Product(s) which is not readily evident upon visual inspection and does not surface as a result of the normal testing program(s), but rather becomes apparent by the function of the Product(s) and is determined to have been present at the time of
Delivery.

    2.9 "Maintenance Modifications" shall mean any modifications or revisions, other than Enhancements, to the Product(s) that correct Latent Defects and/or Patent Defects, or other corrections to the Product(s).

    2.10 "Patent Defect" shall mean a defect in the Product(s) which is readily evident upon visual inspection and/or surfaces as a result of normal testing program(s) within the warranty period specified in Subsection 10.2.

    2.11 "Section," "Subsection," "Appendix" or "Attachment" shall mean, respectively, a section, subsection, appendix or an attachment, of or to this Agreement.

    2.12     "Subsidiary" means a corporation, company or other entity:

    a. more than fifty percent (50%) of whose outstanding shares or securities (representing the right to vote for the election of directors or other managing authority) are; or

    b. which does not have outstanding shares or securities, as may be the case in a partnership, joint venture or unincorporated association, but more than fifty (50%) of the ownership interest representing the right to make the decisions for such corporation, company or other entity is;

    now or hereafter owned or controlled, directly or indirectly, by a Party hereto, but such corporation, company or entity shall be deemed to be a Subsidiary only so long as such ownership or control exists.

3.0 PRODUCT

    Andrea shall provide IBM with materials, products, components, Documentation and FRU's ("Product(s)") and/or related services according to IBM product, functional, quality and packaging specifications made part of this Agreement as Attachment A1.
Additional Products may be added to this Agreement by amending the Agreement to include additional Attachments (i.e., A2, A3,...).
                             ---

4.0 EXCLUSIVITY

    IBM desires certain exclusive marketing rights with respect to Andrea Microphone Products, and Andrea is willing to grant exclusive marketing rights under the terms set forth below.

                             Page 13 of 31 Pages

    4.1      EXCLUSIVE MARKETING RIGHTS:
    Subject to the provisions of Sections 4.2, 4.3 and 4.5 below, during the period of exclusivity and extensions thereof, Andrea hereby grants IBM the exclusive worldwide right to market, sell, distribute, and support the Andrea Microphone Products on and in conjunction with personal computer products as that term is commonly understood in the industry. Personal computer products include but are not limited to handheld, mobile and desktop personal computers, and personal computer peripherals and components, and personal computer application software and operating systems.

    For purposes of this Section 4.0, EXCLUSIVITY, "Andrea Microphone Product(s)" shall mean i) any microphone manufactured by or for Andrea or any microphone utilizing Andrea technology, ii) the additions and modifications made to such microphones or technology, and iii) any follow-on generation(s) of Andrea microphones and microphone technology. "IBM Products" shall mean offerings by IBM or an IBM Subsidiary to customers which include the Andrea Microphone Product(s).

    Notwithstanding anything to the contrary in this Agreement, IBM grants Andrea the following exception to the exclusive marketing rights provided for hereunder: Andrea, either itself or through its distributors, may distribute the Product directly, on a stand-alone basis (i.e., not integrated or "bundled" with other components or offerings), only to retail stores for retail sales. Retail stores are those that receive a majority of their revenue from retail operations. Examples of such stores include, but are not limited to, office product superstores, computer product superstores, department stores and electronic stores.

    4.2      EXCLUSIVITY TERM:
    The period during which the rights granted to IBM in Section 4.1 shall be exclusive shall begin upon the Effective Date of this Agreement and shall continue for so long during the term of this Agreement as IBM purchases from Andrea by the end of each of the (CONFIDENTIAL TREATMENT) periods specified below the cumulative volume of Products as set forth opposite such period.

    Months following the Effective Date  Cumulative Quantities
     -----------------------------        -----------------

        (CONFIDENTIAL TREATMENT)

                             Page 14 of 31 Pages

    In the event Product is ordered but not delivered, the exclusivity period shall be extended until such delivery occurs.

    In the event IBM agrees to further license Andrea microphone technology, the Parties agree to negotiate in good faith the terms for purposes of this exclusivity provision.

    4.2.1  Verification:
    Andrea shall maintain records to substantiate IBM purchases of the Product(s). IBM shall have the right, by written notification, to audit such Andrea records.

    4.3      EXCLUSIVITY RIGHTS:
    If IBM's cumulative volume of purchases of Products during the first (CONFIDENTIAL TREATMENT) months following the Effective Date of this Agreement equals or exceeds the cumulative quantity set forth in the table in Section 4.2 for such period, Andrea agrees to negotiate in good faith with IBM as to an extension of this Agreement which such negotiations shall cover, but not be limited to, terms and conditions set forth in this Agreement, and which such extension shall not take effect unless the cumulative volume of purchases of Products during the twenty-four (24) months following the Effective Date of this Agreement equals or exceeds the cumulative quantity set forth in the table in Section
4.2 for such period.

    4.4      MARKETING ASSISTANCE FROM ANDREA:
    During the period of exclusivity set forth herein and in support of IBM's marketing of IBM Products, Andrea will provide to IBM the following marketing assistance:

    4.4.1    Review of materials:
    Andrea shall promptly and upon IBM's request, review and comment on any IBM press release or marketing materials and provide IBM with changes necessary to achieve accuracy as to any reference to the Product prior to IBM's announcement of the IBM Products. After IBM's announcement, Andrea shall make press releases which relate to IBM, IBM Products, or this Agreement only with the prior review and approval of IBM's media relations department, which review shall be made promptly following the submission to IBM of any such approval request and which approval shall not be unreasonably withheld.

    4.4.2    Demonstrations:
    Andrea shall participate, upon IBM's request and at reasonable times and places, and upon reasonable notice in demonstrations of the IBM Products at trade shows, conference, and sales meetings (up to (CONFIDENTIAL TREATMENT) per year).

    4.4.3    Sales calls:
    Andrea shall participate, upon IBM's request and at reasonable times and places, in executive sales calls with IBM marketing

                             Page 15 of 31 Pages
    representatives on IBM's large prospects and major distributors (up to (CONFIDENTIAL TREATMENT) per year).

    4.5      EXCLUSIVITY TERMINATION:
    IBM's exclusive marketing rights shall terminate and become non-exclusive:

    4.5.1 during the term of this Agreement if, at the end of a period specified in Section 4.2 hereof, the cumulative volume of Products purchased by IBM during such specified period is less than the cumulative volume of Products required to have been purchased by IBM during such period.

    4.5.2 with respect to a specific Product, (CONFIDENTIAL TREATMENT) following general availability of a product with similar features and functions offered for sale by a party unrelated to Andrea, with IBM's written consent.

    4.6      NO GUARANTEE OF MARKETING SUCCESS:
    Andrea acknowledges that the personal computer industry is subject to rapid change and that successful marketing of personal computer products depends on many factors and cannot be guaranteed by IBM.

    4.6.1    No representations:
    IBM makes not representations, warranties or promises, express or implied, as to the success of its marketing efforts pursuant to this Agreement or with respect to the achievement of the volumes specified in
    Section 4.2.

    4.6.2    Freedom to market:
    IBM shall have full freedom and flexibility in the design and implementation of its marketing for IBM Products including, but not limited to, the decision of whether to market or discontinue marketing any particular IBM Product, the selection of marketing channels, the timing and sequence of IBM Product announcements and roll-out programs, the determination of pricing strategy, and the offering of IBM Products in connection with any computer hardware equipment. Notwithstanding anything to the contrary in this Section 4.6.2, FREEDOM TO MARKET hereof, IBM agrees to announce and make available Product(s) within (CONFIDENTIAL TREATMENT) of IBM's Acceptance of such product under this Agreement, as such term is defined in Section 7.4. For the purpose of this Section, IBM's obligation to "announce" and
    "make available" shall be satisfied by any of IBM's then existing marketing programs such as General Availability, special bids, and request for price quotations (RPQ). IBM shall provide Andrea written notice of such announcement and availability. If IBM fails to announce and make available any such Products within such (CONFIDENTIAL
TREATMENT) period, Andrea shall provide IBM written notice of such failure. Promptly after the receipt of such notice, IBM shall provide Andrea with IBM's plan to announce and make available such Product within (Confidential
    Treatment) of IBM's receipt of such notice. If IBM fails to announce and make available such Product within such additional (CONFIDENTIAL TREATMENT) period, IBM's marketing rights to such Product, and only such


Product, shall become non-exclusive.      This Subsection 4.6.2 sets
                                          forth IBM's entire


                             Page 16 of 31 Pages
    obligation to announce and make available Products, and Andrea's sole and exclusive remedy for IBM's failure to announce and make available such Products.

5.0 PURCHASE ORDERS

    An IBM issued purchase order ("Purchase Order"), in either written or electronic form, is the only document that provides authorization to Andrea to perform any work or produce any Products under this Agreement. Only Purchase Orders which specifically reference this Agreement shall be valid. IBM procurement personnel have the sole authority to issue Purchase Orders or direct work activity under the terms and conditions of this Agreement.

    5.1 Purchase Order Cancellation/Re-Schedule/Modification.
    IBM may cancel a Purchase Order, reschedule and order for delivery or change the place and/or manner of delivery without charge to IBM as long as any such change occurs within the appropriate lead time and flexibility limits (if any) specified in an Attachment. If Purchase Orders are cancelled, inside of the lead time and/or above the flexibility limits and are not rescheduled by IBM, Andrea will make every reasonable effort to minimize liability to IBM. For that liability remaining, the parties will negotiate in good faith an appropriate cancellation charge. In no event shall the cancellation charge for a particular Purchase Order exceed (CONFIDENTIAL
TREATMENT).

6.0 DELIVERY

    6.1      Delivery Requirements.
    IBM will require Andrea to participate in Just-In-Time, Line-Side-Stocking and/or other delivery arrangement for any Product as may be specified in the Attachment relating to such Product. Upon specification of such terms and conditions by IBM in any Attachment, those terms and conditions shall become part of this Agreement.

    6.2      On-Time Delivery.
    Andrea agrees to provide to IBM Products in accordance with the delivery requirements specified in a Purchase Order. If Andrea cannot meet a scheduled delivery date, Andrea shall promptly notify IBM of Andrea's revised delivery date and IBM may, at its option (i) cancel Products not delivered without charge and/or (ii) buy elsewhere and charge Andrea any cost differential, and/or (iii) charge Andrea for any premium costs (including, without limitation, shipping and handling costs) incurred as a result of the late delivery and/or (iv) exercise all other remedies provided at law, in equity or in this Agreement.

    6.3      Field Replacement Units.
    During the term of this Agreement and for a period of (CONFIDENTIAL TREATMENT) thereafter, for each Product ordered by IBM under this Agreement Andrea shall maintain the capability to supply Field Replacement Units ("FRU's") packaged to IBM's specifications and at Andrea's expense in


                             Page 17 of 31 Pages
    volumes (based on Andrea's quality performance) to be agreed to from time to time between the parties. The initial quantity of FRU's shall be (CONFIDENTIAL TREATMENT) of the units estimated to be delivered during the first year of this Agreement.

7.0 PRICING AND PAYMENT:

    7.1      Prices.
    Prices specified by Andrea to IBM shall be inclusive to the point of delivery. All prices shall be specified in US dollars.

    7.2      Most Favored Customer.
    The prices provided by Andrea to IBM will not exceed those offered to other customers purchasing similar products or services in like or lesser volumes. If Andrea offers prices to a third party which are lower than those offered to IBM in like or lesser volumes, then those prices shall become available to IBM at the time of their availability to that third party. The parties agree that an independent auditor, acceptable to both IBM and Andrea, may audit Andrea records to confirm that IBM is receiving pricing equal or better than that offered by Andrea to other customers. If the audit determines that Andrea pricing should be reduced, then Andrea shall bear the cost of such audit in addition to reimbursing IBM for any overpayment. However, if such audit determines that Andrea's pricing is acceptable, then IBM shall bear the cost of the audit.

    7.3      Payments.
    Unless otherwise stated in an Attachment to this Agreement payment shall be made NET (CONFIDENTIAL TREATMENT) by IBM upon Product consumption (in the case of Line-Side-Stocking) or delivery and the associated receipt of an acceptable invoice from Andrea. The manner and method of payment shall be as provided in a Purchase Order.
Payment shall not be deemed acceptance with respect to any Products delivered hereunder.

    7.4      Product Acceptance.
    Acceptance of Product will be determined by the terms and conditions of this Agreement.

8.0 SUPPLIER ACTIONS

    8.1      Engineering Changes.
    IBM may direct design, electrical, mechanical, or Documentation changes to the Product in writing at any time, and Andrea agrees to incorporate such changes into the Products. Such changes will be within the general scope of this Agreement. If any such change will result in an increase or decrease to the cost or time required for performance of the work, or if Andrea expects the change to affect the form, fit, or function of the Products, then Andrea shall so notify IBM within (CONFIDENTIAL TREATMENT) of receiving such direction from IBM. Prior to any implementation of such directed changes, the Parties will negotiate in good faith any necessary adjustments to the price, schedule, and/or specifications. Unless authorized by IBM in writing,

                             Page 18 of 31 Pages

    Andrea shall not implement any change prior to the Parties' written agreement on such adjustments.

    Andrea may make design, electrical, mechanical, or Documentation changes to the Product at any time, provided that such changes and all known ramifications of these changes (e.g., pricing, schedule, or form, fit or function of the Product) are agreed to in writing by the Parties prior to any implementation. Such changes shall be within the general scope of this Agreement and shall also be intended to promote the Product and any IBM Products which incorporate the Product.


    8.2      Withdrawal of Products.
    Andrea shall notify IBM (CONFIDENTIAL TREATMENT) prior to its withdrawal of any Products. In such event, Andrea agrees and understands that Purchase Orders for the Products will be accepted by Andrea until such withdrawal date and that IBM's Purchase Orders during such period may significantly exceed its prior orders.

    8.3      Inspection.
    Andrea shall permit IBM to inspect Andrea's facilities upon request and shall provide such assistance (including, without limitation, providing documentation) to IBM reasonably necessary, in IBM's discretion, for IBM to evaluate the quality and reliability of the Products.

9.0 IBM INVENTORY BALANCING (DEFECT FREE)

    IBM shall have the right to return any Product to Andrea and shall be entitled to the greater of (a) (CONFIDENTIAL TREATMENT), or (b) (CONFIDENTIAL TREATMENT).

10.0    SUPPLIER REPRESENTATIONS/WARRANTIES AND INDEMNITY

    10.1         Representations and Warranties.
    Andrea represents and warrants that at all times: (i) it has the right to enter into this Agreement; (ii) Andrea's performance of this Agreement does not violate the terms of any license, contract, note or other obligation to which Andrea is a party or any statute, law, regulation or ordinance to which Andrea is subject, including, without limitation, all health, safety and environmental statutes, laws, regulations and ordinances; (iii) no claim, lien or action is pending or threatened against Andrea or any third party which would interfere with IBM's, it Subsidiaries', distributor's or customer's use of the Products; (iv) the Products and/or any combination of the Products with other programs and/or products do not infringe any patent, trademark, copyright or other intellectual property rights of a third party; (v) the Products purchased hereunder and the Documentation typically provided with such Products conform to the specifications hereunder and will operate in accordance with IBM's intended use; and (vi) none of the Products contain nor are any of the Products manufactured using ozone depleting substances including, without limitation, chloroflurocarbons, halons, methyl chloroform

                             Page 19 of 31 Pages
    and carbon tetrachloride and each of the Products is safe for normal use, is non-toxic, presents no abnormal hazards to persons or the environment and may be disposed of as normal refuse.

    10.2         Product Warranty.
    Andrea guarantees that all Products provided to IBM under this Agreement are free from defects in material and workmanship for a period of (CONFIDENTIAL TREATMENT) from the date of delivery to the designated IBM delivery point. Andrea must determine and provide to IBM a process and/or method of tracking the start of the warranty period for those Products delivered to IBM. If Andrea fails to identify a method and/or process for determining the start of the warranty period, then the warranty period under this Agreement shall be
(CONFIDENTIAL TREATMENT) from the date code identified on the Product. (CONFIDENTIAL TREATMENT) for all costs associated with returning of such non-conforming Products, including but not limited to transportation costs and published charges for service calls. The Parties shall negotiate in good faith for the disposition of failed Product. Andrea's warranty does not cover damage to or malfunction of a Product resulting from accident, disaster, neglect, abuse or misuse.

    10.3         Breach of Warranty.


    IBM shall determine in its sole discretion whether delivered Products meet all applicable specifications and comply with all warranties. If not in compliance with the above warranty (in addition to any other remedy provided at law, in equity or in this Agreement), Products may be returned, at Andrea's expense, to Andrea for (at IBM's option); (i) repair, (ii) replacement, or (iii) refund. Andrea shall credit IBM's account for the purchase price of the Products which have been rejected and for any costs of shipping the Products to Andrea by IBM. Andrea shall, at IBM's option and at no charge to IBM, either (i) promptly take the specific corrective action specified by IBM (repair or replace) and re-invoice IBM upon shipment of the corrected Products, or (ii) take no corrective action and accept return of the Products, issuing the appropriate refund to IBM. If Andrea replaces or repairs the returned Product, the Product will be repaired or replaced to the specifications at the time of replacement or repair. Andrea shall bear all risks and costs associated with any returns (including cost of labor, material, recall, inspection, testing and transportation). Within (CONFIDENTIAL TREATMENT) of IBM's request, Andrea shall provide IBM with a written failure analysis and a corrective action report.

    10.4         (CONFIDENTIAL TREATMENT)

                             Page 20 of 31 Pages

    10.5         Indemnification.
    Andrea agrees to defend, indemnify and hold harmless IBM, its Subsidiaries, affiliates, distributors and customers and their respective officers and employees (collectively, the "Indemnified Parties"), from and against any and all claims regardless of merit by a third party (whether such claim is against Andrea, IBM or other third party) arising out of, or in connection with, Andrea's performance or nonperformance of its obligations under this Agreement or a breach by Andrea of its representations and warranties in this Agreement (including, without limitation, claims of infringement), at Andrea's expense, and pay all costs, damages, losses and liabilities and attorney's fees incurred by the Indemnified Parties in connection therewith; provided that:

    1) Andrea is notified promptly in writing by IBM of any such claim or threatened or actual suit;
    2) Andrea has control of the defense and settlement of such suit, claim or the like and related settlement negotiations; and
    3) IBM cooperates in the defense and settlement of such suit, claim or the like.

    If a claim of infringement is or appears likely to be made with respect to Products, Andrea shall secure for the Indemnified Parties the right to continue to use and market the Product as provided herein or replace it with a non-infringing product.

11.0    INTELLECTUAL PROPERTY RIGHTS

    Except as provided below, Andrea shall own or have the right to license all U.S. and foreign copyrights and patents applicable in the Products and Andrea grants IBM all rights and licenses necessary for IBM to exercise its rights under this Agreement (including without limitation, the right and license to combine the Products with other products and/or programs).

    For the purpose of this Agreement, "Invention" shall mean any idea, design, concept, technique, Invention, discovery, or improvement, whether or not patentable, that is conceived or reduced to practice in performance under this Agreement. Andrea shall own each Invention, patent application filed thereon, and patent issuing thereon, except (1) Andrea and IBM shall jointly own (without accounting) Inventions, patent applications filed thereon and patents issuing thereon, which were developed with any IBM employees; and (2) Andrea shall assign to IBM Inventions, as well as patent applications filed thereon and patents issuing thereon, which relate to an appearance design which was furnished to Andrea by IBM. Andrea and IBM shall assist each other preparing and prosecuting any patent

                             Page 21 of 31 Pages
    applications filed on Inventions. Andrea and IBM shall promptly apprise each other in writing of Inventions.

    In the event that Andrea discontinues and/or otherwise makes the Product(s) unavailable after the term of this Agreement, Andrea shall negotiate in good faith concerning the granting to IBM of an intellectual property license and other rights necessary to enable IBM to manufacture, have manufactured, use and sell the Product(s). The maximum royalty IBM shall pay for such license and rights shall not exceed (CONFIDENTIAL TREATMENT). In addition, Andrea shall negotiate in good faith with IBM concerning providing to IBM all materials reasonably necessary to exercise the foregoing rights and concerning the purchase by IBM the purchase of any unique tooling or capital equipment.

12.0    TRADEMARKS AND TRADE NAMES

    Andrea may not use any of IBM's or its Subsidiaries' trademarks, trade names or brand names without IBM's written consent.

13.0    LIMITATION OF LIABILITY

    NEITHER IBM NOR ITS SUBSIDIARIES SHALL BE LIABLE TO ANDREA, ITS OFFICERS, ITS DIRECTORS, AFFILIATES OR CUSTOMERS FOR ANY LOST REVENUE, LOST PROFITS OR OTHER CONSEQUENTIAL, INCIDENTAL OR PUNITIVE DAMAGES EVEN IF ADVISED IN ADVANCE OF THE POSSIBILITY OF SUCH DAMAGES. IN NO EVENT SHALL IBM OR ITS SUBSIDIARIES BE LIABLE TO SUPPLIER (i) UNDER A PURCHASE ORDER FOR AN AMOUNT GREATER THAN THE PRICE TO BE PAID UNDER SUCH PURCHASE ORDER AND (ii) UNDER THIS AGREEMENT FOR AN AMOUNT GREATER
THAN THE PRICE TO BE PAID UNDER ALL OUTSTANDING PURCHASE ORDERS, AS
APPLICABLE.

14.0    TERM AND TERMINATION

    14.1         Term
    This Agreement shall commence on the date of execution by the parties and shall continue in full force and effect for a period of two (2) years thereafter, unless earlier terminated as provided in this Agreement. IBM may terminate this Agreement for convenience by providing Andrea (CONFIDENTIAL TREATMENT) prior written notice of such termination. Either party may terminate this Agreement for material breach of the other party upon (CONFIDENTIAL TREATMENT) written notice;
provided, however, if such breach is cured within such (CONFIDENTIAL TREATMENT) period, such termination shall not be effective and the Agreement shall continue in full force and effect. IBM's failure to achieve the volumes set forth in Subsection 4.2 hereof, shall only result in termination of IBM's exclusive marketing rights as set forth in Subsection 4.5.1 but shall not constitute a material breach of this Agreement.

    14.2         Rights Upon Termination
    (i) In the event that IBM terminates this Agreement for its convenience, IBM shall have the right to cancel all outstanding

                             Page 22 of 31 Pages

    Purchase Orders and return to Andrea all inventory of Product not yet sold or delivered by IBM for (CONFIDENTIAL TREATMENT). If such orders are not canceled all of the terms and conditions of this Agreement with respect to the Products subject to such Purchase Orders shall survive.

    (ii) In the event that IBM terminates this Agreement for a material breach of Andrea, IBM shall, in addition to all other remedies IBM has at law or in equity, have the right to cancel all outstanding Purchase Orders issued hereunder (CONFIDENTIAL TREATMENT) and return to Andrea, at Andrea's expense, all inventory of Product not yet sold or delivered by IBM for (CONFIDENTIAL TREATMENT). If such orders are not canceled, all of the terms and conditions of this Agreement with respect to the Products subject to such Purchase Orders shall survive.

    (iii) In the event that Andrea terminates this Agreement for a material breach of IBM, Andrea, in Andrea's sole discretion, shall have the right to cancel any outstanding Purchase Orders.

    (iv) All obligations and duties that by their nature survive the expiration, or termination of this Agreement shall remain in effect after such expiration, or termination including Section 6.0, "Delivery",
    Section 10, "Supplier Representations/Warranties and Indemnity", Section 11, "Intellectual Property Rights", Section 12, "Trademarks and Trade Names", Section 13, "Limitation of Liability", Section 14, "Term and Termination", and Section 15, "General", and shall bind the parties and their legal representatives, successors and assigns.

15.0    GENERAL

    15.1         Confidentiality.
    Andrea agrees that it will not disclose the terms of this Agreement to a third party, except to the extent required by law, without IBM's written approval. Except as otherwise provided in this Section 15.1 and Section 11.0, all exchanges of information between the parties pursuant to this Agreement shall be deemed non-confidential. All confidential information disclosed by either Party hereunder shall be disclosed and treated in accordance with CIEA (Confidential Information
Exchange Agreement) CIEA0164.  A copy is attached hereto as Attachment 3.

    15.2         No Agent.
    Andrea is an independent contractor and is not an agent of IBM for any purpose whatsoever. Andrea is solely responsible for the acts of its employees and agents, including any negligent acts, and shall hold harmless, defend and indemnify IBM against all claims based on acts of its employees or agents.

    15.3         Insurance.
    Andrea shall maintain comprehensive general liability insurance for claims for damages because of bodily injury or death and property damage caused by or arising out of acts or omissions of its employees.

    15.4         Notices.


                             Page 23 of 31 Pages

    All notices required to be given under this Agreement will be in writing and deemed received (i) two Days after mailing if sent by certified mail, return receipt requested, or (ii) on the date confirmation is received if sent by facsimile transmittal to the party at the address provided below:

        IBM:                          Andrea:
        (CONFIDENTIAL TREATMENT)      (CONFIDENTIAL TREATMENT)
        (CONFIDENTIAL TREATMENT)       11-40 45th Road


        (CONFIDENTIAL TREATMENT)       Long Island City
        (CONFIDENTIAL TREATMENT)       NY  11101
        Phone:(CONFIDENTIAL TREATMENT) Phone: (CONFIDENTIAL TREATMENT)

    15.5         Choice of Law; Waiver of Jury Trial.
    THIS AGREEMENT SHALL BE GOVERNED BY THE LAWS OF NEW YORK, WITHOUT REGARD TO ITS PRINCIPLES OF CONFLICTS OF LAWS. THE PARTIES HERETO EXPRESSLY WAIVE ANY RIGHT THEY MAY HAVE TO A JURY TRIAL.

    15.6         Severability.
    If any section or subsection of this Agreement is found by competent judicial authority to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of any such section or subsection in every other respect and the remainder of this Agreement shall continue in effect.

    15.7         Force Majeure.
    Neither IBM nor Andrea shall be in default or liable for any delay or failure of compliance with this Agreement due to an act of nature, public enemy, government action, freight embargo, or strike beyond the control of the defaulting party and the defaulting party shall provide the non-defaulting party immediate notice of any such anticipated delay or failure of compliance; provided, however, that any such act shall not relieve the defaulting party's obligations hereunder and such party hereby agrees to perform its obligations as soon as practicable after the conditions causing such delay or failure have subsided.

    15.8         Assignment.
    Andrea shall not assign this Agreement or any rights or obligations hereunder without the prior written consent of IBM. Any act of derogation of the foregoing shall be null and void. IBM may assign this Agreement or any rights or obligations hereunder without limitation.

    15.9         Rights of Subsidiaries.
    Each of IBM's Subsidiaries may exercise any of the rights of IBM under this Agreement; provided, however, when an IBM Subsidiary exercises such rights under this Agreement, such Subsidiary shall be solely responsible for its own obligations under this Agreement and IBM shall have no liability for such Subsidiary's failure to comply with any of the obligations hereunder.

    15.10        Waiver.
    Any waiver under this Agreement to be effective must be in writing

                             Page 24 of 31 Pages
    signed by the party so waiving its rights. The waiver by either party of any instance of the other party's noncompliance with any obligation or responsibility herein shall not be deemed a waiver of subsequent instances or of either party's remedies for such noncompliance.

    15.11        Assurances.
    Andrea agrees to provide further assurances, commercially reasonable assistance and any written legal documents necessary for IBM, in IBM's sole discretion, to exercise the rights granted under this Agreement.

    15.12        Order of Precedence.
    In the event of an inconsistency in the various documents which govern the parties' performance of this Agreement, the order of precedence will be:

    (i) this Agreement, without the Attachments (unless the Attachments specifically modify a term of this Agreement, in which case the terms of such Attachment shall govern);



    (ii)  the Attachments;

    (iii)  the face side of a Purchase Order; and

    (iv)  the reverse side of a Purchase Order.

    15.13        Amendments.
    This Agreement may only be amended in writing signed by authorized representatives of each of the parties. To be effective such amendment must specifically reference this Agreement.


                             Page 25 of 31 Pages

    THIS AGREEMENT AND ITS ATTACHMENTS, CONFIDENTIAL INFORMATION EXCHANGE AGREEMENT (CIEA0164) AND THE PURCHASE ORDERS ISSUED HEREUNDER CONSTITUTE THE ENTIRE AGREEMENT BETWEEN THE PARTIES WITH RESPECT TO THE
SUBJECT MATER HEREOF AND SUPERSEDE ALL COMMUNICATIONS AND UNDERSTANDINGS BETWEEN THE PARTIES, WHETHER WRITTEN OR ORAL, WITH RESPECT TO THE SUBJECT MATTER HEREOF.


    ACCEPTED AND AGREED TO:      ACCEPTED AND AGREED TO:

    INTERNATIONAL BUSINESS       ANDREA ELECTRONICS CORPORATION
    MACHINES CORPORATION

By: (CONFIDENTIAL TREATMENT)     By:  /s/ John N. Andrea
    --------------------              ---------------------

Name: (CONFIDENTIAL TREATMENT)   Name:  John N. Andrea
      --------------------              --------------------
      (Typed or Printed)                (Typed or Printed)

Title:                           Title:  Co-President
      -------------------               --------------------

Date:     6/15/95                Date:     6/16/95
      -------------------               --------------------

                                 By:___________________________

                                 Name:_________________________
                                      (Typed or Printed)

                                 Title:________________________

                                 Date:_________________________


                             Page 26 of 31 Pages

                                ATTACHMENT A1


PRODUCTS SPECIFICS

    Andrea shall provide IBM with the Product specified in Section 1.0 of this Attachment to the extent authorized by Purchase Orders issued by IBM.

1.0 PRODUCT NAME:



    The Product for purposes of this Attachment A1 is the Andrea ANC-100 Earmount Headset unit, Part Number ANC-100 (which includes the following components: (CONFIDENTIAL TREATMENT).

2.0 SPECIFICATIONS:

    The Product will conform to Andrea's Product Functional Specification PFS-1002100, and Andrea's "Method For Measuring Noise Cancellation Properties of The Andrea Active Noise Cancellation ANC-100
    Headset/Microphone".  Copies are attached hereto as Attachment 2.

3.0 PRICE:
    The Price of the Product is:  (CONFIDENTIAL TREATMENT).

    The price quoted in this section 3.0 of Attachment A1 is F.O.B. IBM's manufacturing facility (CONFIDENTIAL TREATMENT).

4.0 PURCHASE ORDERS

    4.1 Purchase Order Re-Scheduling.
    IBM may re-schedule the ship date of undelivered Products ordered pursuant to a Purchase Order (CONFIDENTIAL TREATMENT). Any such re-schedule shall be for no more than (CONFIDENTIAL TREATMENT) and shall not extend beyond the expiration date of this Agreement, unless otherwise agreed to in writing by both Parties. Items re-scheduled and subsequently cancelled will be subject to (CONFIDENTIAL TREATMENT).

    4.2 Standard Lead Time
    Andrea agrees that IBM will be offered the shortest possible lead time for Product but in no case shall this lead time exceed (CONFIDENTIAL TREATMENT) after Andrea's receipt of an authorized Purchase Order.

    4.2.1  Short Lead Time
    In the event IBM requires shipment of Product in less than the


                             Page 27 of 31 Pages

    (CONFIDENTIAL TREATMENT) lead time specified in Section 4.2 of this Attachment, Andrea agrees to use best efforts to expedite such shipment.

5.0 FORECASTS:
    Andrea agrees to build and stock a (CONFIDENTIAL TREATMENT) supply of IBM Product based upon a monthly (CONFIDENTIAL TREATMENT) rolling forecast provided by IBM. IBM may notify Andrea that IBM has reduced requirements or has no further need for Products as projected in the then current IBM (CONFIDENTIAL TREATMENT) rolling forecast. In such event, Andrea shall make every reasonable effort to reduce IBM's liability hereunder. In no event shall IBM be required to purchase more than the volume of Products projected to be purchased within the (CONFIDENTIAL TREATMENT) period following the date of IBM's notification, provided such Products are actually in Andrea's finished goods inventory at the time of IBM's notification. In addition, IBM's liability under this
Section includes and is not additive to IBM's liability for Purchase Orders cancelled under Section 5.1 of the Agreement.

6.0 JUST-IN-TIME DELIVERY:
    At a minimum, Andrea shall be responsible for maintaining the capability of providing Product to IBM on an as needed basis, and providing all necessary Product support activities. Andrea will maintain responsibility over delivery and ownership of Product until the point of delivery. IBM may designate a point internal to its facility as the point of delivery. In such an event, IBM will allow Andrea access to this location to execute Product delivery.



7.0 ENGINEERING TOOLING/CAPITAL EQUIPMENT:

    Those features and processes provided by IBM as well as any other features and processes which may be subsequently developed under IBM's direction and at IBM's expense, are the proprietary and confidential designs of IBM, and are the sole and exclusive property of IBM. Andrea agrees that all right, title and interest therein shall at all times vest in and remain in IBM. Nothing in this Agreement shall be construed as establishing, transferring, or otherwise conveying to Andrea any rights, interest or license in such features and processes, whether by implication, estoppel or otherwise.

8.0 PRODUCT SUPPORT
    8.1 All customer Product inquiries will be supported by the IBM technical representative.

    8.2 In those cases where additional assistance is required, the IBM technical representative will contact Andrea at the telephone number provided to IBM. Andrea, at its own expense, shall support IBM by providing to IBM's technical representative with a published telephone number between the hours of (CONFIDENTIAL TREATMENT) a.m. through (CONFIDENTIAL TREATMENT) p.m. Eastern Standard Time, five days a week.
Andrea will provide the necessary technical staff to answer all calls between the above stated hours.

9.0 PRODUCT RETURNS/REPAIR
    IBM may inspect and test all Product(s) at IBM's facility prior to

                             Page 28 of 31 Pages
    acceptance or rejection, and may refuse to accept Products which do not conform to the specifications referenced in this Agreement. If IBM rejects Product(s), Andrea shall replace the rejected Products within (CONFIDENTIAL TREATMENT) of IBM's notification, and shall pay for all costs associated with said Product replacement, including but not limited to expenses associated with the return of the defective Products. IBM shall notify Andrea to obtain a Return Material Authorization ("RMA") number prior to returning Product(s) for non-conformance, which RMA Andrea agrees to promptly issue upon request. IBM shall furnish the following information with Product(s) returned to Andrea: a) IBM's complete address,
b) name(s) and telephone numbers of IBM's employee(s) to contact in case of questions about the product, c) a complete list of Product(s) returned, d) the nature of the defect or failure if known, and e) whether or not returned Product(s) is in warranty.

10.0    OTHER INTELLECTUAL PROPERTY RIGHTS:

    10.1         Andrea Product Names and Trademarks.
    Andrea hereby grants to IBM, IBM Subsidiaries and its and their successors, assigns, agents and distributors a nonexclusive, royalty free right and license to use, in connection with the marketing of the Product, the Product name(s) and trademark(s) used by Andrea to identify the Product including any portions thereof. If Andrea informs
IBM in writing that it objects to IBM's use of its Product names and trademarks, IBM will take reasonable steps to modify it.


                             Page 29 of 31 Pages

IN WITNESS WHEREOF, THE PARTIES HERETO HAVE CAUSED THIS ATTACHMENT A1 TO AGREEMENT PCC950121 TO BE EXECUTED BY THEIR RESPECTIVE AUTHORIZED REPRESENTATIVES.

ACCEPTED AND AGREED TO:          ACCEPTED AND AGREED TO:


INTERNATIONAL BUSINESS           ANDREA ELECTRONICS CORPORATION
MACHINES CORPORATION


By: (CONFIDENTIAL TREATMENT)     By: /s/ John N. Andrea
    --------------------              --------------------

Name:(CONFIDENTIAL TREATMENT)    Name:  John N. Andrea
     --------------------               --------------------
     (Type or Printed)                  (Type or Printed)

Title:(CONFIDENTIAL TREATMENT)   Title: Co-President
      --------------------              --------------------

Date:    6/15/95                 Date:    6/16/95
      -------------------               --------------------

                                 By:
                                        --------------------

                                 Name:
                                        --------------------
                                        (Type or Printed)

                                 Title:
                                        --------------------

                                 Date:
                                        --------------------


                             Page 30 of 31 Pages

                                                                 EXHIBIT   11


    ANDREA ELECTRONICS CORPORATION


    COMPUTATION OF FULLY DILUTED EARNINGS PER COMMON SHARE


























                                                                          For the Six Months Ended
                                                                                   June 30,
                                                                           1995              1994

EARNINGS
    Pro forma income (loss) applicable to common stock*                  $ (137,427)      $(1,070,710)

SHARES
    Weighted average number of common shares outstanding                  3,016,360         2,544,675
    Assuming conversion of options and warrants                             980,069           907,536

    Pro forma shares                                                      3,996,429         3,452,211

    Fully diluted income (loss) per common share                      $        (.04)    $        (.42)






































* Entire proceeds of assumed conversion of options were used to purchase treasury shares; therefore, no adjustments are necessary in computing pro forma loss applicable to common stock.

This calculation is submitted in accordance with Regulation S-B, Item 601(b)(11) although it is contrary to paragraph 40 of ABP Opinion No. 15 because it produces anti-dilutive results.

                             Page 31 of 31 Pages