Form 10-Q/A
period 1995-06-30
ANDREA ELECTRONICS CORP
filed 1995-09-21
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1


(Mark One)

( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1995

                                      OR

(    )  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF
1934
    For the transition period from _________________ to ________________



                        Commission file number 1-4324
                                                       -----

                        ANDREA ELECTRONICS CORPORATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

      New York                        11-0482020

---------------------              -------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

11-40 45th Road, Long Island City, New York       11101

 -----------------------------------            ------------
(Address of principal executive offices)        (Zip Code)

                                    1-800-442-7787
         --------------------------------------------------------------
             (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant: (1) filed all reports required to befiled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,016,360.

Reason for Filing Form 10-Q/A (Amendment No. 1):

This Form 10-Q/A (Amendment No. 1) is being filed to indicate that the Registrant is seeking confidential treatment for certain portions of
Exhibit 10.1 originally filed with the Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1995.

                         PART II---OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

        Exhibit
        Number               Description
          -----                    ---------

        10.1* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Company

        11**     Computation of Fully Diluted Earnings Per Common Share

_____________________
*   Previously  filed with  the  Registrant's Report  on  Form 10-Q  for  the
    quarterly period ended June  30, 1995.    The  Registrant has  requested
   confidential treatment  of certain portions of this Agreement.

** Previously filed with the Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                             ANDREA  ELECTRONICS CORPORATION
                                      (Registrant)






/s/ Frank A.D. Andrea, Jr.         Chairman of the Board   September 19, 1995
-----------------------------
Frank A.D. Andrea, Jr.             and Chief Executive Officer






/s/ Patrick D. Pilch              Executive Vice President   September 19, 1995
-----------------------------
Patrick D. Pilch                  and Chief Financial Officer