Form 10-Q/A
period 1995-06-30
ANDREA ELECTRONICS CORP
filed 1995-11-15
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 2

(Mark One)

( x )     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995
                                      OR

(    )    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
          For the transition period from _______________ to _____________

                                             Commission file number 1-4324
                                                                    ------

                        ANDREA ELECTRONICS CORPORATION
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                 11-0482020
--------------------------             -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

11-40 45th Road, Long Island City, New York                        11101
-------------------------------------------                    ------------
(Address of principal executive offices)                        (Zip Code)

                                                           1-800-442-7787
                         ---------------------------------------------------
                         Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ----
    -----
     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,016,360. Reason for Filing Form 10-Q/A (Amendment No. 2):
This Form 10-Q/A (Amendment No. 2) is being filed for the purpose of filing
Exhibit 27 - Financial Data Schedule in respect of the quarterly period ended June 30, 1995.

                         PART II---OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit                                      Page
          Number                   Description                   Number
          ------                   -----------                   ------

          10.1*     Procurement Agreement, dated June 16, 1995, by and


between
               International Business Machines Corporation and the Company

          11** Computation of Fully Diluted Earnings Per Common Share

          27   Financial Data Schedule                              4

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



                                   ANDREA ELECTRONICS CORPORATION
                                              (Registrant)





/s/ Frank A.D. Andrea, Jr.      Chairman of the Board       November 13, 1995
--------------------------      and Chief Executive Officer
Frank A.D. Andrea, Jr.








/s/ Patrick D. Pilch            Executive Vice President,   November 13, 1995
--------------------------      and Chief Financial Officer
Patrick D. Pilch