Form 10-Q
period 1995-09-30
ANDREA ELECTRONICS CORP
filed 1995-11-15
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q
(Mark One)

( x )     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1995

                                      OR

(    )    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
          For the transition period from ______________ to ____________

                        Commission file number 1-4324
                                              ------

                        ANDREA ELECTRONICS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

New York                                          11-0482020
-------------------------------        -----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

11-40 45th Road, Long Island City, New York                11101
-------------------------------------------              ----------
   (Address of principal executive offices)              (Zip Code)

                                  1-800-442-7787
       ---------------------------------------------------------------
            (Registrant's telephone number, Including area code)

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,201,461.

                                PART I---FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
                               ANDREA ELECTRONICS CORPORATION
                                       BALANCE SHEETS
                                            ASSETS

                                 September  30, 1995         December 31,1994
                                         (unaudited)
Current assets:


Cash and cash equivalents                 $2,254,951               $3,313,043
Investment securities                         89,125                   89,125
Accounts receivable - trade,
net of allowance for doubtful
accounts of $2,183 and                     1,230,019                  569,505
$69,771, respectively
Inventories                                  567,136                  267,903
Prepaid expense and other                    116,211                  123,219
current receivables
Total current assets                        4,257,442                4,362,795

Property, plant and equipment
- net of accumulated
depreciation
of $812,580 and $726,750,
respectively                                  627,370                  652,635

Other assets                                   1,151                    1,151
Total assets                              $4,885,963               $5,016,581


                    LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
  Trade accounts payable            $       246,224             $    135,459
  Salaries and wages payable                 41,320                   84,000
  Other current liabilities                  48,699                   52,213
Total current liabilities                   336,243                  271,672
  Other liabilities                          46,921                   55,544
Total Liabilities                           383,164                  327,216
Shareholders' equity
 Capital stock - common -
   $.50 par value
 Shares authorized -
   10,000,000
 Shares outstanding:
   1995 -  3,201,461
   1994 -  3,016,360                      1,605,055                1,508,180
 Additional paid-in capital               4,477,355                4,126,012
 Retained earnings (accumulated          (1,579,611)                (944,827)
   deficit)
Total shareholders' equity                4,502,799                4,689,365
Total liabilities and                $    4,885,963              $ 5,016,581
  shareholders' equity





                               ANDREA ELECTRONICS CORPORATION
                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                               For the                        For the
                         Three Months Ended              Nine Months Ended
                            September 30,                  September 30,
                   1995              1994              1995          1994

Sales            $1,403,091       $   640,053        $4,064,042   $2,209,353
Cost of             799,993           411,818         2,217,786    1,572,867
 sales
Gross               603,098           228,235         1,846,256      636,486
 profit
 (loss)
Research            355,769           404,995         1,218,231      814,817
 and
 develop-
 ment
General,
 admini-            786,338           575,995         1,580,662    1,778,811
 strative
 and
 selling
 expenses
Operating          (539,009)         (752,755)         (952,637)  (1,957,142)
 income
 (loss)
Other
 income
 (expense)
Interest             33,360            22,938           140,294       33,583
 income
Interest               (841)           (2,113)           (2,845)      (6,735)
 (expense)
Rent &                9,133            46,282           180,404       173,936
 miscel-
 laneous
                     41,652            67,107           317,853       200,784

Earnings
 (loss)
 before            (497,357)         (685,648)         (634,784)  (1,756,358)
 provision
 (credit)
 for
 corporate
 income
 tax
Income tax
 provision               --                --                --           --

Net               $(497,357)      $  (685,648)      $  (634,784) $(1,756,358)
 earnings
 (loss)

Net
 earnings         $    (.16)      $      (.23)      $      (.21)  $     (.65)
 (loss)
 per
 common
 and
 common
 equiva-
 lent
 share
Weighted
 average          3,201,461          2,956,578         3,078,738    2,638,485
 number of
 shares
 out-
 standing

Certain line items have been reclassified for presentation purposes only.

                               ANDREA ELECTRONICS CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                      For the Nine Months
                                                      Ended September 30,
                                                        1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                             $ (634,784) $(1,756,358)
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
               Depreciation and amortization             85,830       94,837
               (Increase) decrease in:
                    Accounts receivable                (660,514)     904,156
                    Inventories                        (299,233)      40,840
                    Other current assets                  7,008       51,707
               Increase (decrease) in:
                    Accounts payable                   68,085       (299,158)
                    Other current liabilities          (3,514)       (54,151)
     Total cash used for operating activities        (1,437,122)  (1,018,127)

CASH FLOWS FROM INVESTING ACTIVITIES
          Sales (Purchase) of investment securities         --       101,608
          (Acquisition) of property, plant and
          equipment                                     (60,565)     (22,923)

     Total cash provided by (used for) investing
activities                                              (60,565)      78,685

CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of Corporate Common Stock                    --     4,304,306
          Exercise of stock options                     448,218           --
          (Payments) Acquisition of capital lease
          obligations                                    (8,623)     (37,027)
     Total cash provided by financing activities        439,595    4,267,279

Net increase (decrease) in cash and cash             (1,058,092)   3,327,837
equivalents

Cash and cash equivalents - beginning                 3,313,043      524,961
Cash and cash equivalents - end                     $ 2,254,951  $ 3,852,798

Supplemental disclosures
  Cash paid:
              Interest                               $    2,845  $      6,735

              Income Taxes                           $       --  $     31,585


                               ANDREA ELECTRONICS CORPORATION
                              STATEMENT OF SHAREHOLDERS' EQUITY

                                        Additional    Retained      Total
               Shares      Common        Paid-In      Earnings     Share-
              Outstand-     Stock        Capital     (Deficit)     holders'
                 ing                                               Equity


Balance at
December 31,
1994        3,016,360   $ 1,508,180    $ 4,126,012   $  (944,827) $ 4,689,365

Exercise of
Stock
Options
(unaudited)   185,101        96,875        351,343           -        448,218
              -------      --------       ---------     --------     --------

Net loss
(unaudited)     -             -              -          (634,784)    (634,784)

Balance at
September
30, 1995
(unaudited)
            3,201,461  $  1,605,055    $ 4,477,355  $(1,579,611)  $ 4,502,799


Notes to Financial Statements
-----------------------------

1. In the opinion of the management of Andrea Electronics Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Andrea Electronics Corporation's financial position as of September 30, 1995 and the results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1994.

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

3. In December 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered by the Company in the first quarter of 1995 and to date no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have on the financial position of the Company. Sales of this product to various government agencies totalled approximately $1,500,000 for the past three years.
                                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The Company's revenues grew considerably during the three month and nine month periods ended September 30, 1995 (respectively, the "1995 Third Quarter" and the "1995 First Three Quarters") compared to the corresponding three-month and nine-month periods in 1994 (respectively, the "1994 Third Quarter" and the "1994 First Three Quarters"). Most of this growth resulted from a significant and unexpected increase in demand for products within the Company's traditional military product line. During the second quarter of 1995, the Company introduced its Anti-Noise(R) Active Noise Cancellation ("ANC") industrial and commercial product line, and in June 1995, the Company agreed to provide its ANC-100 headset to International Business Machines Corporation ("IBM") under a nonbinding procurement agreement. Sales of ANC products through September 30, 1995 were not material.
     During the 1995 Third Quarter, the Company completed the first phase of a multiphase initiative to develop and qualify its ANC and Active Noise Reduction ("ANR") headsets and communications systems for use by the United States military. Research and development funding for this initiative is being provided to the Company under a contract with Northrop Grumman Corporation. The first phase of the initiative was focused on development of certain prototype devices. The second phase, which is focused on qualification for sale to the U.S military, is anticipated to be completed
during the first half of 1996.   While no assurance can be given that this
initiative will be successful, the Company expects to begin receiving revenues from the sale of ANR and ANC products to the U.S. military during the second half of 1996.
     Subsequent to the close of the 1995 Third Quarter, the Company entered into a License and Technical Support Agreement, dated as of October 3, 1995 (the "Agreement"), with BellSouth Products, Inc. ("BellSouth"), a subsidiary of BellSouth Telecommunications Inc. Under the Agreement, the Company has granted certain license rights for a period of three years covering the incorporation of its Anti-Noise(R) ANC technology into residential and small business telephones and an exclusive right to distribute these telephones to residential and small business end users in the United States, Canada, Mexico, South America and Israel. To maintain the exclusivity of the distribution rights, BellSouth must meet certain minimum production requirements. The minimum aggregate royalties payable to the Company over the three-year term of the Agreement if these minimum production requirements are met would be $7.0 million. No assurance can be given that such revenues will be received. Under the Agreement, the Company is obligated to furnish BellSouth with certain engineering and technical support relating to the ANC technology.
     The Company has devoted, and is continuing to devote, substantial resources to the development of a line of Anti-Noise(R) computer communication products for sale under the Andrea name. These products are being designed for computer telephony, multimedia, speech recognition and interactive game applications. In October 1995, the Company introduced the Andrea Anti-Noise(R) Computer Headset - ANC 100 to the retail store and catalog markets. The Company plans to introduce additional ANC computer communication products in early 1996. While no assurance can be given, the Company anticipates substantial increases in revenues from these Anti-Noise(R) products beginning in 1996.
     The market into which the Company has sold its traditional line of military products is highly competitive. The Company's performance in this market is subject to several factors, including dependence on government appropriations, the time required for design and development of new products, the complexity of product design and the rapidity with which product designs and technology become obsolete, the intense competition for available business, and the acceptability of manufacturing contracts by government inspectors.

     The interim results of operations of the Company presented in this report are not necessarily indicative of the sales or results of operations for the full year. In particular, the Company does not expect the recent level of sales of its existing military products to continue.


RESULTS OF OPERATIONS

         Sales

     Sales for the 1995 Third Quarter increased 119% to $1,403,091 from $640,053 for the 1994 Third Quarter. Sales for the 1995 First Three Quarters increased 83.9% to $4,064,042 from $2,209,353 for the 1994 First Three Quarters. The increase was primarily attributed to a significant and unexpected increase in demand for the Company's traditional military product lines and, to a lesser extent, to sales of the Company's industrial/commercial products. Sales from military orders through both prime and subcontracted orders made up 37.4% and 62.6% of total sales for the 1995 Third Quarter and the 1995 First Three Quarters, respectively, compared to 24.5% and 75.5% for the respective comparable periods in 1994. The increase during 1995 in sales to the military market has been contrary to the downward trend in the Company's sales to this market in recent year resulting from decreases in military appropriations by the U.S. government. Management does not believe that the increase during the 1995 First Three Quarters in sales to the military market reflects a reversal of this downward trend. During the second quarter of 1995, the Company began shipments of its Andrea Anti-Noise(R) headsets. While sales of these new products have not to date been significant, the Company expects such sales to increase. No assurance can be given, however, that sales of these new products will increase.
     Cost of Sales
     Cost of sales as a percentage of sales for the 1995 Third Quarter decreased to 57% from 69% for the 1994 Third Quarter. Cost of sales as a percentage of sales for the 1995 First Three Quarters decreased to 54.6% from 71.2% for the 1994 First Three Quarters. The marked decreases in the cost of sales as a percentage of sales since the 1994 Third Quarter and 1994 First Three Quarters reflect the results of a cost-cutting and operating efficiency improvement program implemented by the Company at the end of the first quarter of 1994. The moderately higher cost of sales as a percentage of sales during the 1995 Third Quarter compared to the 1995 First Three Quarters reflects the hiring of personnel during the second quarter of 1995 and the 1995 Third Quarter to support the introduction of the Company's ANC product line.
     Research and Development
     Research and development expenses for the 1995 Third Quarter decreased 12% to $355,769 from $404,995 for the 1994 Third Quarter, while research and development expenses for the 1995 First Three Quarters increased 49.5% to $1,218,231 from $814,817 for the 1994 First Three Quarters. The increase in research and development for the 1995 First Three Quarters reflects expenses incurred primarily during the first quarter of 1995 that were related to the development and introduction of the Company's Anti-Noise(R) ANC products. These expenses included certain non-recurring expenses such as labor costs incurred by engineering and technical professionals and testing procedures, special molds, designs and tooling costs directly related to the IBM and BellSouth Products agreements. As a result of the commencement of sales of the first of these ANC products during the second quarter of 1995, research and development expenses decreased in both absolute and relative terms, with research and development expenses as a percentage of sales for the 1995 Third Quarter declining to 25.4% from 63.3% for the 1994 Third Quarter. Management believes this decrease is temporary and that research and development expenses will increase in both absolute terms and relative terms as the Company continues to develop its ANC technology and product line.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses for the 1995 Third Quarter increased 36.5% to $786,338 from $575,995 for the 1994 Third Quarter.
General, administrative and selling expenses for the 1995 First Three
Quarters decreased 11.1% to $1,580,662 from $1,778,811 for the 1994 First Three Quarters. The increase during the 1995 Third Quarter primarily reflects certain startup and non-recurring expenses related to the agreements with IBM and BellSouth Products. The Company expects to increase general, administrative and selling expenses in order to support sales of its Andrea Anti-Noise(R) products. Subsequent to the close of the third quarter 1995, the Company introduced the ANC-100 Anti-Noise(R) computer headset to the retail store and catalog markets. The Company plans to introduce additional Anti-Noise(R) products in the first quarter of 1996 and plans to support these product introductions with advertising and promotional efforts. No assurance can be given that these products will be successful in the market and that the Company's sales will increase. The decline in general, administrative and selling expenses during the 1995 First Three Quarters reflects the cost-cutting and operating efficiency program implemented by the Company at the end of the first quarter of 1994.

     Operating Loss

     Operating loss for the 1995 Third Quarter decreased 28.4% to $539,009 from $752,755 for the 1994 Third Quarter. Operating loss for the 1995 Three Quarters decreased 51.3% to $952,637 from $1,957,142 for the 1995 First Three Quarters. These declines in operating loss reflect the increase in sales to date during 1995 and the positive effect from the Company's operating efficiency improvement program implemented at the end of the first quarter in 1994.
     Other Income

     Other income for the 1995 Third Quarter decreased 37.9% to $41,652 from $67,107 for the 1994 Third Quarter. Other income for the 1995 First Three Quarters increased 58.3% to $317,853 from $200,784 for the 1994 First Three Quarters. The decrease during the 1995 Third Quarter compared to the 1994 Third Quarter can be attributed to the reclassification of approximately $37,000 in product development revenues in the 1995 Third Quarter as an offset to engineering costs including labor and material costs. The increase during the 1995 First Three Quarters was due to interest income on the cash received by the Company from two private offerings of its Common Stock during the summer of 1994 and the receipt of approximately $37,500 in product development revenues from a third party during the first quarter of 1995.

     Net loss

     Net loss for the 1995 Third Quarter was $497,357, compared to a net loss of $685,648 for the 1994 Third Quarter. Net loss for the 1995 First Three Quarters was $634,784, compared to a net loss of $1,756,358 for the 1994 First Three Quarters. This improvement resulted primarily from the decline in operating loss during the 1995 Third Quarter and the 1995 First Three Quarters and to a lesser extent, during the 1995 First Three Quarters, from the increase in other income.

LIQUIDITY  AND CAPITAL  RESOURCES

     Working capital (total current assets less total current liabilities) at September 30, 1995 was $3,921,199 compared to $4,091,123 at December 31, 1994. This decrease during the 1995 First Three Quarters of $169,924 reflects a decrease in total current assets of $105,353 and an increase in total current liabilities of $64,571. The decrease in total current assets reflects a decrease in cash of $1,058,092, partially offset by an increase in accounts receivable of $660,514 and an increase in inventory of $299,233. The increase in inventory represents the acquisition of raw materials, the accumulation of work-in-process and the completion of Andrea Anti-Noise(R) products for delivery to IBM as well as in anticipation of the Company's introduction of Andrea Anti-Noise(R) products to the retail store and catalog markets in the fourth quarter 1995 and first quarter 1996. The increase in total current liabilities reflects an increase of $110,765 in trade accounts payable, partially offset by a decrease in accrued salaries and wages of $42,680.

     During the 1995 First Three Quarters, the Company's total cash decreased by $1,058,092. This decrease reflected total cash used for operating activities $1,437,122 and an acquisition of equipment of $60,565, partially offset by the receipt of $448,218 from the sale of Common Stock pursuant to the exercise of stock options.

     Management believes that the Company s financial condition is adequate to support the Company s current level of operations and demand for resources. This belief is based in part on an anticipated decline in sales of its traditional military products to the prior year's levels. The Company anticipates at least a similar level investment in research and development for the remainder of 1995 and increased sales, general and administrative expenses to promote the Anti-Noise product line. The Company commenced delivery of Anti-Noise(R) products to IBM during the second quarter and, subsequent to the close of the third quarter 1995, the Company introduced its Anti-Noise(R) computer headsets to the retail store and catalog markets. The Company believes that it has adequate financing to support existing production levels and demand for these products. In the event that the Company experiences significant demand for its new Anti-Noise(R) products, the Company will need to obtain additional working capital. In anticipation of such a situation, the Company has been investigating a variety of financing opportunities but has not entered into any arrangements or commitments. No assurance can be given that demand will increase for any of the Company's products or, that if such demand does increase, that the Company will be able to obtain the required working capital to increase production and marketing resources to meet such demand.
                                      10

                        PART II---OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company on June 19, 1995 was adjourned to September 8, 1995 with respect to a vote on a proposal to approve and authorize an increase in the number of shares subject to the Company's 1991 Performance Equity Plan. The proposal was approved and the voting was as follows: FOR, 1,517,662; AGAINST OR WITHHELD, 397,900; ABSTENTIONS, 46,282; and BROKER NONVOTES, 913,878.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

         Exhibit                                     Page Number
         Number     Description                    of this Report
         -------    -----------                    --------------

          11        Computation of Fully Diluted           12
                    Earnings Per Common Share

          27        Financial Data Schedule                13

     (b)  Reports on Form 8-K.

     The registrant did not file any reports on Form 8-K during the three month period ended September 30, 1995.

                                SIGNATURES

          In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




ANDREA  ELECTRONICS CORPORATION




/s/ Frank A.D. Andrea, Jr.    Chairman of the Board      November 13, 1995
--------------------------    and Chief Executive
Frank A.D. Andrea, Jr.        Officer



/s/ Patrick D. Pilch          Executive Vice President,  November 13, 1995
--------------------------    and Chief Financial
Patrick D. Pilch              Officer

                                                              EXHIBIT  11


     ANDREA ELECTRONICS CORPORATION

     COMPUTATION OF FULLY DILUTED EARNINGS PER COMMON SHARE


                                            For the Six Months Ended
                                                     June 30,
                                              1995                  1994
EARNINGS
Pro forma income (loss) applicable          $ (634,784)          $(1,756,358)
 to common stock*

SHARES
Weighted average number of common            3,078,738             2,683,485
 shares outstanding
Assuming conversion of options                 788,057               920,320
 and warrants

Pro forma shares                             3,866,795             3,603,805

Fully diluted income (loss) per             $     (.16)          $      (.49)
 common share



* Entire proceeds of assumed conversion of options were used to purchase treasury shares; therefore, no adjustments are necessary in computing pro forma loss applicable to common stock.


This calculation is submitted in accordance with Regulation S-B, Item 601(b)(11) although it is contrary to paragraph 40 of ABP Opinion No. 15 because it produces anti-dilutive results.