Form 10-K
period 1995-12-31
ANDREA ELECTRONICS CORP
filed 1996-04-01
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ____________

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1995
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ____________ to ____________

                         Commission file number 1-4324

                        ANDREA ELECTRONICS CORPORATION
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New York                                11-0482020
- ---------------------------------      -----------------------------------
(State or other jurisdiction           (I.R.S. employer identification no.)
of incorporation or organization)

11-40 45th Road,Long Island City, New York                       11101
- ------------------------------------------                   --------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    800-442-7787
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class       Name of each exchange on which registered
     -------------------       -----------------------------------------
Common Stock, par value                  American Stock Exchange
    $.50 per share

Securities registered under Section 12(g) of the Exchange Act:  None

     Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of March 27, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,222,901.75 (based on the closing sale price on the American Stock Exchange).

     The number of shares outstanding of the registrant's common stock as of March 27, 1996 was 3,343,650.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The information required in Part III by Items 10, 11 and 12 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of shareholders to be held on June 20, 1996, which will be filed by the registrant within 120 days after the close of its fiscal year.

                           EXHIBIT INDEX ON PAGE 18

                              TABLE OF CONTENTS

                                                                      PAGE

TITLE PAGE                                                              1

PART I                                                                3-10
- ------
ITEM 1.   BUSINESS                                                    3-9
ITEM 2.   PROPERTIES                                                    9
ITEM 3.   LEGAL PROCEEDINGS                                            10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

PART II                                                              10-16
- -------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                              10
ITEM 6.   SELECTED FINANCIAL DATA                                      11
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11-16
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  16
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                       16

PART III                                                               16
- --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           16
ITEM 11.  EXECUTIVE COMPENSATION                                       16
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT                             16
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               16

PART IV                                                             17-18
- -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K                                       17-18

                                    PART I

ITEM 1.   BUSINESS

CORPORATE HISTORY

     Since its organization in 1934, Andrea Electronics Corporation (the "Company") has been engaged in the design, development and production of electronic audio systems, intercommunication systems and related equipment. The Company's products include its traditional products for military and industrial applications and its newer Andrea Anti-Noise/(Registered Trademark)/ products for voice-activated computing, telecommunications and computer/Internet communications. Marketing of Andrea Anti-Noise/(Registered Trademark)/ products began during 1995. The Company has developed its Andrea Anti-Noise/(Registered Trademark)/ technology in response to the decline during the past several years in its sales of traditional products that has resulted from the overall reduced requirements of the United States Department of Defense and reduced industrial demand. While sales of the Company's traditional products still provide a majority of its revenue, the Company believes that its Andrea Anti-Noise/(Registered Trademark)/ products, consisting of products for both military and nonmilitary applications, will become its primary source of revenue during the next several years.

STRATEGY

     The Company's strategy is focused on applying its expertise in voice-based audio technology to developing and commercializing a line of Andrea Anti-Noise/(Registered Trademark)/ products for emerging computer and telecommunication applications such as voice-driven interfaces and Internet-based telephony. The Company believes that these applications require the enhanced levels of voice quality, intelligibility and reliability that are cost-effectively provided by its patented Andrea Anti-Noise/(Registered Trademark)/ technology. In order to achieve widespread adoption of its Andrea Anti-Noise/(Registered Trademark)/ technology, the Company seeks to collaborate with large enterprises in telecommunications, computer manufacturing and software publishing. These arrangements are expected to allow the Company to leverage its research and development resources and direct sales efforts. See "Collaborative Arrangements".

       The success of the Company's strategy will depend on its ability to increase sales of it first Andrea Anti-Noise/(Registered Trademark)/ product, the ANC-100 Computer Headset, commercially introduce additional Andrea Anti-Noise/(Registered Trademark)/ products, maintain the competitiveness of its Andrea Anti-Noise/(Registered Trademark)/ technology through further research and development, and achieve widespread adoption of these products and technology. No assurance can be given that the Company will be able to accomplish these objectives. See "Competition".

ANDREA ANTI-NOISE/(REGISTERED TRADEMARK)/ PRODUCTS

     Andrea Anti-Noise/(Registered Trademark)/ products include headsets, handsets and microphones, both for direct sale to end-users and in kit form for original equipment manufacturers. These products are designed to transmit voice signals with the high level of quality, intelligibility and reliability required by the broad range of emerging voice-based applications in computing and telecommunications. The markets and applications within these markets include the following:

     Personal Computer, Work Station and Computer-based Telephony
Applications

         -     Speech Recognition for Word Processing, Database and Similar
                      Applications
         -     Educational Software
         -     Multimedia
         -     Computer Telephony

         -     Speech over the Internet
         -     Voice-activated Interactive Games

     Consumer, Residential and Commercial Telephony Applications

         -     Wire-based Telecommunications
         -     Cellular and other Wireless Telecommunications

     Commercial, Industrial and Military Communications Applications

         -     Avionics
         -     Ground Transportation Communications
         -     Warehouse and Factory Communications

     Andrea Anti-Noise/(Registered Trademark)/ products embody the Company's active noise cancellation ("ANC"), active noise reduction ("ANR"), and noise reduction ("NR") technologies. ANC microphone technology enhances the quality of a speaker's voice in environments having relatively high levels of ambient background noise. ANR earphone technology enhances the quality of speech heard by a listener in extremely noisy environments, particularly those characterized by low frequency sounds, such as those in aircraft, automobiles, trucks and other ground transportation equipment, machine rooms, and factories. NR earphone technology provides some, but not all, of the benefits of ANR earphone technology.

     PERSONAL COMPUTER, WORK STATION AND COMPUTER-BASED TELEPHONY PRODUCTS

     Andrea Anti-Noise/(Registered Trademark)/ products have been designed for voice-based computer applications and computer-based telephony across a
broad   range   of  hardware   and   software   platforms.     Andrea   Anti-
Noise/(Registered Trademark)/ products that are designed for voice-activated computer interfaces to operate application software, such as word processors, database managers, educational software, multimedia and games, can also be used for Internet telephony. These products incorporate the Company's ANC microphone technology to cancel ambient noise in a range of increasingly noisy environments, from homes and offices to factory floors.

     Andrea Anti-Noise/(Registered Trademark)/ ANC-100 Computer Headset. The ANC-100 is a lightweight, uniquely styled product that has a single, high fidelity earphone to which is attached a dual-function boom microphone. The earphone is designed to be comfortably worn on the ear or to be placed on a desktop mount. When worn, the microphone is used in the near field mode; when placed in the desktop mount, the microphone is used in the far field mode. The suggested retail price of the ANC-100 is $59.95.

     Andrea Anti-Noise/(Registered Trademark)/ANC 200 Computer Handset. This product consists of a high fidelity earphone and microphone system that closely resembles the traditional telephone handset. The ANC 200, however, offers features such as near field and far field use and an "on/mute" function.

     Andrea Anti-Noise/(Registered Trademark)/ANC 500 Computer Headset. This product consists of a headband with a boom microphone and earphone.

     During 1995 the Company commenced sales of the ANC 100 and also entered into a procurement agreement with International Business Machines Corporation ("IBM") relating to the procurement of ANC 100 products by IBM. While no assurance can be given, the Company plans to begin selling the ANC 200 and ANC 500 during 1996. See "Collaborative Arrangements".

     CONSUMER, RESIDENTIAL AND COMMERCIAL TELEPHONY PRODUCTS


     The Company has developed two Andrea Anti-Noise/(Registered Trademark)/ products for various applications in telephony: the ANC Telecommunications Kit; and the ANC 321 - Public Payphone Transmitter Module. Each of these products has been designed for enhancing voice intelligibility in high noise environments, such as train stations, airports and city streets. The ANC Telecommunications Kit is a customized kit for business, residential and cellular telephones. The ANC 321 - Public Payphone Transmitter Module isa kit containing a module that can be easily retrofitted into public payphone handsets. While the Company has not achieved any sales of these two products, during 1995 the Company licensed certain of its ANC technology to BellSouth Products, Inc. ("BellSouth"), a subsidiary of BellSouth Telecommunications, Inc., for use in residential and small business telephones. See "Collaborative Arrangements".


     COMMERCIAL, INDUSTRIAL AND MILITARY COMMUNICATIONS APPLICATIONS

     The Company has developed two Andrea Anti-Noise/(Registered Trademark)/ products for various communications applications in commerce, industry and the military: ANR Headphone Kits and ANR/ANC Headset Systems. The ANR Headphone Kit is a lightweight, open backed headphone for use in high noise environments, for example, airplane cabins, to reduce ambient noise and offer improved audio listening. The Company has sold a limited number of these kits to a major producer of headphones. The ANR/ANC Headset System is a high performance communication headset system with both ANR earphone technology and ANC microphone technology. This product is designed to be adapted to customer specifications for use in extreme high noise environments, such as in aircraft, manufacturing and warehouse facilities, and military vehicles. The Company is currently collaborating with Northrop Grumman Corporation ("Northrop Grumman") to develop military and commercial versions of the ANR/ANC Headset Systems. See "Collaborative Arrangements".

COLLABORATIVE ARRANGEMENTS

     One of the elements of the Company's strategy is to promote widespread adoption of its Andrea Anti-Noise/(Registered Trademark)/ technology by partnering with large enterprises in telecommunications, computer manufacturing, software publishing, and defense systems. The Company has entered into such arrangements with IBM, BellSouth and Northrop Grumman and is currently discussing additional arrangements with several major personal computer companies, software companies, consumer electronic companies and electronic and computer retailers. No assurance can be given that any of these discussions will result in any definitive agreements.

     IBM Procurement Agreement.   In June 1995, the Company executed a
procurement   agreement   with   IBM   for   the   Company's   Andrea   Anti-
Noise/(Registered Trademark)/ products for the personal computer market.
This agreement contains a non-obligatory, two-year procurement schedule for approximately $14 million in Andrea Anti-Noise/(Registered Trademark)/ products. Under the agreement, the Company granted IBM certain exclusive worldwide distribution rights to market, sell, distribute and support Andrea Anti-Noise/(Registered Trademark)/ products in the personal computer market and the Company retained the right to distribute these products under the Company's label to the retail market for personal computers. The Company began delivery under this agreement in the second quarter of 1995. Sales to IBM during the first six months under the Agreement, while significant to the Company, did not meet the established thresholds for IBM to retain its exclusivity. The Company has, therefore, broadened its sales and marketing efforts of its Andrea Anti-Noise/(Registered Trademark)/ products to include all major computer hardware and software manufacturers and providers. Except for the original exclusivity provisions, Andrea's procurement agreement remains in place with IBM. Orders from and shipments to IBM under this procurement agreement for 1996 delivery have substantially increased from those in 1995.

     BellSouth License Agreement. In October 1995, the Company entered into a License and Technical Support Agreement with BellSouth. Under the Agreement, the Company has granted BellSouth certain license rights for a period of three years covering the incorporation of the Company's Andrea Anti-Noise(Registered Trademark) ANC technology into residential and small business telephones and an exclusive right to distribute these telephones to residential and small business end users in the United States, Canada, Mexico, South America and Israel. To maintain the exclusivity of these distribution rights, BellSouth must meet certain minimum production requirements. The minimum aggregate royalties payable to Andrea over the three year term of the Agreement if these minimum production requirements are met would be $7 million. Under the Agreement, Andrea is obligated to furnish BellSouth with certain engineering and technical support relating to ANC technology. The introduction of BellSouth telephones incorporating ANC technology was first announced in September 1994. While the Company anticipates a substantial increase in licensing revenue from its agreement with BellSouth, no assurance can be given that this increase will occur.

     Northrop Grumman Agreement. In 1993, the Company entered into an agreement with Grumman Aerospace (subsequently acquired by Northrop Grumman) for the development of military and commercial ANR/ANC headsets. Under the Agreement, Northrop Grumman has exclusive worldwide rights to market the developed ANR/ANC headsets to U.S. and non-U.S. military markets. The Company's goal with respect to this collaboration is to qualify the developed ANR/ANC headsets for sale to the U.S. and, eventually, non-U.S. armed forces. The Company originally had anticipated completion of the initial product qualification process under its collaborative relationship with Northrop Grumman during the first half of 1996. This qualification process, however, has been delayed, and although the process is continuing, no assurance can be given that it will be completed or, if so, as to the approximate date of such completion. Moreover, while the Company anticipates that it will realize a signficant increase in sales revenue from military demand for ANR and ANC technology, no assurance can be given that such an increase will occur or, if it does, as to the timing of such increase.

TRADITIONAL PRODUCTS AND GOVERNMENT CONTRACTS

     The Company's traditional products have historically included intercom systems and related components, such as headsets, amplifiers, electronic control boxes and panels, and wiring harnesses, for military and industrial applications. The prices of these components range from $100 to $6,000. As a result of the overall decline in procurement by the United States Department of Defense and decline in industrial demand during the past several years, most of the Company's recent sales of its traditional products have been replacement components for existing intercom systems and equipment previously sold by the Company. The Company anticipates a downward trend in sales of its traditional products in both absolute and relative terms. See "Management's Discussion and Analysis of Financial Position and Results of Operations".

     Unfilled orders under government prime contracts and subcontracts may be terminated at the convenience of the government under the provisions of statutes or regulations applicable to defense procurement contracts. In the event of such termination, the Company is entitled to reimbursement for costs incurred plus a percentage of profit. Sales under defense procurement contracts are also subject, in certain instances, to price redetermination proceedings. In the opinion of the Company, such proceedings, if any, would not have a material effect upon the earnings of the Company.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     The Company relies on a combination of patents, trade secrets, copyright and trademark law, nondisclosure agreements with its employees, licensees and potential licensees, limited access to and distribution of its proprietary information, and other measures to protect its intellectual property and proprietary rights. There can be no assurance, however, that the steps taken by the Company to protect its intellectual property will prevent misappropriation or circumvention of the Company's intellectual property.

     The Company has been granted two patents in the United States covering its Andrea Anti-Noise/(Registered Trademark)/ technology. The first covers adaptive noise cancellation and speech enhancement systems and apparatus.
The second covers noise cancellation apparatus for telephony products and applications. Both of these patents expire in 2012. The Company has also been granted corresponding patents on the inventions covered by its two U.S. patents in certain other countries. In addition, the Company has also filed a number of applications in the U.S. and other countries for patents on other inventions in the field of noise cancellation and noise reduction technology. These applications are currently pending, and no assurance can be given that patents will be issued with respect to them or future patent applications filed by the Company. Numerous patents have been granted in the fields of noise cancellation, noise reduction and computer voice recognition, and the Company expects that products in these fields will increasingly be subject to such claims as the number of products and competitors in these fields grows and the functionality of products overlap. Moreover, the laws of other countries do not protect the Company's proprietary rights to its technologies to the same extent as do the laws of the United States. There can be no assurance that any patents issued to the Company will provide it with competitive advantages or will not be infringed, challenged, invalidated or circumvented by others, that the patents or proprietary rights of others will not have an adverse effect on the ability of the Company to do business, that the Company will be able to obtain licenses to patents of others, if needed, on terms acceptable to the Company or at all, or that the Company will be able to develop additional patentable technology that may be needed to commercialize successfully its existing technologies. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is favorable to the Company.

     In connection with marketing its noise cancellation and noise reduction technologies, the Company has obtained the following trademarks in the years indicated: "Andrea Anti-Noise" (1994); "QuietWare" (1995); and "Technology Enhancing Communication" (1995). The duration of each of these trademarks is ten years following receipt, but it is renewable.

RESEARCH AND DEVELOPMENT

     The Company considers its Andrea Anti-Noise/(Registered Trademark)/ technology to be of substantial importance to its competitiveness in the markets in which this technology has application. To maintain its competitiveness in each of these markets, the Company has organized its research and development efforts using a market and applications approach for meeting the requirements of new and existing customers. Consistent with this approach, the Company's engineering staff interacts closely with the Company's sales and marketing personnel and, frequently, directly with customers. The engineering staff is responsible for the research and development of new products and designs, and the improvement of current products. Since 1991, substantially all of the Company's research and development has been in support of developing Andrea Anti-Noise/(Registered Trademark)/ technology and applications engineering. In 1995, the Company expended $976,344 for research and development of new products, designs, systems and product enhancement. Of these expenses, the Company was reimbursed $38,000. The level of research and development expense in 1995 represented a decline from $1,422,310 of such expenses in 1994, as products were commercially introduced in 1995 and were no longer in the research and development phase of their respective life cycles. The Company expects research and development expenses to increase as it seeks to broaden its Andrea Anti-Noise/(Registered Trademark)/ products. No assurance can be given that the Company will be successful in these efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SALES AND MARKETING

     The Company employs its own sales staff as well as outside sales representative organizations to market both its traditional intercom products and its Andrea Anti-Noise/(Registered Trademark)/ products. Traditional intercom products are marketed to original equipment manufacturers, military organizations and industrial customers. Andrea Anti-Noise/(Registered Trademark)/ products are marketed to original equipment manufacturers of computers, telecommunications equipment and defense systems, software
publishers, retailers and end-users.   In addition, under its current
collaborative agreements, the Company's collaborative partners have various manufacturing, marketing and sales rights to the products covered by the respective agreements. The Company's collaborative arrangement with IBM
covers  the  non-exclusive   marketing  and  sale  by  IBM  of  Andrea  Anti-
Noise/(Registered Trademark)/ products to the personal computer market; the Company's collaborative arrangement with BellSouth covers the exclusive
manufacturing,   marketing  and   sale   by   BellSouth   of   Andrea   Anti-
Noise/(Registered Trademark)/ products for use in residential and small business sold into certain nations; and the collaborative arrangement with Northrop Grumman covers the development of ANC/ANR headsets for military and commercial use. While no assurance can be given, the Company anticipates that it will enter into additional collaborative arrangements for its Andrea Anti-Noise/(Registered Trademark)/ products. Market acceptance of the Andrea Anti-Noise/(Registered Trademark)/ products is critical to the success of the Company.

MANUFACTURING AND ASSEMBLY

     The Company conducts assembly operations at its facility in New York and through subcontractors. Traditional intercom products are assembled by the Company from purchased components. During initial production runs of Andrea Anti-Noise/(Registered Trademark)/ products, these products will also be assembled by the Company at its New York facility from purchased components. As sales of any particular Andrea Anti-Noise/(Registered Trademark)/ product increases, assembly operations will be transferred to a subcontractor in Asia. Assembly of the ANC-100 Computer Headset is currently performed by this subcontractor.

     Certain highly specialized components for the Company's traditional intercom products sold for military and industrial use have limited sources of supply, the availability of which can affect particular projects of the Company. The Company does not believe, however, that its earnings have been, or will be, materially affected if such components were unavailable.

     Most of the components for the Andrea Anti-Noise/(Registered Trademark)/ products are available from several sources and are not characteristically in short supply. However, certain more specialized components for the Andrea Anti-Noise/(Registered Trademark)/ products, such as microphones, are available from a limited number of suppliers and subject to long lead times. While the Company has to date been able to obtain sufficient supplies of these more specialized components, no assurance can be given that it will continue to be able to do so. Shortages of or interruptions in the supply of these more specialized components could have a material adverse effect on the Company's sales of Andrea Anti-Noise/(Registered Trademark)/ products.

COMPETITION

     The markets into which the Company sells its traditional line of military and industrial products and into which the Company sells its Andrea Anti-Noise/(Registered Trademark)/ products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of the Company's current and potential competitors in these markets have significantly greater financial, marketing, technical and other resources than the Company. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing and sale of their products than the Company. No assurance can be given that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     In the markets for its traditional products, the Company often competes with major defense electronics corporations as well as smaller manufacturing firms which specialize in supplying to specific military initiatives.
The Company's performance in this market is further subject to several factors, including dependence on government appropriations, the time required for design and development, the complexity of product design, the rapidity with which product designs and technology become obsolete, the intense competition for available business, and the acceptability of manufacturing contracts by government inspectors. In the markets for Andrea
Anti-Noise/(Registered Trademark)/ products, purchasers include:   original
equipment manufacturers and distributors in the personal computer and telecommunications industry and the industrial and avionics communications industry; military procurement organizations; and direct end users such as individuals and corporations.

     The Company believes that its ability to compete successfully will depend upon its capability to develop and maintain advanced technology, develop proprietary products, attract and retain qualified personnel, obtain patent or other proprietary protection for its products and technologies, and manufacture, assemble and successfully market products, either alone or through third parties.

EMPLOYEES

     The Company employed 81 persons at December 31, 1995, of which 60 were production workers and technicians, 7 were members of the engineering staff, and 14 were concerned with administrative and sales duties. None of the employees are unionized or covered by a collective bargaining agreement. The Company believes that it generally enjoys good relations with its employees.


ITEM 2.   PROPERTIES

     The Company owns and occupies the building located at 11-40 45th Road, Long Island City, New York 11101. The machinery and equipment used by the Company are maintained in good operating condition and are considered to be adequate for the business as presently conducted. It is the opinion of management that the property, plant and equipment are adequately covered by insurance. As part of the Company's expense reduction program, the Company, as lessor, entered into a five-year lease agreement in May 1991 for approximately one-third of its premises at $184,800 per annum. In January 1996, the lessee exercised its renewal option for an additional five years at the initial annual rate of $231,000 with a 5% annual escalation for the remainder of the renewal term. See Note 7(b) to the notes to the financial statements for further information concerning property, plant and equipment.

ITEM 3.   LEGAL PROCEEDINGS

     On December 3, 1990, a complaint was filed against the Company by an individual (the "Plaintiff") in the Suffolk County Supreme Court (the "Court") alleging wrongful discharge by the Company in violation of his employment agreement. The complaint seeks damages relating to loss of salary, past bonuses, lost commissions, unused sick pay and a reimbursement of a bank loan. In August 1992, the Plaintiff moved for partial summary judgment on three causes of action. On January 28, 1993, his motion was granted with respect to two causes of action pursuant to which the Plaintiff sought damages in the approximate amount of $186,000. The court, however, in granting the Plaintiff's motion, did not make a determination as to the amount of damages and directed that a trial be held on the issue of damages. On February 21, 1996, the Company settled this case for $167,500, including the amount of the expired capital lease of $27,588 described in Note 8 to the financial statements. The additional amount of $139,912 due this individual under the settlement was charged to operations in 1995 and is included in other current liabilities at December 31, 1995.

     In December, 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered in January 1995 and to date no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have an effect on the financial position of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is listed on the American Stock Exchange under the symbol "AND". The tables below set forth the high and low sales prices for the Company's Common Stock as reported by the American Stock Exchange. On March 27, 1996 there were approximately 518 holders of record of the Company's Common Stock.

          Quarter Ended                  High           Low
          -------------                 ------         -----

          March 31, 1994                26 7/8         15 1/4
          June 30, 1994                 21             9 7/8
          September 30, 1994            27 5/8         11 5/8
          December 31, 1994             28 1/4         18 1/4
          March 31, 1995                26 5/8         18
          June 30, 1995                 26 3/4         15 1/2
          September 30, 1995            22 1/2         16 1/4
          December 31, 1995             18 3/4         11 3/8

     No dividends were paid in 1995 or 1994. The above prices have been adjusted to reflect a five-for-one stock split effected in the form of a 400% stock dividend to stockholders of record on May 21, 1993.


ITEM 6.   SELECTED FINANCIAL DATA

                                             December 31,
                              1995           1994           1993           1992        1991
SALES                      $5,440,792     $3,278,100     $6,527,972     $3,363,675  $2,440,288
COST OF SALES               3,190,226      2,394,828      3,903,585      3,144,228   2,609,488
                           ----------     ----------     ----------     ----------   ---------
GROSS PROFIT (LOSS)         2,250,566        883,272      2,624,387        219,447    (169,200)
RESEARCH AND DEVELOPMENT      976,344      1,422,310        720,278        460,752     115,728
GENERAL, ADMINISTRATIVE
  AND SELLING EXPENSES      2,925,460      1,995,434      1,412,270        661,161     518,774
                           ----------     ----------     ----------     ----------   ---------

INCOME (LOSS) FROM
  OPERATIONS               (1,651,238)    (2,534,472)       491,839       (902,446)   (803,702)
OTHER INCOME                  375,323        234,636        240,454        217,800      62,236
                           ----------     ----------     ----------     ----------   ---------

INCOME (LOSS) BEFORE
  PROVISION (CREDIT) FOR
  INCOME TAXES             (1,275,915)    (2,299,836)       732,293       (684,666)   (741,466)
PROVISION (CREDIT) FOR
 INCOME TAXES                     - -            - -         55,000           6,000   (251,000)
                           ----------     ----------     ----------     ----------   ---------

NET INCOME (LOSS)         $(1,275,915)   $(2,299,836)      $677,293      $(690,666)  $(490,466)
                           ==========     ==========     ==========     ==========   =========

PRIMARY EARNINGS PER SHARE       (.41)          (.83)           .20           (.27)       (.96)

CAPITAL LEASES           $      5,388    $    17,044     $   31,823      $  78,056   $  21,206

LONG-TERM OBLIGATIONS        2,038,500        38,500         38,500         38,500      38,500

RETAINED EARNINGS
  (DEFICIT)               $ (2,220,742)  $  (944,827)   $ 1,355,009    $ 1,694,260  $2,384,926
                            ----------    ----------     ----------     ----------   ---------

TOTAL ASSETS              $  6,551,110   $  5,016,581   $ 3,356,579    $ 2,457,872  $2,979,433
                           ----------     ----------     ----------     ----------   ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

     Andrea Electronics Corporation is an end user-focused, applications-driven technology company. During its six decades of operations, the Company believes that it has compiled a record of audio excellence in radio, television, military communications, and most recently, telecommunications and personal computer communications. Today, the Company's mission is to provide state-of-the-art communications products for the "voice interface" markets that are emerging from the convergence of the telecommunications and personal computer industries. Applications that exemplify this convergence include computer telephony, speech recognition, speech over the Internet with additional extensions to multimedia, voice dictation, voice interactive games and educational software. The Company believes that end users of these and other voice-driven applications will require microphone and earphone products that provide high levels of voice quality, particularly, in noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, and avionics communications systems. While no assurance can be given, the Company believes that its Active Noise Cancellation and Active Noise

Reduction technologies will allow the Company to meet the demand for such products.

     The Company's product development and marketing strategy seeks to leverage its own research and development resources and direct marketing and sales staff by seeking collaborative relationships with large enterprises in the personal computer, telecommunications, software publishing, and defense industry. Reflecting the implementation of this strategy, the Company began to distribute its Andrea Anti-Noise/(Registered Trademark)/ Products to the personal computer and electronics retail and direct market during the second half of 1995, executed a procurement agreement with IBM Corporation in June 1995, began a collaborative relationship with BellSouth Products, Inc. in 1994 and entered into a licensing and technical support agreement with BellSouth in October 1995, and began a collaborative relationship with Grumman Aerospace Corporation (subsequently acquired by Northrop Grumman Corporation) in 1993. Following the expiration of the exclusivity provisions of the IBM agreement in December 1995, the Company has extended its sales and marketing efforts to include all major computer hardware and software manufacturers and providers. See "Part Item 1-Business-Collaborative Arrangements".

     While the demand for its traditional intercom products by the military market has declined, the Company believes that there are a significant number of military applications for its ANC and ANR headsets and communications systems. A primary purpose of the Company's collaborative relationship with Northrop Grumman is to develop products specifically for these applications. The Company believes that these new ANC/ANR products and systems, together with other ANC microphone products that are being marketed to the U.S. military under other initiatives, can be marketed to new military customers as well as the Company's traditional military customers. The Company originally had anticipated completion of the initial product qualification process under the collaborative relationship with Northrop Grumman during the first half of 1996. This qualification process, however, has been delayed, and although the process is continuing, no assurance can begiven that it will be completed or, if so, the approximate date of such completion.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Sales

     Sales for the year ended December 31, 1995 were $5,440,792, an increase of nearly 66% over sales of $3,278,100 for the year ended December 31, 1994. The increase was attributed partially to a significant and unexpected increase in demand for the Company's traditional military business lines and to the introduction of the Company's Anti-Noise/(Registered Trademark)/ products. The increase for the year ended December 31, 1995 in sales to the Company's customer base for its traditional military products has been contrary to the downward trend in the Company's sales to this market in recent years resulting from decreases in military appropriations by the U.S. government. Management does not believe that the increase for the year ended December 31, 1995 in sales of its traditional products to its military customer base reflects a reversal of this downward trend in demand for these products. While the sales of the Company's Anti-Noise/(Registered Trademark)/ products have not comprised a significant portion of total sales of the Company, management does anticipate an increase in sales of these products to military and industrial, personal computer and telecommunications markets. No assurance can be given, however, that sales of these new products will increase.

     For the year ended December 31, 1995, sales from government orders through both prime and subcontracted orders was $2,436,715, or 45% of sales, compared to $662,525, or 20% of sales for the year ended December 31, 1994. For the year ended December 31, 1995, sales from industrial/commercial orders constituted $3,004,077, or 55% of sales, compared to $2,615,575, or 80% of sales for the year ended December 31, 1994.

     Cost of Sales

     Cost of sales as a percentage of sales for the year ended December 31,
1995 decreased to 59% from 73% for the year ended December 31, 1994.   The
marked decrease in cost of sales as a percentage of sales for the year ended December 31, 1995 reflects the results of a cost-cutting and operating efficiency improvement program implemented by the Company at the end of the first quarter of 1994.

     Research and Development

     Research and development expenses for the year ended December 31, 1995 decreased 31% to $976,344 from $1,422,310. The decrease in research and development expenses can be attributed to the progression of products and designs of Andrea Anti-Noise/(Registered Trademark)/ products from the conceptual, prototype, and market test phases into final production release. Management believes that the decrease in research and development is temporary and that research and development will increase as the Company further develops and augments it Andrea Anti-Noise/(Registered Trademark)/ technology and product line.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses for the year ended December 31, 1995 increased 47% to $2,925,460 from $1,995,434 for the year ended December 31, 1994. The increase for the year ended December 31, 1995 reflects the marketing and sales expenses such as advertising, packaging, and promotional expenses associated with the Company's introduction of its Anti-Noise/(Registered Trademark)/ products to the direct and consumer electronics retail and catalog markets as well certain non-recurring expenses
related to the agreements with IBM and BellSouth.   In addition, an amount
of $139,912 was included in general, administrative and selling expenses for the year ended December 31, 1995 reflecting the settlement on February 21, 1996 of certain litigation with a former employee of the Company. The total amount of the settlement was $167,500, including the $139,912 amount and an additional $27,588 in respect of the expired capital lease described in Note
8 to the financial statements.  See "Part I-Item 3-Legal Proceedings".   The
Company expects to increase recurring general, administrative and selling expenses in order to support its sales of its Andrea Anti-Noise/(Registered
Trademark)/  products.   The  Company  plans  to  introduce additional  Anti-
Noise(Registered Trademark) products during 1996 and plans to support these product introductions with advertising and promotional efforts.


     Operating loss

     Operating loss for the year ended December 31, 1995 decreased 35% to $1,651,238 from $2,534,472 for the year ended December 31, 1994. This decline in operating loss reflects the increase in sales and the improvement in cost of sales for the year ended December 31, 1995.

     Other Income

     Other income for the year ended December 31, 1995 increased 60% to $375,323 from $234,636 for the year ended December 31, 1994. The increase in other income can be attributed an increase of $101,420 in interest income resulting from the Company's average higher cash levels and cash equivalents throughout the year ended December 31, 1995, compared to the year ended December 31, 1994. These higher levels of cash and cash equivalents reflected the proceeds to the Company from financings in 1994 and 1995. Rent and miscellaneous income increased by $41,805 for the year ended December 31, 1995 compared to the year ended December 31, 1994. Of this increase, $38,000 represents reimbursement for research and development performed by the Company.

     Net loss

     Net loss for the year ended December 31, 1995 was $1,275,915 compared to a net loss of $2,299,836 for the year ended December 31, 1994. This reduction in net loss reflects principally the factors described above.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

     Sales

     Sales for the year ended December 31, 1994 were $3,278,100, a decrease of 50% from sales of $6,527,972 for the year ended December 31, 1993. The decrease was attributed to a decrease in new orders for the Company's traditional products due to the reduced requirements of the United States Department of Defense for these products combined with the overall general decline in industrial demand for these products.

     For the year ended December 31, 1994, sales from government orders through both prime and subcontracted orders was $662,525, or 20% of sales, compared to $2,758,113, or 42% of sales for the year ended December 31, 1993. For the year ended December 31, 1994, sales from industrial/commercial orders was $2,615,575, or 80% of sales, compared to $3,769,859, or 58 %, for the comparable period in year ended December 31, 1993. Sales of Andrea Anti-Noise products were immaterial during both years.

     Cost of Sales

     Cost of sales as a percentage of sales for the year ended December 31,
1994 increased to 73% from 60% for the year ended December 31, 1993.   The
increase in cost of sales as a percentage of sales for the year ended December 31, 1994 can be attributed to higher per unit expense allocations resulting from the decrease in new orders for the Company's traditional products. Due to this decrease in orders, the Company reduced its work force at the end of the first quarter 1994. Additionally, the Company increased its reserve for obsolete inventory by $200,000 as a result of the decline in new orders for the Company's traditional products.

     Research and Development

     Research and development expenses for the year ended December 31, 1994 increased 97% to $1,422,310 from $720,278 for the year ended December 31, 1993. The increase can be attributed to the Company's increased activity in the development and design of Andrea Anti-Noise/(Registered Trademark)/ products.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses for the year ended December 31, 1994 increased 41% to $1,995,434 from $1,412,310 for the year ended December 31, 1993. The increase reflects the hiring of additional sales and sales support personnel, increased promotional and marketing expenses to support the Company's presence at computer trade shows and increased travel expense for sales and marketing personnel to potential customers, all in anticipation of the commercial introduction of Andrea Anti-Noise/(Registered Trademark)/ products.

     Operating loss

     Operating loss for the year ended December 31, 1994 was $2,534,472 compared to a $677,293 profit for the year ended December 31, 1993. This operating loss reflects the significant decrease in sales and the deterioration in cost of sales for the year ended December 31, 1994.

     Other Income

     Other income for the year ended December 31, 1994 decreased 2% to $234,636 from $240,454 for the year ended December 31, 1993. In 1993, the Company participated in an energy saving and cost improvement program provided by a local electric utility company and received approximately $46,000 in rebates for participation in this program. This difference is reflected in rent and miscellaneous income for the year ended December 31, 1994 and for the year ended December 31, 1993. This decrease was partially offset by an increase in interest income for the year ended December 31, 1994 to $58,044 from $23,591 for the year ended December 31, 1993.

     Net loss/ Net Income

     Net loss for the year ended December 31, 1994 was $2,299,836 compared to $677,293 in net income for the year ended December 31, 1993, reflecting the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital (total current assets less total current liabilities) at December 31, 1995 was $5,316,519 compared to $4,091,123 at December 31, 1994. This increase in working capital as of December 31, 1995 reflects an increase in current assets of $1,495,666 and an increase in current liabilities of $270,270 during the year ended December 31, 1995. The increase in current assets reflects an increase in cash of $87,786, an increase in marketable securities of $10,098, an increase in net accounts receivable of $476,417, an increase in inventory of $855,090 and an increase in prepaid expenses and other current assets of $66,275.

     The increase in cash of $87,786 reflects net cash used in operating activities of $2,287,924 and net cash used in investing activities for the acquisition of equipment (including production tooling and molds and computers in support of the Andrea Anti-Noise/(Registered Trademark)/ products) of $161,341, offset by the receipt of $2,000,000 in proceeds from the issuance of convertible debentures and $551,830 from the sale of Common Stock pursuant to the exercise of stock options.

     The increase in accounts receivable reflects shipments of Andrea Anti-Noise/(Registered Trademark)/ products including military ANC headsets of $368,000. The increase in inventory of $855,090 reflects an increase of $615,125 for raw materials purchased for the Company's Anti-Noise/(Registered Trademark)/ products and an increase of $100,053 almost entirely for personal computer communication and telephony applications. The Company has sourced long lead-time items in anticipation of sales of its Anti-Noise/(Registered Trademark)/ products in 1996.

     The increase in prepaid expenses and other current assets includes $40,139 in prepaid advertising at December 31, 1995 which represents costs for media services purchased but not yet performed.

     The increase in total current liabilities reflects an increase of $112,196 in trade accounts payable and an increase in other current liabilities of $194,626, partially offset by a decrease in accrued salaries and wages payable of $33,429. The increase in trade accounts payable was due primarily to a build up of raw materials inventory for the Company's Andrea Anti-Noise/(Registered Trademark)/ products while the increase in other current liabilities includes an accrual of $139,912 as described in described in Note 8 to the financial statements.

     Management believes that the Company's financial condition is adequate to support the Company's current level of operations and demand for resources. The Company expects 1996 expenditures on research and development to be at least those in 1995 and anticipates a significant increase in general, administrative and selling expenses in 1996 to advertise, promote,
market,   sell,   distribute   and  service   the   Company's   Andrea  Anti-
Noise/(Registered Trademark)/ products and technologies.

     The Company is not currently committed to any material capital expenditures. In the event, however, that the Company experiences a significant increase in demand for its Andrea Anti-Noise/(Registered Trademark)/ products, the Company will need to raise additional working capital to support production operations. In addition, the Company believes that its ability to remedy its existing retained earnings deficit will depend on profitable growth from the sale of its Andrea Anti-Noise/(Registered Trademark)/ products and any future equity financings. While the Company has been exploring various forms of debt and equity financing, no assurance can be given that, if the Company needs to raise additional capital, it will be able to do so on favorable terms or at all.
No assurances can be given that demand will increase for any of the Company's products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand.
                                      Page 15

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedule listed in item 14(a)(1) and
(2) are included in this Report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 5, 1995, the Company filed a report on Form 8-K to report that, on May 4, 1995, the Company dismissed Raich Ende Malter Lerner & Co. as its independent accountants and subsequently engaged Arthur Andersen LLP as its new independent accountants for its fiscal year ending December 31, 1995.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item 10 as to directors and executive officers is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 20, 1996. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on May 16, 1996.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item 11 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 20, 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item 12 is incorporated by reference to the information captioned "Voting Securities" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 20, 1996.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

           None.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)   FINANCIAL STATEMENTS

     The following financial statements of Andrea Electronics Corporation, the notes thereto, the related report thereon of independent public accountants, and financial statement schedules are filed under item 8 of this Report.

                                                             Page
                                                             ----

     Reports of Independent Public Accountants                F-1

     Balance Sheets at December 31, 1995 and 1994             F-3

     Statements of Operations for the years ended
     December 31, 1995, 1994, 1993                            F-4

     Statements of Shareholders' Equity for the
     three years ended December 31, 1995                      F-5

     Statements of Cash Flows for the years ended
     December 31, 1995, 1994, 1993                            F-6

     Notes to Financial Statements                            F-7


    (2)   INDEX TO FINANCIAL STATEMENT SCHEDULES

     Report of Independent Public Accountants on Schedule     S-1
     Schedule II - Valuation and Qualifying Accounts          S-2

    (3)   EXHIBITS

     See (c) below.

(b)  REPORTS ON FORM 8-K

     On October 20, 1995, the Registrant filed a report on Form 8-K to report that, on October 3, 1995, the Registrant entered into a License and Technical Support Agreement with BellSouth Products, Inc. ("BellSouth"), a subsidiary of BellSouth Telecommunications Inc., relating to the Registrant's grant to BellSouth of certain license rights covering the incorporation of Andrea Anti-Noise(Registered Trademark) Active Noise Cancellation ("ANC") technology into residential and small business telephones.

     On December 28, 1995, the Registrant filed a report on Form 8-K to report that, on December 22, 1995, the Registrant issued and sold in an offshore transaction $2,198,000 aggregate principal amount of its 15% Convertible Subordinated Debentures due June 23, 1997 (the "Debentures").

(c)  EXHIBITS

Exhibit
No.             Description

3.1     Amended and Restated Certificate of
        Incorporation of Registrant

        (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K to December 31, 1992)

3.2 Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's
        Form 10-K for December 31, 1992)

4.1     Securities Purchase Agreement, dated as of December
        22, 1995, relating to the sale of the Registrant's
        15% Convertible Subordinated Debentures due 1997
        (with form of Debenture attached thereto)

4.2     Registration Rights Agreement, dated as of December
        22, 1995, relating to registration rights granted to the holders of the Registrant's 15% Convertible
        Subordinated Debentures due 1997

10.1    1991 Performance Equity Plan (incorporated by reference to
        Exhibit 10.1 of the Registrant's Form 10-K for December 31, 1991)

10.2* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Three Months ended June 30, 1995)

10.3** Memorandum of Agreement, dated as of September 14, 1993, by and between Grumman Aerospace Corporation and the Registrant

10.4** License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant

11      Computation of Fully Diluted Earnings for Common Share

21      Subsidiaries of Registrant

23.1    Independent Auditors' Consent

23.2    Independent Auditors' Consent

27      Financial Data Schedule
______________
* Certain portions of this Agreement have been accorded confidential treatment.

** The Registrant has requested confidential treatment of certain portions of this Agreement.


(d)     Financial Statement Schedules

See Item 14(a)(2).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
- ----------------------------------------




To Andrea Electronics Corporation:

We have audited the accompanying balance sheet of Andrea Electronics Corporation (a New York corporation) as of December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP




Melville, New York
February 21, 1996

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ----------------------------------------




To Andrea Electronics Corporation:

We have audited the accompanying balance sheet of Andrea Electronics Corporation as of December 31, 1994 and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation as of December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                   RAICH ENDE MALTER LERNER & CO.




East Meadow, New York
February 2, 1995
                             F-2

                    ANDREA ELECTRONICS CORPORATION
                    ------ ----------- -----------

                            BALANCE SHEETS
                            ------- ------

                                                       December 31,
                                              ------------------------------
                                                    1995           1994
                                              --------------   -------------
CURRENT ASSETS:
 Cash and cash equivalents                        $3,400,829      $3,313,043
 Marketable securities                                99,223          89,125
 Accounts receivable, net of allowance
   for doubtful accounts of $32,183 and
   $69,771, respectively                           1,045,922         569,505
 Inventories, net                                  1,122,993         267,903
 Prepaid expenses and other current assets           189,494         123,219
                                              --------------   -------------
          Total current assets                     5,858,461       4,362,795

PROPERTY, PLANT AND EQUIPMENT, net                   691,498         652,635

OTHER ASSETS                                           1,151           1,151
                                              --------------   -------------
          Total assets                            $6,551,110      $5,016,581
                                              ==============   =============
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ----------- --- ------------- ------

CURRENT LIABILITIES:
 Current maturities of capital lease
   obligations                                  $     39,243      $  42,366
 Trade accounts payable                              254,643        142,447
 Accrued salaries and wages payable                   50,571         84,000
 Other current liabilities                           197,485          2,859
                                              --------------   -------------
          Total current liabilities                  541,942        271,672

CAPITAL LEASE OBLIGATIONS,
   net of current maturities                           5,388         17,044

CONVERTIBLE DEBENTURES, net (Note 5)               2,000,000            -

OTHER LIABILITIES                                     38,500         38,500
                                              --------------   -------------
          Total liabilities                        2,585,830        327,216
                                              --------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
 Common stock, $.50 par value; authorized:
   10,000,000 shares; issued and
   outstanding: 3,286,860 and 3,016,360
   shares, respectively                            1,643,430      1,508,180
 Additional paid-in capital                        4,542,592      4,126,012
 Accumulated deficit                              (2,220,742)      (944,827)
                                              --------------   -------------
          Total shareholders' equity               3,965,280      4,689,365
          Total liabilities and
                shareholders' equity              $6,551,110     $5,016,581
                                              ==============   =============

    The accompanying notes are an integral part of these balance sheets.
                             F-3

                    ANDREA ELECTRONICS CORPORATION
                    ------ ----------- -----------

                       STATEMENTS OF OPERATIONS
                       ---------- -- ----------

                                                   For the Years Ended
                                                       December 31,

                                           1995         1994         1993

SALES                                  $5,440,792    $3,278,100   $6,527,972

COST OF SALES                           3,190,226     2,394,828    3,903,585
                                       ----------    ----------   ----------
       Gross profit                     2,250,566       883,272    2,624,387

RESEARCH AND DEVELOPMENT EXPENSES         976,344     1,422,310      720,278

GENERAL, ADMINISTRATIVE AND SELLING
 EXPENSES                               2,925,460     1,995,434    1,412,270
                                       ----------    ----------   ----------

       Income (loss) from operations   (1,651,238)   (2,534,472)     491,839
                                       ----------    ----------   ----------

OTHER INCOME (EXPENSE):
 Interest income                          159,464        58,044       23,591
 Interest (expense)                       (10,746)       (8,208)     (13,678)
 Rent and miscellaneous income            226,605       184,800      230,541
                                       ----------    ----------   ----------
                                          375,323       234,636      240,454
                                       ----------    ----------   ----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                          (1,275,915)   (2,299,836)     732,293

PROVISION FOR INCOME TAXES                  -            -            55,000
                                      -----------   -----------   ----------
       NET INCOME (LOSS)              $(1,275,915)  $(2,299,836)  $  677,293
                                       ==========    ==========   ==========

PRIMARY EARNINGS (LOSS) PER SHARE     $      (.41)  $      (.83)  $      .20
                                       ==========    ==========   ==========

       The accompanying notes are an integral part of these statements.
                             F-4

                         ANDREA ELECTRONICS CORPORATION
                         ------ ----------- -----------

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ---------- -- ------------- ------

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                   --- --- ----- ----- ----- -------- --- ----


                                                                                    Retained
                                                                  Additional        Earnings          Total
                                     Shares           Common        Paid-In       (Accumulated     Shareholders'
                                   Outstanding         Stock        Capital         Deficit)          Equity
                                   -----------         -----        -------         --------          ------
BALANCE, December 31, 1992          2,541,360       $1,270,680     $  59,206       $ 677,716       $ 2,007,602

   Net income                           -                -              -            677,293           677,293
                                   -----------       ---------     ---------       ---------         ---------

BALANCE, December 31, 1993          2,541,360        1,270,680        59,206       1,355,009         2,684,895

  Issuance of common stock            475,000          237,500     4,066,806            -            4,304,306

  Net loss                              -                -             -          (2,299,836)       (2,299,836)
                                   -----------       ---------     ---------       ---------         ---------

BALANCE, December 31, 1994          3,016,360        1,508,180     4,126,012        (944,827)        4,689,365

 Exercise of stock options            270,500          135,250       416,580            -              551,830

 Net loss                               -                -             -          (1,275,915)       (1,275,915)
                                   -----------       ---------     ---------       ---------         ---------

BALANCE, December 31, 1995          3,286,860       $1,643,430    $4,542,592     $(2,220,742)       $3,965,280
                                   ===========       =========     =========       =========        ==========

        The accompanying notes are an integral part of these statements.

                    ANDREA ELECTRONICS CORPORATION
                    ------ ----------- -----------

                       STATEMENTS OF CASH FLOWS
                       ---------- -- ---- -----


                                                   For the Years Ended
                                                      December 31,
                                         --------------------------------------

                                            1995          1994          1993
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                      $(1,275,915)  $(2,299,836)   $  677,293
 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization            112,380       126,271       120,145
   (Increase) decrease in:
     Accounts receivable, net              (476,417)      680,951      (678,622)
                                         ----------    ----------    ----------
     Inventories, net                      (855,090)      248,829       189,188
     Prepaid expenses and other
       current assets                       (66,275)       11,052       (58,696)
   Increase (decrease) in:
     Trade accounts payable                 112,196      (261,810)      242,984
     Other current liabilities              161,197       (52,686)       22,214
                                         ----------    ----------    ----------
       Net cash provided by (used in)
         operating activities            (2,287,924)   (1,547,229)      514,506
                                         ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of marketable
    securities                                 -          114,091       105,108
 Purchases of property, plant and
    equipment                              (161,341)      (36,852)     (121,424)
                                         ----------    ----------    ----------
       Net cash provided by (used in)
          investing activities             (161,341)       77,239       (16,316)
                                         ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital lease obligations      (14,779)      (46,234)      (43,784)
 Net proceeds from convertible
   debentures (Note 5)                    2,000,000           -             -
 Issuance of common stock                   551,830      4,304,306          -
       Net cash provided by (used in)     ---------     ----------    ----------
         financing activities             2,537,051      4,258,072      (43,784)
                                         ----------     ----------    ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                               87,786      2,788,082      454,406

CASH AND CASH EQUIVALENTS,
   beginning of year                      3,313,043        524,961       70,555
                                         ----------     ----------   ----------

CASH AND CASH EQUIVALENTS, end of year   $3,400,829     $3,313,043   $  524,961
                                         ==========     ==========   ==========

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
  Interest                               $   10,746     $    8,208   $   22,690
                                         ==========     ==========   ==========
  Income taxes                           $    1,400     $    3,134   $   62,783
                                         ==========     ==========   ==========


        The accompanying notes are an integral part of these statements.

                    ANDREA ELECTRONICS CORPORATION
                    ------ ----------- -----------

                     NOTES TO FINANCIAL STATEMENTS
                     ----- -- --------- ----------

                           DECEMBER 31, 1995
                           -------- --- ----

1.   ORGANIZATION AND BUSINESS:
     ------------ --- --------

Andrea Electronics Corporation (the "Company") was founded and incorporated in the state of New York in 1934 by Frank A. D. Andrea, an electrical engineer, inventor and innovator in the development of radio and television products in the United States. The Company's primary focus was the consumer radio and television market, and with the advent of the Second World War, the Company expanded its market to include applications for the U.S. military. Since then, the Company continues to do business in electronic audio systems, intercommunication systems and related equipment for airborne, mobile and naval applications to military and industrial companies. In 1991, the Company extended its product development for active noise reduction into the field of active noise cancellation and formed an active noise cancellation division for the purpose of engaging in the design, development, production and marketing of active noise cancellation and digital audio systems.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------- -- ----------- ---------- --------

Cash and Cash Equivalents
- ---- --- ---- -----------

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Marketable Securities
- ---------- ----------

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In connection with the adoption of this pronouncement, marketable securities used as part of the Company's asset management that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. There were no sales of securities in 1995, and sales of securities were $114,091 in 1994. The cumulative effect of the adoption of this pronouncement at January 1, 1994 was not material to the financial statements. At December 31, 1995 and 1994, the book value of the Company's one marketable security approximated fair value. This security matures on July 28, 2007.

Inventories
- -----------

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

Property, Plant and Equipment
- --------- ----- --- ---------

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful-lives of the assets which are as follows:

      Building                         25 years
      Building improvements            10 - 32 years
      Machinery and equipment          3 - 7 years

Expenditures for maintenance and repairs which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Additions and improvements which substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in the statement of operations.

Revenue Recognition
- ------- -----------

Revenue and profits on fixed price and cost reimbursement type contracts are recognized using the unit-of-delivery method. Other revenue is recognized upon the transfer of title.

Concentration of Credit Risk
- ------------- -- ------ ----

The Company is a manufacturer of audio communications equipment for several industries. During 1995, the Company primarily sold to the United States Government. Sales to the federal government comprised approximately 41% and 19% of the total accounts receivable at December 31, 1995 and 1994, respectively, and approximately 45%, 20% and 42% of the total sales for the years ended December 31, 1995, 1994 and 1993, respectively.

Use of Estimates
- --- -- ---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
- ------ -----

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

The provision for income taxes is based upon income after adjustment for those permanent items which are not considered in the determination of taxable income. Deferred taxes result when the Company charges deductions or recognizes revenue for income tax purposes in a different year than for financial reporting purposes.

Dividends
- ---------

No cash dividends were declared or paid during the years ended
December 31, 1995, 1994 and 1993.

Primary Earnings (Loss) Per Share
- ------- -------- ------ --- -----

Primary earnings (loss) per share is based on the weighted average number of common shares outstanding during each year after giving effect to dilutive stock options and warrants considered to be common stock equivalents. Fully diluted earnings per share are not materially different from primary earnings per share. For the years ended December 31, 1995, 1994 and 1993, the weighted average number of common shares and common equivalent shares outstanding were 3,129,540, 2,767,387 and 3,432,931, respectively.

Stock Dividend
- ----- --------

In 1993, the Board of Directors of the Company approved a five-for-one stock split in the form of a 400% dividend to stockholders which was effected on June 2, 1993. All information contained in the accompanying financial statements and notes thereto has been retroactively restated to give effect to this transaction.

Research and Development
- -------- --- -----------

Research and development costs are charged to operations when incurred.

Advertising Expenses
- ----------- --------

The Company charges all media costs of newspaper and magazine advertisements to expense when advertisements are run. Prepaid advertising at December 31, 1995 and 1994, which represents costs for media services purchased but not yet run, is included in prepaid expenses and other current assets in the amounts of $40,139 and $0, respectively.

Fair Value of Financial Instruments
- ---- ----- -- --------- -----------

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1995, the carrying value of all financial instruments approximated fair value (Note 5).

Reclassification
- ----------------

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Standards
- -------- ------ ---------- ---------

During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged.

In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to remain with the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. These disclosure requirements are effective for years beginning after December 15, 1995. Management intends to continue accounting for its stock-based compensation plans under the accounting prescribed by APB Opinion No. 25.

3.   INVENTORIES:
     -----------

Inventories consisted of the following:


                                              December 31,
                                       ------------------------
                                          1995           1994
                                          ----           ----
    Raw materials                      $1,230,805      $615,680
    Work-in-process                       133,942        52,223
    Finished goods                         18,334           -
                                       ----------      --------
                                        1,383,081       667,903

    Less: reserve for obsolescence        260,088       400,000
                                       ----------      --------
                                       $1,122,993      $267,903
                                       ==========      ========



4.   PROPERTY, PLANT AND EQUIPMENT:
     --------- ----- --- ---------

Property, plant and equipment consisted of the following:


                                                December 31,
                                      -----------------------------
                                          1995             1994
                                      -------------    ------------
    Land                              $     109,000    $    109,000
    Building                                453,000         453,000
    Building improvements                   372,928         372,928
    Machinery and equipment                 605,798         444,457
                                      -------------    ------------
                                          1,540,726       1,379,385

    Less:  accumulated depreciation         849,228         726,750
                                      -------------    ------------
                                      $     691,498    $    652,635
                                      =============    ============


5.   CONVERTIBLE DEBENTURES:
     ----------- ----------

On December 22, 1995, the Company issued $2,198,000 of 15% Convertible Subordinated Debentures (the "Debentures") due on June 23, 1997. The bonds are convertible into shares of the Company's common stock at a price which shall be the lesser of (i) $12.375 per share (the maximum conversion price) and (ii) the closing price, which is defined as the last reported bid price for a given day on the exchange the Company's common stock is listed. In no event will the conversion price be less than $5.625 per share (the minimum conversion price). Conversion of these Debentures into the Company's common stock can, at the holder's option, be effected in increments of $549,500 beginning 45 days following the date of original issuance and on each of the succeeding 30 day interim periods. Conversion of any remaining principal amount can occur at any time after 135 days and through maturity. The Debentures are subordinated in right of payment to all future senior indebtedness, as incurred by the Company. At December 31, 1995, this obligation is reflected net of an unamortized discount of $198,000.

6.   RETIREMENT PLAN:
     ---------- ----

The Company has a defined contribution profit sharing plan which is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. The Company's contributions, which serve to match a portion of participant contributions, were $91,225, $89,352 and $71,639 for 1995, 1994 and
1993, respectively.

7.   TAXES:
     -----

Provision (benefit) for income taxes consists of the following:

                                               December 31,
                                --------------------------------------
                                      1995         1994         1993
                                ------------   -----------   -----------
  Federal                       $       -      $     -       $     5,000
  New York State                     (5,000)      (3,000)         43,000
  New York City                       5,000        3,000           7,000
                                ------------   -----------   -----------
                                $       -      $     -       $    55,000
                                ============   ===========   ===========



A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings
(loss) before income taxes is as follows:


                                                          December 31,
                                             --------------------------------------
                                                1995          1994          1993
                                             ----------   -----------    ----------
  Provision (benefit) at stated tax rates    $(434,000)    $(781,000)     $ 249,000
  Benefit of loss carryforward                    -             -          (244,000)
  Loss without tax benefit                     434,000       781,000           -
  State and local taxes -
     net of federal income tax benefit            -             -            50,000
                                             ----------     ----------    ----------
  Provision for income taxes                 $    -        $    -         $  55,000
                                             ==========    ===========    ==========


At December 31, 1995, the Company had net operating loss carryforwards of approximately $3,600,000 expiring in varying amounts beginning in 2006 through 2010. A full valuation allowance has been provided against any deferred tax assets which might result from the utilization of these net operating loss carryforwards due to uncertainty as to the amount and timing of future earnings.

8.   LEASES:
     ------

Capital Leases
- ------- ------

The Company is obligated under two capital leases for the purchase of machinery and equipment. Effective March 1990, the Company suspended payments on one of the leases pending the ultimate resolution of the legal proceeding described in Note 9. The other capital lease bears interest at 15.7% and expires in May of 1997. The following is a schedule of the future minimum capital lease payments:

     Expired                             $27,588
     1996                                 13,512
     1997                                  5,599
                                         -------
                                          46,699

     Less: amount representing interest   (2,068)
                                         -------
                                         $44,631
                                         =======


Property Lease
- -------- -----

Effective January 30, 1996, the Company, as lessor, amended a tenant's lease for the rental of approximately one-third of its building. The new lease, expiring on May 31, 2001, requires a rental payment of approximately $243,000 for fiscal 1996, with a 5% annual escalation for the remainder of the lease term. The agreement in effect for 1995, 1994 and 1993 required annual rentals of approximately $184,800. The tenant pays one-third of increases in real estate taxes over the base year and pays 100% of its proportionate share of operating expenses.

9.   COMMITMENTS AND CONTINGENCIES:
     ----------- --- -------------

Development and License Agreement
- ----------- --- ------- ---------

Effective September 1, 1995, the Company entered into a development and license support agreement with a certain manufacturer in the telecommunications industry. The agreement requires the Company to grant to the licensee a nontransferable license to produce certain intellectual properties, as defined in the agreement. The license is exclusive until December 31, 1996, and during each subsequent year, the license remains exclusive provided that the minimum production of the licensed products for the prior year was achieved. In exchange for the license, the Company will receive royalties for each product manufactured.

Procurement Agreement
- ----------- ---------

Effective June 16, 1995, the Company entered into a procurement agreement with a certain manufacturer in the computer technology industry. The agreement provided the manufacturer the exclusive worldwide right to market, sell, distribute and support the Andrea Microphone Products with certain of its own personal computer products. Effective December 16, 1995, the manufacturer did not meet the specific purchasing requirements and, as a result, lost their exclusivity under this agreement. The Company continues to produce and sell to this manufacturer under the terms of the agreement, but is not obligated under the exclusivity clause.

Legal Proceedings
- ----- -----------

On December 3, 1990, a complaint was filed against the Company by an individual (the "Plaintiff") in the Suffolk County Supreme Court (the "Court") alleging wrongful discharge by the Company in violation of his employment agreement. The complaint seeks damages relating to loss of salary, past bonuses, lost commissions, unused sick pay and a reimbursement of a bank loan. In August 1992, the Plaintiff moved for partial summary judgment on three causes of action. On January 28, 1993, his motion was granted with respect to two causes of action pursuant to which the Plaintiff sought damages in the approximate amount of $186,000. The court, however, in granting the Plaintiff's motion, did not make a determination as to the amount of damages and directed that a trial be held on the issue of damages. On February 21, 1996, the Company settled this case for $167,500, including the amount of the expired capital lease of $27,588 described in Note 8. The additional amount due the Plaintiff under the settlement was charged to operations in 1995 and is included in other current liabilities at December 31, 1995.

In December 1994, a subpoena was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered in January 1995 and to date, no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have an impact on the financial position of the Company.

Letters of Credit
- ------- -- ------

Letters of credit are issued by the Company during the ordinary course of business through a major domestic bank as required by certain vendor contracts. As of December 31, 1995, the Company had outstanding letters of credit of approximately $920,000, which are fully collateralized by cash held with the same bank.

10.  STOCK PLANS:
     ----- -----

Options
- -------

On December 31, 1991, the Board of Directors of the Company adopted the 1991 Performance Equity Plan ("1991 Plan"), which was approved by shareholders. The 1991 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. On September 12, 1994, the Board of Directors of the Company approved an increase of the number of shares available for grant under the 1991 Plan to 1,500,000 shares, which subsequently was approved by the shareholders of the Company.

Activity in the 1991 Plan was as follows:


                                            For the Years Ended December 31,
                                         ---------------------------------------
                                            1995           1994          1993
                                         ----------     ----------    ----------
   Outstanding at beginning of period     1,233,000      1,000,000       920,000
      Granted                               137,500        273,000        80,000
      Exercised                            (270,500)          -              -
      Canceled                              (35,000)       (40,000)          -
                                          ---------      ---------     ---------
   Outstanding at end of period           1,065,000      1,233,000     1,000,000
                                         ==========     ==========    ==========
   Range of Exercise Prices            $16.00-$19.25     $   12.00    $4.55-$7.60
                                       =============    ==========    ===========


Warrants
- --------

In connection with an overseas equity offering in 1994, the Company has issued 5 year warrants to purchase 23,750 shares of common stock at prices of $9.84 to $10.98 per share. These warrants expire on June 15, 1999.

                 INDEX TO FINANCIAL STATEMENT SCHEDULE
                 ----- -- --------- --------- --------

  Report of Independent Public Accountants on Schedule                  S-1

  Schedule II - Valuation and Qualifying Accounts                       S-2

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
         ------ -- ----------- ------ ----------- -- --------




To Andrea Electronics Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements of Andrea Electronics Corporation included in this filing and have issued our report thereon dated February 21, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP




Melville, New York
February 21, 1996

                    ANDREA ELECTRONICS CORPORATION
                    ------ ----------- -----------

                              SCHEDULE II
                              -------- --

                   VALUATION AND QUALIFYING ACCOUNTS
                   --------- --- ---------- --------



                                      Balance at   Charged to     Charged to                  Balance at
                                      January 1,    costs and       other                     December 31,
                                        1995        expenses       accounts     Deductions       1995
                                      ----------   -----------    ----------    ----------    ------------
Allowance for doubtful accounts       $   69,771   $    30,000    $    -        $   67,588    $     32,183
Inventory reserve                        400,000          -            -           139,912         260,088


                                  SIGNATURES

     In accordance with the requirements of the Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ANDREA ELECTRONICS CORPORATION

                                     By:  /s/ Frank A.D. Andrea, Jr.
                                     ------------------------------------
Date:  March 27, 1996                         Frank A.D. Andrea, Jr.
                                              Chairman of the Board
                                              and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.



/s/ Frank A.D. Andrea, Jr.         Chairman of the Board      March 27, 1996
- ------------------------------
Frank A.D. Andrea, Jr.             and Chief Executive Officer

/s/ Patrick D. Pilch               Executive Vice President   March 27, 1996
- -------------------------
Patrick D. Pilch                   and Chief Financial Officer

/s/ John N. Andrea                 Co-President               March 27, 1996
- --------------------
John N. Andrea

/s/ Douglas J. Andrea              Co-President               March 27, 1996
- -------------------------
Douglas J. Andrea

/s/ Jeffrey S. Gosman              Vice President,            March 27, 1996
- -------------------------
Jeffrey S. Gosman                  Controller
                                   and Secretary

/s/ Christopher Dorney             Director                   March 27, 1996
- -------------------------
Christopher Dorney

/s/ George Feinman                 Director                   March 27, 1996
- --------------------
George Feinman

/s/ Scott Koondel                  Director                   March 27, 1996
- --------------------
Scott Koondel

/s/ Paul M. Morris                 Director                   March 27, 1996
- --------------------
Paul M. Morris