Form 10-Q
period 1996-03-31
ANDREA ELECTRONICS CORP
filed 1996-05-15
CIK 6494

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

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


       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,462,508.

                           PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                          ANDREA ELECTRONICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                         March 31,1996         December 31, 1995
                                         ---------------       ------------------

CURRENT ASSETS:                          (UNAUDITED)

Cash and cash equivalents                $  923,682           $3,400,829

Investment securities                        99,223               99,223
Accounts receivable - trade, net
 of allowance for doubtful accounts
 of $32,183 and $32,183, respectively       996,474            1,045,922
Inventories                               2,802,478            1,122,993
Prepaid expenses and other
 current assets                             260,239              189,494
                                          ---------            ---------
Total current assets                      5,082,096            5,858,461

PROPERTY, PLANT AND EQUIPMENT - net
 of accumulated depreciation of
 $875,737 and $849,228, respectively        713,823              691,498

OTHER ASSETS                                  1,151                1,151
                                          ---------            ---------
              Total assets               $5,797,070           $6,551,110
                                          =========            =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of capital
    lease obligations                    $    11,655          $   39,243
  Accrued Interest Payable                    65,823                  --
  Trade accounts payable                     111,285             254,643

  Accrued salaries and wages payable          33,662              50,571
  Other current liabilities                    9,847             197,485
                                           ---------           ---------
           Total current liabilities         232,272             541,942

CAPITAL LEASE OBLIGATIONS, net of
  current maturities                           2,009               5,388

CONVERTIBLE DEBENTURES, net                1,402,000           2,000,000

OTHER LIABILITIES                             38,500              38,500
                                           ---------           ---------
            Total liabilities              1,674,781           2,585,830
                                           ---------           ---------

SHAREHOLDERS' EQUITY:
 Common stock: $.50 par value;
 authorized: 10,000,000 shares;
 issued and outstanding: 3,344,361
 and 3,286,860 shares, respectively        1,672,181           1,643,430

 Additional paid-in capital                5,148,759           4,542,592
 Accumulated deficit                      (2,698,651)         (2,220,742)
                                          ----------          ----------
            Total shareholders' equity     4,122,289           3,965,280
                                          ----------          ----------
            Total liabilities and
             shareholders' equity         $5,797,070          $6,551,110
                                          ==========          ==========

                                   ANDREA ELECTRONICS CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                     1996              1995
                                                     ----              ----
SALES                                             $1,749,883        $1,286,628
COST OF SALES                                      1,281,297           671,986
                                                   ---------         ---------
             Gross profit                            468,586           614,642
                                                   ---------         ---------
RESEARCH AND DEVELOPMENT EXPENSES                    284,883           499,401
GENERAL, ADMINISTRATIVE AND SELLING EXPENSES         646,742           366,049
                                                   ---------         ---------
                    (Loss) from operations          (463,039)         (250,808)
                                                   ---------         ---------
OTHER INCOME (EXPENSE)
      Interest income                                 18,329            66,882
      Interest (expense)                             (79,495)           (1,070)
      Rent & Miscellaneous                            46,296            46,200
                                                   ---------         ---------
                                                     (14,870)          112,012
                                                   ---------         ---------
LOSS BEFORE PROVISION FOR INCOME TAXES              (477,909)         (138,796)
PROVISION FOR INCOME TAXES                               --                --
                                                   ---------         ---------
NET LOSS                                          $ (477,909)       $ (138,796)
                                                   =========         =========



PRIMARY LOSS PER SHARE                            $     (.15)       $     (.05)
                                                   =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      3,290,322         3,016,360
                                                   =========         =========

                            ANDREA ELECTRONICS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                     For the Three Months Ended
                                                              March 31,
                                                          1996           1995
                                                     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                      $  (477,909)   $  (138,796)

Adjustments to reconcile net income to net cash provided by (used by) operating activities:

     Depreciation and amortization                        26,509         30,067
     (Increase) decrease in:
          Accounts receivable                             49,448       (443,817)
          Inventories                                 (1,679,485)        33,172
          Prepaid expenses and other current assets      (70,745)        26,345

     Increase (decrease) in:

          Accrued interest payable                        86,584             --
          Trade accounts payable                        (143,358)        14,976
          Accrued salaries and wages payable            ( 16,909)            --
          Other current liabilities                     (187,638)        60,295
                                                      -----------    -----------
         Net cash flows from operating activities     (2,413,503)      (417,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Acquisition) of property, plant and equipment      (48,834)            --

                                                      -----------    -----------
         Total cash flows from investing activities      (48,834)       (48,834)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligations               (30,966)        (4,742)
     Exercise of stock options                            16,156             --
                                                      -----------    -----------
         Total cash flows from financing activities      (14,810)        (4,742)
                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents  (2,477,147)      (422,500)
Cash and cash equivalents - beginning                  3,400,829      3,313,043
                                                      ----------     ----------
Cash and cash equivalents - end                      $   923,682    $ 2,890,543
                                                      ==========     ==========
Supplemental disclosures
  Cash paid:
              Interest                               $       309    $     1,070
                                                      ==========     ==========
              Income Taxes                           $        --    $        --
                                                      ==========     ==========

                               ANDREA ELECTRONICS CORPORATION
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                    Additional                         Total
                          Shares       Common        Paid-In      (Accumulated      Shareholders'
                       Outstanding      Stock        Capital        Deficit)           Equity
                       -----------     -------      ----------    ------------      -------------
Balance at
December 31, 1995      3,286,860       $1,643,430   $4,542,592    $(2,220,742)      $3,965,280

Exercise of Stock
 Options                   7,500            3,750       12,406              -           16,156

Issuance of Common
 Stock due to
 conversion of
 debentures and
 accrued interest
 thereon                  50,001           25,001      593,760               -         618,762

Net loss                       -                -            -        (477,909)       (477,909)
                       ---------         --------     --------      -----------      ----------
Balance at
March 31, 1996
(Unaudited)            3,344,361       $1,672,181   $5,148,759     $(2,698,651)     $4,122,289
                       =========        =========    =========      ===========      =========


Notes to Financial Statements
- -----------------------------

1. In the opinion of the management of Andrea Electronics Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Andrea Electronics Corporation's financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year ended December 31, 1996. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1995.

2. In December 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered by the Company in the first quarter of 1995 and to date no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Andrea Electronics Corporation's mission is to provide state-of-the-art communications products for the "voice interface" markets that are rapidly emerging from the convergence of the telecommunications and personal computer industries. Examples of these dynamic markets include computer telephony, speech recognition, voice interactive games, multimedia, Internet speech and telephony, and other applications which incorporate natural language processing. The Company believes that end users of these applications will require high quality microphone and earphone products which enhance voice transmission particularly in noisy environments for use with personal computers, business and residential telephones, military headsets, cellular
and other wireless telephones, and avionics communications systems.   The
Company's strategy is to leverage its expertise in audio communication and its patented Active Noise Cancellation (ANC) and Active Noise Reduction (ANR) technology (together referred to "Andrea Anti-Noise(Registered Trademark)" technology) and to develop and commercialize a line of Andrea Anti-Noise(Registered Trademark) headsets, handsets and other communication devices to enhance voice communications for end users of these applications on a cost-effective basis. The Company also designs, manufactures and distributes intercom systems and related components for military and industrial applications ("Traditional Products").

     The Company experienced an improvement of 36% in sales for the three months ended March 31, 1996 (the "1996 First Quarter") compared to the three months ended March 31, 1995 (the "1995 First Quarter"). Sales of the Andrea Anti-Noise(Registered Trademark) computer headsets comprised approximately 44% of the Company's $1.75 million 1996 First Quarter sales while for the 1995 First Quarter sales of these products were immaterial. The Company continued to ship under a procurement agreement Andrea Anti-Noise(Registered Trademark) computer headsets to International Business Machines Corporation ("IBM"). The Company is also marketing its Andrea Anti-Noise(Registered Trademark) computer headsets, handsets, and communications devices to all major computer hardware and software manufacturers and providers. Additionally, the Company has increased and expects to continue to expand its retail distribution to include additional major computer superstores in the second quarter of 1996.

     Subsequent to the end of the 1996 First Quarter, the Company entered into two licensing/bundling agreements with Voxware, Inc. ("Voxware") and Microsoft
Corporation ("Microsoft").   The Company will bundle Voxware's Internet
telephony software ("TeleVox(Registered Trademark)") and Microsoft's MSPhone(Registered Trademark) and MSVoice(Registered Trademark) computer telephony software with the Andrea Anti-Noise(Registered Trademark) computer product lines for retail and direct distribution. The Company anticipates that revenues as a result of these agreements will begin to be realized in the second quarter of 1996.

     As had been anticipated, the Company experienced a decrease in sales of some of its Traditional Products during the 1996 First Quarter. The Company expects a decrease in sales of this product line in 1996 when compared to 1995.

     The interim results of operations of the Company presented in this report are not necessarily indicative of the sales or results of operations for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months ended March 31, 1996 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

     first, the rate at which the Company's Anti-Noise(Registered Trademark) technology is accepted by the diverse range of users and applications within the global communications and informatics marketplace;

     second, the ability of the Company to maintain a competitive position for its Anti-Noise(Registered Trademark) products in terms of technical specifications, quality, price, reliability and service;

     third, the on-going ability of the Company to enter into and maintain collaborative relationships with larger companies in the fields of telecommunications, computer manufacturing, software design and publishing, Internet and online services, defense-related manufacturers and system providers, and retail and direct marketing distributors; and

     fourth, in the event that the Company does experience significant growth in demand for its Anti-Noise(Registered Trademark) technology, the ability of the Company to raise sufficient external capital to fund the working capital requirements for meeting such demand.

      The failure of the Company to surmount the challenges posed by any one or more of these factors could have a material adverse effect on the Company's results of operations and growth.

RESULTS OF OPERATIONS

     Sales

     Sales for the 1996 First Quarter were $1,749,883, an increase of 36% over
last year's comparable period.   Sales of the Company's Andrea
Anti-Noise(Registered Trademark) computer headsets comprised approximately 44% of total sales for the 1996 First Quarter and contributed significantly to the increase in sales. For the first three months, sales from government orders through both prime and subcontracted orders made up 28.7% or $503,178 of sales versus 18.7% or $240,362 for the comparable period in 1995. For the 1996 First Quarter, sales from industrial/commercial orders constituted 71.3% or $1,246,705 of sales versus 81.3% or $1,046,266 for the comparable period in 1995. The Company's Anti-Noise(Registered Trademark) products which are included in the industrial/commercial category represent an immaterial contribution to the Company's sales for the 1995 First Quarter.

     Cost of Sales

     Cost of sales as a percentage of sales for the 1996 First Quarter increased to 73% from 52% for the 1995 First Quarter. The increase in the cost of sales as a percentage of sales was due to additional costs associated with initial prototype and production runs for new Andrea Anti-Noise(Registered Trademark) computer products to be introduced in the spring and summer of 1996.

     Research and Development

     Research and development expenses for the 1996 First Quarter decreased
43% to $284,883 from $499,401 for the 1995 First Quarter. The decrease in research and development expenses for the 1996 First Quarter can be directly attributed to increased allocation of engineering and technician time associated with the natural migration from design and development to production. It is anticipated, however, that research and development expenses will increase in the 1996 Second Quarter from the 1996 First Quarter for future products and applications.


     General, Administrative and Selling Expenses

     General, administrative and selling expenses for the 1996 First Quarter increased 77% to $646,742 from $366,049 for the 1995 First Quarter. During the 1996 First Quarter, the Company incurred significant sales and marketing expenses to market, promote and support the Andrea Anti-Noise(Registered Trademark) products in personal computer magazines, on the Internet, at major trade shows, and to potential major customers for personal computer, telecommunications and military electronics applications.


     Operating loss

     Operating loss for the 1996 First Quarter increased 85% to $463,039 from $250,808 for the 1995 First Quarter. This increase in operating loss reflects the increase in sales and marketing expenses as well as the relative increase in the cost of sales during 1996 First Quarter.

     Other Income(Expense)

     Other expense for the 1996 First Quarter was $14,870 compared to other income of $112,012 for the First Quarter 1995. This reversal was due to an increase in interest expense to $79,495 from $1,070 for the 1995 First Quarter and primarily associated with interest accrued on the Company's subordinated convertible debentures in the 1996 First Quarter. During the 1996 First Quarter, $598,000 of the Company's subordinated convertible debentures were converted and interest accrued was paid in common stock of the Company. Subsequent to the close of the 1996 First Quarter, $1,100,000 of the Company's subordinated convertible debentures were converted and interest accrued was paid in common stock of the Company. Interest income for the 1996 First Quarter decreased due to a decrease in the Company's average cash position for the 1996 First Quarter when compared to average cash position for the 1995 First Quarter.

     Net loss

     Net loss for the 1996 First Quarter was $477,909, compared to a net loss of $138,796 for the 1995 First Quarter. This increase in net loss reflects principally the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital (total current assets less total current liabilities) at March 31,1996 was $4,849,824 compared to $5,316,519 December 31,1995. The decrease in working capital reflects a decrease in current assets of $776,365 and a decrease in current liabilities of $309,670. The decrease in total current assets reflects a decrease in cash of $2,477,147, a decrease in accounts receivable of $49,448, an increase in inventory of $1,679,485, and an increase of $70,745 in prepaid expenses and other current assets. The decrease in cash can be attributed to the inventory of Andrea Anti-Noise(Registered Trademark) computer headsets for distribution beginning in the second quarter of 1996, as well as increase in sales and marketing expenses incurred during the 1996 First Quarter.

     The decrease in cash of $2,477,147 reflects net cash used in operating activities of $2,413,503 primarily used for the acquisition of components and parts for Andrea Anti-Noise(Registered Trademark) headsets and handsets and net cash used in investing activities for the acquisition of equipment (primarily tooling and molds for Andrea Anti-Noise(Registered Trademark) products), offset by the issuance of common stock as a result of the conversion of subordinated convertible debentures.

     The increase in inventory of $1,679,485 primarily results from an increase of $967,906 for raw materials purchased for the Company's Andrea Anti-Noise(Registered Trademark) products and an increase in work-in-process and finished goods inventory of $515,419 for the Andrea Anti-Noise(Registered Trademark) products.

     The increase in prepaid expenses and other current assets includes $68,276 in unexpired and prepaid insurance premiums.

     The decrease in current liabilities reflects a $143,358 decrease in trade accounts payable and a decrease of $187,638 in other current liabilities. The decrease in trade accounts payable is associated with payments for acquisition of raw materials for the Andrea Anti-Noise(Registered Trademark) products. The decrease in other current liabilities includes $167,500 for the settlement of a complaint by a former employee of the Company.

     Subsequent to the close of the 1996 First Quarter, the Company received $2,000,000 in net proceeds from an additional issuance of convertible debentures.

     Management believes that the Company's financial condition is adequate to support the Company's current level of operations and demand for resources. However, in the event that the Company experiences a significant increase in demand for its Andrea Anti-Noise(Registered Trademark) products, the Company will need to raise additional working capital to support its production operations. Additionally, the Company believes that its ability to remedy its existing accumulated deficit will depend on profitable growth from the sale of its Andrea Anti-Noise(Registered Trademark) products. While the Company has been exploring various forms of debt and equity financing, no assurance can be given that, if the Company needs to raise additional capital, it will able to do so on favorable terms or at all. No assurances can be given that demand will increase for any of the Company's products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand.

                                    <10>

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

         Exhibit
         Number     Description
         -------    -----------

         3.2        Amended By-Laws of Registrant

        10.1        1991 Performance Equity Plan, as amended

          11        Computation of Fully Diluted Earnings Per Common Share

          27        Financial Data Schedule

     (b)  Reports on Form 8-K.

     The registrant did not file any reports on Form 8-K during the three month period ended March 31, 1996.

                                  SIGNATURES

          In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA  ELECTRONICS CORPORATION


/s/ Frank A.D. Andrea, Jr.    Chairman of the Board      November 13, 1995
- ----------------------------   and Chief Executive
Frank A.D. Andrea, Jr.         Officer



/s/ Patrick D. Pilch          Executive Vice President   November 13, 1995
- - - ------------------------   and Chief Financial
Patrick D. Pilch               Officer