Form 10-K/A
period 1995-12-31
ANDREA ELECTRONICS CORP
filed 1996-06-26
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ____________

                                  FORM 10-K/A
                                AMENDMENT NO.1

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

                         Commission file number 1-4324

                        ANDREA ELECTRONICS CORPORATION
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New York                                11-0482020
- - ---------------------------------      -----------------------------------
(State or other jurisdiction           (I.R.S. employer identification no.)
of incorporation or organization)

11-40 45th Road,Long Island City, New York                       11101
- - ------------------------------------------                   --------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    800-442-7787
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class       Name of each exchange on which registered
     -------------------       -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 27, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,222,901.75 (based on the closing sale price on the American Stock Exchange).

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

                           EXHIBIT INDEX ON PAGE 2

                              EXPLANATORY NOTE

Exhibit 27, Financial Data Schedule, contained in the original filing of the Registrant's Annual Report on Form 10-K was not tagged as Exhibit 27. This Amendment to the Registrant's Annual Report on Form 10-K is filed for the purpose of refiling Exhibit 27 with the correct tag.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c)  EXHIBITS

Exhibit
No.             Description

3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K to December 31, 1992)

3.2 Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's
        Form 10-K for December 31, 1992)

4.1~    Securities Purchase Agreement, dated as of December
        22, 1995, relating to the sale of the Registrant's
        15% Convertible Subordinated Debentures due 1997
        (with form of Debenture attached thereto)

4.2~    Registration Rights Agreement, dated as of December
        22, 1995, relating to registration rights granted to the holders of the Registrant's 15% Convertible
        Subordinated Debentures due 1997

10.1    1991 Performance Equity Plan (incorporated by reference to
        Exhibit 10.1 of the Registrant's Form 10-K for December 31, 1991)

10.2* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Three Months ended June 30, 1995)

10.3**~ Memorandum of Agreement, dated as of September 14, 1993, by and between Grumman Aerospace Corporation and the Registrant

10.4**~ License and Technical Support Agreement, dated as of October 3,
        1995, by and between BellSouth Products, Inc. and the Registrant

11~     Computation of Fully Diluted Earnings per Common Share

21~     Subsidiaries of Registrant

23.1~   Independent Auditors' Consent

23.2~   Independent Auditors' Consent

27      Financial Data Schedule
______________
~       Previously filed.

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


                                     ANDREA ELECTRONICS CORPORATION

                                     By: /s/ Patrick D. Pilch
                                         ------------------------------------
Date:  June 24, 1996                     Patrick D. Pilch
                                         Executive Vice President
                                         and Chief Financial Officer