Form 10-Q
period 1996-06-30
ANDREA ELECTRONICS CORP
filed 1996-08-14
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996

                                      OR

(    )  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ____________ to_______________



                        Commission file number 1-4324
                                               ------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,586,302.

                        PART I---FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        ANDREA ELECTRONICS CORPORATION


                                CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                       June  30, 1996                 December 31,1995

                                                          (unaudited)
Current assets:
Cash and cash equivalents                                $  1,157,217                     $  3,400,829
Investment securities                                         192,215                           99,223
Accounts receivable - trade, net of
allowance for doubtful accounts of
$32,183 and $32,183, respectively                             785,243                        1,045,922
Inventories                                                 4,087,626                        1,122,993
Prepaid expense and other current assets                      158,110                          189,494
                                                            ---------                        ---------
Total current assets                                        6,380,411                        5,858,461

Property, plant and equipment - net of
accumulated depreciation
of $928,945 and $849,228, respectively                        660,616                          691,498

Other assets                                                    1,151                            1,151
                                                            ---------                        ---------
Total assets                                             $  7,042,178                     $  6,551,110
                                                            =========                        =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Current maturities of capital lease obligations         $     11,443                     $     39,243
 Trade accounts payable                                        41,667                          254,643
 Accrued salaries and wages payable                            62,545                           50,571
 Other current liabilities                                     27,265                          197,485
                                                            ---------                        ---------
Total current liabilities                                     142,920                          541,942

Capital Lease Obligations, net of current maturities                -                            5,388

Convertible Debentures, net                                 1,479,279                        2,000,000
Other Liabilities                                              38,500                           38,500
                                                            ---------                        ---------
Total Liabilities                                           1,660,860                        2,585,830
                                                            ---------                        ---------

Shareholders' equity
 Common stock - $.50 par value, authorized:
   10,000,000 shares, issued and outstanding:
   3,586,302 and 3,286,860 shares, respectively             1,793,151                        1,643,430
 Additional paid-in capital                                 7,277,126                        4,542,592
 Accumulated deficit                                       (3,688,959)                      (2,220,742)
                                                            ---------                        ---------
Total shareholders' equity                                  5,381,318                        3,965,280
                                                            ---------                        ---------
Total liabilities and shareholders' equity               $  7,042,178                     $  6,551,110
                                                            =========                        =========

                                       Page 2

                                  ANDREA ELECTRONICS CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                                  For the                          For the
                                            Three Months Ended               Six Months Ended
                                                  June 30,                         June 30,
                                               1996          1995              1996          1995

Sales                                         $  994,526   $1,374,323         $ 2,744,409    $2,660,951
Cost of sales                                    900,366      745,807           2,181,663     1,417,793
                                               ---------    ---------           ---------     ---------
Gross profit (loss)                               94,160      628,516             562,746     1,243,158
Research and development                         237,950      363,060             522,833       862,461
General, administrative and selling expenses     752,265      428,274           1,399,007       794,323
                                               ---------    ---------           ---------     ---------
Operating income (loss)                         (896,055)    (162,818)         (1,359,094)     (413,626)
                                               ---------    ---------           ---------     ---------
Other income (expense)
    Interest income                               10,372       40,052              28,701       106,934
    Interest (expense)                          (174,967)        (936)           (254,462)       (2,006)
    Rent & miscellaneous                          70,503      125,071             116,799       171,271
                                               ---------    ---------           ---------     ---------
                                                 (94,092)     164,187            (108,962)      276,199
                                               ---------    ---------           ---------     ---------

Earnings (loss) before provision
(credit) for corporate income tax               (990,147)       1,369          (1,468,056)     (137,427)
Income tax provision                                   -            -                   -             -
                                               ---------    ---------           ---------     ---------
Net earnings (loss)                           $ (990,147)  $    1,369         $(1,468,056)   $ (137,427)
                                               =========    =========          ==========     =========
Net earnings (loss) per common and
common equivalent share                       $     (.28) $       -0-         $      (.43)   $     (.05)
                                               =========    =========           =========     =========
Weighted average number of shares
outstanding                                    3,503,950    3,016,360           3,399,608     3,016,360
                                               =========    =========           =========     =========


                                    ANDREA ELECTRONICS CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                        For the Six Months Ended
                                                                                  June 30,
                                                                            1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                            $(1,468,056)    $  (137,427)
   Adjustments to reconcile net earnings to net cash provided by
   (used by) operating activities:
             Depreciation and amortization                                    79,717           63,139
             (Increase) decrease in:
                 Investment securities                                       (92,992)              -
                 Accounts receivable                                         260,679         (563,577)
                 Inventories                                              (2,964,633)        (129,295)
                 Prepaid expenses and other current assets                   (31,384)        (100,044)

             Increase (decrease) in:
                 Trade accounts payable                                     (212,976)         (81,422)
                 Accrued salaries and wages payable                           11,974                -
                 Other current liabilities                                  (170,220)          57,090
                                                                           ---------        ---------
   Net cash flows from operating activities                               (4,525,123)        (891,536)
                                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   (Acquisition) of property, plant and equipment                            (48,835)         (73,750)
                                                                           ---------        ---------
   Total cash flows from investing activities                                (48,835)         (73,750)
                                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations                                     (33,188)          (9,597)
   Net proceeds from convertible debentures                                2,222,784                -
   Exercise of stock options                                                 140,750                -
                                                                           ---------        ---------
   Total cash flows from financing activities                              2,330,185           (9,597)
                                                                           ---------        ---------
Net increase (decrease) in cash and cash equivalents                      (2,243,612)        (974,883)
Cash and cash equivalents - beginning                                      3,400,829        3,313,043
                                                                           ---------        ---------
Cash and cash equivalents - end                                          $ 1,157,127     $  2,338,160
                                                                           =========        =========
Supplemental disclosures
  Cash paid:
             Interest                                                    $         -     $        936
                                                                           =========        =========
             Income Taxes                                                $         -     $          -
                                                                           =========        =========

                               ANDREA ELECTRONICS CORPORATION
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           (UNAUDITED)
                                                      Additional                          Total
                       Shares           Common         Paid-In        Accumulated      Shareholders'
                     Outstanding        Stock          Capital         (Deficit)          Equity



Balance at
December 31, 1995        3,286,860      $ 1,643,430     $ 4,542,592    $ (2,220,742)      $ 3,965,280

Exercise of stock
options                     72,500           36,250         120,656               0           156,906

Issuance of common
stock due to conversion
of debentures and
accrued interest
thereon                    226,942          113,471       2,613,878               0         2,727,349

Net loss (unaudited)                                                     (1,468,056)       (1,468,056)
                         ---------        ---------       ---------       ---------         ---------
Balance at
June 30, 1996
(unaudited)              3,586,302      $ 1,793,151     $ 7,277,126    $ (3,688,798)      $ 5,381,479
                         =========        =========       =========      ==========         =========



Notes to Financial Statements
- -----------------------------

1. In the opinion of the management of Andrea Electronics Corporation, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Andrea Electronics Corporation's financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Andrea Electronics Corporation's mission is to provide state-of-the-art communications products for the "voice interface" markets that are rapidly emerging from the convergence of the telecommunications and personal computer industries. Examples of these dynamic markets include computer telephony, speech recognition, voice interactive games, multimedia, Internet speech and telephony, and other applications that incorporate natural language processing. The Company believes that end users of these applications will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments for use with personal computers, business and residential telephones, military headsets, cellular
and other wireless telephones, and avionics communications systems.   The
Company's strategy is to leverage its expertise in audio communication and its patented Active Noise Cancellation (ANC) and Active Noise Reduction (ANR) technology (together referred to as "Andrea Anti-Noise(Registered Trademark)" technology) and to develop and commercialize a line of Andrea Anti-Noise(Registered Trademark) headsets, handsets and other communication devices to enhance voice communications for end users of these applications on a cost-effective basis. The Company designs, markets and distributes products which feature ANC and ANR to original equipment manufacturers (OEMs), consumer retailers, and directly to consumer and commercial users. The Company outsources the manufacture of its ANC and ANR products for its OEM, consumer and commercial customer base, using a virtual corporation model.

     The Company also designs, manufactures and distributes intercom systems and related components for military applications ("Traditional Military Products") and industrial applications ("Traditional Industrial Products"; together with Traditional Military Products, "Traditional Products"). In contrast to its ANC and ANR products for the non-military market, the Company has followed a vertically-integrated model for its Traditional Products. The Company is engaged in developing products for military use that incorporate ANC and ANR technology, and anticipates that it will use a hybrid outsourcing/vertically integrated model for commercializing these new military products.

     The Company experienced a decline of 28% in sales for the three months ended June 30, 1996 (the "1996 Second Quarter") compared to the three months ended June 30, 1995 (the "1995 Second Quarter"). For the six months ended
June 30, 1996 (the "1996 First Half"), the Company experienced an increase of 3% in sales compared to the six months ended June 30, 1995 (the "1995 First Half"). Sales of the Andrea Anti-Noise(Registered Trademark) computer headsets comprised 44.6% of the Company's $994,526 1996 Second Quarter sales while for the 1995 Second Quarter sales of these products were immaterial. The Company's Traditional Products comprised 55.4% of total sales in the 1996 Second Quarter compared to 99% during the 1995 Second Quarter.

     In 1995, the Company entered into a Procurement Agreement with International Business Machines ("IBM") to supply Andrea Anti-Noise(Registered Trademark) computer headsets to IBM for sale with certain of IBM's products. During the 1996 First Half, IBM has been purchasing Andrea Anti-Noise(Registered Trademark) computer headsets for inclusion with its VoiceType(Registered Trademark) products for speech recognition. During the 1996 Second Quarter, IBM informed the Company that IBM intends to include Andrea Anti-Noise(Registered Trademark) computer headsets with all shrink-wrapped copies of IBM's "Merlin" software product. The Company anticipates that it will begin shipping headsets for inclusion with this IBM product in the quarter ending September 30, 1996 (the "1996 Third Quarter").

     The Company is also marketing its Andrea Anti-Noise(Registered Trademark) computer headsets, handsets, and communications devices to many major computer hardware and software manufacturers and providers. The Company has increased and expects to continue to expand its retail distribution to include additional major computer superstores in the 1996 Third Quarter. The Company anticipates that it will experience a significant increase in sales of its Andrea Anti-Noise(Registered Trademark) in 1996 compared to 1995.

     During the 1996 Second Quarter, the Company entered into
licensing and product sales agreements with Voxware, Inc. ("Voxware") and
Microsoft Corporation ("Microsoft").   The Company will include Voxware's
Internet telephony software ("TeleVox(Registered Trademark)") and Microsoft's MSPhone(Registered Trademark) and MSVoice(Registered Trademark) computer telephony software with the Andrea Anti-Noise(Registered Trademark) computer product lines for retail and direct distribution. Total revenues realized from these two agreements were immaterial during the 1996 Second Quarter.

     As had been anticipated, the Company experienced a significant decrease in sales of some of its Traditional Products during the 1996 Second Quarter due primarily to a delay in the receipt of a $661,000 contract for a military intercom system. This contract was executed subsequent to the end of the 1996 Second Quarter, and the system will be included in shipments for the 1996 Third Quarter. Nonetheless, management believes that sales of its Traditional Products during 1996 will remain the same or decrease slightly compared to 1995.

     The interim results of operations of the Company presented in this report are not necessarily indicative of the sales or results of operations for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the 1996 Second Quarter and the 1996 First Half are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

RESULTS OF OPERATIONS

     Sales

     Sales for the 1996 Second Quarter were $994,526, a decrease of 27.6% from the comparable 1995 period. Sales for the 1996 First Half were $2,744,409, an increase of 3.1% over the comparable 1995 period. The decrease in sales during the 1996 Second Quarter reflects a decrease in sales of Traditional Military Products from $846,250, or 61.6% of total sales, for the 1995 Second Quarter to $284,274, or 28.6% of total sales, for the 1996 Second Quarter, offset by an increase in sales of industrial and commercial products from $527,973 for the 1995 Second Quarter to $710,200 for the 1996 Second Quarter. Most of this increase in industrial and commercial products was attributed to an increase in sales of the Company's Andrea Anti-Noise(Registered Trademark) products during the 1996 First Half, which sales accounted for 44.6% of total sales in both the 1996 Second Quarter and the 1996 First Half. Sales of Andrea Anti-Noise(Registered Trademark) prodoucts were immaterial during the comparable 1995 periods. The modest increase in total sales during the 1996 First Half reflects the growth of sales of the Company's Andrea Anti-Noise(Registered Trademark) products, offset by a decrease in sales of the Company's Traditional Products during the 1996 First Half. During the first quarter of 1996, the Company had received a $661,000 government order for an intercom system. The Company, however, did not receive the executed contract for this order until July 1996. This system will be included in shipments for the third quarter of 1996.

     Cost of Sales

     Cost of sales as a percentage of sales for the 1996 Second Quarter increased to 90.5% from 54.3% for the 1995 Second Quarter. Cost of sales as a percentage of sales for the 1996 First Half increased to 79.5% from 53.2% for the 1995 First Half. These increases in the cost of sales as a percentage of sales were due to a decrease in production capacity utilization for the Company's Traditional Products arising from lower sales and the costs associated with the initial production runs of new Andrea Anti-Noise(Registered Trademark) computer products, some of which have been recently introduced and some of which will be introduced during the 1996 Second Half.

     Research and Development

     Research and development expenses decreased 34.4% to $237,950 in the 1996 Second Quarter from $363,060 in the 1995 Second Quarter, and decreased 39% to $522,833 in the 1996 First Half from $862,461 in the 1995 First Half. These decreases in research and development expenses for the 1996 Second Quarter and 1996 First Half are attributed to increased allocation of engineering and technician time associated with the natural migration from design and development to production in connection with the Company's Andrea Anti-Noise(Registered Trademark) products. It is anticipated that research and development expenses for the 1996 Second Half will at least remain at 1996 First Half levels in connection with development of certain future products and applications.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses increased 75.6% to $752,265 for the 1996 Second Quarter from $428,274 for the 1995 Second Quarter, and increased 76.1% to $1,399,007 for the 1996 First Half from $794,323 for the 1995 First Half. These increases reflect increased promotional, marketing, sales, sales representative and commission expenses to market, promote and support Andrea Anti-Noise(Registered Trademark) in personal computer magazines, on the Internet, at major trade shows, to major retail superstores, and to potential customers for personal computer, telecommunications and military electronics applications.

     Operating loss

     Operating loss for the 1996 Second Quarter was $918,943 compared to $162,818 for the 1995 Second Quarter. Similarly, operating loss for the 1996 First Half was $1,359,093 compared to $413,626 for the 1995 First Half. These increases in operating loss reflect the decrease in total sales, the increase in cost of sales, and the increase in general, administrative and selling expenses.

     Other Income(Expense)

     Other expense for the 1996 Second Quarter was $94,092 compared to other income of $164,187 for the Second Quarter 1995. For the 1996 First Half, other expense was $108,962 compared to other income of $276,199 for the 1995 First Half. These reversals during the respective 1996 periods were due to an increase in interest expense to $174,967 for the 1996 Second Quarter from $936 for the 1995 Second Quarter and an increase in interest expense to $254,462 for the 1996 First Half from $2,006 for the 1995 First Half. These increases reflect accrued interest on the Company's convertible subordinated debentures and an expense of $90,472 for amortization of the placement fee associated with the issuance of the Company's convertible subordinated debentures in April
1996. During the 1996 Second Quarter, $2,150,000 in face value of the Company's convertible subordinated debentures were converted and interest accrued was paid in common stock of the Company. Interest income for the 1996 Second Quarter and the 1996 First Half decreased due to a decrease in the Company's average cash position during those periods in order to fund the increased working capital and production requirements associated with filling orders for the Company's Anti-Noise(Registered Trademark) products from IBM and other OEMs and computer retailers for delivery in the 1996 Second Half.

     Net loss

     Net loss for the 1996 Second Quarter was $990,147, compared to net earnings of $1,369 for the 1995 Second Quarter. Net loss for the 1996 First Half was $1,468,056, compared to a net loss of $137,427 for the 1995 First Half. The levels of net loss in the 1996 Second Quarter and the 1996 First Half reflect principally the factors described above.


Liquidity And Capital Resources

     Working capital (total current assets less total current liabilities) at June 30,1996 was $6,237,491 compared to $5,316,519 at December 31,1995. The increase in working capital reflects an increase in total current assets of $521,950 and a decrease in total current liabilities of $399,022. The increase in total current assets reflects a decrease in cash of $2,243,612, an increase in investment securities of $92,992, a decrease in accounts receivable of $260,679, an increase in inventory of $2,964,633, and a decrease of $31,384 in prepaid expenses and other current assets.

     The decrease in cash of $2,243,612 reflects $4,525,123 of net cash used in operating activities and $48,835 of cash used in investing activities, partially offset by an increase in cash from financing activities of $2,330,185. The principal operating activity for which cash was used was the increase in inventory of Andrea Anti-Noise(Registered Trademark) computer headsets for 1996 Second Half distribution. The increase in inventory of $2,964,633 primarily resulted from the acquisition of $1,678,961 of long lead components and parts for Andrea Anti-Noise(Registered Trademark) products and an increase in work-in-process and finished goods inventory of $1,064,897 for the Andrea Anti-Noise(Registered Trademark) products. The cash used in investing activities was for the acquisition of equipment, primarily tooling and molds for Andrea Anti-Noise(Registered Trademark) products.

     The decrease in prepaid expenses and other current assets includes the expensing of $40,139 in prepaid advertising.

     The decrease in current liabilities reflects a $212,976 decrease in trade accounts payable and a decrease of $170,220 in other current liabilities. The decrease in trade accounts payable is associated with payments for acquisition of raw materials for the Andrea Anti-Noise(Registered Trademark) products. The decrease in other current liabilities includes $167,500 for the settlement of a previously disclosed complaint by a former employee of the Company.

     Subsequent to the close of the 1996 Second Quarter, the Company received $1,500,000 in net proceeds from an issuance of subordinated convertible debentures.

     Demand for Andrea Anti-Noise(Registered Trademark) products has required the Company to raise additional working capital to support its production operations. Since December 1995, the Company has raised additional working capital through the issuance of convertible subordinated debentures. In addition, the Company has been exploring various forms of bank and other debt and equity financing. The Company believes that its ability to remedy its existing accumulated deficit will depend on profitable growth from the sale of its Andrea Anti-Noise(Registered Trademark) products. Notwithstanding growth in sales of Andrea Anti-Noise(Registered Trademark) during the 1996 First Half, no assurance can be given that demand will continue to increase for these products or any of the Company's other products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms or at all.

                         PART II---OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the annual meeting of shareholders of the Company on June 20, 1996 the shareholders were asked to vote on the following two proposals: Proposal One to elect Frank A.D. Andrea, Jr., John N. Andrea, Douglas J. Andrea,
Patrick D. Pilch, Paul Morris, Christopher Dorney, Scott Koondel, and Gary Jones as directors of the Company; and Proposal Two to ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1996.

 Matter                   For         Against or Withheld       Absentions     Broker Nonvotes
Proposal One:
Election of Directors

Frank A.D. Andrea, Jr.    3,248,496           38,037                175,975        -0-
John N. Andrea            3,247,896           38,637                175,975        -0-
Douglas J. Andrea         3,247,796           38,737                175,975        -0-
Patrick D. Pilch          3,248,816           37,717                175,975        -0-
Paul M. Morris            3,247,916           38,617                175,975        -0-
Christopher Dorney        3,243,516           43,017                175,975        -0-
Scott Koondel             3,243,516           43,017                175,975        -0-
Gary Jones                3,241,341           45,192                175,975        -0-

Proposal Two:
Ratification of
Selection Independent
Accountants               3,245,921           15,602                200,985        -0-



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number                     Description
- -----                       ---------

4.1 Securities Purchase Agreement, dated as of April 16, 1996, relating to the sale of the Registrant's 15% Convertible
        Subordinated Debentures due October 16, 1997 (with forms of Debenture and Registration Rights Agreement attached)

* 10.1 Software License Bundling Agreement, dated as of March 29, 1996 by and between Voxware, Inc. and the Registrant

11      Computation of Fully Diluted Earnings Per Common Share

27      Financial Data Schedule

- --------------------
* The Registrant has requested confidential treatment of certain portions of this Agreement.


(b)  Reports on Form 8-K.

        On April 23, 1996, the Registrant filed a report on Form 8-K to report that, on April 16, 1996, the Registrant issued and sold in an offshore transaction $2,198,000 aggregate principal amount of its 15% Convertible Subordinated Debentures due October 16, 1997.

                                  SIGNATURES

        In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA  ELECTRONICS CORPORATION


/s/ John N. Andrea             Co-President                   August 13, 1996
   ------------------------
    John N. Andrea


/s/ Patrick D. Pilch           Executive Vice President,      August 13, 1996
    --------------------       and Chief Financial Officer
    Patrick D. Pilch