Form 10-Q/A
period 1996-06-30
ANDREA ELECTRONICS CORP
filed 1996-10-10
CIK 6494

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

This Form 10-Q/A (Amendment No. 1) is being filed to refile Exhibit 10.1 originally filed with the Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1996 and for which confidential treatment has been sought for certain portions thereof.

                         PART II---OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number                     Description
-----                       ---------

4.1* Securities Purchase Agreement, dated as of April 16, 1996, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due October 16, 1997 (with forms of Debenture and Registration Rights Agreement attached)

10.1** Software License Bundling Agreement, dated as of March 29, 1996 by and between Voxware, Inc. and the Registrant

11*      Computation of Fully Diluted Earnings Per Common Share

27*      Financial Data Schedule

--------------------
*        Previously filed.

** The Registrant has requested confidential treatment of certain portions of this Agreement.

                                  SIGNATURES

        In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ANDREA  ELECTRONICS CORPORATION


    /s/ John N. Andrea         Co-President                   October 9, 1996
   ------------------------
    John N. Andrea


    /s/ Patrick D. Pilch       Executive Vice President,      October 9, 1996
    -----------------------    and Chief Financial Officer
    Patrick D. Pilch