Form 10-Q
period 1996-09-30
ANDREA ELECTRONICS CORP
filed 1996-11-14
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,767,197.

PART I - FINANCIAL INFORMATION

                            ANDREA ELECTRONICS CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                September 30, 1996        December 31, 1995
                                                 (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                        $ 1,762,452               $ 3,400,829
Investment securities                                193,324                    99,223
Accounts receivable - trade, net of allowance
 for doubtful accounts of $32,183                  1,600,516                 1,045,922
Inventories                                        4,671,266                 1,122,993
Prepaid expenses and other current assets            103,300                   189,494
                                                  ----------                ----------
Total current assets                               8,330,858                 5,858,461
                                                  ----------                ----------
PROPERTY, PLANT AND EQUIPMENT - net of
 accumulated depreciation of $968,803 and
 $849,228, respectively                              620,758                   691,498

OTHER ASSETS                                           1,151                     1,151
                                                  ----------                ----------
Total assets                                     $ 8,952,767               $ 6,551,110
                                                  ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of capital lease obligations  $    11,443               $    39,243
Trade accounts payable                               117,640                   254,643
Accrued salaries and wages payable                    98,060                    50,571
Other current liabilities                             12,992                   197,485
                                                  ----------                ----------
Total current liabilities                            240,135                   541,942
                                                  ----------                ----------

CAPITAL LEASE OBLIGATIONS,
 net of current maturities                                --                     5,388

CONVERTIBLE DEBENTURES, net                        1,737,978                 2,000,000

OTHER LIABILITIES                                     35,120                    38,500
                                                  ----------                ----------
Total liabilities                                  2,013,233                 2,585,830
                                                  ----------                ----------

SHAREHOLDERS' EQUITY:

Common stock: $.50 par value;
 authorized: 10,000,000 shares;
 issued and outstanding:  3,767,197 and
 3,286,860 shares, respectively                    1,883,599                 1,643,430
Additional paid-in capital                         8,458,371                 4,542,592
Accumulated deficit                               (3,402,436)               (2,220,742)
                                                  ----------                ----------
Total shareholders' equity                         6,939,534                 3,965,280
                                                  ----------                ----------
Total liabilities and  shareholders' equity      $ 8,952,767               $ 6,551,110
                                                  ==========                ==========

                         ANDREA ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  ANDREA ELECTRONICS CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                                   For the                        For the
                                              Three Months Ended             Nine Months Ended
                                                September 30,                   September 30,
                                             1996          1995             1996          1995

Sales                                        $ 2,745,095   $ 1,403,091      $ 5,489,504   $ 4,064,042
Cost of sales                                  1,585,646       799,993        3,767,308     2,217,786
                                              ----------    ----------       ----------    ----------
Gross profit                                   1,159,449       603,098        1,722,196     1,846,256
                                              ----------    ----------       ----------    ----------
Research and development                         177,843       355,769          700,676     1,218,231
General, administrative and selling expenses     713,281       786,338        2,112,288     1,580,662
                                              ----------    ----------       ----------    ----------
Operating income (loss)                          268,325      (539,009)      (1,090,768)     (952,637)
                                              ----------    ----------       ----------    ----------
Other income (expense)
 interest income                                   9,731        33,360           38,432       140,294
 interest (expense)                              (50,553)         (841)        (305,016)       (2,845)
 rent & miscellaneous                             58,858         9,133          175,658       180,404
                                              ----------    ----------       ----------    ----------
                                                  18,036        41,652          (90,926)      317,853
                                              ----------    ----------       ----------    ----------
Earnings (loss) before provision (credit)
 for corporate income tax                        286,361      (497,357)      (1,181,694)     (634,784)
Income tax provision                                  --            --               --            --
                                              ----------    ----------       ----------    ----------
Net earnings (loss)                          $   286,361   $  (497,357)     $(1,181,694)  $  (634,784)
                                              ==========    ==========       ==========    ==========
Net earnings (loss) per common
 and common equivalent share                 $       .08   $      (.16)     $      (.34)  $     ( .21)

Weighted average number of
 shares outstanding                            3,669,526     3,201,461        3,490,238     3,078,738

                                            Page 3

                                    ANDREA ELECTRONICS CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                        For the Nine Months Ended
                                                                                September 30,
                                                                            1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                        $(1,181,694)    $ (634,784)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:

         Depreciation and amortization                                       425,154         85,830
         (Increase) decrease in:
              Investment Securities                                          (94,101)            --
              Accounts receivable                                           (554,594)      (660,514)
              Inventories                                                 (3,548,274)      (299,233)
              Prepaid expenses and other current assets                       86,194          7,008
         Increase (decrease) in:
              Trade accounts payable                                        (137,003)        68,085
              Accrued salaries and wages payable                              47,489             --
              Other current liabilities                                     (184,493)        (3,514)
                                                                          ----------      ----------
Net cash used in operating activities                                     (5,141,322)     (1,437,122)
                                                                          ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment                         (164,273)        (60,565)
                                                                          ----------      ----------
         Net cash used in investing activities                              (164,273)        (60,565)
                                                                          ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments of capital lease obligations                               (33,188)         (8,623)
         Net Proceeds from Convertible Debentures                          3,455,000              --
         Exercise of stock options                                           245,406         448,218
                                                                          ----------      ----------
         Net cash provided by financing activities                         3,667,218         439,595
                                                                          ----------      ----------
         Net decrease in cash and cash equivalents                        (1,638,377)     (1,058,092)
         Cash and cash equivalents - beginning                             3,400,829       3,313,043
                                                                          ----------      ----------
         Cash and cash equivalents - end                                 $ 1,762,452     $ 2,254,951
                                                                          ==========      ==========
Supplemental disclosures
         Cash paid:
                   Interest                                              $       162     $     2,845
                   Income Taxes                                          $        --     $        --
         Interest expense paid in common stock                           $   304,853     $        --


                                   ANDREA ELECTRONICS CORPORATION
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              (UNAUDITED)
                                                      Additional                          Total
                       Shares           Common         Paid-In        Accumulated      Shareholders'
                     Outstanding        Stock          Capital         (Deficit)          Equity


Balance at
December 31, 1995         3,286,860     $1,643,430      $4,542,592     $(2,220,742)       $ 3,965,280

Exercise of Stock
 Options                    162,500         81,250         164,156               -            245,406

Issuance of Common Stock
 due to conversion of
 debentures and accrued
 interest thereon           317,837        158,919       3,751,623               -          3,910,542

Net loss                          -              -               -       (1,181,694)       (1,181,694)

Balance at
September  30, 1996
(Unaudited)               3,767,197     $1,883,599       $8,458,371    $(3,402,436)       $ 6,939,534


Notes to Financial Statements

1. In the opinion of the management of Andrea Electronics Corporation ("Andrea Electronics" or the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and the results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1995 and included in the annual report on Form 10K.


2. In December, 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered by the Company in the first quarter of 1995 and to date no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have on the financial position of the Company.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     Andrea Electronics' mission is to provide state-of-the-art communications products for the "voice interface" markets that are rapidly emerging from the convergence of the telecommunications and computer industries and for the defense electronics markets that are requiring increasingly higher quality voice communications products. The Company's strategy for serving these markets is to leverage its expertise in audio communications technology, including its patented Active Noise Cancellation (ANC) and Active Noise Reduction (ANR) technology (together referred to as "Andrea Anti-Noise(Registered Trademark) technology") and to develop, manufacture, and market, either directly or through licensees, a line of Andrea Anti-Noise(Registered Trademark) headsets, handsets and other communication devices to cost-effectively enhance voice communications for end users of the growing number of new, voice-based computer and computer telephony applications and interfaces.

     Examples of these applications and interfaces include: Internet and other computer-based speech, telephony and communications; multi-point conferencing; multi-player Internet and CD ROM interactive games; speech recognition; ; multimedia; military and industrial communications; and other applications and interfaces that incorporate natural language processing. The Company believes that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems, and avionics communications systems.

     An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its ANC and ANR products is its set of collaborative arrangements with several hardware OEMs, software publishers, distributors, and retailers actively engaged in the various markets in which the Company's ANC and ANR products have application. Under some of these arrangements, the Company supplies its products for sale by the collaborative partners. Under others, the collaborative partners supply the Company with software that the Company sells with its ANC and ANR products. In addition to these collaborative marketing arrangements, the Company is also seeking to increase its own direct marketing efforts.

     In 1995, the Company entered into a Procurement Agreement with International Business Machines ("IBM") covering the supply of Andrea Anti-Noise(Registered Trademark) computer headsets to IBM for sale with certain IBM products. During the nine months ended September 30, 1996 (the "1996 First Nine Months"), IBM purchased Andrea Anti-Noise(Registered Trademark) computer headsets for inclusion with its VoiceType(Registered Trademark) speech recognition products, and during the three months ended September 30, 1996 (the "1996 Third Quarter"), the Company began shipping Andrea Anti-Noise(Registered Trademark) computer headsets for inclusion with all shrink-wrapped copies of IBM's OS/2 "Merlin" software product.

     During the 1996 Third Quarter, the Company entered into additional OEM relationships with, and began shipping Andrea Anti-Noise(Registered Trademark) computer headsets to, Packard Bell NEC, Inc., Kurzweil Applied Intelligence, Inc. ("Kurzweil"), Lucent Technologies Inc. and FICOMP, Inc.

     Following the 1996 Third Quarter, the Company has entered into several additional collaborative arrangements. These include the following:

     * a licensing agreement with the Microsoft Corporation ("Microsoft") covering the distribution by the Company of Microsoft NetMeeting(Registered Trademark) Internet and Intranet conferencing software with the Company's Andrea Anti-Noise(Registered Trademark) retail line of ANC PC Headsets and Handsets (this agreement replaced the Company's prior licensing agreement with Microsoft for Microsoft's MSPhone and MSVoice computer telephony and speech recognition software); and

     * expansion of the Company's agreement with Kurzweil to cover the distribution by the Company of a special version of Kurzweil
VoicePad(Registered Trademark) for Windows(Registered Trademark) with the Company's Andrea Anti-Noise(Registered Trademark) retail line of ANC PC Headsets and Handsets.

       Under the Company's License and Technical Support Agreement with BellSouth Products, Inc. ("BellSouth"), a subsidiary of Bell South Telecommunications Inc., the Company had granted BellSouth certain exclusive license rights for a period of three years covering the incorporation of the Company's Andrea Anti-Noise(Registered Trademark) ANC technology into BellSouth's residential and small business telephones and an exclusive right to distribute these telephones in the United States, Canada, Mexico, South America and Israel. BellSouth has informed the Company that to date it has not incorporated the Anti-Noise(Registered Trademark) technology into any of these products and, accordingly, will not retain exclusive rights under the terms of the Agreement. The Company has, therefore, begun to explore collaborative arrangements covering the licensing of its Andrea Anti-Noise(Registered Trademark) technology to certain other major telecommunications equipment manufacturers. No assurance can be given that the Agreement with BellSouth will result in any revenues to the Company or that the Company will succeed in entering into any arrangements with other telecommunications equipment manufacturers.

    Consistent with the Company's results of operations for the 1996 First Nine Months, the Company expects that, as a result of its collaborative arrangements and its own direct marketing efforts, sales of its Anti-Noise(Registered Trademark) products for the year ending December 31, 1996 will evidence substantial growth over the year ended December 31, 1995.

       The Company outsources the manufacture of its ANC and ANR products for its OEM, consumer and commercial customers. The Company also manufactures and distributes intercom systems and related components for military applications ("Traditional Military Products") and industrial applications ("Traditional Industrial Products"; together with Traditional Military Products, "Traditional Products"). In contrast to the outsourced manufacture of its ANC and ANR products for the non-military market, the Company has historically manufactured its Traditional Products in its own facility. The Company is engaged in developing a new line of products for military use that incorporate ANC and ANR technology and anticipates that it will manufacture these new military products through both outsourcing and self-manufacturing.

     The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations realized for the full year.

     VoiceType(Registered Trademark) is a registered trademark of IBM; Windows(Registered Trademark)and NetMeeting(Registered Trademark) are registered trademarks of Microsoft; and VoicePad(Registered Trademark) is a registered trademark of Kurzweil.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the 1996 Third Quarter and the 1996 First Nine Months are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

     * the rate at which the Company's Anti-Noise(Registered Trademark) technology is accepted by the diverse range of users and applications within the global communications and informatics marketplace;

     * the ability of the Company to maintain a competitive position for its Anti-Noise(Registered Trademark) products in terms of technical specifications, quality, price, reliability and service;

     * the on-going ability of the Company to enter into and maintain collaborative relationships with larger companies in the fields of telecommunications, computer manufacturing, software design and publishing, Internet and online services, defense-related manufacturers and system providers, and retail and direct marketing distributors; and

     * in the event that the Company does experience continued significant growth in demand for its Anti-Noise(Registered Trademark) technology, the ability of the Company to raise sufficient external capital to fund the working capital requirements for meeting such demand.

     The failure of the Company to surmount the challenges posed by any one or more of these factors could have a material adverse effect on the Company's results of operations and growth.


RESULTS OF OPERATIONS

     Sales

     Sales for the 1996 Third Quarter were $2,745,095, an increase of 96% over the three months ended September 30, 1995 (the "1995 Third Quarter"). Sales for the 1996 First Nine Months were $5,489,504, an increase of 35% over the nine months ended September 30, 1995 (the "1995 First Nine Months"). The increase in sales during the 1996 Third Quarter reflected an approximate 6% decrease in sales of Traditional Military Products from the 1995 Third Quarter to $1,317,646, or 48% of total sales for the 1996 Third Quarter, offset by an increase in sales of industrial and commercial products from an insignificant amount for the 1995 Third Quarter to $1,427,449, or 52% of sales for the 1996 Third Quarter. Most of this increase in industrial and commercial products was attributed to an increase in sales of the Company's Andrea Anti-Noise(Registered Trademark) products. The increase in total sales during the 1996 First Nine Months reflects the growth of sales of the Company's Andrea Anti-Noise(Registered Trademark) products, offset by the 29% decrease in sales of the Company's Traditional Products during the 1996 First Nine Months. Sales of Andrea Anti-Noise(Registered Trademark) products were immaterial during the comparable 1995 periods.

     Cost of Sales

     Cost of sales as a percentage of sales for the 1996 Third Quarter increased to approximately 58% from 57% for the 1995 Third Quarter. Cost of sales as a percentage of sales for the 1996 First Nine Months increased to approximately 69% from approximately 55% for the 1995 First Nine Months. The increase in the cost of sales as a percentage of sales for the 1996 First Nine Months was due to a decrease in production capacity utilization for the Company's Traditional Products arising from lower sales and the costs associated with the initial production runs of new Andrea Anti-Noise(Registered Trademark) computer products in the first six months of 1996. The comparison of the 1996 Third Quarter with the 1995 Third Quarter reflects the increase in sales volume of the Company's Andrea Anti-Noise(Registered Trademark) products offset by a slight decrease in sales volume of the Company's Traditional Products.

     Research and Development

     Research and development expenses decreased 50% to $177,843 in the 1996 Third Quarter from $355,769 in the 1995 Third Quarter, and decreased approximately 43% to $700,676 in the 1996 First Nine Months from $1,218,231 in the 1995 First Nine Months. These decreases in research and development expenses for the 1996 Third Quarter and 1996 First Nine Months are attributable to increased allocation of engineering and technician time associated with the natural migration from design and development to production in connection with the commercialization of the Company's Andrea Anti-Noise(Registered Trademark) products.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses decreased 9% to $713,281 for the 1996 Third Quarter from $786,338 for the 1995 Third Quarter, but increased nearly 34% to $2,112,288 for the 1996 First Nine Months from $1,580,662 for the 1995 First Nine Months. The increase for the 1996 First Nine Months reflects increased business development, promotional, marketing and sales expenses, as well as costs associated with the addition of sales representative expenses to market, promote and support Andrea Anti-Noise(Registered Trademark) products in personal computer magazines, on the Internet, at major trade shows, to major retail superstores, and to potential customers for personal computer, telecommunications and military electronics applications.

     Operating Income/Loss

     Operating income for the 1996 Third Quarter was $268,325 compared to an operating loss of $539,009 for the 1995 Third Quarter. The Company's operating loss for the 1996 First Nine Months was $1,090,768 compared to $952,637 for the 1995 First Nine Months. These changes in operating loss reflect the factors discussed above.

      Other Income(Expense)

      Other income for the 1996 Third Quarter was $18,036 compared to other income of $41,652 for the 1995 Third Quarter. Other expense for the 1996 First Nine Months was $90,926 compared to other income of $317,853 for the 1995 First Nine Months. The decrease in other income for the 1996 Third Quarter and reversal for the 1996 First Nine Months from that for the 1995 First Nine Months were due to an increase in interest expense to $50,553 for the 1996 Third Quarter from $841 for the 1995 Third Quarter and an increase in interest expense to $305,016 for the 1996 First Nine Months from $2,845 for the 1995 First Nine Months. These increases reflect accrued interest on the Company's convertible subordinated debentures and amortization of the placement fee associated with the issuance of the Company's convertible subordinated debentures in April 1996 and August 1996. During the 1996 Third Quarter, $1,050,000 in face value of the Company's convertible subordinated debentures were converted and the related accrued interest was paid in common stock of the Company. Interest income for the 1996 Third Quarter and the 1996 First Nine Months decreased due to a decrease in the Company's average cash position during those periods in order to fund the increased working capital and production requirements associated with filling orders for the Company's Anti-Noise(Registered Trademark) products from IBM and other OEMs and computer retailers.

     Net earnings/(loss)

     Net earnings for the 1996 Third Quarter was $286,361, compared to a net loss of $497,357 for the 1995 Third Quarter. Net loss for the 1996 First Nine Months was $1,181,694, compared to a net loss of $634,784 for the 1995 First Nine Months. The levels of net earnings in the 1996 Third Quarter and net loss for the 1996 First Nine Months reflect principally the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital (total current assets less total current liabilities) at September 30,1996 was $8,090,723 compared to $5,316,519 at December 31,1995.
The increase in working capital reflects an increase in total current assets of $2,472,397 and a decrease in total current liabilities of $301,807. The increase in total current assets reflects a decrease in cash of $1,638,377, an increase in investment securities of $94,101, an increase in accounts receivable of $554,594, an increase in inventory of $3,548,274, and a decrease of $86,194 in prepaid expenses and other current assets.

     The decrease in cash of $1,638,377 reflects $5,141,322 of net cash used in operating activities and $164,273 of cash used in investing activities, partially offset by an increase in cash from financing activities of $3,667,218. The principal operating activity for which cash was used was the increase in inventory of Andrea Anti-Noise(Registered Trademark) computer headsets. The increase in inventory of $3,548,274 primarily resulted from the acquisition of $2,140,412 of long lead components and parts for Andrea Anti-Noise(Registered Trademark) products and an increase in work-in-process and finished goods inventory of $1,361,373 for the Andrea Anti-Noise(Registered Trademark) products. Management anticipates that this inventory will cover anticipated sales during the last quarter of 1996 and a significant portion of anticipated sales during the first quarter of 1996. The cash used in investing activities was for the acquisition of equipment, primarily tooling and molds for Andrea Anti-Noise(Registered Trademark) products.

     The decrease in prepaid expenses and other current assets includes the expensing of prepaid advertising, property taxes and prepaid insurance premiums.

     The decrease in current liabilities primarily reflects a $137,003 decrease in trade accounts payable and a decrease of $184,493 in other current liabilities. The decrease in trade accounts payable is associated with payments for acquisition of raw materials for the Andrea Anti-Noise(Registered Trademark) products. The decrease in other current liabilities includes $167,500 for the settlement of a previously disclosed complaint by a former employee of the Company.

     Demand for Andrea Anti-Noise(Registered Trademark) products has required the Company to raise additional working capital to support its production operations. Since December 1995, the Company has raised additional working capital through the issuance of convertible subordinated debentures. In addition, the Company has been exploring various forms of bank and other debt and equity financing. The Company believes that its ability to remedy its existing accumulated deficit will depend on profitable growth from the sale of its Andrea Anti-Noise(Registered Trademark) products. Notwithstanding growth in sales of Andrea Anti-Noise(Registered Trademark) products during the 1996 First Nine Months, no assurance can be given that demand will continue to increase for these products or any of the Company's other products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms or at all.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number                              Description

4.1 Securities Purchase Agreement, dated as of August 7, 1996, relating to the sale of the Registrant's 10% Convertible Subordinated Debentures due February 9, 1998 (with forms of Debenture and Registration Rights Agreement attached)

11      Computation of Fully Diluted Earnings Per Common Share

27      Financial Data Schedule


(b)  Reports on Form 8-K.

     On August 14, 1996, the Registrant filed a report on Form 8-K to report that, on August 7, 1996, the Registrant issued and sold in an offshore transaction $1,687,500 aggregate principal amount of its 15% Convertible Subordinated Debentures due February 9, 1998.

                                  SIGNATURES

    In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANDREA  ELECTRONICS CORPORATION


/s/ John N. Andrea             Co-President                   November 13, 1996
   ------------------------
    John N. Andrea


/s/ Patrick D. Pilch           Executive Vice President,      November 13, 1996
    --------------------       and Chief Financial Officer
    Patrick D. Pilch