Form 10-K
period 1996-12-31
ANDREA ELECTRONICS CORP
filed 1997-03-31
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1996
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ____________ to ____________

                        Commission file number 1-4324

                        ANDREA ELECTRONICS CORPORATION
                          -------------------------
            (Exact name of registrant as specified in its charter)

         New York                              11-0482020
---------------------------------     ------------------------------------
(State or other jurisdiction          (I.R.S. employer identification no.)
of incorporation or organization)

11-40 45th Road, Long Island City, New York             11101
--------------------------------------------          ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   800-442-7787
                                                      ------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------
Common Stock, par value                    American Stock Exchange
 $.50 per share

Securities registered under Section 12(g) of the Exchange Act:  None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29,416,443 (based on the closing sale price on the American Stock Exchange).

    The number of shares outstanding of the registrant's common stock as of March 21, 1997 was 3,942,197.

                     DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Part III by Items 10, 11, 12, and 13 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of shareholders to be held on June 19, 1997, which will be filed by the registrant within 120 days after the close of its fiscal year.

                           EXHIBIT INDEX ON PAGE 20

                             TABLE OF CONTENTS

                                                                   PAGE

TITLE PAGE                                                            1

PART I                                                                3-11
-------
ITEM 1. BUSINESS                                                      3-10
ITEM 2. PROPERTIES                                                    11
ITEM 3. LEGAL PROCEEDINGS                                             11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           11

PART II                                                               12-19
-------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS                               12
ITEM 6. SELECTED FINANCIAL DATA                                       13
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 14-18
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   19
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE                        19

PART III                                                              19
-------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           19
ITEM 11. EXECUTIVE COMPENSATION                                       19
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT                             19
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               19

PART IV                                                               20-22
-------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                          20-22

                                   PART I

ITEM 1. BUSINESS

Corporate History

    Since its organization in 1934, Andrea Electronics Corporation (the "Company") has been engaged in the design, development, and manufacture of electronic audio systems, intercommunication systems and related equipment. The Company's products include its newer Andrea Anti-Noise/(Registered Trademark)/ products for voice-activated computing, telecommunications, computer/Internet communications, and military communications, and its traditional products for military and industrial applications. Andrea Anti-Noise/(Registered Trademark)/ products were commercially introduced in 1995, and sales of these products in 1996 provided a majority of the Company's revenue. The Company believes that its Andrea Anti-Noise/(Registered Trademark)/ products, consisting of products for both military and nonmilitary applications, will become its primary source of revenue during the next several years. The Company developed its Andrea Anti-Noise/(Registered Trademark)/ technology in response to the decline during the past several years in sales of its traditional products resulting from the overall reduced requirements of the United States Department of Defense and reduced industrial demand.

Strategy

    The Company's strategy is focused on applying its expertise in voice-based audio technology to developing and commercializing a line of Andrea Anti-Noise/(Registered Trademark)/ products for emerging computer and telecommunication applications, such as voice-driven interfaces and Internet-based telephony, and for new military communications requirements. The Company believes that these applications require the enhanced levels of voice quality, intelligibility, and reliability that are cost-effectively provided by its patented Andrea Anti-Noise/(Registered Trademark)/ technology. To leverage its research and development resources and direct sales efforts, the Company seeks to collaborate with large enterprises in telecommunications, computer manufacturing, software publishing, and defense electronics. See "Collaborative Arrangements".

    The success of the Company's strategy will depend on its ability to increase sales of its line of existing Andrea Anti-Noise/(Registered Trademark)/ products, introduce additional Andrea Anti-Noise/(Registered Trademark)/ products, maintain the competitiveness of its Andrea Anti-Noise/(Registered Trademark)/ technology through further research and development, and achieve widespread adoption of these products and technology. No assurance can be given that the Company will be able to accomplish these objectives. See "Competition".

Andrea Anti-Noise/(Registered Trademark)/ Products

    Andrea Anti-Noise/(Registered Trademark)/ products include headsets, handsets, and microphones, for sale directly to end-users, through distributors, value-added resellers, and in kit form to original equipment manufacturers, software publishers, Internet Service Providers, and Internet Content Developers. These products are designed to transmit voice signals with the high level of quality, intelligibility, and reliability required by the broad range of emerging voice-based applications in computing and telecommunications. Additionally, the Company has designed and produced accessories that enhance the performance and integration of the personal computer and Andrea Anti-Noise/(Registered Trademark)/ products. The markets and applications for and to which Andrea Anti-Noise/(Registered Trademark)/ products and peripherals are marketed and sold include the following:

    Personal Computer, Work Station, and Computer-based and
    Internet-based Telephony Applications

    -   Speech Recognition for Word Processing, Database, and Similar
        Applications
    -   Educational Software
    -   Multimedia
    -   Computer Telephony
    -   Speech over the Internet
    -   Voice-activated Interactive Games

    Consumer, Residential, and Commercial Telephony Applications

    -   Wire-based Telecommunications
    -   Cellular and other Wireless Telecommunications

    Commercial, Industrial, and Military Communications Applications

    -   Avionics
    -   Ground Transportation Communications
    -   Warehouse and Factory Communications

    Andrea Anti-Noise/(Registered Trademark)/ products embody the Company's active noise cancellation ("ANC") microphone, active noise reduction ("ANR") earphone, and noise reduction ("NR") microphone technologies. ANC microphone technology significantly enhances the quality of a speaker's voice, particularly in those environments where the speaker is surrounded by high levels of ambient background noise. ANR earphone technology enhances the quality of speech and audio heard by a listener in extremely noisy environments, particularly those characterized by low frequency sounds, such as those in aircraft, automobiles, trucks and other ground transportation equipment, machine rooms, and factories. NC microphone technology provides some, but not all, of the benefits of ANC microphone technology.

    PERSONAL COMPUTER, WORK STATION, AND COMPUTER-BASED AND
    INTERNET-BASED TELEPHONY PRODUCTS

    Andrea Anti-Noise/(Registered Trademark)/ products have been designed for voice-based computer applications and computer-based telephony across a broad range of hardware and software platforms. Andrea Anti-Noise/(Registered Trademark)/ products that are designed for voice-activated computer interfaces to operate application software, such as word processors, database managers, educational software, multimedia, and games, can also be used for Internet and Intranet voice communications. These products incorporate the Company's ANC microphone technology to cancel ambient noise in a range of increasingly noisy environments, including homes, mobile computing environments, offices, and factories.

    Andrea Anti-Noise/(Registered Trademark)/ ANC-100 Computer Headset. The ANC-100 is a lightweight, uniquely styled product that has a single, high fidelity earphone to which is attached a dual-function boom ANC microphone. The earphone is designed to be comfortably worn on the ear or to be placed on a desktop mount. When the headset is worn, the microphone is used in the near field mode; when the headset is placed on the desktop mount, the microphone is used in the far field mode. The suggested retail price of the ANC-100 is $59.95.

    Andrea Anti-Noise/(Registered Trademark)/ ANC-200 Computer Handset. The ANC-200 consists of a high fidelity earphone and ANC microphone system that closely resembles the traditional telephone handset. The ANC-200, however, offers features such as near field and far field use and an "on/mute" function. The suggested retail price of the ANC-200 is $49.95.

    Andrea Anti-Noise/(Registered Trademark)/ ANC-500 Computer Headset.
The ANC-500 consists of a headband with a boom ANC microphone and earphone and an "on/mute" switch. The suggested retail price of the ANC-500 is $54.95.

    Andrea Anti-Noise/(Registered Trademark)/ ANC-550 Computer Headset. The ANC-550 consists of a stereo headset with a boom ANC microphone and an "on/mute" switch. The suggested retail price of the ANC-550 is $64.95.

    Andrea Anti-Noise/(Registered Trademark)/ NC-50 Computer Headset. The NC-50 consists of a headband with a boom NC microphone and earphone. The suggested retail price of the NC-50 is $29.95.

    Andrea Anti-Noise/(Registered Trademark)/ NC-100 Computer Headset. The NC-100 is a lightweight, uniquely styled product that has a single, high fidelity earphone to which is attached a dual-function boom NC microphone. The earphone is designed to be comfortably worn on the ear or to be placed on a desktop mount. When the NC-100 is worn, the microphone is used in the near field mode; when the NC-100 is placed on the desktop mount, the microphone is used in the far field mode. The NC-100 is offered only as an OEM product.

    Andrea Anti-Noise/(Registered Trademark)/ NC-150 Computer Headset. The NC-150 is an ultralight, PC stereo headset with a flexible NC boom microphone. The suggested retail price of the NC-150 is $29.95.

    Andrea APS-100 Auxiliary Power Supply. The APS-100 consists of a module housing which holds two "AAA" batteries supplying three volts of power to the headsets or handsets described above and two female inputs from the headset and handset connectors and male output plugs to the personal computer. The APS-100 is used when the computer microphone input has either no power or insufficient power for correct microphone operation. The suggested retail price of the APS-100 is $19.95.

    Andrea MC-100 Multimedia Audio Controller. The MC-100 consists of a module housing that connects a PC headset or handset with a PC multimedia speaker system thereby allowing a user to conveniently switch between the headset/handset and the speaker system. The suggested retail price of the MC-100 is $34.95.

    Andrea PC Mini Microphone M-20. The M-20 is a desktop, omni-directional condenser microphone, which includes a monitor mount and lapel clip. The suggested retail price of the M-20 is $12.95.

    Andrea PC Desktop Microphone M-30. The M-30 is a desktop, omni-directional condenser microphone, which includes an adjustable microphone stand. The suggested retail price of the M-30 is $14.95.

    Andrea M-150 Stereo PC Headset. The M-150 is a stereo PC headset with flexible boom microphone and wide-frequency stereo headphones. The suggested retail price of the M-150 is $19.95.

    The Company has marketed and/or sold all of the above products directly to end users, through computer products distributors, through value-added resellers, to original equipment manufacturers, and to software publishers. Commercial sales of the Company's Andrea Anti-Noise/(Registered Trademark)/products began with the ANC-100 in 1995. See "Collaborative Arrangements".

    CONSUMER, RESIDENTIAL AND COMMERCIAL TELEPHONY PRODUCTS

    The Company has developed two Andrea Anti-Noise/(Registered
Trademark)/ products for various applications in telephony: the ANC Telecommunications Kit; and the ANC 321 - Public Payphone Transmitter Module. Each of these products has been designed for enhancing voice intelligibility in high noise environments, such as train stations, airports, and city streets. The ANC Telecommunications Kit is a customized kit for business, residential, and cellular telephones. The ANC 321 - Public Payphone Transmitter Module is a kit containing a module that can be easily retrofitted into public payphone handsets. While the Company has not achieved any sales of these two products, during 1995 the Company licensed certain of its ANC technology to BellSouth Products, Inc. ("BellSouth"), a subsidiary of BellSouth Telecommunications, Inc., for use in residential and small business telephones. During 1996, BellSouth informed the Company that it had not incorporated the Andrea Anti-Noise(Registered Trademark) technology into any BellSouth products and, accordingly, would not retain exclusive rights under the terms of the Agreement. No assurance can be given that the Agreement with BellSouth or other licensees will result in any revenues to the Company or that the Company will succeed in entering into any arrangements with other telecommunications equipment manufacturers. See "Collaborative Arrangements".

    COMMERCIAL, INDUSTRIAL AND MILITARY COMMUNICATIONS APPLICATIONS

    The Company has developed two Andrea Anti-Noise/(Registered
Trademark)/ products for various communications applications in commerce, industry and the military: ANR Headphone Kits and ANR/ANC Headset Systems. The ANR Headphone Kit is a lightweight, open backed headphone for use in high noise environments, such as airplane cabins, to reduce ambient noise and offer improved audio listening. The Company has sold a limited number of these kits to a major producer of headphones. The ANR/ANC Headset System is a high performance communication headset system with both ANR earphone technology and ANC microphone technology. This product is designed to be adapted to customer specifications for use in extreme high noise environments, such as in aircraft, manufacturing and warehouse facilities, and military vehicles. The Company is currently collaborating with Northrop Grumman Corporation ("Northrop Grumman") to develop military and commercial versions of the ANR/ANC Headset Systems. See "Collaborative Arrangements".

Collaborative Arrangements

    One of the elements of the Company's strategy is to promote widespread adoption of its Andrea Anti-Noise/(Registered Trademark)/ technology by partnering with large enterprises and market and technology leaders in telecommunications, computer manufacturing, software publishing, and defense systems. The Company has entered into such arrangements with International Business Machines Corporation ("IBM"), Microsoft Corporation ("Microsoft"), Voxware, Inc. ("Voxware"), Kurzweil Applied Intelligence, Inc., ("Kurzweil Applied Intelligence", a subsidiary of Kurzweil Inc.), Packard Bell NEC, Inc. ("Packard Bell NEC"), The Learning Company, Inc. ("The Learning Company"), White Pine Software, Winnov, LLP, BellSouth, and Northrop Grumman. Additionally, the Company is currently discussing additional arrangements with several major personal computer companies, software companies, consumer electronic companies, and electronic and computer retailers. No assurance can be given that any of these discussions will result in any definitive agreements.

    IBM Procurement Agreement.   In June 1995, the Company executed a
procurement agreement with IBM for the Company's Andrea Anti-Noise/(Registered Trademark)/ products for the personal computer market. This agreement contains a non-obligatory, two-year procurement schedule for approximately $14 million in Andrea Anti-Noise/(Registered Trademark)/ products. Under the agreement, the Company granted IBM certain exclusive worldwide distribution rights to market, sell, distribute, and support Andrea Anti-Noise/(Registered Trademark)/ products in the personal computer market, and the Company retained the right to distribute these products under the Company's label to the retail market for personal computers. The Company began delivery under this agreement in the second quarter of 1995. Sales to IBM during the first six months under the Agreement, while significant to the Company, did not meet the established thresholds for IBM to retain its exclusivity. In 1996, IBM entered into an additional agreement with the Company to purchase Andrea Anti-Noise/(Registered Trademark)/ computer headsets for inclusion with all shrink-wrapped copies of IBM's speech-enabled OS/2 "Merlin" software product. During 1996, sales of the Company's computer headsets to IBM and certain of its affiliates, distributors, licensees, and integrators accounted for 46% of the Company's total sales. While no assurance can be given, the Company anticipates that the two-year agreement with IBM will be renewed.

    BellSouth License Agreement. In October 1995, the Company entered into a License and Technical Support Agreement with BellSouth. Under the Agreement, the Company granted BellSouth certain license rights for a period of three years covering the incorporation of the Company's Andrea Anti-Noise (Registered Trademark) ANC technology into residential and small business telephones and an exclusive right to distribute these telephones to residential and small business end users in the United States, Canada, Mexico, South America, and Israel. To maintain the exclusivity of these distribution rights, BellSouth was required to have met certain minimum production requirements during the initial three-year term of the Agreement. During 1996 BellSouth informed the Company that it had not incorporated the Andrea Anti-Noise/(Registered Trademark)/ technology into any products and, accordingly, would not retain exclusive rights under the terms of the Agreement. The Company has, therefore, begun to explore collaborative arrangements covering the licensing of its Andrea Anti-Noise/(Registered Trademark/) technology to certain other major telecommunications equipment manufacturers. No assurance can be given that the Agreement with BellSouth will result in any revenues to the Company or that the Company will succeed in entering into any arrangements with other telecommunications equipment manufacturers.

    Northrop Grumman Agreement. In 1993, the Company entered into an agreement with Grumman Aerospace Corporation (subsequently acquired by Northrop Grumman)for the development and marketing of military and commercial ANR/ANC headsets. The headsets have been developed and are undergoing product qualification tests in accordance with U.S. military procurement rules and procedures. Under the Agreement, subject to successful completion of these tests, Northrop Grumman has exclusive worldwide rights to market the ANR/ANC headsets to U.S. and non-U.S. military markets. Although the Company had anticipated completion of the initial product qualification process during the first half of 1996, the Company currently believes that the process will be completed during 1997. In order to better address the final stages of the qualification process and perform more effectively under the Agreement in the event that the process is successfully completed, the Company has formed Andrea
Military Communications, LLC ("AMC"), a Delaware limited liability company that is a majority-owned subsidiary of the Company. AMC will focus on collaborating with Northrop Grumman to qualify and market Andrea Anti-Noise/(Registered Trademark)/ technology to military customers. No assurance can be given that the product qualification process will be completed or, that if so, that the Company will experience significant revenues through AMC under the agreement with Northrop Grumman.

    Voxware Agreement. In April 1996, the Company entered into an agreement with Voxware, Inc., a developer of advanced voice-processing software for multimedia computing, Internet, and communications applications covering the distribution by the Company of Voxware's TeleVox/(Registered Trademark)/ Internet telephony software with the Andrea Anti-Noise/(Registered Trademark)/ family of computer headsets and handsets.

    Microsoft License Agreement.   In October 1996, the Company entered
into a licensing agreement with the Microsoft Corporation ("Microsoft") covering the distribution by the Company of Microsoft NetMeeting/(Registered Trademark)/ Internet and Intranet conferencing software with the Company's Andrea Anti-Noise/(Registered Trademark)/ retail line of ANC headsets and handsets. This agreement replaced the Company's prior licensing agreement with Microsoft for Microsoft's MS Phone/(Registered Trademark)/ and MSVoice/(Registered Trademark)/ computer telephony and speech recognition software.

    Kurzweil Applied Intelligence Agreement. In September 1996, the Company entered into an agreement with Kurzweil Applied Intelligence to cover the distribution by the Company of a special version of Kurzweil VoicePad/(Registered Trademark)/ for Windows/(Registered Trademark)/ with the Company's Andrea Anti-Noise/(Registered Trademark)/ retail line of ANC headsets and handsets.

    The Learning Company Agreement. In November 1996, the Company entered into an agreement with The Learning Company to provide Andrea microphones with The Learning Company's educational CD-ROM products "Interactive Reading Journey 1" and "Interactive Reading Journey 2".

    During 1996, the Company entered into additional OEM and/or reseller relationships with, and began shipping Andrea Anti-Noise/(Registered Trademark)/ computer headsets to, Packard Bell NEC, Lucent Technologies Inc., and FICOMP, Inc.

Traditional Products And Government Contracts

    The Company's traditional products have historically included intercom systems and related components, such as headsets, amplifiers, electronic control boxes and panels, and wiring harnesses, for military and industrial applications. The prices of these components range from $100 to $6,000. As a result of the overall decline in procurement by the United States Department of Defense and the decline in industrial demand for these traditional products during the past several years, most of the Company's recent sales of its traditional products have been replacement components for existing intercom systems and equipment previously sold by the Company. The Company anticipates a downward trend in sales of its traditional products in both absolute and relative terms. See "Part II-Item 7-Management's Discussion and Analysis of Financial Position and Results of Operations".

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

Patents, Trademarks, and Other Intellectual Property Rights

    The Company relies on a combination of patents, patent applications, trade secrets, copyrights, trademarks, nondisclosure agreements with its employees, licensees and potential licensees, limited access to and dissemination of its proprietary information, and other measures to protect its intellectual property and proprietary rights. There can be no assurance, however, that the steps taken by the Company to protect its intellectual property will prevent misappropriation or circumvention of the Company's intellectual property.

    The Company has been granted six patents in the United States covering its Andrea Anti-Noise/(Registered Trademark)/ technology. The first covers adaptive noise cancellation and speech enhancement systems and apparatus.
The second covers noise cancellation apparatus for telephony products and applications. The inventions covered by these two U.S. patents, both of which expire in 2012, are covered by corresponding patents granted to the Company in certain other countries. The third patent covers the design of the boom microphone headset, and the fourth patent covers the design of the untethered communications media handset. The fifth and sixth patents cover the design of the media/communications handset with smooth surface and the design of the tethered media/communications handset with controls, respectively. In addition, the Company has also filed a number of applications in the U.S. and other countries for patents on other inventions in the field of noise cancellation and noise reduction technology. These applications are currently pending, and no assurance can be given that patents will be issued with respect to them or future patent applications filed by the Company. Numerous patents have been granted in the fields of noise cancellation, noise reduction, and computer voice recognition, and the Company expects that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Moreover, the laws of other countries do not protect the Company's proprietary rights to its technologies to the same extent as do the laws of the United States. There can be no assurance that any patents issued to the Company will provide it with competitive advantages or will not be infringed, challenged, invalidated, or circumvented by others, that the patents or proprietary rights of others will not have an adverse effect on the ability of the Company to do business, that the Company will be able to obtain licenses to patents of others, if needed, on terms acceptable to the Company or at all, or that the Company will be able to develop additional patentable technology that may be needed to commercialize successfully its existing technologies. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is favorable to the Company.

    In connection with marketing its noise cancellation and noise reduction technologies, the Company has obtained the following trademarks in the years indicated: "Andrea" (stylized) (1957, 1977); "Andrea" (1978); and "Andrea Anti-Noise" (1995). The duration of each of the first two trade marks is twenty years following receipt but is renewable. The duration of the most recent trademark is ten years following receipt but is renewable.

Research and Development

    The Company considers its Andrea Anti-Noise/(Registered Trademark)/ technology to be of substantial importance to its competitiveness in the markets in which this technology has application. To maintain its competitiveness in each of these markets, the Company has organized its research and development efforts using a market and applications approach for meeting the requirements of new and existing customers. Consistent with this approach, the Company's engineering staff interacts closely with the Company's sales and marketing personnel and, frequently, directly with customers. The engineering staff is responsible for the research and development of new products and the improvement of existing products.
Since 1991, substantially all of the Company's research and development has been in support of developing Andrea Anti-Noise/(Registered Trademark)/ technology and applications engineering. In 1996, the Company expended $988,483 for research and development of new products and product enhancements. Research and development expenses in 1996 represented a slight increase from $976,344 in 1995. The Company expects research and development expenses to increase as it seeks to broaden its Andrea
Anti-Noise/(Registered Trademark)/ line of products. No assurance can be given that the Company will be successful in these efforts. See "Part II-
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

    The Company employs its own sales staff as well as outside sales representative organizations to market its Andrea Anti-Noise/(Registered Trademark)/ products and its traditional intercom products. Andrea Anti-Noise/(Registered Trademark)/ products are marketed to original equipment manufacturers and distributors in the personal computer, telecommunications equipment, industrial, and avionics communications industries, military procurement organizations, software publishers, computer and consumer electronic retailers, and end-users in both business and household environments. In addition, under its current collaborative agreements, the Company's collaborative partners have various manufacturing, marketing, and sales rights to the products covered by the respective agreements. While no assurance can be given, the Company anticipates that it will enter into additional collaborative arrangements for its Andrea Anti-Noise/(Registered Trademark)/ products. Market acceptance of the Andrea Anti-Noise/(Registered Trademark)/ products is critical to the success of the Company. Traditional intercom products are marketed to original equipment manufacturers, military organizations, and industrial customers.

Manufacturing and Assembly

    The Company conducts assembly operations at its facility in New York and through subcontractors. During initial production runs of Andrea Anti-Noise/(Registered Trademark)/ products, the products are assembled by the Company at its New York facility from purchased components. As sales of any particular Andrea Anti-Noise/(Registered Trademark)/ product increases, assembly operations are transferred to a subcontractor in Asia. Most of the components for the Andrea Anti-Noise/(Registered Trademark)/ products are available from several sources and are not characteristically in short supply. However, certain more specialized components for the Andrea Anti-Noise/(Registered Trademark)/ products, such as microphones, are available from a limited number of suppliers and subject to long lead times. While the Company has to date been able to obtain sufficient supplies of these more specialized components, no assurance can be given that it will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on the Company's sales of Andrea Anti-Noise/(Registered Trademark)/ products.

    Traditional intercom products are assembled by the Company at its New York facility from purchased components. Certain highly specialized components for the Company's traditional intercom products sold for military and industrial use have limited sources of supply, the availability of which can affect particular projects of the Company. The Company does not believe, however, that its earnings have been, or will be, materially affected if such components were unavailable.

Competition

    The markets into which the Company sells its Andrea Anti-Noise/(Registered Trademark)/ products and its traditional line of military and industrial products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of the Company's current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than the Company. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than the Company. No assurance can be given that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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


Employees

    The Company employed 86 persons at December 31, 1996, of which 57 were production workers and technicians, 9 were members of the engineering staff, and 20 were concerned with administrative and sales duties. None of the employees are unionized or covered by a collective bargaining agreement. The Company believes that it generally enjoys good relations with its employees.

--------------
"Andrea Anti-Noise" is a registered trademark of the Company. "TeleVox" is a registered trademark of Voxware. "NetMeeting", "Windows", "MSPhone", and "MSVoice" are registered trademarks of Microsoft. "VoicePad" is a registered trademark of Kurzweil Applied Intelligence.

ITEM 2.   PROPERTIES

    The Company owns and occupies the building located at 11-40 45th
Road, Long Island City, New York 11101. The machinery and equipment used by the Company are maintained in good operating condition and are considered to be adequate for the business of the Company as presently conducted. It is the opinion of management that the Company's property, plant and equipment are adequately covered by insurance. As part of the Company's expense reduction program, the Company, as lessor, entered into a five-year lease agreement in May 1991 for approximately one-third of its premises. In January 1996, the lessee exercised its renewal option for an additional five years. The lease, expiring on May 31, 2001, requires a rental payment of $243,000 for the fiscal year ended December 31, 1996. See Notes 4 and 8 to the Consolidated Financial Statements of the Company for further information concerning property, plant and equipment.

ITEM 3.   LEGAL PROCEEDINGS

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

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is listed on the American Stock Exchange under the symbol "AND". The table below sets forth the high and low sales prices for the Company's Common Stock as reported by the American Stock Exchange. On March 21, 1997 there were approximately 476 holders of record of the Company's Common Stock.

    Quarter Ended        High         Low
    -------------        ------      -----

    March 31, 1995       26 5/8      18
    June 30, 1995        26 3/4      15 1/2
    September 30, 1995   22 1/2      16 1/4
    December 31, 1995    18 3/4      11 3/8
    March 31, 1996       20 3/4      10 1/2
    June 30, 1996        21 3/8      12 7/8
    September 30, 1996   14 3/4      10
    December 31, 1996    14 7/8      10 1/2

    No dividends were paid in 1996 or 1995. The above prices have been adjusted to reflect a five-for-one stock split effected in the form of a 400% stock dividend to stockholders of record on May 21, 1993.

ITEM 6. SELECTED FINANCIAL DATA

                                                             December 31,
                                      1996           1995            1994           1993         1992
                                  -----------    -----------    -----------    -----------    -----------
Sales                             $ 9,244,109    $ 5,440,792    $ 3,278,100    $ 6,527,972    $ 3,363,675
Cost of Sales                       5,913,091      3,190,226      2,394,828      3,903,585      3,144,228
                                    ----------     ----------     ----------     ----------     ----------
Gross Profit                        3,331,018      2,250,566        883,272      2,624,387        219,447
Research and Development              988,483        976,344      1,422,310        720,278        460,752
General, Administrative
    and Selling Expenses            3,872,919      2,925,460      1,995,434      1,472,270        661,161
                                    ----------     ----------     ----------     ----------     ----------
Income (Loss) from Operations      (1,530,384)    (1,651,238)    (2,534,472)       491,839       (902,446)
Other Income (Expense)                (13,833)       375,323        234,636        240,454        217,800
                                    ----------     ----------     ----------     ----------     ----------
Income (Loss) Before
    Provision (Credit for
    Income Taxes)                  (1,544,217)    (1,275,915)    (2,299,836)       732,293       (684,666)
Provision (Credit) for Income
Taxes                              (1,222,000)             -              -         55,000          6,000
                                    ----------     -----------    -----------    ----------     ----------
Net Income (Loss)                 $  (322,217)   $ (1,275,915)  $ (2,299,836)  $  (677,293)   $  (690,666)
                                    ==========     ===========    ===========    ==========     ==========
Primary Earnings per Share              $(.09)          $(.41)         $(.83)        $ .20          $(.27)
                                         =====           =====          =====         =====          =====

Long-Term Capital
 Lease Obligations                $         -    $     5,388    $    17,044    $    31,823    $    78,056
Long-Term Obligations               2,196,286      2,038,500         38,500         38,500         38,500
Retained Earnings (Deficit)        (2,542,959)    (2,220,742)      (944,827)     1,355,009      1,694,260
Total Assets                       10,794,250      6,551,110      5,016,581      3,356,579      2,457,872

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Andrea Electronics Corporation is a market-focused and applications-driven technology company. During its six decades of operations, the Company believes that it has compiled a record of audio excellence in radio, television, military communications, and most recently, telecommunications and personal computer communications. Andrea Electronics Corporation's mission is to provide state-of-the-art communications products for the "voice interface" markets that are rapidly emerging from the convergence of the telecommunications and computer industries and for the defense electronics markets, all of which markets are requiring increasingly higher quality voice communications products.
The Company's strategy for serving these markets is to leverage its expertise in audio communications technology, including its patented Active Noise Cancellation ("ANC"; also referred to as "Andrea Anti-Noise/(Registered Trademark)/ technology") technology and Active Noise Reduction ("ANR") technology, and to develop, manufacture, and market, either directly or through licensees, a line of Andrea Anti-Noise ANC and ANR headsets, handsets, and other communication devices that cost effectively enhance voice communications for end users of the growing number of new, voice-based computer and computer telephony applications and interfaces.

    Examples of the applications and interfaces for which the Company's products provide benefits include: Internet, Intranet, and other computer-based speech; telephony and communications; multi-point conferencing; multi-player Internet and CD-ROM interactive games; speech recognition; multimedia; military and industrial communications; and other applications and interfaces that incorporate natural language processing. The Company believes that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems, and avionics communications systems.

    An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its ANC and ANR products is its set of collaborative arrangements with several hardware OEMs, software publishers, distributors, and retailers actively engaged in the various markets in which the Company's ANC and ANR products have application. Under some of these arrangements, the Company supplies its products for sale by the collaborative partners. Under others, the collaborative partners supply the Company with software that the Company sells with its ANC and ANR products. In addition to these collaborative marketing arrangements, the Company is also seeking to increase its own direct marketing efforts. See "Part I-Item 1-Business--Collaborative Arrangements".

    While the demand for its traditional intercom products by the military market has declined, the Company believes that there are a significant number of military applications for its ANC and ANR headsets and communications systems. A primary purpose of the Company's collaborative relationship with Northrop Grumman is to develop products specifically for these applications. The Company believes that these new ANC/ANR products and systems, together with other ANC microphone products that are being marketed to the U.S. military under other initiatives, can be marketed to new military customers as well as the Company's traditional military customers. Although the Company had anticipated completion of the initial product qualification process during the first half of 1996, the Company currently believes that the process will be completed during 1997.
In order to better address the final stages of the qualification process and perform more effectively under the agreement with Northrop Grumman in the event that the process is successfully completed, the Company has formed Andrea Military Communications, LLC ("AMC"), a Delaware limited liability company that is a majority-owned subsidiary of the Company. AMC will focus on collaborating with Northrop Grumman to qualify and market Andrea Anti-Noise/(Registered Trademark)/ technology to military customers. No assurance can be given that the product qualification process will be completed or, that if so, that the Company will experience significant revenues through AMC under the agreement with Northrop Grumman.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 and other items set forth in this Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", and similar expressions identify forward-looking statements. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

    first, the rate at which the Company's Anti-Noise/(Registered
Trademark")/ technology is accepted by the diverse range of users and applications within the global communications and informatics marketplace;

    second, the ability of the Company to maintain a competitive position for its Anti-Noise/(Registered Trademark)/ products in terms of technical specifications, quality, price, reliability, and service;

    third, the on-going ability of the Company to enter into and maintain collaborative relationships with larger companies in the fields of telecommunications, computer manufacturing, software design and publishing, Internet and online services, defense-related manufacturers and system providers, and retail and direct marketing distributors; and

    fourth, in the event that the Company experiences continued significant growth in demand for its Anti-Noise/(Registered
Trademark)/ technology, the ability of the Company to raise sufficient external capital to fund the working capital requirements for meeting such demand.

    The failure of the Company to surmount the challenges posed by any one or more of these factors could have a material adverse effect on the Company's results of operations and growth.

Results of Operations

    Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    Sales

    Sales for the year ended December 31, 1996 were $9,244,109, an increase of nearly 70% over sales of $5,440,792 for the year ended December 31, 1995. The increase in revenues was attributable to a sharp increase in demand for the Company's Andrea Anti-Noise/(Registered Trademark)/ products. This increase was offset by an expected decrease in sales of the Company's traditional military products. Sales of the Company's Andrea Anti-Noise/(Registered Trademark)/ products comprised a majority portion of total sales of the Company in 1996, and, while no assurance can be given, management anticipates another increase in sales of these products in 1997.

    For the year ended December 31, 1996, sales from government orders through both prime and subcontracted orders was $3,840,810, or 42% of sales, compared to $2,436,715, or 45% of sales for the year ended December 31, 1995. For the year ended December 31, 1996, sales from industrial/commercial orders constituted $5,403,299, or 58% of sales, compared to $3,004,077, or 55% of sales for the year ended December 31, 1995.

    Cost of Sales

    Cost of sales as a percentage of sales for the year ended December 31,1996 increased to 64% from 59% for the year ended December 31, 1995.
The increase in cost of sales as a percentage of sales for the year ended December 31, 1996 reflects increased costs associated with initial production runs in the Company's New York facilities of Andrea Anti-Noise/(Registered Trademark)/ products introduced during the first six months of 1996.

    Research and Development

    Research and development expenses for the year ended December 31, 1996 increased 1.02% to $988,483 from $976,344 for the year ended December 31, 1995. Management believes that research and development will increase as the Company further develops and augments it Andrea Anti-Noise/(Registered Trademark)/ technology and product lines.

    General, Administrative and Selling Expenses

    General, administrative and selling expenses for the year ended December 31, 1996 increased 32% to $3,872,919 from $2,925,460 for the year ended December 31, 1995. The increase for the year ended December 31, 1996 reflects the marketing and sales expenses such as advertising, packaging, and promotional expenses associated with the Company's marketing, introduction, and promotion of its Anti-Noise/(Registered Trademark)/
products to OEMs, distributors, value-added resellers, and end users.   The
Company expects to at least maintain and likely increase recurring general, administrative and selling expenses in order to support its sales of its
Andrea Anti-Noise/(Registered Trademark)/ products.   The Company plans to
introduce additional Anti-Noise/(Registered Trademark)/ products during 1997 and plans to support these product introductions with advertising and promotional efforts.

    Operating loss

    Operating loss for the year ended December 31, 1996 decreased 7% to $1,530,384 from $1,651,237 for the year ended December 31, 1995. This decline in operating loss reflects the increase in sales for the year ended December 31, 1996, offset by the 32% increase in general, administrative and selling expenses associated with increased business development and marketing expenses.

    Other Income Expense

    Other loss for the year ended December 31, 1996 was $13,833 versus Other income of $375,323 for the year ended December 31, 1995. This reversal resulted from an increase of $282,544 in interest expense associated with the Company's subordinated convertible debentures and the decrease in interest income of $101,865 resulting from the Company's average lower cash and cash equivalents throughout the year ended December 31, 1996, compared to the year ended December 31, 1995. These lower levels of cash and cash equivalents reflected the increased use of cash by the Company to secure components and supplies for the manufacture of Anti-Noise/(Registered Trademark)/ products.

    Net loss

    Net loss for the year ended December 31, 1996 was $322,217 compared to a net loss of $1,275,915 for the year ended December 31, 1994. This reduction in net loss reflects principally the factors described above and the income tax benefit associated with (I) the current year loss and (ii) changes in the reserves provided against previous income tax benefits. See
Note 7 to the Financial Statements.

    Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

    Sales

    Sales for the year ended December 31, 1995 were $5,440,792, an increase of nearly 66% over sales of $3,278,100 for the year ended December 31, 1994. The increase resulted partially from a significant and unexpected increase in demand for the Company's traditional military business lines and to the introduction of the Company's Anti-Noise/(Registered
Trademark)/ products. The increase for the year ended December 31, 1995 in sales to the Company's customer base for its traditional military products was contrary to the downward trend in the Company's sales to this market in recent years resulting from decreases in military appropriations by the

U.S. government. Management does not believe that the increase for the year ended December 31, 1995 in sales of its traditional products to its military customer base reflected a reversal of this downward trend in demand for these products. Sales of the Company's Anti-Noise/(Registered Trademark)/ products did not comprise a significant portion of total sales of the Company in 1995.

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

    Cost of Sales

    Cost of sales as a percentage of sales for the year ended December
31, 1995 decreased to 59% from 73% for the year ended December 31, 1994. The marked decrease in cost of sales as a percentage of sales for the year ended December 31, 1995 reflected the results of a cost-cutting and operating efficiency improvement program implemented by the Company at the end of the first quarter of 1994.

    Research and Development

    Research and development expenses for the year ended December 31, 1995 decreased 31% to $976,344 from $1,422,310 for the year ended December 31, 1994. The decrease in research and development expenses resulted from the progression of products and designs of Andrea Anti-Noise/(Registered Trademark)/ products from the conceptual, prototype, and market test phases into final production release.

    General, Administrative and Selling Expenses

    General, administrative and selling expenses for the year ended December 31, 1995 increased 47% to $2,925,460 from $1,995,434 for the year ended December 31, 1994. The increase for the year ended December 31, 1995 reflects the marketing and sales expenses, such as advertising, packaging, and promotional expenses, associated with the Company's introduction of its Anti-Noise/(Registered Trademark)/ products to the direct and consumer electronics retail and catalog markets as well as certain non-recurring
expenses related to the agreements with IBM and BellSouth.   In addition,
an amount of $139,912 was included in general, administrative and selling expenses for the year ended December 31, 1995 reflecting the settlement on February 21, 1996 of certain litigation with a former employee of the Company. The total amount of the settlement was $167,500, including the $139,912 amount and an additional $27,588 in respect of an expired capital lease.

    Operating loss

    Operating loss for the year ended December 31, 1995 decreased 35% to $1,651,238 from $2,534,472 for the year ended December 31, 1994. This decline in operating loss reflected the increase in sales and the improvement in cost of sales for the year ended December 31, 1995.

    Other Income

    Other income for the year ended December 31, 1995 increased 60% to $375,323 from $234,636 for the year ended December 31, 1994. The increase in other income resulted from an increase of $101,420 in interest income attributable to the Company's average higher cash levels and cash equivalents throughout the year ended December 31, 1995, compared to the year ended December 31, 1994. These higher levels of cash and cash equivalents reflected the proceeds to the Company from financings in 1994 and 1995. Rent and miscellaneous income increased by $41,805 for the year ended December 31, 1995 compared to the year ended December 31, 1994. Of this increase, $38,000 represented reimbursement for research and development performed by the Company.

    Net loss

    Net loss for the year ended December 31, 1995 was $1,275,915 compared to a net loss of $2,299,836 for the year ended December 31, 1994. This reduction in net loss reflected principally the factors described above.

Liquidity and Capital Resources

    Working capital at December 31, 1996 was $8,836,074 compared to $5,317,670 at December 31, 1995. The increase in working capital reflects an increase in total current assets of $4,066,465 and an increase in total current liabilities of $548,061. The increase in total current assets reflects a decrease in cash of $2,479,764, an increase in investment securities of $98,474, an increase in accounts receivable of $1,632,527, an increase in inventory of $3,651,182, an increase in deferred tax asset of $1,222,000, and a decrease of $57,954 in prepaid expenses and other current assets.

    The decrease in cash of $2,479,764 reflects $5,671,502 of net cash used in operating activities and $492,472 of cash used in investing activities, partially offset by an increase in cash from financing activities of $3,684,210. The principal operating activity for which cash was used was the increase in inventory of Andrea Anti-Noise/(Registered Trademark)/ computer headsets. The increase in inventory of $3,651,182 primarily resulted from the acquisition of $901,424 of long lead components and parts for Andrea Anti-Noise/(Registered Trademark)/ products and an increase in work-in-process and finished goods inventory of $2,782,786 for the Andrea Anti-Noise/(Registered Trademark)/ products. Management believes that this inventory will cover sales into the first half of 1997. The cash used in investing activities was for the acquisition of equipment, including $237,329 in tooling and molds for Andrea Anti-Noise/(Registered Trademark)/ products and computer hardware, and the purchase of $98,474 in marketable securities. The Company received $3,445,000 in net proceeds from the issuance of convertible debentures and $279,156 from the issuance of common stock associated with the exercise of employee stock options.

    The decrease in prepaid expenses and other current assets includes the expensing of prepaid advertising, property taxes, and prepaid insurance premiums.

    The decrease in current liabilities primarily reflects a $567,757 decrease in trade accounts payable, a decrease of $34,558 in current maturities of capital lease obligations. The increase in trade accounts payable is primarily attributable to the of raw materials for the Andrea Anti-Noise/(Registered Trademark)/ products.

    Although the Company is not currently committed to any material capital expenditures, demand for Andrea Anti-Noise/(Registered Trademark)/ products has required the Company to raise additional working capital to support its production operations. In the event, however, that the Company continues to experience a significant increase in demand for its Andrea Anti-Noise(/Registered Trademark)/ products, the Company will need to raise additional working capital to support production operations. As described above, during 1996 the Company raised additional working capital through the issuance of convertible subordinated debentures. In addition, the Company has been exploring various forms of bank and other debt and equity financing. The Company believes that its ability to remedy its existing accumulated deficit will depend on profitable growth from the sale of its Andrea Anti-Noise/(Registered Trademark)/ products. Notwithstanding growth in sales of Andrea Anti-Noise/(Registered Trademark)/ products during 1996, no assurance can be given that demand will continue to increase for these products or any of the Company's other products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms or at all.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 as to directors and executive officers is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 19, 1997. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 19, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive
Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 19, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference to the information captioned "Security Ownership" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 19, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     In 1996, the Company formed Andrea Military Communications, LLC
("AMC"), a Delaware limited liability company, in which the Company has a 72.7% equity interest. The purpose of AMC is to collaborate with Northrop Grumman in accordance with the Company's agreement with Northrop Grumman relating to the qualification for military sales and subsequent marketing of headsets that incorporate Andrea Anti-Noise/(Registered Trademark)/ technology to military customers. Among the members of AMC is a corporation owned by Christopher Dorney, a director of the Company. In exchange for this corporation acting as a manager of AMC through Mr.
Dorney, this corporation was granted a 13.6% equity interest in AMC.
In addition, commencing upon the award of a contract for the purchase of the headsets from Northrop Grumman to AMC, this corporation will receive an annual base compensation of $125,000, plus monetary or other compensation sufficient to provide insurance and other benefits to Mr. Dorney equivalent to those of the officers of the Company, plus an annual bonus in a range between 0% and 40% of the base compensation. Also immediately upon the award of such purchase contract, this corporation will be awarded warrants to purchase 50,000 shares of Andrea Common Stock at an exercise price of $10.00 per share, which warrants will vest at an annual rate of 20% beginning on the first anniversary of the date of the award. No assurance can be given that the headsets that are the subject of the agreement with Northrop Grumman will be qualified for purchase by the military or that a contract for the purchase of the headsets will by awarded by Northrop Grumman to AMC. See "Part I-
Item 1-Business-Collaborative Arrangements-Northrop Grumman Agreement".

     Certain other information required by this Item 13 is incorporated by reference to the information captioned "Certain Relationships and Related Party Transactions" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 19, 1997.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

    The following financial statements of Andrea Electronics Corporation, the notes thereto, the related reports thereon of independent public accountants, and financial statement schedules are filed under Item 8 of this Report.

                                                                    Page
                                                                    ----
   Reports of Independent Public Accountants                        F-1

   Consolidated Balance Sheets at December 31, 1996 and 1995        F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1996, 1995, 1994                                    F-4

   Consolidated Statements of Shareholders' Equity for the
   three years ended December 31, 1996                              F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995, 1994                                    F-6

   Notes to Consolidated Financial Statements                       F-7

   (2)   INDEX TO FINANCIAL STATEMENT SCHEDULES

   Report of Independent Public Accountants on Schedule             S-1
   Schedule II - Valuation and Qualifying Accounts                  S-2

   (3)   EXHIBITS

   See (c) below.

(b)  REPORTS ON FORM 8-K

     None.

(c)  EXHIBITS

Exhibit
Number   Description
-------  -----------
3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1992)

3.2      Amended By-Laws of Registrant (incorporated by reference to
         Exhibit 3.2 of the Registrant's Form 10-Q for the three months ended March 31, 1996)

4.1 Securities Purchase Agreement, dated as of December 22, 1995, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due 1997 (with form of Debenture attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K for the year ended December 31, 1995)

4.2 Registration Rights Agreement, dated as of December 22, 1995, relating to registration rights granted to the holders of the Registrant's 15% Convertible Subordinated Debentures due 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-K for the year ended December 31, 1995)

4.3 Securities Purchase Agreement, dated as of April 16, 1996, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due October 16, 1997 (with forms of Debenture and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the Six Months ended June 30, 1996)

4.4 Securities Purchase Agreement, dated as of August 7, 1996, relating to the sale of the Registrant's 10% Convertible
         Subordinated Debentures due February 9, 1998 (with forms of Debenture and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the Nine Months ended September 30, 1996)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.2* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Three Months ended June 30, 1995)

10.3* Memorandum of Agreement, dated as of September 14, 1993, by and between Grumman Aerospace Corporation and the Registrant
         (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.4* License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.5*    Software License Bundling Agreement, dated as of March 29,
         1996, by between Voxware, Inc., and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Six Months ended June 30, 1996)

11       Computation of Fully Diluted Earnings for Common Share

21       Subsidiaries of Registrant

23.1     Independent Auditors' Consent

23.2     Independent Auditors' Consent

27       Financial Data Schedule

--------------
* Certain portions of this Agreement have been accorded confidential treatment.

(d)   Financial Statement Schedules

      See Item 14(a)(2).

                        INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
   Reports of Independent Public Accountants                        F-1

   Consolidated Balance Sheets at December 31, 1996 and 1995        F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1996, 1995, 1994                                    F-4

   Consolidated Statements of Shareholders' Equity for the
   three years ended December 31, 1996                              F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995, 1994                                    F-6

   Notes to Consolidated Financial Statements                       F-7


                   INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants on Schedule                S-1

Schedule II - Valuation and Qualifying Accounts                     S-2

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                         Arthur Andersen LLP

Melville, New York
February 21, 1997

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Andrea Electronics Corporation

We have audited the accompanying statements of income, shareholders' equity and cash flows of Andrea Electronics Corporation for the year ended
December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Andrea Electronics Corporation for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                   RAICH ENDE MALTER LERNER & CO.



East Meadow, New York
February 2, 1995

                    ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                             ------------------------------
                                                   1996           1995
                                             --------------   -------------
                   ASSETS
                   ------
CURRENT ASSETS:
 Cash and cash equivalents                      $   921,065      $3,400,829
 Marketable securities                              197,697          99,223
 Accounts receivable, net of allowance
   for doubtful accounts of $52,521 and
   $32,183, respectively                          2,678,449       1,045,922
 Inventories, net                                 4,774,175       1,122,993
 Deferred income taxes                            1,222,000               -
 Prepaid expenses and other current assets          132,691         190,645
                                             --------------   -------------
          Total current assets                    9,926,077       5,859,612

PROPERTY, PLANT AND EQUIPMENT, net                  868,173         691,498
                                             --------------   -------------
          Total assets                          $10,794,250      $6,551,110
                                             ==============   =============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
 Current maturities of capital lease
   obligations                                   $     4,685     $   39,243
 Trade accounts payable                              822,400        254,643
 Accrued salaries and wages payable                   62,920         50,571
 Other current liabilities                           199,998        197,485
                                              --------------   -------------
          Total current liabilities                1,090,003        541,942

CAPITAL LEASE OBLIGATIONS,
   net of current maturities                               -          5,388

CONVERTIBLE DEBENTURES, net (Note 5)               2,157,786      2,000,000

OTHER LIABILITIES                                     38,500         38,500
                                              --------------   -------------
          Total liabilities                        3,286,289      2,585,830
                                              --------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
 Common stock, $.50 par value; authorized:
   10,000,000 shares; issued and
   outstanding: 3,792,197 and 3,286,860
   shares, respectively                            1,896,099      1,643,430
 Additional paid-in capital                        8,154,821      4,542,592
 Accumulated deficit                              (2,542,959)    (2,220,742)
                                              --------------   -------------
          Total shareholders' equity               7,507,961      3,965,280
                                              --------------   -------------
          Total liabilities and
                shareholders' equity             $10,794,250     $6,551,110
                                              ==============   =============

The accompanying notes are an integral part of these balance sheets.

                    ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Years Ended
                                                       December 31,
                                       --------------------------------------
                                           1996         1995         1994
                                       -----------   -----------  -----------
SALES                                  $ 9,244,109   $ 5,440,792  $ 3,278,100

COST OF SALES                            5,913,091     3,190,226    2,394,828
                                       -----------   -----------  -----------
       Gross profit                      3,331,018     2,250,566      883,272

RESEARCH AND DEVELOPMENT EXPENSES          988,483       976,344    1,422,310

GENERAL, ADMINISTRATIVE AND SELLING
 EXPENSES                                3,872,919     2,925,460    1,995,434
                                       -----------   -----------  -----------

       Loss from operations             (1,530,384)   (1,651,238)  (2,534,472)
                                       -----------   -----------  -----------

OTHER INCOME (EXPENSE):
 Interest income                            57,599       159,464       58,044
 Interest (expense)                       (293,290)      (10,746)      (8,208)
 Rent and miscellaneous income             221,858       226,605      184,800
                                       -----------   -----------  -----------
                                           (13,833)      375,323      234,636
                                       -----------   -----------  -----------

LOSS BEFORE INCOME TAX BENEFIT          (1,544,217)   (1,275,915)  (2,299,836)

INCOME TAX BENEFIT                       1,222,000             -            -
                                       -----------   -----------  -----------
       NET LOSS                        $  (322,217)  $(1,275,915) $(2,299,836)
                                       ===========   ===========  ===========

NET LOSS PER SHARE                     $      (.09)  $      (.41) $      (.83)
                                       ===========   ===========  ===========

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                3,564,767     3,129,540    2,767,387
                                         =========     =========    =========

 The accompanying notes are an integral part of these statements.

          ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                                                 Retained
                                                                Additional       Earnings       Total
                                   Shares         Common         Paid-In       (Accumulated   Shareholders'
                                 Outstanding       Stock         Capital         Deficit)       Equity
                                 ---------      -----------    -----------     -----------   -----------
BALANCE, December 31, 1993       2,541,360      $ 1,270,680    $    59,206     $ 1,355,009   $ 2,684,895

  Issuance of common stock         475,000          237,500      4,066,806             -       4,304,306

  Net loss                             -                -              -        (2,299,836)   (2,299,836)
                                 ---------      -----------    -----------     -----------   -----------
BALANCE, December 31, 1994       3,016,360      $ 1,508,180    $ 4,126,012     $  (944,827)  $ 4,689,365

 Exercise of stock options         270,500          135,250        416,580             -         551,830

 Net loss                              -                -              -        (1,275,915)   (1,275,915)
                                 ---------      -----------    -----------     -----------   -----------
BALANCE, December 31, 1995       3,286,860      $ 1,643,430    $ 4,542,592     $(2,220,742)  $ 3,965,280

 Conversion of convertible
 debentures                        317,837          158,919      3,426,823             -       3,585,742

 Exercise of stock options         187,500           93,750        185,406             -         279,156

 Net loss                              -                -              -          (322,217)     (322,217)
                                 ---------      -----------    -----------     -----------   -----------
BALANCE, December 31, 1996       3,792,197      $ 1,896,099    $ 8,154,821     $(2,542,959)  $ 7,507,961
                                 =========      ===========    ===========     ===========   ===========

The accompanying notes are an integral part of these statements.

                    ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Years Ended
                                                      December 31,
                                        ---------------------------------------

                                            1996          1995          1994
                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $   322,217   $(1,275,915)  $(2,299,836)
 Adjustments to reconcile net loss to
   cash used in operating activities:
   Non-cash interest expense on
    convertible debentures                  162,543         -             -
   Depreciation and amortization            353,308       112,380       126,271
   Deferred income taxes                 (1,222,000)        -             -
 (Increase) decrease in:
   Accounts receivable, net              (1,632,527)     (476,417)      680,951
   Inventories, net                      (3,651,182)     (855,090)      248,829
   Prepaid expenses and other
       current assets                        57,954       (66,275)       11,052
 Increase (decrease) in:
   Trade accounts payable                   567,757       112,196      (261,810)
   Other current liabilities                 14,862       161,197       (52,686)
                                        -----------   -----------   -----------
       Net cash used in
        operating activities             (5,671,502)   (2,287,924)   (1,547,229)
                                        -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities         (98,474)         -             -
 Proceeds from sale of marketable
    securities                                 -             -          114,091
 Purchases of property, plant and
    equipment                              (393,998)     (161,341)      (36,852)
                                        -----------   -----------   -----------
       Net cash provided by (used in)
          investing activities             (492,472)     (161,341)       77,239
                                        -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital lease obligations      (39,946)      (14,779)      (46,234)
 Net proceeds from convertible
   debentures (Note 5)                    3,445,000     2,000,000          -
 Issuance of common stock                   279,156       551,830     4,304,306
                                        -----------   -----------   -----------
       Net cash provided by (used in)
         financing activities             3,684,210     2,537,051     4,258,072
                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                  (2,479,764)       87,786     2,788,082

CASH AND CASH EQUIVALENTS,
   beginning of year                      3,400,829     3,313,043       524,961
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year  $   921,065   $ 3,400,829   $ 3,313,043
                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES:
 Conversion of convertible
 debentures and accrued interest
 into common stock (Note 5)             $ 3,585,742   $     -       $     -
                                        ===========   ===========   ===========
 Cash paid for:
  Interest                              $     -       $    10,746   $     8,208
                                        ===========   ===========   ===========
  Income taxes                          $     3,145   $     1,400   $     3,134
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996


1.  ORGANIZATION AND BUSINESS:

Andrea Electronics Corporation (together with its subsidiaries, the "Company") was founded and incorporated in the state of New York in 1934 by Frank A. D. Andrea, an electrical engineer, inventor and innovator in the development of radio and television products in the United States. The Company's primary focus was the consumer radio and television market, and with the advent of the Second World War, the Company expanded its market to include applications for the U.S. military. Since then, the Company continues to do business in electronic audio systems, intercommunication systems and related equipment for airborne, mobile and naval applications to military and industrial companies. In 1991, the Company extended its product development for active noise reduction ("ANR") into the field of active noise cancellation ("ANC") for the purpose of engaging in the design, development, production and marketing of active noise cancellation and digital audio systems. In 1995, the Company formed three wholly-owned subsidiaries, ANC Manufacturing, Inc., Andrea Marketing, Inc. and Andrea Direct Marketing, Inc., each for the purpose of expanding the Company's efforts in the active noise cancellation/reduction markets. In 1996, the Company formed Andrea Military Communications, LLC for purposes of expanding the Company's efforts in the military communications market.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The financial statements for 1994 include the accounts of the Company. The financial statements for 1996 and 1995 include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Marketable Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In connection with the adoption of this pronouncement, marketable securities used as part of the Company's asset management that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. There were no sales of securities in 1996 and 1995, and sales of securities were $114,091 in 1994. The cumulative effect of the adoption of this pronouncement at January 1, 1994 was not material to the financial statements. At December 31, 1996 and 1995, the carrying values of the Company's marketable securities approximate fair value. The securities mature as follows:

     Within 1 year                        $100,000
     After 5 years through 10 years         97,697
                                           -------
                                          $197,697
                                           =======

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful-lives of the assets which are as follows:

     Building                 25 years
     Building improvements    10 - 32 years
     Machinery and equipment   3 - 7 years

Expenditures for maintenance and repairs which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Additions and improvements which substantially extend the useful lives of the assets are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in the statement of operations.

Revenue Recognition

Revenue is recognized upon shipment and acceptance of goods.

Concentration of Credit Risk

The Company is a manufacturer of audio communications equipment for several industries. During 1996, the Company primarily sold to the United States Government and one company. Sales to the federal government and one company aggregated approximately 64% and 41% of the total accounts receivable at December 31, 1996 and 1995, respectively, and approximately 88%, 45% and 20% of the total sales for the years ended December 31, 1996, 1995 and 1994, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

The provision for income taxes is based upon income after adjustment for those permanent items which are not considered in the determination of taxable income. Deferred taxes result when the Company recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes.

Accounting for Long-Lived Assets

During March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of the adoption of this pronouncement was not material to the financial statements.


Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees".

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996

Companies electing to continue to use the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied (Note 10). These disclosure requirements are effective for years beginning after December 15, 1995. The Company has elected to continue accounting for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and to provide the disclosures required by SFAS No. 123.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during each year after giving effect to dilutive stock options and warrants considered to be common stock equivalents. Fully diluted earnings per share are not materially different from the primary earnings per share. For the years ended December 31, 1996, 1995 and 1994, the weighted average number of common shares and common equivalent shares outstanding were 3,564,767, 3,129,540 and 2,767,387, respectively.

Research and Development

Research and development costs are charged to operations when incurred.

Advertising Expenses

The Company charges all media costs of newspaper and magazine advertisements to expense when advertisements are run. Prepaid advertising at December 31, 1996 and 1995, which represents costs for media services purchased but not yet run, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made.
The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1995 and 1996, the carrying value of all financial instruments approximated fair value.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

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

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996


3.  INVENTORIES, NET:

Inventories, net consisted of the following:

                                              December 31,
                                       ------------------------
                                          1996           1995
                                          ----           ----
    Raw materials                      $2,048,253      $1,230,805
    Work-in-process                       120,610         133,942
    Finished goods                      2,870,905          18,334
                                       ----------      ----------
                                        5,039,768       1,383,081
    Less: reserve for obsolescence        265,593         260,088
                                       ----------      ----------
                                       $4,774,175      $1,122,993
                                       ==========      ==========

4.  PROPERTY, PLANT AND EQUIPMENT, NET:

Property, plant and equipment, net consisted of the following:

                                                December 31,
                                      -----------------------------
                                          1996             1995
                                      -------------    ------------
    Land                              $     109,000    $    109,000
    Building                                453,000         453,000
    Building improvements                   387,978         372,928
    Machinery and equipment                 984,746         605,798
                                      -------------    ------------
                                          1,934,724       1,540,726

    Less:  accumulated depreciation       1,066,551         849,228
                                      -------------    ------------
                                      $     868,173    $    691,498
                                      =============    ============

5. CONVERTIBLE DEBENTURES, NET:

Convertible debentures, net, consisted of the following:

                                                December 31,
                                      -----------------------------
                                          1996             1995
                                      -------------    ------------
    Series A Debentures (a)           $    -           $2,000,000
    Series B Debentures (b)              612,276            -
    Series C Debentures (c)            1,545,510            -
                                      ----------       ----------
                                      $2,157,786       $2,000,000
                                      ==========       ==========

(a) On December 22, 1995, the Company issued $2,198,000 of 15% Convertible Subordinated Debentures (the "Series A Debentures") due on June 23, 1997.
The bonds and related accrued interest were convertible into shares of the Company's common stock at a price of the lesser of (i) $12.375 per share (the maximum conversion price) and (ii) the closing price, which is defined as the last reported bid price for a given day on the exchange the Company's common stock is listed. In no event was the conversion price to be less than $5.625 per share (the minimum conversion price). Conversion of these Series A Debentures into the Company's common stock could, at the holder's option, be effected in increments of $549,500 beginning 45 days following the date of original issuance and on each of the succeeding 30-day interim periods. Conversion of any remaining principal amount could occur at any time after 135 days and through maturity. These Series A Debentures were subordinated in right of payment to all future senior indebtedness, as incurred by the Company. At December 31, 1995, this obligation is reflected net of an

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996


unaccreted discount of $198,000. In 1996, all of these debentures, together with related accrued interest, were converted into shares of common stock.

(b) On April 16, 1996, the Company issued $2,198,000 of 15% Convertible Subordinated Debentures (the "Series B Debentures") due on October 16, 1997. The bonds and the related accrued interest are convertible into shares of the Company's common stock at a price of the lesser of (i) $14.438 per share (the maximum conversion price) and (ii) the closing price, which is defined as the last reported bid price for a given day on the exchange the Company's common stock is listed. In no event will the conversion price be less than $6.563 per share (the minimum conversion price). Conversion of these Series B Debentures into the Company's common stock can, at the holder's option, be effected in increments of up to $549,500 beginning 45 days following the date of original issuance and on each of the succeeding 30 day interim periods. Conversion of any remaining principal amount could occur at any time after 135 days and through maturity. These Series B Debentures are subordinated in right of payment to all future senior indebtedness, as incurred by the Company. During fiscal 1996, $1,550,000 of the Series B Debentures, together with related accrued interest, were converted into the Company's common stock. At December 31, 1996, this obligation is reflected net of an unaccreted discount of $35,724.

(c) On August 7, 1996, the Company issued $1,687,500 of 10% Convertible Subordinated Debentures (the "Series C Debentures") due on February 9, 1998. The bonds and the related accrued interest are convertible into shares of the Company's common stock at a price of the lesser of (i) $12.075 per share (the maximum conversion price) and (ii) the closing price, which is defined as the last reported bid price for a given day on the exchange the Company's common stock is listed. In no event will the conversion price be less than $5.75 per share (the minimum conversion price). Conversion of these Series C Debentures into the Company's common stock can, at the holder's option, be effected in an amount of up to $843,750 beginning 135 days following the date of original issuance and up to the entire original principal amount beginning 180 days following the date of original issuance through maturity. These Series C Debentures are subordinated in right of payment to all future senior indebtedness, as incurred by the Company. At December 31, 1996, this obligation is reflected net of an unaccreted discount of $141,990.

6.  RETIREMENT PLAN:

The Company has a defined contribution profit sharing plan which is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. The Company's contributions, which serve to match a portion of participant contributions, were $110,831, $91,225 and $89,352 for 1996, 1995 and 1994, respectively.

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996


7.  TAXES:

Income tax benefit consists of the following:

                                               December 31,
                                ----------------------------------------
                                      1996         1995         1994
                                ------------   -----------   -----------
  Federal
    Current                     $        -     $      -      $     -
    Deferred                       (525,000)          -            -

  State and Local:
    Current                              -            -            -
    Deferred                       (144,000)          -            -

  Adjustment to valuation
  allowance related to opening
  net deferred tax assets          (553,000)          -            -
                                -----------    -----------   -----------
                                $(1,222,000)   $      -      $     -
                                ============   ===========   ===========

A reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

                                        Year ended December 31,
                                --------------------------------------
                                      1996         1995         1994
                                ------------   -----------   -----------
  Tax benefit at statutory rate $  (525,000)   $  (434,000)  $  (781,000)
  Loss without tax benefit            -            434,000       781,000
  State and local taxes            (144,000)         -             -
  Change in valuation allowance
    For opening net deferred
    tax assets                     (553,000)         -             -
                                ------------   ---------     -----------
                                $(1,222,000)   $     -       $     -
                                ============   =========     ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 1996, are as follows:

     Allowance for doubtful accounts     $    22,000
     Reserve for obsolescence                112,000
     NOL carryforward                      3,000,000
                                         -----------
                                           3,134,000
     Less: Valuation allowance            (1,912,000)
                                         -----------
     Deferred tax asset, net              $1,222,000
                                         ===========

At December 31, 1996, the Company had net operating loss carryforwards of approximately $7,000,000 expiring in varying amounts beginning in 2006 through 2010. In 1996, management of the Company determined that it has become more likely than not that a portion of the previously-reserved deferred tax assets will be realized and has, accordingly, reduced the valuation allowance on those previously reserved deferred tax assets by $553,000, which is included in the income tax benefit in the accompanying statement of operations for 1996. The determination that the net deferred tax asset of $1,222,000, which includes the deferred benefit for the current year loss and the reduction in the valuation allowance on previously-reserved deferred tax assets, is realizable is based on the Company's profitability in the latter part of 1996 and the impact of the sales performance of its

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996


products. The realization of certain of the fully reserved deferred tax assets related to tax benefits associated with the exercise of stock options will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital, if and when realized.

8.     PROPERTY LEASE:

Effective January 30, 1996, the Company, as lessor, amended a tenant's lease for the rental of approximately one-third of its building. The new lease, expiring on May 31, 2001, requires a rental payment of approximately $243,000 for fiscal 1996, with a 5% annual escalation for the remainder of the lease term. The agreement in effect for 1995 and 1994 required annual rentals of approximately $184,800. The tenant pays one-third of increases in real estate taxes over the base year and pays all of its proportionate share of operating expenses.

9.     COMMITMENTS AND CONTINGENCIES:

Manufacturing Agreement

The Company is a party to an agreement with Northrop Grumman for the development of military and commercial ANR/ANC headsets. Under the Agreement, Northrop Grumman has exclusive worldwide rights to market the developed ANR/ANC headsets to U.S. and non-U.S. military markets. Through December 31, 1996, no sales were recognized pursuant to this agreement.

License Agreement

In October 1996, the Company entered into a licensing agreement with the Microsoft Corporation ("Microsoft") covering the distribution by the Company of Microsoft NetMeeting(/Registered Trademark/) Internet and Intranet conferencing software with the Company's Andrea Anti-Noise(/Registered Trademark/) retail line of ANC PC Headsets and Handsets.

Distribution Agreements

In April 1996, the Company entered into an agreement with Voxware, Inc., a developer of advanced voice-processing software for multimedia computing, Internet and communications applications covering the distribution by the Company of Voxware's TeleVox(/Registered Trademark/) Internet telephone software with the Andrea Anti-Noise(/Registered Trademark/) family of computer headsets and handsets.

In September 1996, the Company entered into an agreement with Kurzweil Applied Intelligence to cover the distribution by the Company of a special version of Kurzweil VoicePad(/Registered Trademark/) for Windows(/Registered Trademark/) with the Company's Andrea Anti-Noise(/Registered Trademark/) retail line of ANC headsets and handsets.

In November 1996, the Company entered into an agreement with The Learning Company, Inc. to provide PC microphones with The Learning Company's educational CD-ROM products "Interactive Reading Journey 1" and
"Interactive Reading Journey 2".

During 1996, the Company entered into additional OEM and/or reseller relationships with, and began shipping Andrea Anti-Noise(/Registered Trademark/) computer headsets to, Packard Bell NEC, Inc., Lucent
Technologies Inc. and FICOMP, Inc.

Legal Proceedings

On February 21, 1996, the Company settled a case brought by a former employee for $167,500, including the amount of an expired capital lease of $27,588. The additional amount due the plaintiff under the settlement was charged to operations in 1995 and is included in other current liabilities at December 31, 1995.

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996


In December 1994, a subpoena was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered in January 1995 and, to date, no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have an impact on the financial position of the Company, but in any event, believes that such impact would not be material.

Letters of Credit

Letters of credit are issued by the Company during the ordinary course of business through a major domestic bank as required by certain vendor contracts. As of December 31, 1996, the Company had outstanding letters of credit of approximately $250,000, which are fully collateralized by cash held with the same bank.

10.     STOCK PLANS:

Options

On December 31, 1991, the Board of Directors of the Company adopted the 1991 Performance Equity Plan ("1991 Plan"), which was approved by shareholders. The 1991 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors, and consultants. On September 12, 1994, the Board of Directors of the Company approved an increase of the number of shares available for grant under the 1991 Plan to 1,500,000 shares, which subsequently was approved by the shareholders of the Company. Stock options granted to employees and directors under the 1991 Plan are granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At December 31, 1996, 721,000 stock options granted to employees and directors were exercisable. The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted at market value (Note 2). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the following pro forma amounts:

                                   1996           1995
                                ----------     ------------
         Net loss:              $  (322,217)   $(1,275,915)
         Pro Forma               (1,093,868)    (1,569,716)

         Net loss per share:
          As Reported                  (.09)          (.41)
          Pro Forma                    (.31)          (.50)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996


Option activity in the 1991 Plan during 1996, 1995, and 1994 is summarized as follows:


                                                         For the Years Ended December 31,
                                         --------------------------------------------------------------
                                                1996                  1995                  1994
                                         -------------------   -------------------  -------------------
                                                    Weighted              Weighted             Weighted
                                                    Average               Average              Average
                                                    Exercise              Exercise             Exercise
                                         Shares     Price       Shares    Price      Shares    Price
                                         --------- ---------   --------- ---------  --------- ---------
   Outstanding at beginning of period    1,065,000  $ 8.24     1,233,000  $ 5.61    1,000,000 $ 4.12
      Granted                              222,625   11.01       137,500   17.88      273,000  12.00
      Exercised                           (187,500)   1.50      (270,500)   2.04        -         -
      Canceled                                   -      -        (35,000)   1.35      (40,000)  1.35
                                         ---------             ---------            ---------
   Outstanding at end of period          1,100,125    6.81     1,065,000    8.24    1,233,000   5.61
                                         =========             =========            =========
   Exercisable at end of year              721,000    3.65       763,875    1.63
                                         =========              ========
   Weighted average fair value
   of options granted                       $ 8.13                $13.23
                                            ======                ======

The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                             1996             1995
                                           --------         --------
   Expected life (years)                     7.5              7.5
   Risk-free interest rates                  6.90%            5.95%
   Volatility                               69%              71%
   Dividend yield                            0%               0%

The following table summarizes information about stock options outstanding at December 31, 1996:

                    Options Outstanding                                       Options Exercisable
   ---------------------------------------------------------------------     ---------------------
                              Number         Weighted                        Number
                              Outstanding    Average            Weighted     Exercisable  Weighted
                              at             Remaining          Average      at           Average
   Range of Exercise Prices   12/31/96       Contractual Life   Price        12/31/96     Price
   ------------------------   --------       ----------------   --------     --------     --------
    $ 1.35 to $ 2.03            575,750          6.64 years     $   1.39       575,750    $  1.39
      2.04 to   6.91               -                -                  -             -          -
      6.92 to  10.37             36,375          9.95              10.00        11,875      10.00
     10.38 to  15.58            370,500          8.93              11.67       104,000      11.67
     15.59 to  23.38            117,500          8.93              17.01        29,375      17.01
     ---------------          ---------      --------           --------      --------    -------
     $1.35 to $23.38          1,100,125          7.77 years     $   6.81       721,000    $  3.65
     ===============          =========      ========           ========      ========    =======

           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         DECEMBER 31, 1996


Warrants

In connection with an overseas equity offering in 1994, the Company issued five-year warrants to purchase 23,750 shares of common stock at prices of $9.84 to $10.98 per share. During fiscal 1996, 50% of these warrants were converted into an equal number of options at an equivalent value. At December 31, 1996, all of the 11,875 options granted are exercisable and will expire on July 30, 2006. At December 31, 1996, the remaining 11,875 of the warrants are exercisable and will expire on June 15, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Andrea Electronics Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements of Andrea Electronics Corporation included in this filing and have issued our report thereon dated February 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Melville, New York
February 21, 1997

                               ANDREA ELECTRONICS CORPORATION
                                         SCHEDULE II

                            VALUATION AND QUALIFYING ACCOUNTS


                                                   Charged to     Charged to
                                      Balance at   costs and       other                      Balance at
                                      January 1,    expenses       accounts     Deductions    December 31,
                                      ----------   -----------    ----------    ----------    ------------
1996
----
Allowance for doubtful accounts       $  32,183    $  51,483      $       -     $  31,145     $  52,521

1995
----
Allowance for doubtful accounts       $  69,771     $ 30,000      $       -     $ 67,588      $  32,183



                                  SIGNATURES

    In accordance with the requirements of the Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ANDREA ELECTRONICS CORPORATION

                                            By:  /s/ Frank A.D. Andrea, Jr.
                                            ------------------------------------
Date:  March 27, 1997                       Frank A.D. Andrea, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.


/s/ Frank A.D. Andrea, Jr.   Chairman of the Board        March 27, 1997
-------------------------    and Chief Executive Officer
Frank A.D. Andrea, Jr.

/s/ Patrick D. Pilch         Executive Vice President     March 27, 1997
-------------------------    and Chief Financial Officer
Patrick D. Pilch


/s/ John N. Andrea           Co-President                 March 27, 1997
-------------------------
John N. Andrea

/s/ Douglas J. Andrea        Co-President                 March 27, 1997
-------------------------
Douglas J. Andrea


/s/ Jeffrey S. Gosman        Vice President,              March 27, 1997
-------------------------    Controller
Jeffrey S. Gosman            and Secretary


/s/ Christopher Dorney       Director                     March 27, 1997
-------------------------
Christopher Dorney

/s/ Gary A. Jones            Director                     March 27, 1997
-------------------------
Gary A. Jones

/s/ Scott Koondel            Director                     March 27, 1997
-------------------------
Scott Koondel

/s/ Paul M. Morris           Director                     March 27, 1997
-------------------------
Paul M. Morris

                                    INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------
3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1992)

3.2      Amended By-Laws of Registrant (incorporated by reference to
         Exhibit 3.2 of the Registrant's Form 10-Q for the three months ended March 31, 1996)

4.1 Securities Purchase Agreement, dated as of December 22, 1995, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due 1997 (with form of Debenture attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K for the year ended December 31, 1995)

4.2 Registration Rights Agreement, dated as of December 22, 1995, relating to registration rights granted to the holders of the Registrant's 15% Convertible Subordinated Debentures due 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-K for the year ended December 31, 1995)

4.3 Securities Purchase Agreement, dated as of April 16, 1996, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due October 16, 1997 (with forms of Debenture and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the Six Months ended June 30, 1996)

4.4 Securities Purchase Agreement, dated as of August 7, 1996, relating to the sale of the Registrant's 10% Convertible
         Subordinated Debentures due February 9, 1998 (with forms of Debenture and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the Nine Months ended September 30, 1996)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.2* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Three Months ended June 30, 1995)

10.3* Memorandum of Agreement, dated as of September 14, 1993, by and between Grumman Aerospace Corporation and the Registrant
         (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.4* License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.5*    Software License Bundling Agreement, dated as of March 29,
         1996, by between Voxware, Inc., and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Six Months ended June 30, 1996)

11       Computation of Fully Diluted Earnings for Common Share

21       Subsidiaries of Registrant

23.1     Independent Auditors' Consent

23.2     Independent Auditors' Consent

27       Financial Data Schedule

--------------
* Certain portions of this Agreement have been accorded confidential treatment.