Form 10-K/A
period 1996-12-31
ANDREA ELECTRONICS CORP
filed 1997-04-30
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                   NONE


Reason for Filing Form 10-K/A (Amendment No. 1):

To include the information required by Part III of Form 10-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors and executive officers of the Company are listed below.

     Frank A.D. Andrea, Jr., age 70, has been Chairman of the Board since December 1965 and a Director of the Company since 1962. He served as President of the Company from December 1965 to November 1992. Mr. Andrea is the father of Douglas J. Andrea and John N. Andrea.

    John N. Andrea, age 39, has been Co-President of the Company since November 1992 and a Director of the Company since 1992. He served as Executive Vice President of the Company from January 1992 to November 1992 and as Sales & Marketing Director from September 1991 to November 1992. Mr. Andrea is the son of Frank A.D. Andrea, Jr. and the brother of Douglas J. Andrea.

     Douglas J. Andrea, age 34, has been Co-President of the Company since November 1992 and a Director of the Company since 1991. He served as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993. Mr. Andrea is the son of Frank A.D. Andrea, Jr. and the brother of John N. Andrea.

    Patrick D. Pilch, age 37, has been Executive Vice President and Chief Financial Officer of the Company since April 1995 and a Director of the Company since 1992. He served as Vice President - Investment Banking at Greenwich Capital Markets, Inc. from November 1991 to April 1995, and is a Certified Public Accountant.

    Paul M. Morris, age 36, has been a Director of the Company since 1992. He has been a Senior Managing Director at Schroder Capital Management since December 1996. He had been a Partner at Weiss, Peck & Greer since July 1995 and prior to that he was employed by Union Bank of Switzerland from 1987 to June 1995, where his last position was Managing Director - Equities.

    Christopher Dorney, age 54, has been a Director of the Company since
April 1995.   He has been President of Andrea Military Communications, LLC.
Until that time, he had been President of the Pulse Laser Division of Holographics, Inc. since September 1994. He served as Director of Business Development at Grumman Corporation's Electronic System Division from January 1989 to September 1994.

     Scott Koondel, age 33, has been a Director of the Company since April 1995. He has been the Eastern Manager, Off-Network Television, Paramount Pictures, a subsidiary of Viacom International since June 1993, and was the National Sales Manager for WPIX-TV, a division of Tribune Broadcasting, from June 1990 to June 1993.

     Gary A. Jones, age 51, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer, Allied Signal Ocean Systems from 1987 to 1994.

DIRECTORS' FEES, BOARD MEETINGS AND COMMITTEES

     The Board does not have a nominating committee or a committee performing similar functions. In fiscal 1996, the Audit Committee was comprised of Messrs. Douglas J. Andrea, Paul M. Morris, Christopher Dorney and Scott Koondel. The Audit Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of the financial reporting; the committee also meets with the independent accountants and with appropriate Company financial personnel about these matters. The Audit Committee met four times during 1996. The Compensation Committee is comprised of Paul M. Morris, Scott Koondel and Christopher Dorney. The Compensation Committee administers the 1991 Plan and makes recommendations to the Board of Directors with respect to the compensation of management. The Compensation Committee met four times in 1996. The Board of Directors held six meetings during the last year. None of the directors attended less than 75% of such meetings. Each outside director receives a fee of $1,000 for each
meeting attended.   Paul M. Morris, Scott Koondel, Gary Jones and Christopher
Dorney were each paid directors' fees in the amount of $6,000 during 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information for the last three fiscal years, respecting compensation earned by the four most highly compensated executive officers earning over $100,000, including the Chief Executive Officer.

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                     --------------------
                                        ANNUAL COMPENSATION                AWARDS
                                -----------------------------------  --------------------
                                                          OTHER      RESTRICTED               ALL
                                                         ANNUAL        STOCK     STOCK       OTHER
        NAME AND                 SALARY      BONUS    COMPENSATION     AWARDS   OPTIONS   COMPENSATION
   PRINCIPAL POSITION     YEAR    ($)         ($)         ($)           ($)       (#)         ($)
------------------------  ----  --------    --------  -------------  ---------- --------  ------------
Frank A.D. Andrea, Jr.    1996  170,640          0    2,079(1)           0           0         0
Chairman of the Board,    1995  161,160          0    8,820(2)           0           0         0
Chief Executive Officer   1994  204,109     15,000    2,344(3)           0           0         0

John N. Andrea            1996  202,885          0    7,071(4)           0           0         0
Co-President              1995  174,616          0    7,307(5)           0      50,000(6)      0
                          1994  141,956     10,000    3,987(7)           0           0         0

Douglas J. Andrea         1996  195,577      5,000    9,651(8)           0           0         0
Co-President              1995  184,616          0    7,955(9)           0      50,000(6)      0
                          1994  142,500     10,000    1,916(10)          0           0         0

Patrick D. Pilch          1996  157,500          0    1,555(11)          0           0         0
Executive Vice President, 1995   73,077(12)      0        0              0           0         0
Chief Financial Officer


(1)  Represents car allowance payments of $2,079.

(2) Represents contribution to Company's profit sharing plan equal to $6,750, or 4.2% of Frank Andrea's salary, and car allowance payments of $2,070.

(3) Represents contribution to Company's profit sharing plan equal to $2,344, or 1.1% of Frank Andrea's salary.

(4) Represents contribution to Company's profit sharing plan equal to $4,500, or 2.2% of John Andrea's salary, and car allowance payments of $2,571.

(5) Represents contribution to Company's profit sharing plan equal to $4,500, or 2.6% of John Andrea's salary, and car allowance payments of $2,807.

(6) Represents number of shares covered by options granted in September 1994. Such grant was subject to shareholder approval of an increase in the number of shares covered by the 1991 Plan, which approval was obtained in September 1995.

(7) Represents contribution to Company's profit sharing plan equal to $3,987, or 2.8% of John Andrea's salary.

(8) Represents contribution to Company's profit sharing plan equal to $6,750, or 3.3% of Douglas Andrea's salary, and car allowance payments of $2,901.

(9) Represents contribution to Company's profit sharing plan equal to $6,059, or 3.3% of Douglas Andrea's salary, and car allowance payments of $1,896.

(10) Represents contribution to Company's profit sharing plan equal to $1,916, or 1.3% of Douglas Andrea's salary.

(11)  Represents car allowance payments of $1,555.

(12)  Mr. Pilch joined the Company on April 1, 1995.

     The Company did not grant any stock options or stock appreciation rights during fiscal year 1996 to any of the named executive officers.

     The following table summarizes for each of the named executive officers the number of shares acquired and value realized upon exercise of options during fiscal 1996 and the aggregate dollar value of in-the-money, unexercised options at December 31, 1996. None of the named executive officers exercised or held any SARs during the year.

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                      FISCAL YEAR END OPTION VALUES
                                                        Number of Securities       Value of Unexercised
                        Shares                          Underlying Options at      In-the-Money Options
                        Acquired on     Value           Fiscal Year End --         at Fiscal Year End --
Name                    Exercise        Realized        Exercisable/Unexercisable  Exercisable/Unexercisable(1)
- -----------           -----------     --------        -------------------------  ---------------------------
Frank A.D. Andrea, Jr.  100,000 (2)     $556,646        150,000 shares/             $1,427,100/
                                                              0 shares (2)(6)       $0

John N. Andrea           25,000 (3)     $0              150,000 shares/             $1,206,250/
                                                         25,000 shares (3)(6)       $0

Douglas J. Andrea       0               $0              175,000 shares/             $1,447,500/
                                                         25,000 shares (4)(6)       $0

Patrick D. Pilch        0               $0               50,000 shares/             $  241,250/
                                                         25,000 shares (5)(6)       $0


(1) Values were based on a closing trade price for the Company's Common Stock on December 31, 1996 of $11 per share.

(2) Frank A. D. Andrea was granted options under the 1991 Plan to purchase 100,000 shares at a price of $.908 per share on December 31, 1991 (all of which were exercised during 1996) and to purchase 150,000 shares at a price of $1.486 per share on June 26, 1992.

(3) John N. Andrea was granted options under the 1991 Plan to purchase 150,000 shares at $1.35 per share on June 26, 1992 (of which options for 25,000 shares were exercised during 1996) and to purchase 50,000 shares at a price of $12.00 per share on September 12, 1994.

(4) Douglas J. Andrea was granted options under the 1991 Plan to purchase 150,000 shares at $1.35 per share on June 26, 1992 and to purchase 50,000 shares at a price of $12.00 per share on September 12, 1994.

(5) Patrick D. Pilch was granted options under the 1991 Plan to purchase 12,500 shares at $1.35 per share on June 26, 1992, to purchase 12,500 shares at $1.35 per share on October 26, 1992 and to purchase 50,000 shares at a price of $12.00 per share on September 12, 1994.

(6) Of the options granted, none are exercisable during the first year following grant; 25% of the options become exercisable during the second year following grant; an additional 25% become exercisable during the third year following grant; and the remaining 50% become exercisable during the fourth year following grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 29, 1996 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director and director-nominee of the Company, (iii) each executive officer whose compensation exceeded $100,000 in the 1995 fiscal year, and (iv) all directors and executive officers of the Company as a group. The total number of shares of Common Stock outstanding on April 29, 1996 was 4,038,277.

NAME OF                          AMOUNT AND NATURE OF        PERCENT OF
BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)     CLASS
- ----------------               --------------------        ----------
Camille Andrea Casling (2)       398,371                      9.9%
Frank A. D. Andrea, Jr.(2)       391,341(3)                   9.7%
Mary Louise Andrea (2)           391,341(3)                   9.7%
ANC-I Limited Partnership(4)     230,000                      5.7%
Douglas J. Andrea (2)            201,615(5)                   4.8%
John N. Andrea (2)               186,066(6)                   4.4%
Patrick D. Pilch                  50,000(7)                   1.2%
Paul M. Morris                    25,000                        *
Christopher Dorney                 5,200(8)                     *
Scott Koondel                      5,000(8)                     *
Gary A. Jones                      6,550(9)                     *
Directors and Executive
  Officers as a group
  (8 persons)                    870,772(10)                 19.7%

---------------------------
* Less than 1%.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated, all of the shares are owned of record and beneficially and the persons identified have sole voting and investment power with respect thereto.

(2) Camille Andrea Casling is a sister of Frank A.D. Andrea, Jr., Chairman of the Company. Mary Louise Andrea is the spouse of Frank A.D. Andrea, Jr., Douglas J. Andrea and John N. Andrea, Co-Presidents of the Company, are the sons of Frank A.D. Andrea, Jr. and Mary Louise Andrea. The address of each of these individuals and ANC-I Limited Partnership is c/o the Company, 11-40 45th Road, Long Island City, New York 11101.

(3) Includes (i) 191,341 shares owned directly by Frank A.D. Andrea, Jr. and Mary Louise Andrea, his spouse, and (iii) 200,000 of the 230,000 shares owned by ANC-I Limited Partnership, representing Mr. Andrea's 43.48% and Mrs. Andrea's 43.48% interest in ANC-I Limited Partnership.

(4) ANC-I Limited Partnership is a Delaware limited partnership, of which the General Partners are Frank A. D. Andrea, Jr. and Mary Louise Andrea.
John N. Andrea and Douglas J. Andrea are limited partners of this partnership.

(5)  Includes (i) 16,972 shares owned directly by Douglas J. Andrea and
Mr. Andrea's spouse, (ii) 3,643 shares owned by Mr. Andrea's spouse,
(iii) 6,000 of the 230,000 shares owned by ANC-I Limited Partnership, representing Mr. Andrea's 2.6% interest in ANC-I Limited Partnership, and
(iv) 175,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 25,000 shares which are not currently exercisable or exercisable within 60 days from the date hereof.

(6) Includes (i) 12,339 shares owned directly by John N. Andrea and Mr. Andrea's spouse, (ii) 17,727 shares owned by Mr. Andrea's minor children,
(iii) 6,000 of the 230,000 shares owned by ANC-I Limited Partnership, representing Mr. Andrea's 2.6% interest in ANC-I Limited Partnership, and
(iv) 150,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 25,000 shares which are not currently exercisable or exercisable within 60 days from the date hereof.

(7)  Includes (i) 25,000 shares owned directly by Patrick D. Pilch and
(ii) 25,000 shares issuable upon the exercise of options which are currently exercisable pursuant to the terms of the 1991 Plan. Does not include 25,000 shares issuable upon the exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(8) Includes 5,000 shares issuable upon the exercise of options which are currently exercisable pursuant to the terms of the 1991 Plan. Does not include 5,000 shares issuable upon the exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(9) Includes 6,250 shares issuable upon the exercise of options which are currently exercisable pursuant to the terms of the 1991 Plan. Does not include 28,250 shares issuable upon the exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(10) Includes the shares issuable upon the exercise of the options discussed in notes (5) through (9) above.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all
Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements were complied with, except that one monthly report was filed late by Frank A.D. Andrea, Jr., Douglas J. Andrea and John N. Andrea.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     In 1996, the Company formed Andrea Military Communications, LLC
("AMC"), a Delaware limited liability company, in which the Company has a 72.7% equity interest. The purpose of AMC is to collaborate with Northrop Grumman in accordance with the Company's agreement with Northrop Grumman relating to the qualification for military sales and subsequent marketing of headsets that incorporate Andrea Anti-Noise/(Registered Trademark)/ technology to military customers. Among the members of AMC is a corporation owned by Christopher Dorney, a director of the Company. In exchange for this corporation acting as a manager of AMC through Mr. Dorney, this corporation was granted a 13.6% equity interest in AMC. In addition, commencing upon the award of a contract for the purchase of the headsets from Northrop Grumman to AMC, this corporation will receive an annual base compensation of $125,000, plus monetary or other compensation sufficient to provide insurance and other benefits to Mr. Dorney equivalent to those of the officers of the Company, plus an annual bonus in a range between 0% and 40% of the base compensation. Also immediately upon the award of such purchase contract, this corporation will be awarded warrants to purchase 50,000 shares of Andrea Common Stock at an exercise price of $10.00 per share, which warrants will vest at an annual rate of 20% beginning on the first anniversary of the date of the award. No assurance can be given that the headsets that are the subject of the agreement with Northrop Grumman will be qualified for purchase by the military or that a contract for the purchase of the headsets will by awarded by Northrop Grumman to AMC. In addition, Mr. Dorney received $60,000 in consulting fees related to AMC during 1996. See "PartI-Item 1-Business- Collaborative Arrangements-Northrop Grumman Agreement".

     During 1996 the Company paid an aggregate of $105,850 to Digital Technologies, Inc., a software development company of which Gary A. Jones, a director of the Company, is the President. Of this amount, $90,000 was for software development fees and $15,850 was for reimbursable expenses.

                                  SIGNATURES

    In accordance with the requirements of the Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ANDREA ELECTRONICS CORPORATION

                                            By:  /s/ Frank A.D. Andrea, Jr.
                                            ------------------------------------
Date: April 30, 1997                        Frank A.D. Andrea, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.


/s/ Frank A.D. Andrea, Jr.   Chairman of the Board        April 30, 1997
-------------------------    and Chief Executive Officer
Frank A.D. Andrea, Jr.

/s/ Patrick D. Pilch         Executive Vice President     April 30, 1997
-------------------------    and Chief Financial Officer
Patrick D. Pilch

/s/ John N. Andrea           Co-President                 April 30, 1997
-------------------------
John N. Andrea

/s/ Douglas J. Andrea        Co-President                 April 30, 1997
-------------------------
Douglas J. Andrea

/s/ Jeffrey S. Gosman        Vice President,              April 30, 1997
-------------------------    Controller
Jeffrey S. Gosman            and Secretary

/s/ Christopher Dorney       Director                     April 30, 1997
-------------------------
Christopher Dorney

/s/ Gary A. Jones            Director                     April 30, 1997
-------------------------
Gary A. Jones

/s/ Scott Koondel            Director                     April 30, 1997
-------------------------
Scott Koondel

/s/ Paul M. Morris           Director                     April 30, 1997
-------------------------
Paul M. Morris