Form 10-Q
period 1997-03-31
ANDREA ELECTRONICS CORP
filed 1997-05-15
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,038,277.

                           PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

               ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                March 31, 1997     December 31, 1996
                ASSETS                          (unaudited)        (audited)
                                                -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $ 1,693,743        $   921,065
  Marketable securities                             197,606            197,697
  Accounts receivable, net of allowance
    for doubtful accounts of $52,521
    and $32,183, respectively                     3,415,419          2,678,449
  Inventories, net                                3,824,393          4,774,175
  Deferred income taxes                           1,044,783          1,222,000
  Prepaid expenses and other current assets         269,266            132,691
                                                -----------        -----------
                Total current assets             10,445,210          9,926,077

PROPERTY, PLANT AND EQUIPMENT, net                  873,606            868,173
                                                -----------        -----------
                 Total assets                   $11,318,816        $10,794,250
                                                ===========        ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital
    lease obligations                           $     4,685        $     4,685
  Trade accounts payable                            515,882            822,400
  Accrued salaries and wages payable                 30,310             62,920
  Other current liabilities                         193,956            199,998
                                                -----------        -----------
                Total current liabilities           744,833          1,090,003

CONVERTIBLE DEBENTURES, net                       2,201,786          2,157,786

OTHER LIABILITIES                                    34,295             38,500
                                                -----------        -----------
               Total liabilities                  2,980,914          3,286,289
                                                -----------        -----------
SHAREHOLDERS' EQUITY:
  Common stock, $.50 par value; authorized:
    10,000,000 shares; issued and outstanding;
    3,942,197 and 3,792,197 shares,
    respectively                                  1,971,099          1,896,099
  Additional paid-in capital                      8,303,321          8,154,821
  Accumulated deficit                            (1,936,518)        (2,542,959)
                                                -----------        -----------
               Total shareholders' equity         8,337,902          7,507,961
                                                -----------        -----------
    Total liabilities and shareholders' equity  $11,318,816        $10,794,250
                                                ===========        ===========

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Three Months Ended March 31,
                                                1997               1996
Sales                                           $ 5,384,269        $ 1,749,883
Cost of sales                                     3,195,908          1,281,297
                                                -----------        -----------
Gross profit                                      2,188,361            468,586
Research and development expenses                   152,824            284,883
General, administrative and selling expenses      1,253,074            646,742
                                                -----------        -----------
Operating income (loss)                             782,463           (463,039)
                                                -----------        -----------
Other income (expense)
  Interest income                                    19,048             18,329
  Interest (expense)                                (66,527)           (79,495)
  Rent & miscellaneous                               57,750             46,296
                                                -----------        -----------
                                                     10,271            (14,870)
                                                -----------        -----------
Income (loss) before provision for income taxes     792,734           (477,909)
Provision for income taxes                         (186,293)                --
                                                -----------        -----------
Net income (loss)                               $   606,441        $  (477,909)
                                                ===========        ===========

Net income (loss) per common and
  common equivalent share                       $       .16        $      (.15)
                                                ===========        ===========

Weighted average number of common and
  common equivalent shares outstanding            3,792,197          3,290,322
                                                ===========        ===========

                           ANDREA ELECTRONICS CORPORATION
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                    Additional                         Total
                          Shares       Common        Paid-In      (Accumulated      Shareholders'
                       Outstanding      Stock        Capital        Deficit)           Equity
                       -----------     -------      ----------    ------------      -------------
Balance at
December 31, 1996      3,792,197       $ 1,896,099  $ 8,154,821   $(2,542,959)      $ 7,507,961

Exercise of Stock
  Options                150,000            75,000      148,500             0           223,500

Net income                    --                --           --       606,441           606,441
                       ---------       -----------  -----------   -----------       -----------
Balance at
March 31, 1997
(Unaudited)            3,942,197       $ 1,971,099  $ 8,303,321   $(1,936,518)      $ 8,337,902
                       =========       ===========  ===========   ===========       ===========



                        ANDREA ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                     For the Three Months Ended
                                                              March 31,
                                                          1997           1996
                                                     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                $   606,441    $  (477,909)
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
          Investment securities                               91             --
          Depreciation and amortization                  101,400         26,509
          Deferred income taxes                          177,217             --
    (Increase) decrease in:
          Accounts receivable                           (736,970)        49,448
          Inventories                                    949,782     (1,679,485)
          Prepaid expenses and other current assets     (136,575)       (70,745)
          Trade accounts payable                        (306,518)      (143,358)
          Accrued salaries and wages payable             (32,610)       (16,909)
          Other current and long term liabilities        (10,247)      (101,054)
                                                     -----------    -----------
    Net cash provided by (used in)
      operating activities                               612,011     (2,413,503)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property, plant
            and equipment                                (62,833)       (48,834)
                                                     -----------    -----------
     Net cash used in investing activities               (62,833)       (48,834)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Payments of capital lease obligations               --        (30,966)
          Exercise of stock options                      223,500         16,156
                                                     -----------    -----------
     Net cash provided by (used in)
       financing activities                              223,500        (14,810)
                                                     -----------    -----------
     NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                  772,678     (2,477,147)
     CASH AND CASH EQUIVALENTS - beginning of period     921,065      3,400,829
                                                     -----------    -----------
     CASH AND CASH EQUIVALENTS - end of period       $ 1,693,743    $   923,682
                                                     ===========    ===========


Notes to Financial Statements
-----------------------------

1. Presentation - In the opinion of management of Andrea Electronics Corporation ("Andrea Electronics" or the "Company"), the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. Additionally, it should be noted that the accompanying financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1997 and included in the annual report on Form 10-K.

2. Recently Issued Accounting Pronouncement - In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

3. Litigation - In December 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered by the Company in the first quarter of 1995 and, to date, no claim has been made or threatened against the Company in connection with this matter. The Company is unable to determine at this point if any such claim will be made or to what extent, if any, such claim could have on the financial position of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Andrea Electronics Corporation's mission is to provide state-of-the-art communications products for the "voice interface" markets that are rapidly emerging from the convergence of the telecommunications and computer industries, and for the defense electronics markets that are requiring increasingly higher quality voice communications products. The Company's strategy for serving these markets is to leverage its expertise in audio communications technology, including its patented Active Noise Cancellation ("ANC") and Active Noise Reduction ("ANR") technology (together referred to as "Andrea Anti-Noise/Registered Trademark/ technology"), and to develop, manufacture, and market either directly or through licensees a line of Andrea Anti-Noise/Registered Trademark/ headsets, handsets and other communication devices to cost-effectively enhance voice communications for end users of the growing number of new, voice-based computer and computer telephony applications and interfaces.

     Examples of the applications and interfaces include: Internet and other computer-based speech; telephony communications; multi-point conferencing; multi-player Internet and CD ROM interactive games; speech recognition; multimedia; military and industrial communications; and other applications and interfaces that incorporate natural language processing. The Company believes that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems and avionics communications systems.

     An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its ANC and ANR products is its set of collaborative arrangements with several hardware OEMs, software publishers, distributors and retailers actively engaged in the various markets in which the Company's ANC and ANR products have application. Under some of these arrangements, the Company supplies its products for sale by the collaborative partners. Under others, the collaborative partners supply the Company with software that the Company sells with its ANC and ANR products. In addition to these collaborative marketing arrangements, the Company is also seeking to increase its own direct marketing efforts.

     The Company outsources the manufacture of its ANC and ANR products for its OEM, consumer and commercial customers. The Company also manufactures and distributes intercom systems and related components for military applications ("Traditional Military Products") and industrial applications ("Traditional Industrial Products"; together with Traditional Military Products, "Traditional Products"). In contrast to the outsourced manufacture of its ANC and ANR products for the non-military markets, the Company has historically manufactured its Traditional Products in its own facility. The Company is engaged in developing a new line of products for military use that incorporate ANC and ANR technology and anticipates that it will manufacture these new military products through both outsourcing and self-manufacturing.

     The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations realized for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1997 (the "1997 First Quarter") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", and similar expressions identify forward-looking statements. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

     first, the rate at which the Company's Anti-Noise/Registered
Trademark/ technology is accepted by the diverse range of users and applications within the global communications and informatics marketplace;

     second, the ability of the Company to maintain a competitive position for its Anti-Noise/Registered Trademark/ products in terms of technical specifications, quality, price, reliability, and service;

     third, the ongoing ability of the Company to enter into and maintain collaborative relationships with larger companies in the fields of telecommunications, computer manufacturing, software design and publishing, Internet and online services, defense-related manufacturers and system providers, and retail and direct marketing distributors; and

     fourth, in the event that the Company experiences continued significant growth in demand for its Anti-Noise/Registered Trademark/ technology, the ability of the Company to raise sufficient external capital to fund the working capital requirements for meeting such demand.

     The failure of the Company to surmount the challenges posed by any one or more of these factors could have a material adverse effect on the Company's results of operations and growth.

RESULTS OF OPERATIONS

     Sales

     Sales for the 1997 First Quarter were $5,384,269, an increase of 208% over the three months ended March 31, 1996 (the "1996 First Quarter"). The increase in sales during the 1997 First Quarter reflected an approximate
462% increase in sales of Andrea Anti-Noise/Registered Trademark/ products to $4,324,477 or 80% of total sales and an approximate 8% increase in sales of the Company's Traditional Military Products to $1,059,792 or 20% of total sales. During the 1997 First Quarter, sales of the Company's computer headsets to International Business Machines Corporation ("IBM") and certain of IBM's affiliates, distributors, licensees, and integrators accounted for 66% of the Company's total sales. While no assurance can be given, the Company anticipates that IBM's two-year procurement agreement with the Company, executed in June 1995, will be renewed.

     Cost of Sales

     Cost of sales as a percentage of sales for the 1997 First Quarter decreased to 59% from 73% for the 1996 First Quarter. The decrease in the cost of sales as a percentage of sales for the 1997 First Quarter can be attributed to a more efficient utilization of production capacity and the allocation of fixed overhead over a larger quantity of units sold in the 1997 First Quarter, compared to higher costs associated with the initial production runs of new Andrea Anti-Noise/Registered Trademark/ computer products during the 1996 First Quarter.

     Research and Development

     Research and development expenses decreased 46% to $152,824 for the 1997 First Quarter from $284,883 for the 1996 First Quarter. The decrease in research and development expenses for the 1997 First Quarter are attributable to increased allocations of engineering and technician time to production costs and decreased allocations of engineering and technician time to design and development, reflecting the migration of the Company's Andrea Anti-Noise/Registered Trademark/ products from design and development to commercial production.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses increased 94% to $1,253,074 for the 1997 First Quarter from $646,742 for the 1996 First Quarter. The increase for the 1997 First Quarter reflects increased business development, promotional, marketing and sales expenses to promote, distribute and develop product and technology awareness and acceptance, primarily related to the ANC and ANR product lines. As a percentage of sales, however, general, administrative and selling expenses decreased to 23% for the 1997 First Quarter from 37% for the 1996 First Quarter.

     Other Income (Expense)

     Other income for the 1997 First Quarter was $10,271 compared to other expense of $14,870 for the 1996 First Quarter. This change is primarily attributed to a decrease in interest expense to $66,527 for the 1997 First Quarter from $79,495 for the 1996 First Quarter, and an increase in rent and miscellaneous income to $57,750 for the 1997 First Quarter from $46,296 for the 1996 First Quarter. The decrease in interest expense during the 1997 First Quarter compared to the 1996 First Quarter is primarily attributed to a lower effective interest rate on the outstanding convertible debentures. The increase in rent and miscellaneous income during the 1997 First Quarter is attributed to an escalation of rent to the Company's tenant under the terms of a lease agreement.

     Provision for Income Taxes

     The provision for income taxes of $186,293 in the 1997 First Quarter represents an effective tax rate of 23.5%, which is comprised of tax expense at the Company's combined statutory rate of approximately 42%, partially offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets in light of management's expectations as to future profitability. No income tax benefit was recorded in the 1996 First Quarter, as the Company had not yet achieved profitable performance. The Company was, at that time, providing a full reserve against deferred income tax assets.

     Net Income (Loss)

     Net income for the 1997 First Quarter was $606,441, compared to a net loss of $477,909 for the 1996 First Quarter. The level of net income for the 1997 First Quarter and net loss for the 1996 First Quarter reflect principally the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1997 was $9,700,377 compared to $8,836,074 at December 31, 1996. The increase in working capital reflects an increase in total current assets of $519,133 and a decrease in total current liabilities of $345,170. The increase in total current assets primarily reflects an increase in cash of $772,678, an increase in accounts receivable of $736,970, a decrease in inventory of $949,782, a decrease in deferred income taxes of $177,217 and an increase of $136,575 in prepaid expenses and other current assets.

     The increase in cash of $772,678 reflects $612,011 of net cash provided by operating activities and $223,500 of cash provided by financing activities, partially offset by an increase in cash used in investing activities of $62,833. The principal operating activity from which cash was generated was the decrease in inventory of Andrea Anti-Noise/Registered

Trademark/ computer headsets. The cash provided by financing activities resulted from the exercise of stock options. The cash used in investing activities was for the acquisition of equipment, primarily tooling and molds for Andrea Anti-Noise/Registered Trademark/ products.

     The increase in prepaid expenses and other current assets includes the recognition of increased premiums for prepaid property taxes and insurance.

     The decrease in the deferred tax asset represents realization of previously unrecognized benefit as a result of ordinary income, as well as a reduction of the valuation allowance on previously-reserved deferred tax assets in light of the Company's profitability over recent quarters and the expectation of realizing those assets through continued earnings.

     The decrease in current liabilities primarily reflects a $306,518 decrease in trade accounts payable, a $32,610 decrease in accrued salaries and wages payable and a $6,042 decrease in other current liabilities. The decrease in trade accounts payable primarily reflects differences in the timing related to both the payments for and the acquisition of raw materials for the Andrea Anti-Noise/Registered Trademark/ products.

     Demand for Andrea Anti-Noise/Registered Trademark/ products has required the Company to raise additional working capital to support its production operations. Since December 1995, the Company has raised additional working capital through the issuance of convertible subordinated debentures. In addition, the Company has been exploring various forms of other bank debt and equity financing. The Company believes that its ability to remedy its existing accumulated deficit will depend primarily on the profitable growth of its Andrea Anti-Noise/Registered Trademark/ products. Notwithstanding growth in sales of Andrea Anti-Noise/Registered Trademark/ products during the 1997 First Quarter, no assurance can be given that demand will continue to increase for these products or any of the Company's other products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

         Exhibit
         Number     Description
         -------    -----------

          11        Computation of Fully Diluted Earnings Per Common Share

          27        Financial Data Schedule

     (b)  Reports on Form 8-K.

          The registrant did not file any reports on Form 8-K during the three month period ended March 31, 1997.

                                    SIGNATURES

     In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA  ELECTRONICS CORPORATION


/s/ John N. Andrea          Co-President                   May 13, 1997
------------------
John N. Andrea

/s/ Patrick D. Pilch        Executive Vice President,      May 13, 1997
--------------------        and Chief Financial Officer
Patrick D. Pilch