Form 10-Q
period 1997-06-30
ANDREA ELECTRONICS CORP
filed 1997-08-14
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,059,527.

                        PART I---FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES


                                  CONSOLIDATED BALANCE SHEETS
                                                        June  30, 1997                 December 31,1996
                                                        --------------                 ----------------
                                                          (unaudited)                       (audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $  1,735,194                     $     921,065
   Marketable securities                                       97,031                           197,697
   Accounts receivable, net                                 4,259,418                         2,678,449
   Inventories, net                                         4,856,497                         4,774,175
   Deferred income taxes                                      836,265                         1,222,000
   Prepaid expenses and other current assets                  274,342                           132,691
                                                         ------------                      ------------
                  Total current assets                     12,058,747                         9,926,077

PROPERTY, PLANT AND EQUIPMENT, net                            819,706                           868,173
                                                         ------------                      ------------
                  Total assets                           $ 12,878,453                      $ 10,794,250
                                                         ============                      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                $  1,245,650                      $    822,400
   Accrued salaries and wages payable                          34,204                            62,920
   Other current liabilities                                  229,756                           204,683
                                                         ------------                      ------------
                  Total current liabilities                 1,509,610                         1,090,003

CONVERTIBLE DEBENTURE, net                                  1,797,945                         2,157,786

OTHER LIABILITIES                                              30,886                            38,500
                                                         ------------                      ------------

                  Total liabilities                         3,338,441                         3,286,289
                                                         ------------                      ------------

SHAREHOLDERS' EQUITY:
   Common stock, $.50 par value; authorized: 15,000,000
     shares; issued and outstanding: 4,048,277 and
     3,792,197 shares, respectively                         2,024,138                         1,896,099
   Additional paid-in capital                               8,774,356                         8,154,821
   Accumulated deficit                                     (1,258,482)                       (2,542,959)
                                                         ------------                      ------------
                  Total shareholders' equity                9,540,012                         7,507,961
                                                         ------------                      ------------
           Total liabilities and shareholders' equity    $ 12,878,453                      $ 10,794,250
                                                         ============                      ============

                  See Notes to Consolidated Financial Statements

                                    ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                                         For the                           For the
                                                    Three Months Ended                Six Months Ended
                                                         June 30,                          June 30,
                                                    1997          1996                1997            1996
SALES                                         $   6,080,875   $   994,526        $  11,465,144   $  2,744,409

COST OF SALES                                     3,579,233       900,366            6,775,141      2,181,663
                                              -------------   -----------        -------------   ------------
         Gross Profit                             2,501,642        94,160            4,690,003        562,746

RESEARCH AND DEVELOPMENT EXPENSES                    88,809       237,950              241,633        522,833

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES      1,546,168       752,265            2,799,242      1,399,007
                                              -------------   -----------        -------------   ------------

         Income (loss) from operations              866,665      (896,055)           1,649,128     (1,359,094)
                                              -------------   -----------        -------------   ------------

OTHER INCOME (EXPENSE)
         Interest income                             22,236        10,372               41,284         28,701
         Interest expense                           (60,380)     (174,967)            (126,907)      (254,462)
         Rent and miscellaneous income               58,033        70,503              115,783        116,799
                                              -------------   -----------        -------------   ------------
                                                     19,889       (94,092)              30,160       (108,962)

INCOME (LOSS) BEFORE INCOME TAXES                   886,554      (990,147)           1,679,288     (1,468,056)
                                              =============   ===========        =============   ============

PROVISION FOR INCOME TAXES                         (208,518)            -             (394,811)             -

                                              -------------   -----------        -------------   ------------
         NET INCOME (LOSS)                    $     678,036   $  (990,147)       $   1,284,477   $(1,468,056)
                                              =============   ===========        =============   ===========
NET INCOME (LOSS) PER SHARE                           $ .17         $(.28)               $ .33         $(.43)
                                                      =====         =====                =====         =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        4,030,175     3,503,950            3,940,020     3,399,608
                                                  =========     =========            =========     =========



                  See Notes to Consolidated Financial Statements

                         ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           (UNAUDITED)
                                                          Additional                          Total
                            Shares           Common         Paid-In        Accumulated      Shareholders'
                         Outstanding         Stock          Capital          Deficit           Equity


BALANCE, December 31, 1996   3,792,197      $  1,896,099    $  8,154,821   $ (2,542,959)      $  7,507,961

Exercise of Stock Options      216,250           108,125         204,813              -            312,938

Conversion of Convertible
Debentures                      39,830            19,914         414,722              -            434,636

Net Income                           -                 -               -      1,284,477          1,284,477
                             ---------      ------------    ------------   ------------       ------------
BALANCE, June 30, 1997
(Unaudited)                  4,048,277      $  2,024,138    $  8,774,356   $ (1,258,482)      $  9,540,012
                             =========      ============    ============   =============      ============


                     See Notes to Consolidated Financial Statements

                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                        For the Six Months Ended
                                                                                  June 30,
                                                                            1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  1,284,477    $ (1,468,056)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
                    Investment securities                                           -         (92,992)
                    Depreciation and amortization                             155,304          79,717
                    Deferred income taxes                                     385,735               -
                    Non-cash interest on convertible debt                     126,907               -
          (Increase) decrease in:
                    Accounts receivable                                    (1,580,969)        260,679
                    Inventories                                               (82,322)     (2,964,633)
                    Prepaid expenses and other current assets                (189,157)         31,384
                    Trade accounts payable                                    423,250        (212,976)
                    Accrued salaries and wages payable                        (28,716)         11,974
                    Other current and long term liabilities                   (34,653)       (170,220)
                                                                         ------------    ------------
                     Net cash provided by (used in) operating activities      459,856      (4,525,123)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property, plant and equipment, net                     (59,331)        (48,835)
          Maturities of investment securities                                 100,666               -
                                                                         ------------    ------------
                     Net cash provided by (used in) investing activities       41,335         (48,835)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Payments of capital lease obligations                                     -         (33,188)
          Net proceeds from convertible debentures                                  -       2,222,784
          Exercise of stock options                                           312,938         140,750
                                                                         ------------    ------------
                     Net cash provided by financing activities                312,938       2,330,346
                                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                         814,129      (2,243,612)

CASH AND CASH EQUIVALENTS - beginning of period                               921,065       3,400,829
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS - end of period                                $  1,735,194    $  1,157,217
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Conversion of debt into common stock                           $    434,636    $          -



                  See Notes to Consolidated Financial Statements


















Notes to Consolidated Financial Statements

I. Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries
(collectively, "Andrea Electronics" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10K for the year ended December 31, 1996.

II.     Recently Issued Accounting Pronouncement.  In March 1997, the
Financial Accounting Standards Board issued Statement of Financial Accounting
Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required EPS with a presentation of Basic EPS.
For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution;
diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December
15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

III. Litigation. In December 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector
General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered by the Company in the first quarter of 1995. As of August 12, 1997, the Company and claimant reached an agreement to settle certain claims relating to the contracts for an amount that is not material to the Company's financial statements taken as a whole.

IV. Reclassifications. Certain prior year amounts have been reclassified to conform with current year presentation.

V. Subsequent Event. On August 13, 1997, the Company entered into an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement is effective as of August 1, 1997, replaces all previous agreements and will continue in full force and effect unless terminated earlier for material breach by either party, as provided in the agreement.
















Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Andrea Electronics Corporation's mission is to provide state-of-the-art communications products for the "voice interface" markets that are rapidly emerging from the convergence of the telecommunications and computer industries, and for the defense electronics markets that are requiring increasingly higher quality voice communication products. The Company's strategy for serving these markets is to leverage its expertise in audio communications technology, including its patented Active Noise Cancellation
("ANC") and Active Noise Reduction ("ANR") technology (together referred to as "Andrea Anti-Noise/Registered Trademark/ technology"), and to develop, manufacture and market either directly or through licensees a line of Andrea
Anti-Noise/Registered Trademark/ headsets, handsets and other communication devices to cost-effectively enhance voice communications for end users of the growing number of new, voice-based computer and computer telephony applications and interfaces.

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

An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its ANC and ANR products is its set of collaborative arrangements with hardware OEMs, software publishers, distributors and retailers actively engaged in the various markets in which the Company's ANC and ANR products have application. Under some of these arrangements, the Company supplies its products for sale by the collaborative partners. Under others, the collaborative partners supply the Company with software that the Company includes with its ANC and ANR technology. In addition, the Company is also seeking to increase its own direct marketing efforts.

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

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1997 (the "1997 Second Quarter" and the "1997 First Half") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended.  The words "believe", "expect",
"anticipate", and similar expressions identify forward-looking statements.
In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

     first, the rate at which the Company's Anti-Noise/Registered
Trademark/ technology is accepted by the diverse range of users and applications within the global communications and informatics marketplace;

     second, the ability of the Company to maintain a competitive position for its Anti-Noise/Registered Trademark/ products in terms of technical specifications, quality, price, reliability and service;

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

RESULTS OF OPERATIONS

     Sales

Sales for the 1997 Second Quarter were $6,080,875, an increase of 511% over the three months ended June 30, 1996 (the "1996 Second Quarter"). Sales for the 1997 First Half were $11,465,144, an increase of 318% over the six months ended June 30, 1996 (the "1996 First Half"). These increases in sales over both the three month and six month periods primarily reflect increasing market acceptance of voice interface computer applications that incorporate the Company's Anti-Noise technology, coupled with the strength of new product launches during the latter part of the 1997 Second Quarter. The increase in sales during the 1997 Second Quarter reflected an approximate 987% increase in sales of Andrea Anti-Noise/Registered Trademark/ products to $4,823,835 or 79% of total sales, and an approximate 128% increase in sales of the Company's Traditional Military Products to $1,257,040 or 21% of total sales.
The increase in sales during the 1997 First Half reflected an approximate
654% increase in sales of Andrea Anti-Noise/Registered Trademark/ products to $9,148,312 or 80% of total sales, and an approximate 51% increase in sales of the Company's Traditional Military Products to $2,316,832 or 20% of total sales. During the 1997 First Half, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for 63% of the Company's total sales.

     Cost of Sales

Cost of sales as a percentage of sales for the 1997 Second Quarter decreased to 59% from 91% for the 1996 Second Quarter. Cost of sales as a percentage of sales for the 1997 First Half decreased to 59% from 79% for the 1996 First
Half. The improvement principally reflects the efficiencies resulting from the Company's continuing efforts to globalize its sourcing and manufacturing activities as well as maximizing the benefits of shifts in product mix. The higher cost of sales for the 1996 Second Quarter and 1996 First Half reflected the higher costs incurred during the initial production runs of new
Andrea Anti-Noise/Registered Trademark/ computer products during the 1996
Second Quarter and 1996 First Half.







     Research and Development

Research and development expenses decreased 63% to $88,809 for the 1997
Second Quarter from $237,950 for the 1996 Second Quarter. Research and development expenses decreased 54% to $241,633 for the 1997 First Half from $522,833 for the 1996 First Half. These decreases in research and development expenses are attributable to increased allocations of engineering and technician time to production costs and decreased allocations of engineering and technician time to design and development, reflecting the migration of the Company's Andrea Anti-Noise/Registered Trademark/ products from design and development to commercial production. Management expects that research and development expenses will increase significantly during the third and fourth quarters of 1997, primarily related to product enhancements.

     General, Administrative and Selling Expenses

General, administrative and selling expenses increased 106% to $1,546,168 for the 1997 Second Quarter from $752,265 for the 1996 Second Quarter. General, administrative and selling expenses increased 100% to $2,799,242 for the 1997
First Half from $1,399,007 for the 1996 First Half. These increases, primarily attributable to the ANC and ANR product lines, reflect increased business development expenses relating to existing and prospective collaborative arrangements with hardware OEMs, software publishers, distributors and retailers. In addition, the Company incurred increased promotional, marketing and sales expenses to promote product and awareness and acceptance of the ANC and ANR product lines. As a percentage of sales, however, general, administrative and selling expenses decreased to 25% for the 1997 Second Quarter from 76% for the 1996 Second Quarter, and decreased to 24% for the 1997 First Half from 51% for the 1996 First Half.

     Other Income (Expense)

Other income for the 1997 Second Quarter was $19,889 compared to other expense of $94,092 for the 1996 Second Quarter. Other income for the 1997
First Half was $30,160 compared to other expense of $108,962 for the 1996
First Half. These changes are primarily attributable to decreases in interest expense as a result of conversion rights exercised in the 1997
Second Quarter and the lower effective interest rate on the outstanding convertible debentures during the 1997 First Half compared to the 1996 First
Half.

     Provision for Income Taxes

The provision for income taxes of $208,518 in the 1997 Second Quarter represents an effective tax rate of 23.5%, which is comprised of tax expense at the Company's combined statutory rate of approximately 42%, partially offset by a reduction in the Company's reserve on previously-generated, fully-reserved deferred income tax assets in light of management's expectations as to future profitability. No income tax benefit was recorded in the 1996 Second Quarter, as the Company had not yet achieved profitable performance. The Company was, at that time, providing a full reserve against deferred income tax assets. The Company will continue to assess its reserves on deferred income tax assets as the year progresses.

    Net Income (Loss)

Net income for the 1997 Second Quarter was $678,036, compared to a net loss of $990,147 for the 1996 Second Quarter. Net income for the 1997 First Half was $1,284,477, compared to a net loss of $1,468,056 for the 1996 First Half.
The levels of net income for the 1997 Second Quarter and 1997 First Half principally reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings provided by certain financial institutions. At June 30, 1997, the Company had cash and cash equivalents of $1,735,194 compared with $921,065 at December 31, 1997.




Working capital at June 30, 1997 was $10,549,137 compared to $8,836,074 at December 31, 1996. The increase in working capital reflects an increase in total current assets of $2,132,670 offset by an increase in total current liabilities of $419,607. The increase in total current assets reflects an increase in cash of $814,129, an increase in accounts receivable of $1,580,969, an increase in inventory of $82,322, a decrease in deferred income taxes of $385,735 and an increase of $141,651 in prepaid expenses and other current assets. The increase in current liabilities reflects a $423,250 increase in trade accounts payable, a $28,716 decrease in accrued salaries and wages payable and a $25,073 increase in other current liabilities.

The increase in cash of $814,129 reflects $459,856 of net cash provided by operating activities, $41,335 of cash provided by investing activities and $312,938 of cash provided by financing activities. The cash provided by operating activities, excluding non-cash charges, is primarily attributable to the Company's trade payable management policy for the production of its Anti-Noise/Registered Trademark/computer headsets. The cash provided by investing activities was a result of the maturity of one of the Company's marketable securities, partially offset by capital expenditures, which primarily includes the continued upgrade of manufacturing tooling dies and molds for Andrea Anti-Noise/Registered Trademark/ products. The cash provided by financing activities resulted from the exercise of stock options.

The increase in accounts receivable primarily reflects the significant increase in sales during the 1997 First Half. Generally, the Company collects receivables from sales within three months.

The increase in prepaid expenses and other current assets includes the recognition of increased premiums for prepaid property taxes and insurance, increased fulfillment costs as well as increases in other service costs related to the remainder of fiscal 1997.

The decrease in the deferred tax asset represents the realization of previously recognized benefit as a result of ordinary income, as well as a reduction of the valuation allowance on previously-reserved deferred tax assets in light of the Company's profitability over recent quarters and the expectation of realizing those assets through continued earnings. The
Company will be continually re-assessing its reserves on deferred income tax assets as the year progresses.

The increase in trade accounts payable primarily reflects differences in the timing related to both the payments for and the acquisition of raw materials for the Andrea Anti-Noise/Registered Trademark/ products.

Demand for Andrea Anti-Noise/Registered Trademark/ products has required the Company to raise additional working capital to support its production operations. Since December 1995, the Company has raised additional working capital through the issuance of convertible subordinated debentures. In addition, the Company has been exploring various forms of other bank debt and equity financing. The Company believes that its ability to remedy its existing accumulated deficit will depend primarily on the profitable growth of its Andrea Anti-Noise/Registered Trademark/ products. Notwithstanding growth in sales of Andrea Anti-Noise/Registered Trademark/ products during the 1997 First Half, no assurance can be given that demand will continue to increase for these products or any of the Company's other products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.















PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders of the Company on June 19, 1997 the shareholders were asked to vote on the following four proposals: Proposal
One to elect Frank A.D. Andrea, Jr., Douglas J. Andrea, John N. Andrea,
Christopher Dorney, Gary Jones, Scott Koondel, Paul Morris and Patrick D.
Pilch as directors of the Company; Proposal Two to authorize an amendment to the Certificate of Incorporation of the Company to increase the authorized shares of Common Stock to 15,000,000 shares from 10,000,000 shares; Proposal
Three to authorize an amendment to the Company's 1991 Performance Equity Plan to increase the number of shares issuable thereunder to 2,000,000 shares from 1,500,000 shares; and Proposal Four to ratify the selection of Arthur
Andersen LLP as the Company's independent accountants for the year ending
December 31, 1997.


 Matter                   For         Against or Withheld       Absentions     Broker Nonvotes
Proposal One:
Election of Directors

Frank A.D. Andrea, Jr.    3,790,389          114,069               -0-            -0-
Douglas J. Andrea         3,789,647          114,811               -0-            -0-
John N. Andrea            3,789,089          115,369               -0-            -0-
Christopher Dorney        3,790,309          114,149               -0-            -0-
Gary A. Jones             3,790,809          113,649               -0-            -0-
Scott Koondel             3,789,867          114,591               -0-            -0-
Paul M. Morris            3,790,309          114,149               -0-            -0-
Patrick D. Pilch          3,790,447          114,011               -0-            -0-

Proposal Two:
Authorization of
amendment to
Certificate of
Incorporation             3,738,311          157,277                  8,870       -0-

Proposal Three
Authorization of
amendment to 1991
Performance Equity
Plan (1)                  1,697,769          450,599                 29,656        1,726,434

Proposal Four
Ratification of
Selection Independent
Accountants               3,856,717           17,401                 30,340        -0-

-----------------
(1)  The meeting was adjourned to July 24, 1997, and subsequently adjourned to August 28, 1997 in order to afford an opportunity to non-voting shares to vote on this Proposal.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number          Description

27          Financial Data Schedule

 (b)  Reports on Form 8-K.

     The registrant did not file any reports on Form 8-K during the three-month period ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA  ELECTRONICS CORPORATION

/s/ John N. Andrea             Co-President                August 14, 1997
------------------------
    John N. Andrea

/s/ Patrick D. Pilch           Executive Vice President,   August 14, 1997
------------------------       and Chief Financial Officer
    Patrick D. Pilch