Form 10-Q
period 1997-09-30
ANDREA ELECTRONICS CORP
filed 1997-11-14
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)

( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

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

                             1-800-442-7787
            -----------------------------------------------------
             (Registrant's telephone number, Including area code)



    Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,380,804.

                        PART I---FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                                        September 30, 1997             December 31,1996
                                                        ------------------             ----------------
                                                          (unaudited)                      (audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $ 2,960,072                     $   921,065
   Marketable securities                                      100,270                         197,697
   Accounts receivable, net                                 5,463,211                       2,678,449
   Inventories, net                                         5,638,171                       4,774,175
   Deferred income taxes                                    1,306,615                       1,222,000
   Prepaid expenses and other current assets                  561,233                         132,691
                                                          -----------                     -----------
                  Total current assets                     16,029,572                       9,926,077

PROPERTY, PLANT AND EQUIPMENT, net                            789,319                         868,173
                                                          -----------                     -----------
                  Total assets                            $16,818,891                     $10,794,250
                                                          ===========                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                 $ 1,897,145                     $   822,400
   Other current liabilities                                  320,005                         267,603
                                                          -----------                     -----------
                  Total current liabilities                 2,217,150                       1,090,003

CONVERTIBLE DEBENTURES, net                                 1,813,712                       2,157,786

OTHER LIABILITIES                                              28,735                          38,500
                                                          -----------                     -----------

                  Total liabilities                         4,059,597                       3,286,289
                                                          -----------                     -----------

SHAREHOLDERS' EQUITY:
   Common stock, $.50 par value; authorized: 15,000,000
     shares; issued and outstanding: 8,380,804 and
     7,584,394 shares, respectively                         4,190,402                       3,792,197
   Additional paid-in capital                               8,259,035                       6,258,723
   Retained earnings (deficit)                                309,857                      (2,542,959)
                                                          -----------                     -----------
           Total shareholders' equity                      12,759,294                       7,507,961
                                                          -----------                     -----------
           Total liabilities and shareholders' equity     $16,818,891                     $10,794,250
                                                          ===========                     ===========

                                 See Notes to Consolidated Financial Statements

                                    ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                                         For the                           For the

                                                    Three Months Ended                Nine Months Ended

                                                       September 30,                      September 30,

                                                    1997          1996                1997            1996
                                              ----------------------------      ------------------------------
SALES                                         $  7,210,911    $  2,745,095       $  18,676,055   $   5,489,504
COST OF SALES                                    4,247,121       1,585,646          11,022,262       3,767,308
                                              ------------    ------------       -------------   -------------
         Gross Profit                            2,963,790       1,159,449           7,653,793       1,722,196

RESEARCH AND DEVELOPMENT EXPENSES                  189,798         177,843             431,431         700,676
GENERAL, ADMINISTRATIVE AND SELLING EXPENSES     1,679,168         713,281           4,478,410       2,112,288
                                              ------------    ------------       -------------   -------------
	Income (loss) from operations            1,094,824         268,325           2,743,952      (1,090,768)
                                              ------------    ------------       -------------   -------------

OTHER INCOME (EXPENSE)
         Interest income                            10,889           9,731              52,173          38,432
         Interest expense                          (71,314)        (50,553)           (198,221)       (305,016)
         Rent and miscellaneous income              62,940          58,858             178,723         175,658
                                              ------------     -----------        ------------    ------------
                                                     2,515          18,036              32,675         (90,926)
                                              ------------     -----------        ------------    ------------
INCOME (LOSS) BEFORE INCOME TAX BENEFIT          1,097,339         286,361           2,776,627      (1,181,694)
INCOME TAX BENEFIT                                 471,000              --              76,189            --
                                              ------------     -----------        ------------    ------------
        NET INCOME (LOSS)                     $  1,568,339     $   286,361        $  2,852,816    $ (1,181,694)
                                              ============     ===========        ============    ============
NET INCOME (LOSS) PER SHARE                   $        .17     $       .04        $        .33    $       (.17)
                                              ============     ===========        ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                 9,244,113       7,339,052           8,708,335       6,980,476
                                              ============     ===========        ============    ============




                           See Notes to Consolidated Financial Statements

                         ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           (UNAUDITED)
                                                             Additional                          Total
                               Shares           Common         Paid-In        Accumulated      Shareholders'
                            Outstanding         Stock          Capital          Deficit           Equity
                            ---------------------------------------------------------------------------------

BALANCE, December 31, 1996      7,584,394      $  3,792,197    $  6,258,723   $ (2,542,959)      $  7,507,961

Exercise of Stock Options, net    716,750           358,375       1,605,506             --          1,963,881

Conversion of Convertible
Debentures                         79,660            39,830         394,806             --            434,636

Net Income                             --                --              --      2,852,816          2,852,816
                                ---------      ------------    ------------   ------------       ------------
BALANCE, September 30, 1997
(Unaudited)                     8,380,804      $  4,190,402    $  8,259,035   $    309,857       $ 12,759,294
                                =========      ============    ============   ============       ============


                       See Notes to Consolidated Financial Statements

                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                            1997             1996
                                                                         ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  2,852,816    $  (1,181,694)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
                    Depreciation and amortization                             261,568          425,154
                    Deferred income taxes                                     (84,615)              --
                    Non-cash interest on convertible debt                     198,221               --
          (Increase) decrease in:
                    Accounts receivable                                    (2,784,762)        (554,594)
                    Inventories                                              (863,996)      (3,548,274)
                    Prepaid expenses and other current assets                (508,412)          86,194
          Increase (decrease) in:
                    Trade accounts payable                                  1,074,745         (137,003)
                    Other current and long term liabilities                   (65,022)        (137,004)
                                                                         ------------      -----------
                     Net cash provided by (used in) operating activities       80,543       (5,047,221)
                                                                         ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property, plant and equipment, net                    (102,844)        (164,273)
          (Purchases) maturities of investment securities                      97,427          (94,101)
                                                                         ------------      -----------
                     Net cash provided by (used in) investing activities       (5,417)        (258,374)
                                                                         ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
          Payments of capital lease obligations                                    --          (33,188)
          Net proceeds from convertible debentures                                 --        3,455,000
          Exercise of stock options                                         1,963,881          245,406
                                                                         ------------      -----------
                     Net cash provided by financing activities              1,963,881        3,667,218
                                                                         ------------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                       2,039,007       (1,638,377)

CASH AND CASH EQUIVALENTS - beginning of period                               921,065        3,400,829
                                                                         ------------      -----------
CASH AND CASH EQUIVALENTS - end of period                                $  2,960,072      $ 1,762,452
                                                                         ============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Conversion of debt into common stock                           $    434,636      $   959,652



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

II.  Stock Split.  On September 2, 1997, the company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend that was distributed on September 17, 1997 to shareholders of record on
September 10, 1997.  All share and per share data included in the accompanying financial statements have been restated to reflect the stock split for all periods presented.

III. Earnings Per Common Share. Primary earnings/(loss) per common share is computed by dividing net earnings/(loss) available to common stockholders by the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding for the period. For the three and nine month periods ended September 30, 1996, average common equivalent shares (stock options) outstanding have not been included, as the computation would not be dilutive. Weighted average common shares outstanding were 9,244,113 and 8,708,335 for the three and nine month periods ended September 30, 1997, respectively, and 7,339,052 and 6,980,476 for the three and nine month periods ended September 30, 1996, respectively.

IV.  Recently Issued Accounting Pronouncement.  In March 1997, the
Financial Accounting Standards Board issued Statement of Financial Accounting
Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required EPS with a presentation of Basic EPS.
For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average number of shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS
No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

V.  Debt Financing.  On September 30, 1997, the Company entered into an
$8 million credit facility with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined.
The facility, together with the Company's availability under commercial letters of credit, approximates $10 million. The agreement matures on September 23, 1998 and automatically renews on an annual basis unless terminated by either party, as provided in the agreement. The facility is subject to normal banking terms and conditions, including financial covenant compliance and, at September 30, 1997, there were no outstanding borrowings under the agreement.




VI. Litigation. In December 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector
General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered by the Company in the first quarter of 1995. On August 12, 1997, the Company and claimant reached an agreement to settle certain claims relating to the contracts for an amount that was not material to the Company's results of operations.

VII. Procurement Agreement. On August 13, 1997, the Company entered into an agreement with International Business Machines Corporation and its subsidiaries ("IBM") covering the procurement by IBM from the Company of certain products. The agreement is effective as of August 1, 1997, replaces the Company's previous procurement agreement with IBM and will continue in full force and effect unless terminated earlier for material breach by either party, as provided in the agreement. During the nine months ended
September 30, 1997, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 59% of the Company's total sales.

VIII.  Subsequent Event.  On October 6, 1997, $648,000 of the Company's 15%
Subordinated Convertible Debentures, together with related accrued interest, was converted into the Company's common stock. Remaining debentures subject to conversion after the October 6th transaction is $1,250,000.

IX. Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation.










































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

An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its ANC and ANR products is its set of collaborative arrangements with hardware Original Equipment
Manufacturers ("OEM"s), software publishers, distributors and retailers actively engaged in the various markets in which the Company's ANC and ANR products have application. Under some of these arrangements, the Company supplies its products for sale by the collaborative partners. Under others, the collaborative partners supply the Company with software that the Company includes with its ANC and ANR technology. In addition, the Company is also seeking to increase its own direct marketing efforts.

The Company outsources the manufacture of its ANC and ANR products for its OEM, consumer and commercial customers. The Company also manufactures and distributes intercom systems and related components for military applications and industrial applications ("Traditional Military Products"). In contrast to the outsourced manufacturing of its ANC and ANR products for the non-military markets, the Company continues to manufacture its Traditional Products in its facility located in Long Island City, New York. The Company is engaged in developing a new line of products for military use that incorporate ANC and ANR technology. Management anticipates that it will manufacture these new military products, if successfully developed and marketed, through both outsourcing and self-manufacturing.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.









CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1997 (the "1997 Third Quarter" and the "1997 First Nine
Months") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended.  The words "believe", "expect",
"anticipate", and similar expressions identify forward-looking statements.
In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

RESULTS OF OPERATIONS

     Sales

Sales for the 1997 Third Quarter were $7,210,911, an increase of 163% over the three months ended September 30, 1996 (the "1996 Third Quarter"). Sales for the 1997 First Nine Months were $18,676,055, an increase of 240% over the nine months ended September 30, 1996 (the "1996 First Nine Months"). These increases in sales over both the three month and nine month prior year periods primarily reflect increasing market acceptance of voice interface computer applications that incorporate the Company's Anti-Noise technology, coupled with the strength of new product launches. The increase in sales during the 1997 Third Quarter reflects an approximate 391% increase in sales of Andrea Anti-Noise/Registered Trademark/ products to $6,161,950 or 86% of total sales, and an approximate 30% decrease in sales of the Company's Traditional Military Products to $1,048,961 or 14% of total sales.
The increase in sales during the 1997 First Nine Months reflects an approximate 1,163% increase in sales of Andrea Anti-Noise/Registered
Trademark/ products to $15,310,262 or 82% of total sales, and an approximate
11% increase in sales of the Company's Traditional Military Products to $3,365,793 or 18% of total sales. During the 1997 First Nine Months, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 59% of the Company's total sales.








     Cost of Sales

Cost of sales as a percentage of sales for the 1997 Third Quarter increased to 59% from 58% for the 1996 Third Quarter. Cost of sales as a percentage of sales for the 1997 First Nine Months decreased to 59% from 69% for the 1996
First Nine Months. The improvement during the 1997 First Nine Months principally reflects the efficiencies resulting from the Company's continuing efforts to globalize its sourcing and manufacturing activities, as well as maximizing the benefits of shifts in product mix. In addition, the higher cost of sales in 1996 reflected the higher costs incurred during the initial production runs of new Andrea Anti-Noise/Registered Trademark/ computer products during the 1996 Third Quarter and 1996 First Nine Months.

     Research and Development

Research and development expenses decreased 38% to $431,431 for the 1997 First
Nine Months from $700,676 for the 1996 First Nine Months. This decrease in research and development expenses during the 1997 First Nine Months is attributable to increased allocations of engineering and technician time to production costs and decreased allocations of engineering and technician time to design and development, reflecting the migration of the Company's Andrea
Anti-Noise/Registered Trademark/ products from design and development to commercial production. However, research and development expenses increased 7% to $189,798 for the 1997 Third Quarter from $177,843 for the 1996 Third Quarter.
This increase is primarily related to investments in technology that began at the end of the second quarter of 1997 and continued through the 1997 Third
Quarter. Management believes that such investments will continue throughout the remainder of fiscal 1997.

     General, Administrative and Selling Expenses

General, administrative and selling expenses increased 135% to $1,679,168 for the 1997 Third Quarter from $713,281 for the 1996 Third Quarter. General, administrative and selling expenses increased 112% to $4,478,410 for the 1997
First Nine Months from $2,112,288 for the 1996 First Nine Months. These increases, primarily attributable to the ANC and ANR product lines, reflect increased business development expenses related to existing and prospective collaborative arrangements with hardware OEMs, software publishers, distributors and retailers. In addition, the Company incurred increased promotional, marketing and sales expenses to promote product awareness and acceptance of the ANC and ANR product lines. As a percentage of sales, however, general, administrative and selling expenses decreased to 23% for the 1997 Third Quarter from 26% for the 1996 Third Quarter, and decreased to 24% for the 1997 First Nine Months from 38% for the 1996 First
Nine Months.

     Other Income (Expense)

Other income for the 1997 First Nine Months was $32,675 compared to other expense of $90,926 for the 1996 First Nine Months. This change is primarily attributable to decreases in interest expense as a result of conversion rights exercised in April 1997 and the lower effective interest rate on the outstanding convertible debentures during the 1997 First Nine Months compared to the 1996 First Nine Months.

     Provision for Income Taxes

The income tax benefit of $471,000 in the 1997 Third Quarter results from the effect of a provision of income taxes at the Company's 42% effective income tax rate, offset entirely by a reduction in the Company's reserve on previously-generated, fully-reserved deferred income tax assets. As part of the normal assessment of the Company's reserves, management determined that it has become more likely than not that a portion of the previously-reserved deferred tax assets will be realized and has, accordingly, reduced the valuation allowance on those previously reserved deferred tax assets. This determination is based on the Company's profitability in recent quarters and the impact of the sales performance of its products. No income tax benefit was recorded in the 1996 Third Quarter, as the Company was, at that time, providing a full reserve against deferred income tax assets. The Company will continue to assess its reserves on deferred income tax assets as the year progresses.

    Net Income (Loss)

Net income for the 1997 Third Quarter was $1,568,339, compared to net income of $286,361 for the 1996 Third Quarter. Net income for the 1997 First Nine
Months was $2,852,816, compared to a net loss of $1,181,694 for the 1996 First
Nine Months.  The levels of net income for the 1997 Third Quarter and 1997
First Nine Months principally reflect the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings provided by certain financial institutions. At September 30, 1997, the Company had cash and cash equivalents of $2,960,072 compared with $921,065 at December 31, 1996.

Working capital at September 30, 1997 was $13,812,422 compared to $8,836,074 at December 31, 1996. The increase in working capital reflects an increase in total current assets of $6,103,495 offset by an increase in total current liabilities of $1,127,147. The increase in total current assets reflects an increase in cash of $2,039,007, an increase in accounts receivable of $2,784,762, an increase in inventory of $863,996, an increase in deferred income taxes of $84,615 and an increase of $428,542 in prepaid expenses and other current assets. The increase in current liabilities reflects a $1,074,745 increase in trade accounts payable and a $52,402 increase in other current liabilities.

The increase in cash of $2,039,007 reflects $80,543 of net cash provided by operating activities, $5,417 of cash used in investing activities and $1,963,881 of cash provided by financing activities. The cash provided by operating activities, excluding non-cash charges, is primarily attributable to the Company's trade payable management policy for the production of its Anti-Noise/Registered Trademark/ computer headsets. The cash used in investing activities is a result of the maturity of one of the Company's marketable securities, offset by capital expenditures, primarily comprised of the ongoing upgrade of manufacturing dies and molds for Andrea
Anti-Noise/Registered Trademark/ products, as well as investments in the Company's existing information systems. The cash provided by financing activities resulted from the exercise of stock options.

The increase in accounts receivable primarily reflects the significant increase in sales during the 1997 First Nine Months. Generally, the Company collects receivables from sales within three months.

The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, increased fulfillment costs as well as increases in other service costs related to the remainder of fiscal 1997 and the first half of fiscal
1998.

The increase in the deferred tax asset represents a reduction of the valuation allowance on previously-reserved deferred tax assets in light of the Company's profitability over recent quarters and the expectation of realizing those assets through continued earnings. The Company will be continually re-assessing its remaining reserves on deferred income tax assets as the year progresses.





The increase in trade accounts payable primarily reflects differences in the timing related to both the payments for and the acquisition of raw materials for the Andrea Anti-Noise/Registered Trademark/ products.

Demand for Andrea Anti-Noise/Registered Trademark/ products has required the Company to raise additional working capital to support its production operations. In December 1995, April 1996 and August 1996, the Company raised additional working capital through the issuance of convertible subordinated debentures. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined in the agreement. Notwithstanding growth in sales of Andrea Anti-Noise
/Registered Trademark/ products during the 1997 First Nine Months, no assurance can be given that demand will continue to increase for these products or any of the Company's other products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.



















































PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 28, 1997, at a reconvened annual meeting, the shareholders of the Company authorized an amendment to the Company's 1991 Performance Equity
Plan to increase the number of shares issuable thereunder to 2,000,000 shares from 1,500,000 shares. The results of this vote were as follows:
FOR: 2,027,583; AGAINST: 801,787; ABSTAIN: 43,660.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number          Description

27          Financial Data Schedule

(b)  Reports on Form 8-K.

     The registrant filed a Report on Form 8-K on September 9, 1997 to report that on September 2, 1997 the registrant issued a press release containing information regarding a two-for-one stock split to be effected by a 100% stock dividend, which press release was filed as an exhibit to the Report on Form 8-K.










































                                   SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

/s/ John N. Andrea             Co-President                November 14, 1997
------------------------
    John N. Andrea

/s/ Patrick D. Pilch           Executive Vice President,   November 14, 1997
------------------------       and Chief Financial Officer
    Patrick D. Pilch



























































