Form 10-K
period 1997-12-31
ANDREA ELECTRONICS CORP
filed 1998-03-31
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1997
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ____________ to ____________

                        Commission file number 1-4324

                        ANDREA ELECTRONICS CORPORATION
                          -------------------------
            (Exact name of registrant as specified in its charter)

         New York                              11-0482020
----------------------------------     ------------------------------------
(State or other jurisdiction          (I.R.S. employer identification no.)
of incorporation or organization)

11-40 45th Road, Long Island City, New York             11101
---------------------------------------------          ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   800-442-7787
                                                      ------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
--------------------               -----------------------------------------
Common Stock, par value                    American Stock Exchange
 $.50 per share

Securities registered under Section 12(g) of the Exchange Act:  None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    As of March 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $175,477,430 (based on the closing sale price on the American Stock Exchange).

    The number of shares outstanding of the registrant's common stock as of March 30, 1998 was 9,053,230.

                     DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Part III by Items 10, 11, 12, and 13 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of shareholders to be held on June 18, 1998, which will be filed by the registrant within 120 days after the close of its fiscal year.

                           EXHIBIT INDEX ON PAGE 21

                             TABLE OF CONTENTS

                                                                    PAGE

TITLE PAGE                                                            1

PART I                                                                3-12
-------
ITEM 1. BUSINESS                                                      3-11
ITEM 2. PROPERTIES                                                    12
ITEM 3. LEGAL PROCEEDINGS                                             12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II                                                               12-19
- -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS                               12
ITEM 6. SELECTED FINANCIAL DATA                                       13
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 14-19
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   20
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE                        20

PART III                                                              20-21
- -------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           20
ITEM 11. EXECUTIVE COMPENSATION                                       20
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT                             20
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               20

PART IV                                                               21-23
- -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                          21

                                   PART I

ITEM 1.  BUSINESS

Overview

     Andrea Electronics Corporation (together with its subsidiaries, the "Company" or "Andrea") is engaged in the development, manufacture and marketing of its Andrea Anti-Noise/(Registered Trademark)/ family of electronic headsets and handsets with noise canceling and noise reducing features. Noise cancellation enhances voice-activated computing, computerized speech recognition, and computer and Internet telephony.
The Company believes that its noise cancellation products, which were commercially introduced in 1995, have become leading products for these applications because Andrea noise cancellation products generate the high levels of voice quality, intelligibility and reliability required by these applications and are very competitively priced. Noise reduction enhances the quality of sound heard in noisy environments and can also be used as a means of environmental sound control. One of the Company's newest headsets combines its active noise cancellation technology with its Andrea QuietWare/ (Registered Trademark)/ active noise reduction technology. The Company is also developing a new line of Andrea DSP/(Trademark)/ products with digital signal processing features to further its role in technology enhanced communications.

     The Company has been engaged in the electronic communications industry since 1934. For three decades prior to the Company's entry into the voice-activated computing market in the 1990's, its primary business was selling intercom systems for military and industrial use. The Company continues to manufacture replacement parts for these systems, but does not expect revenue from this business to be material. The Company is, however, seeking to apply its knowledge of the military and industrial markets to develop applications of its Andrea Anti-Noise technologies for these markets. No assurance can be given that these efforts will succeed, and the Company does not expect any material revenues from such new products for the foreseeable future.

Strategy

     The Company's strategy is to maintain and extend its lead in noise cancellation and noise reduction technologies and products. The Company intends to continue to broaden its Andrea Anti-Noise product line with its existing Andrea Anti-Noise technologies and to introduce new products based on digital signal processing technology currently under development by the Company.

     To leverage its research and development resources and direct sales efforts, the Company collaborates with large enterprises in software publishing and computer manufacturing and is seeking to increase on a global scale its relationships with large retail chains and distributors.

     The success of the Company's strategy will depend on its ability to increase sales of its line of existing Andrea Anti-Noise products, introduce additional Andrea Anti-Noise products and new Andrea DSP products, maintain the competitiveness of its technologies through further research and development, and achieve widespread adoption of its products and technologies. No assurance can be given that the Company will be able to accomplish these objectives. See "Collaborative Arrangements" and "Competition."

Andrea Anti-Noise Products

    Andrea Anti-Noise products include headsets, handsets and microphones, for sale directly to end-users, through distributors and value-added resellers, and in kit form to original equipment manufacturers, software publishers, Internet Service Providers, and Internet Content Developers. These products are designed to transmit voice signals with the high level of quality, intelligibility and reliability required by the broad range of emerging voice-based applications in computing and telecommunications.

Additionally, the Company has designed and produced accessories that enhance the performance and integration of the personal computer and Andrea Anti-Noise products. The markets and applications for and to which Andrea Anti-Noise products and peripherals are marketed and sold include the following:

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

    Consumer, Residential, and Commercial Telephony Applications

    -   Wire-based Telecommunications
    -   Cellular and other Wireless Telecommunications

    Commercial, Industrial, and Military Communications Applications

    -   Avionics
    -   Ground Transportation Communications
    -   Warehouse and Factory Communications

    Andrea Anti-Noise products embody the Company's active noise cancellation ("ANC") and noise cancellation ("NC") microphone technologies and active noise reduction ("ANR") earphone technologies. ANC microphone technology significantly enhances the quality of a speaker's voice, particularly in those environments where the speaker is surrounded by high levels of ambient background noise. ANR earphone technology enhances the quality of speech and audio heard by a listener in extremely noisy environments, particularly those characterized by low frequency sounds, such as those in aircraft, automobiles, trucks and other ground transportation equipment, machine rooms, and factories.

     PERSONAL COMPUTER, WORK STATION, AND COMPUTER-BASED AND INTERNET-BASED TELEPHONY PRODUCTS

     Andrea Anti-Noise products have been designed for voice-based computer applications and computer-based telephony across a broad range of hardware and software platforms. These products have been designed for voice-activated computer interfaces to operate application software, such as word processors, database managers, educational software, multimedia, and games, as well as for Internet and Intranet voice communications. The following products incorporate the Company's NC or ANC microphone technologies to cancel ambient noise in a range of different environments, including homes, mobile computing environments, offices, and factories. Also included in the following list are several accessories that enhance the performance and integration of the personal computer and Andrea Anti-Noise products.

     Andrea Anti-Noise ANC-100 Computer Headset. The ANC-100 is a lightweight, uniquely styled product that has a single, high fidelity earphone to which is attached a dual-function boom ANC microphone. The earphone is designed to be comfortably worn on the ear or to be placed on a desktop mount. When the headset is worn, the microphone is used in the near field mode; when the headset is placed on the desktop mount, the microphone is used in the far field mode. The suggested retail price of the ANC-100 is $59.95.

     Andrea Anti-Noise ANC-200 Computer Handset.   The ANC-200 consists of a
high fidelity earphone and ANC microphone system that closely resembles the traditional telephone handset. The ANC-200, however, offers features such as near field and far field use and an "on/mute" function. The suggested retail price of the ANC-200 is $49.95.

     Andrea Anti-Noise ANC-300 Hand-held Microphone. The ANC-300 is a dual-function ANC hand-held microphone with both near field and far field capabilities. Near field operation is utilized when holding the ANC-300; far field operation can be achieved by setting the microphone in an accompanying stand for amplified desktop performance. The suggested retail price of the ANC-300 is $39.95.

     Andrea Anti-Noise ANC-500 Computer Headset. The ANC-500 consists of a headband with a boom ANC microphone and earphone and an "on/mute" switch. The suggested retail price of the ANC-500 is $54.95.

     Andrea Anti-Noise ANC-550 Computer Headset. The ANC-550 consists of a stereo headset with a boom ANC microphone and an "on/mute" switch. The suggested retail price of the ANC-550 is $64.95.

     Andrea Anti-Noise ANC-600 Computer Headset. The ANC-600 is an active noise canceling monaural headset with an ultra-flex boom microphone. Its durable headband and "on/mute" switch differentiate this product. This headset can be used on either the left or right side of the head. The suggested retail price of the ANC-600 is $79.95.

     Andrea Anti-Noise ANC-650 Computer Headset. The ANC-650 is an active noise canceling stereo headset with an ultra-flex boom microphone. Like the ANC-600, it has a durable headband and "on/mute" switch, and can be used on either the left or right side of the head. The suggested retail price of the ANC-650 is $89.95.

     Andrea Anti-Noise QW-1000 Computer Headset. The QW-1000 is an Andrea QuietWare active noise reduction headphone system with a small external audio amplifier. Its superior stereo sound capabilities differentiate this product. The suggested retail price of the QW-1000 is $69.95.

     Andrea Anti-Noise QW-1000ANC Computer Headset. The QW-1000ANC combines Andrea QuietWare active noise reduction with Andrea active noise cancellation headset. This product, like the QW-1000, is differentiated by its stereo sound capabilities, "on/mute" switch and small external audio amplifier, and also includes an ultra-flex boom microphone. The suggested retail price of the QW-1000ANC is $99.95

     Andrea Anti-Noise NC-6 Computer Headset. The NC-6 consists of a back-of-the-head headband with a flex boom NC microphone. The NC-6 is a microphone-only headset. The suggested retail price of the NC-6 is $12.95.

     Andrea Anti-Noise NC-8 Computer Headset. The NC-8 is a lightweight, uniquely styled headset consisting of a headband with an around-the-ear style mount, and a flex boom NC microphone. The NC-8 is offered only as an OEM product.

     Andrea Anti-Noise NC-10 Computer Headset. The NC-10 is a miniature ear-bud headset with a flex boom NC microphone. The suggested retail price of the NC-10 is $19.95.

     Andrea Anti-Noise NC-12 Computer Headset. The NC-12 is a monaural in-ear headset consisting of a headband with a flex boom NC microphone. The suggested retail price of the NC-12 is $14.95.

     Andrea Anti-Noise NC-14 Computer Headset. The NC-14 is a dual in-ear headset consisting of a headband with a flex boom NC microphone. The suggested retail price of the NC-14 is $19.95.

     Andrea Anti-Noise NC-50 Computer Headset. The NC-50 consists of a headband with a boom NC microphone and earphone. The suggested retail price of the NC-50 is $29.95.

     Andrea Anti-Noise NC-65 Computer Headset. The NC-65 is a stereo headset with a flex boom NC microphone. Its durable headband and higher quality stereo sound features differentiate this headset. The suggested retail price of the NC-65 is $34.95.

     Andrea Anti-Noise NC-80 Computer Headset. The NC-80 consists of a headband with a boom NC microphone and earphone. This headset can be used on either the left or right side of the head. The suggested retail price of the NC-80 is $19.95.

    Andrea Anti-Noise NC-100 Computer Headset. The NC-100 is a lightweight, uniquely styled product that has a single, high fidelity earphone to which is attached a dual-function boom NC microphone. The earphone is designed to be comfortably worn on the ear or to be placed on a desktop mount. When the NC-100 is worn, the microphone is used in the near field mode; when the NC-100 is placed on the desktop mount, the microphone is used in the far field mode. The NC-100 is offered only as an OEM product.

     Andrea Anti-Noise NC-150 Computer Headset. The NC-150 is an ultralight, stereo headset with a flexible NC boom microphone. The suggested retail price of the NC-150 is $29.95.

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

     Andrea M-20 PC Mini Microphone. The M-20 is a desktop, omni-directional condenser microphone, which includes a monitor mount and lapel clip. The suggested retail price of the M-20 is $12.95.

     Andrea M-150 Stereo PC Headset. The M-150 is a stereo PC headset with flexible boom microphone and wide-frequency stereo headphones. The suggested retail price of the M-150 is $19.95.

     Andrea AWS-100 Wireless Voice Solutions Microphone. The AWS-100 is an ultralight one-half duplex headmounted microphone only product. The suggested retail price of the AWS-100 is $99.00 (without the rechargeable battery pack) and $149.00 (with the rechargeable battery pack).

     The Company markets all of the above products to end users through computer products distributors and value-added resellers, original equipment manufacturers and to publishers. Commercial sales of Andrea Anti-Noise products began with the ANC-100 in 1995. See "Collaborative Arrangements".

     CONSUMER, RESIDENTIAL AND COMMERCIAL TELEPHONY PRODUCTS

     As part of the Company's initial Andrea Anti-Noise development program it created two products for various applications in telephony: the ANC Telecommunications Kit and the ANC 321 Public Payphone Transmitter Module. Each of these products was designed to enhance voice intelligibility in high noise environments, such as train stations, airports and city streets. The ANC Telecommunications Kit is a customized kit for business, residential and cellular telephones. The ANC 321 Public Payphone Transmitter Module is a kit containing a module that can be easily retrofitted into public payphone handsets. In 1995, the Company licensed certain of this ANC technology to a subsidiary of BellSouth Products, Inc. for use in residential and small business telephones. This license, which expires at the end of 1998, was not utilized by the licensee and consequently became non-exclusive. The Company does not expect to receive any revenue under this license.

     COMMERCIAL, INDUSTRIAL AND MILITARY COMMUNICATIONS APPLICATIONS

     The Company has developed two Andrea Anti-Noise products for various communications applications in commerce, industry and the military: ANR Headphone Kits and ANR/ANC Headset Systems. The ANR Headphone Kit is a lightweight, open backed headphone for use in high-noise environments, such as airplane cabins, to reduce ambient noise and offer improved audio characteristics. Although the Company sold a limited number of these kits to a major producer of headphones, it does not expect any material revenue from these kits for the foreseeable future. The ANR/ANC Headset System is a high performance communication headset system with both ANR earphone technology and ANC microphone technology. This product is designed to be adapted to customer specifications for use in extreme, high noise environments, such as in aircraft, manufacturing and warehouse facilities, and military vehicles. The Company has been collaborating with Northrop Grumman Corporation ("Northrop Grumman") to develop military and commercial versions of the ANR/ANC Headset Systems, but does not expect any material revenue from these products for the foreseeable future. See "Collaborative Arrangements."

Collaborative Arrangements

     An important element of the Company's strategy is to promote widespread adoption of its Andrea Anti-Noise technology through collaborative arrangements with market and technology leaders. The Company has entered into several collaborative and distribution arrangements with software publishers and hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise products. These companies include, among others:
International Business Machines Corporation ("IBM"); Microsoft Corporation ("Microsoft"); Lernout & Hauspie, Inc. ("Lernout & Hauspie", formerly Kurzweil Applied Intelligence, Inc.); Dragon Systems, Inc. ("Dragon Sytems"); Voxware, Inc. ("Voxware"); The Learning Company, Inc. ("The Learning Company"); Mplayer; Packard Bell NEC; Lucent Technologies Inc.; and FICOMP, Inc. The Company has also established direct arrangements with large electronic and computer retail chains in the United States, including CompUSA and Staples, as well as with certain major distributors in Europe and the Americas. The Company is currently discussing additional arrangements with other software companies, several major personal computer companies, consumer electronic manufacturers, and electronic and computer retailers. No assurance can be given that any of these discussions will result in any definitive agreements.

     IBM Procurement Agreement.   In June 1995, the Company executed a
two-year procurement agreement with IBM covering the purchase by IBM of certain Andrea Anti-Noise products for the personal computer market. In 1997, the Company and IBM executed a new, expanded procurement agreement covering additional Andrea Anti-Noise products. During 1996 and 1997, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for 46% and 56%, respectively, of the Company's total sales. In addition, in 1997 the Company entered into a Revolving Loan and Security Agreement with IBM Credit Corporation ("IBM Credit") under which the Company may borrow up to $8 million against eligible accounts receivable and inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Microsoft License Agreement.   In October 1996, the Company entered into
a licensing agreement with Microsoft covering the distribution by the Company of Microsoft NetMeeting/(Registered Trademark)/ Internet and Intranet conferencing software with the Andrea Anti-Noise retail line of ANC headsets and handsets. This agreement replaced the Company's prior licensing agreement with Microsoft for Microsoft's MS Phone/(Registered Trademark)/ and MSVoice/(Registered Trademark)/ computer telephony and speech recognition software. In April 1997, the Company signed a similar licensing agreement with Microsoft allowing the Company to sell Microsoft's NetMeeting 2.0/(Registered Trademark)/Internet and Intranet conferencing software with Andrea Anti-Noise headsets. Andrea Anti-Noise headsets have been endorsed and recommended by Microsoft's NetMeeting Group. In August 1997, Microsoft recommended Andrea's ANC headsets for use with Internet Explorer 4.0 and, in addition, Microsoft's Windows Hardware Qualifications Lab certified Andrea ANC products for use with Windows 95/(Registered Trademark)/ and Windows NT /(Registered Trademark)/.

    Lernout & Hauspie Agreement. In September 1996, the Company entered into an agreement with Kurzweil Applied Intelligence, Inc., a predecessor of Lernout & Hauspie, covering the distribution by the Company of a special version of Kurzweil VoicePad/(Registered Trademark)/ for Windows/(Registered Trademark)/ with the Andrea Anti-Noise retail line of ANC headsets and handsets. In December 1997, this arrangement was complemented with a joint licensing and marketing agreement with Lernout & Hauspie under which Lernout & Hauspie bundles various Andrea Anti-Noise products with Lernout & Hauspie continuous speech recognition software products, including VoiceXpress/(Registered Trademark)/ and VoiceCommands/(Registered Trademark)/). In addition, Lernout & Hauspie resells various Andrea Anti-Noise products through its direct sales group to OEM, corporate and retail customers for use with Lernout & Hauspie's speech recognition dictation, voice verification and telecommunications software programs.

     Voxware Agreement. In April 1996, the Company entered into an agreement with Voxware, a developer of advanced voice-processing software for multimedia computing, Internet, and communications applications covering the distribution by the Company of Voxware's TeleVox/(Registered Trademark)/ Internet telephony software with the Andrea Anti-Noise family of computer headsets and handsets.

    The Learning Company Agreement. In November 1996, the Company entered into an agreement with The Learning Company to provide Andrea microphones with The Learning Company's educational CD-ROM products "Interactive Reading Journey 1" and "Interactive Reading Journey 2".

    Northrop Grumman Agreement. In 1993, the Company entered into a six-year agreement with Grumman Aerospace Corporation (subsequently acquired by Northrop Grumman) for the development and marketing of ANR/ANC headsets for military applications. Under this agreement, Northrop Grumman has exclusive worldwide rights to market these headsets to U.S. and non-U.S. military markets. The first headset developed under this agreement was targeted at one of the U.S. military procurement programs on which Northrop Grumman is a contractor. During the second half of 1997, after various product qualification testing, Northrop Grumman submitted a purchase order to the Company for a very limited number of these headsets for further testing for a second program with which Northrop Grumman is involved and indicated that it would not proceed with the Andrea headset for the first program. The Company does not anticipate any material revenue from sales of these headsets for the foreseeable future.

Traditional Products and Government Contracts

    The Company's traditional products include intercom systems and related components, such as headsets, amplifiers, electronic control boxes and panels, and wiring harnesses, for military and industrial applications. The prices of these components range from $100 to $6,000. As a result of the overall decline in procurement by the United States Department of Defense and the decline in industrial demand for these traditional products during the past ten years, most of the Company's recent sales of its traditional products have been replacement components for existing intercom systems and equipment previously sold by the Company. The Company anticipates a downward trend in sales of its traditional products in both absolute and relative terms.

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

     Since the beginning of 1997, the Company has been granted four patents in the United States covering its Andrea Anti-Noise technology. The first covers a noise cancellation apparatus and expires in 2014. The second covers a noise cancellation and noise reduction apparatus and expires in 2015. The third covers a noise cancellation headset for use with a stand or worn on the ear and expires in 2015. The fourth covers a design for a tethered media communication handset with controls and expires in 2010. In addition, the Company was granted three patents outside the United States. The first and second are in Canada and Mexico, covering a design for an untethered communications/media handset. They expire in 2007 and 2001, respectively. The third is in Taiwan covering a design for a boom microphone headset, and it expires in 2005. There are other U.S. and non-U.S. applications currently pending, and no assurance can be given that patents will be issued with respect to them or that future patent applications filed by the Company.

     Numerous patents have been granted in the fields of noise cancellation, noise reduction, computer voice recognition and related subject matter. The Company expects that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Moreover, the laws of other countries do not protect the Company's proprietary rights to its technologies to the same extent as the laws of the United States. There can be no assurance that any patents issued to the Company will provide it with competitive advantages or will not be infringed, challenged, invalidated, or circumvented by others, that the patents or proprietary rights of others will not have an adverse effect on the ability of the Company to do business, that the Company will be able to obtain licenses to patents of others, if needed, on terms acceptable to the Company or at all, or that the Company will be able to develop additional patentable technology that may be needed to commercialize successfully its existing technologies. The Company is also subject to the risk of adverse claims, interference proceeds before the U.S. Patent and Trademark Office, oppositions to patent applications outside the United States, and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is favorable to the Company.

    The Company markets its products under several trademarks, including, among others, Andrea AntiNoise. During 1997, the Company obtained a trademark for "Technology Enhancing Communications" for consumer electronics, specifically devices utilizing noise cancellation technology. The duration of the registration is ten years and is renewable indefinitely for ten-year periods.

Research and Development

     Andrea Anti-Noise technology is substantially important to the Company's competitiveness. To maintain its competitiveness, the Company has organized its research and development efforts using a market and applications approach for meeting the requirements of new and existing customers. Under this approach, the Company's engineering staff interacts closely with the Company's sales and marketing personnel and, frequently, directly with customers. The engineering staff is responsible for the research and development of new products and the improvement of existing products. Since 1991, substantially all of the Company's research and development has been focused on developing Andrea Anti-Noise technology and applications engineering. In 1997, the Company expended $1,106,880 for research and development of new products and product enhancements, representing a 12% increase from $988,483 in 1996. The Company expects research and development expenses to increase as it seeks to broaden its line of products and to develop Andrea DSP technology and products. No assurance can be given that the Company will be successful in these efforts. See "Part II- Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

     The Company employs its own marketing and sales staff as well as outside sales representative organizations to market Andrea Anti-Noise products and Andrea's traditional intercom products. In addition to the Company's direct marketing and sales efforts, Andrea Anti-Noise products are also marketed through software publishers, distributors in the personal computer, telecommunications equipment, computer and consumer electronic retailers, and original equipment manufacturers. Under current collaborative agreements, the Company's collaborative partners have various manufacturing, marketing, and sales rights to the products covered by the respective agreements. While no assurance can be given, the Company anticipates that it will enter into additional collaborative arrangements for its Andrea Anti-Noise and Andrea DSP products. Market acceptance of the Andrea Anti-Noise and Andrea DSP products is critical to the success of the Company. Traditional intercom products are marketed to original equipment manufacturers, military organizations, and industrial customers.

Manufacturing and Assembly

    The Company conducts assembly operations at its facility in New York and through subcontractors. During initial production runs of Andrea Anti-Noise products, the products are assembled by the Company at its New York facility from purchased components. As sales of any particular Andrea Anti-Noise product increase, assembly operations are transferred to a subcontractor in Asia. Most of the components for the Andrea Anti-Noise products are available from several sources and are not characteristically in short supply. However, certain more specialized components for the Andrea Anti-Noise products, such as microphones, are available from a limited number of suppliers and subject to long lead times. While the Company has, to date, been able to obtain sufficient supplies of these more specialized components, no assurance can be given that it will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on the Company's sales of Andrea Anti-Noise products.

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

Competition

    The markets into which the Company sells its Andrea Anti-Noise products and its traditional line of military and industrial products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of the Company's current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than the Company. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than the Company. No assurance can be given that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

Employees

    The Company employed 93 persons at December 31, 1997, of which 55 were production workers and technicians, 13 were members of the engineering staff, and 25 were concerned with administrative and sales duties. None of the employees are unionized or covered by a collective bargaining agreement. The Company believes that it generally enjoys good relations with its employees.

----------------
"Andrea Anti-Noise", "Andrea QuietWare", and "Technology Enhancing Communications" are registered trademarks of the Company. "Andrea DSP" is a trademark of the Company. "NetMeeting", "NetMeeting 2.0", "MS Phone", "MSVoice", "Windows", "Windows 95" and "Windows NT" are registered trademarks of Microsoft. "VoiceXpress" and "VoiceCommands" are registered trademarks of Lerner & Hauspie. "VoicePad" is a registered trademark of Kurzweill Applied Intelligence. "TeleVox" is a registered trademakr of Voxware.

ITEM 2.  PROPERTIES

    The Company currently owns and occupies the building located at 11-40 45th Road, Long Island City, New York 11101. The Company leases approximately one-third of these premises and receives rental income of $243,000 per annum, subject to annual adjustment. The machinery and equipment used by the Company are maintained in good operating condition and are adequate for the business of the Company as presently conducted. In addition, it is the opinion of management that the Company's property, plant and equipment are adequately covered by insurance.

     The Company intends to sell the building located at 11-40 45th Road, Long Island City, and relocate to a larger leased facility in Suffolk County on Long Island, New York (the "New Facility"). The lease expense associated with the New Facility is anticipated to range between $450,000 to $550,000 per year. The proceeds from the sale of the building is anticipated to range between $2 million and $2.2 million, net of applicable taxes. The sale of the building is expected to close during the first quarter of 1998 and the relocation to the New Facility is anticipated to occur during the second quarter of 1998. See Notes 5 and 9 to the Consolidated Financial Statements of the Company for further information concerning property, plant and equipment.

ITEM 3.  LEGAL PROCEEDINGS

     In December, 1994, a subpoena duces tecum was issued to the Company by the United States Department of Defense, Office of the Inspector General, seeking certain documents pertaining to contracts relating to audio frequency amplifiers. Documents responding to the subpoena were delivered in January 1995. On August 12, 1997, the Company and claimant reached an agreement to settle certain claims relating to the contracts for an amount that was not material to the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Company's stock is listed on the American Stock Exchange under the symbol "AND". The table below sets forth the high and low sales prices for the Company's Common Stock as reported by the American Stock Exchange. On March 16, 1997, there were approximately 494 holders of record of the Company's Common Stock.

     QUARTER ENDED          HIGH          LOW

     March 31, 1996        10 3/8         5 1/4
     June 30, 1996         10 11/16       6 7/16
     September 30, 1996     7 3/8         5
     December 31, 1996      7 7/16        5 1/4
     March 31, 1997         7 1/2         4 15/16
     June 30, 1997          6 7/8         5 1/16
     September 30, 1997    34 1/4         5 7/8
     December 31, 1997     29 1/8        16 1/8

     No dividends were paid in 1997 or 1996. The above prices have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend to stockholders of record on September 10, 1997 and paid on September 17, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data in the following table has been derived from the Company's audited financial statements for each of the years in the five-year period ended December 31, 1997.

                                                DECEMBER 31,
                         1997         1996         1995         1994         1993
                         -----------  -----------  -----------  -----------  ----------
INCOME STATEMENT DATA
Sales                    $26,429,804  $ 9,244,109  $ 5,440,792  $ 3,278,100  $6,527,972
Cost of Sales             16,077,801    5,913,091    3,190,226    2,394,828   3,903,585
                         -----------  -----------  -----------  -----------  ----------
Gross Profit              10,352,003    3,331,018    2,250,566      883,272   2,624,387
Research and Development   1,106,880      988,483      976,344    1,422,310     720,278
General, Administrative
  and Selling Expenses     5,753,130    3,872,919    2,925,460    1,995,434   1,472,270
                         -----------  -----------  -----------  -----------  ----------
Income (Loss) from
  Operations               3,491,993   (1,530,384)  (1,651,238)  (2,534,472)    491,839
Other Income (Expense)        76,864      (13,833)     375,323      234,636     240,454
                         -----------  -----------  -----------  -----------  ----------
Income (Loss) Before
  Provision (Benefit)
  for Income Taxes         3,568,857   (1,544,217)  (1,275,915)  (2,299,836)    732,293

Provision (Benefit) for
  Income Taxes               154,461   (1,222,000)           -            -      55,000
                         -----------  -----------  -----------  -----------  ----------
Net Income (Loss)        $ 3,414,396  $  (322,217) $(1,275,915) $(2,299,836) $  677,293
                         ===========  ===========  ===========  ===========  ==========

Basic Earnings Per Share      $  .42      $  (.05)      $ (.20)      $ (.42)     $  .27

Diluted Earnings Per Share    $  .39      $  (.05)      $ (.20)       $(.42)     $  .20


BALANCE SHEET DATA
Long Term Capital Lease
  Obligations            $         -  $         -  $     5,388  $    17,044  $   31,823
Long Term Obligations,
  including current
  portions               $    38,500  $ 2,196,286  $ 2,038,500  $    38,500  $   38,500
Retained Earnings
  (Deficit)              $   871,437  $(2,542,959) $(2,220,742) $  (944,827) $ 1,355,009
Total Assets             $17,789,184  $10,794,250  $ 6,551,110  $ 5,016,581  $ 3,356,579


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Andrea Electronics Corporation's mission is to provide state-of-the-art communications products for the "voice-activated, natural language-driven, human/machine interface" markets that are rapidly emerging from the convergence of the telecommunications and computer industries, and for the defense electronics markets that are requiring increasingly higher quality voice communication products. The Company's strategy for serving these markets is to leverage its expertise in audio communications technology, including its patented Andrea Anti-Noise Active Noise Cancellation ("ANC") and Andrea Anti-Noise Active Noise Reduction ("ANR") technologies, and to continue developing, manufacturing and marketing a line of Andrea Anti-Noise headsets, handsets and other communication devices to cost-effectively enhance voice communications for end users of the growing number of new, voice-based computer and computer telephony applications and interfaces. In addition, to extend the Company's position in technology enhancing communications, the Company has begun to develop its Andrea DSP products based on digital signal processing technology.

     Examples of the applications and interfaces for which Andrea Anti-Noise products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; multi-player Internet and CD ROM interactive games; speech recognition; multimedia; military and industrial communications; and other applications and interfaces that incorporate natural language processing. The Company believes that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems and avionics communications systems. High quality audio communication technologies will also be required for emerging "far field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

     An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its products is its set of collaborative arrangements with software publishers, distributors and retailers actively engaged in the various markets in which the Company's products have application, and hardware OEMs. Under some of these arrangements, the Company supplies its products for sale by the collaborative partners. Under others, the collaborative partners supply the Company with software that the Company includes with its products. In addition, the Company is also seeking to increase its own direct marketing efforts.

     The Company outsources the manufacturing of Andrea Anti-Noise products for its OEM, consumer and commercial customers. The Company also manufactures and distributes intercom systems and related components for military applications and industrial applications ("Traditional Military Products"). In contrast to the outsourced manufacturing of its Andrea Anti-Noise products for the non-military markets, the Company continues to manufacture its Traditional Products in its own facility. To the extent that the Company succeeds in developing a new line of products for military use that incorporate ANC and ANR technology, management anticipates that it will manufacture these new military products through both outsourcing and self-manufacturing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 and other items set forth in this Report on Form 10K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

-the rate at which the Company's Anti-Noise technology is accepted by the diverse range of users and applications within the global communications and informatics marketplace;

-the ability of the Company to maintain a competitive position for its Andrea Anti-Noise products in terms of technical specifications, quality, price, reliability and service and to develop similarly competitive Andrea DSP products, which ability will require the Company to have sufficient funds to expend on research and development;

-the ongoing ability of the Company to enter into and maintain collaborative relationships with larger companies in the fields of telecommunications, computer manufacturing, software design and publishing, Internet and online services, defense-related manufacturers and system providers, and retail and direct marketing distributors; and

-in the event that the Company experiences continued significant growth in demand for Andrea Anti-Noise products, the ability of the Company to raise sufficient external capital to fund the working capital requirements for meeting such demand.

The failure of the Company to surmount the challenges posed by any one or more of these factors could have a material adverse effect on the Company's results of operations and growth.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Sales

     Sales for the year ended December 31, 1997 were $26,429,804, an increase of 186% over sales of $9,244,109 for the year ended December 31, 1996. The increase primarily reflects increasing market acceptance of Andrea Anti-Noise products for providing the technology enhanced audio signals required for voice-driven computer applications, coupled with new product launches that were particularly strong in the latter half of 1997 due to retail introduction of several of the Company's products. For the year ended December 31, 1997, sales from Andrea Anti-Noise products comprised approximately 85% of total sales, while sales from the Company's traditional military products comprised approximately 15% of total sales.

     Cost of Sales

     Cost of sales as a percentage of sales for the year ended December 31, 1997 decreased to 61% from 64% for the year ended December 31, 1996. The improvement during 1997 principally reflects the efficiencies resulting from the Company's continuing efforts to globalize its sourcing and manufacturing activities, as well as maximizing the benefits of shifts in product mix. Also contributing to the improvement is the higher gross margins realized as a result of the retail introduction of the Company's products during the latter half of 1997.

     Research and Development

     Research and development expenses for the year ended December 31, 1997 increased 12% to $1,106,880 from $988,483 for the year ended December 31, 1996. This increase is primarily related to technological investments that resulted in 12 new product launches during 1997. Management believes increases in research and development will continue throughout 1998, with the expectation of several new product launches in order to continue providing state-of-the-art communications products for the various voice interface markets.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses for the year ended December 31, 1997 increased 49% to $5,753,130 from $3,872,919 for the year ended December 31, 1996. This increase, primarily attributable to Andrea Anti-Noise products, reflects increased business development expenses related to existing and prospective collaborative arrangements with hardware OEMs, software publishers, distributors and retailers. In addition, the Company incurred increased promotional, marketing and sales expenses to promote product awareness and acceptance of the Andrea AntiNoise product line. As a percentage of sales, however, general, administrative and selling expenses decreased to 22% for the year ended December 31, 1997 from 42% for the year ended December 31, 1996. In light of the Company's intention to introduce and support additional product launches during 1998, the Company expects to at least maintain and likely increase general, administrative and selling expenses, in terms of both absolute dollars and relative percentage of sales.

     Other Income (Expense)

     Other income for the year ended December 31, 1997 was $76,864 compared to Other expense of $13,833 for the year ended December 31, 1996. This change is primarily attributable to decreases in interest expense as a result of conversion rights exercised during 1997, and the lower effective interest rate on the outstanding convertible debentures during fiscal 1997.

     Provision for Income Taxes

     The income tax expense of $154,461 for the year ended December 31, 1997 resulted from the effect of a provision for income taxes at the Company's 42% effective income tax rate, substantially offset by a reduction in the Company's reserve on previously-generated, fully-reserved deferred income tax assets. As a part of the normal assessment of the Company's reserves, management determined that it has become more likely than not that a portion of the previously-reserved deferred tax assets will be realized and has, accordingly, reduced the valuation allowance on those previously reserved deferred tax assets. This determination is based on the Company's profitability in recent quarters and the impact of the sales performance of its products. Realization of remaining reserved deferred tax assets at December 31, 1997, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The income tax benefit of $1,222,000 for the year ended December 31, 1996 represented benefit generated from the 1996 loss as well as a reduction of the valuation allowance on previously reserved deferred tax assets at December 31, 1996 (see Note 8 to the financial statements).

     Net Income (Loss)

     Net income for the year ended December 31, 1997 was $3,414,396, compared to a net loss of $322,217 for the year ended December 31, 1996. The improvement principally reflects the factors described above.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Sales

     Sales for the year ended December 31, 1996 were $9,244,109, an increase of nearly 70% over sales of $5,440,792 for the year ended December 31,1995. The increase was attributable to a sharp increase in demand for Andrea Anti-Noiseproducts. This increase was partially offset by an expected decrease in sales of the Company's traditional military products. Sales of Andrea Anti-Noise products comprised a majority portion of total sales of the Company in 1996, and, while no assurance can be given, management anticipates another increase in sales of these products in 1997. For the year ended December 31, 1996, sales from the Company's Anti-Noise product line comprised approximately 68% of total sales while sales from the Company's traditional military products comprised approximately 42% of total sales.

     Cost of Sales

     Cost of sales as a percentage of sales for the year ended December 31, 1996 increased to 64% from 59% for the year ended December 31, 1995. The increase in cost of sales as a percentage of sales for the year ended December 31, 1996 reflects increased costs associated with initial production runs in the Company's New York facilities of Andrea Anti-Noise products introduced during the first six months of 1996.

     Research and Development

     Research and development expenses for the year ended December 31, 1996 increased 1% to $988,483 from $976,344 for the year ended December 31, 1995. Management believes that research and development will increase as the Company further develops and augments it Andrea Anti-Noise technology and product lines.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses for the year ended December 31, 1996 increased 32% to $3,872,919 from $2,925,460 for the year ended December 31, 1995. The increase for the year ended December 31, 1996 reflects the marketing and sales expenses, such as advertising, packaging and promotional expenses, associated with the Company's marketing, introduction, and promotion of Andrea Anti-Noise products to OEMs, distributors, value-added resellers and end users.

     Operating loss

     Operating loss for the year ended December 31, 1996 decreased 7% to $1,530,384 from $1,651,238 for the year ended December 31, 1995. This decline in operating loss reflects the increase in sales for the year ended December 31, 1996, offset by the 32% increase in general, administrative and selling expenses associated with increased business development and marketing expenses.

     Other Income Expense

     Other expense for the year ended December 31, 1996 was $13,833 versus Other income of $375,323 for the year ended December 31, 1995. This reversal resulted from an increase of $282,544 in interest expense associated with the Company's subordinated convertible debentures and the decrease in interest income of $101,865 resulting from the Company's average lower cash and cash equivalents throughout the year ended December 31, 1996, compared to the year ended December 31, 1995. These lower levels of cash and cash equivalents reflected the increased use of cash by the Company to secure components and supplies for the manufacture of Anti-Noise products.

     Net loss

     Net loss for the year ended December 31, 1996 was $322,217 compared to a net loss of $1,275,915 for the year ended December 31, 1995. This reduction in net loss reflects principally the factors described above and the income tax benefit associated with (a) the current year loss and (b) changes in the reserves provided against previous income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings provided by certain financial institutions. At December 31, 1997, the Company had cash and cash equivalents of $2,059,338 compared with $921,065 at December 31, 1996. The Company expects to realize cash proceeds during the second quarter of 1998 from the sale of its facility in Long Island City, New York. See "Item 2. Properties."

     Working capital at December 31, 1997 was $11,786,659 compared to $8,836,074 at December 31, 1996. The increase in working capital reflects an increase in total current assets of $4,504,568 offset by an increase in total current liabilities of $1,553,983. The increase in total current assets principally reflects an increase in cash of $1,138,273, an increase in accounts receivable of $1,889,984, an increase in inventory of $992,752, an decrease in deferred income taxes of $312,431 and an increase of $890,970 in prepaid expenses and other current assets. The increase in current liabilities principally reflects a $144,383 increase in trade accounts payable, a $1,193,472 increase in convertible debentures and a $225,742 increase in other current liabilities.

     The increase in cash of $1,138,273 reflects $799,829 of net cash used in operating activities, $308,259 of cash used in investing activities and $2,246,361 of cash provided by financing activities. The principal operating activities, excluding non-cash charges, for which cash was used were the increases in inventory and accounts receivable as a result of the significant demand for the Company's Andrea Anti-Noise products. The cash used in investing activities is a result of the maturity of one of the Company's marketable securities, offset by capital expenditures, primarily comprised of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-Noise products, as well as investments in the Company's existing information systems. The cash provided by financing activities resulted from the exercise of stock options.

     The increase in accounts receivable primarily reflects the significant increase in sales during 1997. Generally, the Company collects receivables from sales within three months.

     The increase in prepaid expenses and other current assets primarily includes increases in deferred advertising costs, as well as the recognition of increased premiums for prepaid property taxes and insurance, increased fulfillment costs associated with global marketing and sales expansion, and increases in other service costs related to future periods.

     The increase in deferred tax assets represents a further reduction of the valuation allowance on previously-reserved deferred tax assets in light of the Company's profitability over recent quarters and the expectation of realizing those assets through continued earnings. The Company will be continually re-assessing its remaining reserves on deferred income tax assets as the year progresses.

     The increase in trade accounts payable primarily reflects differences in the timing related to both the payments for and the acquisition of raw materials for Andrea Anti-Noise products.

     Demand for Andrea Anti-Noise products has required the Company to raise additional working capital to support its production operations. In December 1995, April 1996 and August 1996, the Company raised additional working capital through the issuance of convertible subordinated debentures. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined. At December 31, 1997, there were no borrowings outstanding under this facility.

     Notwithstanding growth in sales of Andrea Anti-Noise products during the year ended December 31, 1997, no assurance can be given that demand will continue to increase for these products or any of the Company's other products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

     In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and schedule listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 as to directors and executive officers is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 18, 1998. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 18, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive
Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 18, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference to the information captioned "Security Ownership" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 18, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     In 1996, the Company formed Andrea Military Communications, LLC
("AMC"), a Delaware limited liability company, in which the Company has a 72.7% equity interest. The purpose of AMC is to collaborate with Northrop Grumman in accordance with the Company's agreement with Northrop Grumman relating to the qualification for military sales and subsequent marketing of headsets that incorporate Andrea Anti-Noise technology to military customers. Among the members of AMC is a corporation owned by Christopher Dorney, a director of the Company. In exchange for this corporation acting as a manager of AMC through Mr.Dorney, this corporation was granted a 13.6% equity interest in AMC. In addition, commencing upon the award of a contract for the purchase of the headsets from Northrop Grumman to AMC, this corporation will receive an annual base compensation of $125,000, plus monetary or other compensation sufficient to provide insurance and other benefits to Mr. Dorney equivalent to those of the officers of the Company, plus an annual bonus in a range between 0% and 40% of the base compensation. Also immediately upon the award of such purchase contract, this corporation will be awarded warrants to purchase 50,000 shares of Andrea Common Stock at an exercise price of $10.00 per share, which warrants will vest at an annual rate of 20% beginning on the first anniversary of the date of the award. No assurance can be given that the headsets that are the subject of the agreement with Northrop Grumman will be qualified for purchase by the military or that a contract for the purchase of the headsets will be awarded by Northrop Grumman to AMC. See "Part I-Item 1-Business-Collaborative Arrangements-Northrop Grumman Agreement".

     During 1997 the Company paid an aggregate of $194,206 to Digital Technologies, Inc., a software development company of which Gary A. Jones, a director of the Company, is the President. Of this amount, approximately 90% was for software development fees and approximately 10% was for reimbursable expenses.

     Certain other information required by this Item 13 is incorporated by reference to the information captioned "Certain Relationships and Related Party Transactions" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 18, 1998.


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

                                                                    Page
                                                                    ----
   Reports of Independent Public Accountants                        F-1

   Consolidated Balance Sheets at December 31, 1997 and 1996        F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995                                 F-4

   Consolidated Statements of Shareholders' Equity for the
   three years ended December 31, 1997                              F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                 F-6

   Notes to Consolidated Financial Statements                       F-7

   (2)   INDEX TO FINANCIAL STATEMENT SCHEDULES

   Report of Independent Public Accountants on Schedule             S-1
   Schedule II - Valuation and Qualifying Accounts                  S-2

   (3)   EXHIBITS

   See (c) below.

(b)  REPORTS ON FORM 8-K

     On October 21, 1997, the Registrant filed a Current Report on Form 8-K relating to the Registrant's press release, dated October 21, 1997, containing financial information of the Registrant with respect to the quarter ended September 30, 1997.

(c)  EXHIBITS

                                    INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------
3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1992)

3.2      Certificate of Amendment of the Restated Certificate of
         Incorporation of Registrant

3.3      Amended By-Laws of Registrant (incorporated by reference to
         Exhibit 3.2 of the Registrant's Form 10-Q for the three months ended March 31, 1996)

4.1 Securities Purchase Agreement, dated as of December 22, 1995, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due 1997 (with form of Debenture attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K for the year ended December 31, 1995)

4.2 Registration Rights Agreement, dated as of December 22, 1995, relating to registration rights granted to the holders of the Registrant's 15% Convertible Subordinated Debentures due 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-K for the year ended December 31, 1995)

4.3 Securities Purchase Agreement, dated as of April 16, 1996, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due October 16, 1997 (with forms of Debenture and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the Six Months ended June 30, 1996)

4.4 Securities Purchase Agreement, dated as of August 7, 1996, relating to the sale of the Registrant's 10% Convertible
         Subordinated Debentures due February 9, 1998 (with forms of Debenture and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the Nine Months ended September 30, 1996)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Three Months ended June 30, 1995)

10.3* Memorandum of Agreement, dated as of September 14, 1993, by and between Grumman Aerospace Corporation and the Registrant
         (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.4* License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.5*    Software License Bundling Agreement, dated as of March 29,
         1996, by and between Voxware, Inc., and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Six Months ended June 30, 1996)

10.6 Employment Agreement, dated as of January 1, 1998, by and between John N. Andrea and the Registrant

10.7 Employment Agreement, dated as of January 1, 1998, by and between Douglas J. Andrea and the Registrant

10.8 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant

10.9** Direct Sales and License Agreement, dated as of October 13, 1997, by and between Lernout & Hauspie Speech Products and the Registrant

10.10** Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant

10.11 Revolving Loan and Security Agreement, dated as of September 23, 1997, by and between IBM Credit Corporation and the Registrant

21       Subsidiaries of Registrant

23        Consent of Independent Public Accountants

27       Financial Data Schedule

---------------
* Certain portions of this Agreement have been accorded confidential treatment.
** Confidential treatment has been requested for certain portions of this Agreement.

(d)   Financial Statement Schedules

      See Item 14(a)(2).


                        INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
   Reports of Independent Public Accountants                        F-1

   Consolidated Balance Sheets at December 31, 1997 and 1996        F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995                                 F-4

   Consolidated Statements of Shareholders' Equity for the
   three years ended December 31, 1997                              F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                 F-6

   Notes to Consolidated Financial Statements                       F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                             /s/ Arthur Andersen LLP
                                            ARTHUR ANDERSEN LLP




Melville, New York
January 27, 1998

                              ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                               ----------------------------------------------
                                           CONSOLIDATED BALANCE SHEETS
                                           ---------------------------

                                                                   December 31,
                                                      ------------------------------------
        ASSETS                                               1997                1996
        ------                                              ------               ----
CURRENT ASSETS:
  Cash and cash equivalents                           $     2,059,338     $       921,065
  Marketable securities                                       102,717             197,697
  Accounts receivable, net of allowance for
    doubtful accounts of $52,251                            4,568,433           2,678,449
  Inventories, net                                          5,766,927           4,774,175
  Deferred income taxes                                       909,569           1,222,000
  Prepaid expenses and other current assets                 1,023,661             132,691
                                                      ---------------     ---------------

                  Total current assets                     14,430,645           9,926,077

PROPERTY, PLANT AND EQUIPMENT, net                          1,022,342             868,173
DEFERRED INCOME TAXES                                         897,046              -
OTHER ASSETS                                                1,439,151              -
                                                      ---------------     ---------------

                  Total assets                        $    17,789,184     $    10,794,250
                                                      ===============     ===============



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations     $        -          $         4,685
  Trade accounts payable                                      966,783             822,400
  Accrued salaries and wages payable                           57,991              62,920
  Convertible debentures, net (Note 6)                      1,193,472              -
  Other current liabilities                                   425,740             199,998
                                                      ---------------     ---------------

                  Total current liabilities                 2,643,986           1,090,003

CONVERTIBLE DEBENTURES, net (Note 6)                           -                2,157,786

OTHER LIABILITIES                                              38,500              38,500
                                                      ---------------     ---------------

                  Total liabilities                         2,682,486           3,286,289
                                                      ---------------     ---------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
  Common stock, $.50 par value; authorized:
    10,000,000 shares; issued and
    outstanding: 8,706,692 and 7,584,394
    shares, respectively                                    4,353,346           3,792,197
  Additional paid-in capital                                9,881,915           6,258,723
  Retained earnings (accumulated deficit)                     871,437          (2,542,959)
                                                      ---------------     ---------------
           Total shareholders' equity                      15,106,698           7,507,961
                                                      ---------------     ---------------
           Total liabilities and shareholders' equity  $   17,789,184     $    10,794,250
                                                      ===============     ===============

      The accompanying notes are an integral part of these consolidated balance sheets.

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                               For the Years Ended December 31,
                                             ------------------------------------------------------
                                                      1997               1996              1995
                                                      ----               ----              ----
SALES                                           $  26,429,804      $   9,244,109     $   5,440,792

COST OF SALES                                      16,077,801          5,913,091         3,190,226
                                                -------------      -------------     -------------

              Gross profit                         10,352,003          3,331,018         2,250,566

RESEARCH AND DEVELOPMENT EXPENSES                   1,106,880            988,483           976,344

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES        5,753,130          3,872,919         2,925,460
                                                -------------      -------------     -------------

              Income (loss) from operations         3,491,993         (1,530,384)       (1,651,238)
                                                -------------      -------------     -------------

OTHER INCOME (EXPENSE):
   Interest income                                     64,873             57,599            159,464
   Interest expense                                  (228,029)          (293,290)           (10,746)
   Rent and miscellaneous income                      240,020            221,858            226,605
                                                -------------      -------------      -------------
                                                       76,864            (13,833)           375,323
                                                -------------      -------------      -------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION
 (BENEFIT)                                          3,568,857         (1,544,217)        (1,275,915)

INCOME TAX PROVISION (BENEFIT) (Note 8)               154,461         (1,222,000)              -
                                                -------------      --------------     -------------

              NET INCOME (LOSS)                 $   3,414,396      $    (322,217)     $  (1,275,915)
                                                =============      =============      =============

PER SHARE INFORMATION (Note 3):
Net Income (Loss) Per Share:
   Basic                                        $         .42      $        (.05)     $        (.20)
                                                =============      =============      =============
   Diluted                                      $         .39      $        (.05)     $        (.20)
                                                =============      =============      =============

Shares used in computing net income (loss) per share:
   Basic                                            8,148,153          7,129,534          6,259,080
                                                =============      =============      =============
   Diluted                                          8,862,263          7,129,534          6,259,080
                                                =============      =============      =============


The accompanying notes are an integral part of these consolidated statements.

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                  -------------------------------------------



                                                                     Retained
                                                      Additional     Earnings        Total
                           Shares        Common       Paid-In        (Accumulated    Shareholders'
                           Outstanding   Stock        Capital        Deficit)        Equity
                           ---------     -----------  -----------    -----------     -----------

BALANCE,
 December 31, 1994         6,032,720     $ 3,016,360  $ 2,617,832    $ (944,827)     $ 4,689,365

Exercise of stock options,
 net of related costs        541,000         270,500      281,330            -           551,830

Net loss                        -                -             -       (1,275,915)    (1,275,915)
                           ---------     -----------     ----------   ------------    ----------

BALANCE,
 December 31, 1995         6,573,720       3,286,860      2,899,162      (2,220,742)   3,965,280

 Conversion of convertible
 debentures                  635,674         317,837      3,267,905               -    3,585,742

 Exercise of stock options,
 net of related costs        375,000         187,500         91,656               -      279,156

 Net loss                         -               -              -         (322,217)    (322,217)
                           ---------     -----------     ----------    ------------   ----------

BALANCE,
 December 31, 1996         7,584,394       3,792,197      6,258,723       (2,542,959)  7,507,961

 Conversion of convertible
 debentures                  189,548          94,774      1,108,521               -    1,203,295

 Exercise of stock options,
 net of related costs        932,750         466,375      2,514,671               -    2,981,046

 Net income                       -               -             -           3,414,396  3,414,396
                           ---------     -------------   ----------     -------------  ---------
BALANCE,
 December 31, 1997         8,706,692     $  4,353,346   $ 9,881,915     $     871,437 $15,106,698
                           =========     ============   ===========     ============= ===========




The accompanying notes are an integral part of these consolidated statements.

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                            For the Years Ended December 31,
                                             ------------------------------------------------------
                                                      1997                1996                  1995
                                                      ----                ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $   3,414,396      $    (322,217)       $   (1,275,915)
   Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities:
     Non-cash interest expense on
       convertible debentures                        203,204            162,543                  -
     Depreciation and amortization                   322,499            353,308               112,380
     Barter transaction                             (750,000)               -                    -
     Deferred income taxes                           154,461         (1,222,000)                 -
     (Increase) decrease in:
       Accounts receivable, net                   (1,889,984)        (1,632,527)             (476,417)
       Inventories, net                           (1,492,752)        (3,651,182)             (855,090)
       Prepaid expenses and other current assets    (714,399)            57,954               (66,275)
       Other assets                                 (439,151)               -                    -
     Increase in:
       Trade accounts payable                        144,383            567,757               112,196
       Other current liabilities                     247,514             14,862               161,197
                                              ---------------      -------------        --------------
        Net cash used in operating activities       (799,829)        (5,671,502)           (2,287,924)
                                              ---------------      -------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                     -             (98,474)                 -
   Proceeds from sale of marketable securities       100,000               -                     -
   Purchases of property, plant and equipment       (408,259)          (393,998)             (161,341)
                                               ---------------      -------------      --------------
        Net cash used in investing activities       (308,259)          (492,472)             (161,341)
                                               ---------------      -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations              (4,685)           (39,946)              (14,779)
   Net proceeds from convertible debentures
    (Note 6)                           -            3,445,000             2,000,000
   Issuance of common stock upon exercise of
     stock options, net of related costs            2,251,046            279,156              551,830
                                               ---------------      -------------      --------------
     Net cash provided by financing activities      2,246,361          3,684,210            2,537,051
                                               ---------------      -------------      --------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  1,138,273         (2,479,764               87,786
CASH AND CASH EQUIVALENTS, beginning of year          921,065          3,400,829            3,313,043
                                               ---------------      -------------      --------------
CASH AND CASH EQUIVALENTS, end of year         $    2,059,338      $    921,065      $    3,400,829
                                               ===============      =============      ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Conversion of convertible debentures and
 related accrued interest into common stock
 (Note 6)                                      $     1,203,295      $   3,585,742        $         -
                                               ===============      =============        ==============
   Cash paid for:
     Interest                                  $         -          $       -            $       10,746
                                                ===============      =============        ==============
     Income taxes                              $         5,200      $       3,145        $        1,400
                                               ===============      =============        ==============

The accompanying notes are an integral part of these consolidated statements.

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               DECEMBER 31, 1997
                               -----------------

1.   ORGANIZATION AND BUSINESS:
     -------------------------

Andrea Electronics Corporation (together with its subsidiaries, the "Company") was founded and incorporated in the state of New York in 1934 by Frank A. D. Andrea, an electrical engineer, inventor and innovator in the development of radio and television products in the United States. The Company's primary focus was the consumer radio and television market and, with the advent of the Second World War, the Company expanded its market to include applications for the U.S. military. Since then, the Company continues to do business in electronic audio systems, intercommunication systems and related equipment for airborne, mobile and naval applications to military and industrial companies. In 1991, the Company extended its product development for active noise reduction ("ANR") into the field of active noise cancellation ("ANC") and formed an active noise cancellation division for the purpose of engaging in the design, development, production and marketing of active noise cancellation and digital audio systems. In 1995, the Company formed three wholly-owned subsidiaries, ANC Manufacturing, Inc., Andrea Marketing, Inc. and Andrea Direct Marketing, Inc., each for the purpose of expanding the Company's efforts in the active noise cancellation/reduction markets. In 1996, the Company formed Andrea Military Communications, LLC for purposes of expanding the Company's efforts in the military communications market.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Principles of Consolidation
---------------------------

The financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Marketable Securities
---------------------

The Company accounts for investments according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, marketable securities used as part of the Company's asset management that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. Sales of securities were $100,000 in 1997. There were no sales of securities in 1996 and 1995. At December 31, 1997 and 1996, the carrying values of the Company's marketable securities approximate fair value. The securities mature as follows:

                                              1996               1997
                                              ----               ----

Within 1 year                              $   100,000        $    -
After 5 years through 10 years                  97,697            102,717
                                           -----------        -----------
                                           $   197,697        $   102,717
                                           ===========        ===========

Inventories
-----------

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

Property, Plant and Equipment
-----------------------------

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

Intangible Assets
-----------------

Patents and trademarks associated with the Company's proprietary technology are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 17 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. Patents and trademarks approximated $415,000 and $0 at December 31, 1997 and 1996, respectively, and are included in other assets on the accompanying consolidated balance sheets.

Revenue Recognition
-------------------

Revenue is recognized upon shipment and acceptance of goods.

Barter Transaction
------------------

The Company records barter transactions at the estimated fair market value of the services received. Barter revenue from a barter transaction approximated $1,250,000 during 1997. The value received in this transaction has been recorded as a deferred charge, $250,000 included in prepaid and other current assets and $1,000,000 included in other assets. This charge will be amortized over the lesser of the period of benefit or the program period, not to exceed five years. The Company did not engage in any barter transactions during 1996 or 1995.

Concentration of Credit Risk
----------------------------

The Company is a manufacturer of audio communications equipment for several industries. During 1997, the Company primarily generated sales from its noise canceling and active noise canceling products as well as through sales of its military products to the federal government. Sales of noise canceling and active noise canceling products to one customer and accounted for approximately 51% and 45% of total accounts receivable at December 31, 1997 and 1996, respectively, and approximately 56%, 46% and 3% of the total sales for 1997, 1996 and 1995, respectively. Sales of its military products aggregated approximately 10% and 19% of the total accounts receivable at December 31, 1997 and 1996, respectively, and approximately 15%, 42% and 45% of the total sales for the three years ended December 31, 1997, 1996 and 1995, respectively.

Income Taxes
------------

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

Accounting for Long-Lived Assets
--------------------------------

The Company accounts for long-lived assets according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The adoption of SFAS No. 121, in 1996, did not have a material effect on the Company's results of operations, cash flows or financial position.

Stock-Based Compensation
------------------------

In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (see Note 11).

Research and Development
------------------------

The Company expenses all research and development costs as they are incurred.

Advertising Expenses
--------------------

The Company charges all media costs of newspaper and magazine advertisements to expense when advertisements are run. Prepaid advertising at December 31, 1997 and 1996, which represents costs for media services purchased but not yet run, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
-----------------------------------

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1997 and 1996, the carrying value of all financial instruments approximated fair value.

Stock Split
-----------

On September 2, 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on September 17, 1997 to shareholders of record on September 10, 1997. All share and per share data included in the accompanying financial statements have been restated to reflect the stock split for all periods presented.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates
----------------

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

3.    NET INCOME (LOSS) PER SHARE:
      ---------------------------

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts.

The following chart provides a reconciliation of information used in calculating the per share amounts for the twelve months ended December 31, 1997. No information is presented for 1996 or 1995 as those calculations would present anti-dilutive results:

                                 Net                               Net Income
                                Income             Shares           Per Share
                                ------             ------          ----------
Basic EPS
---------
  Net income              $    3,414,396          8,148,153         $   .42
  Effect of dilutive
  employee stock options          -                 714,110            (.03)
                          --------------        -----------         -------

Diluted EPS
-----------
  Net income              $    3,414,396          8,862,263         $   .39
                          ==============        ===========         =======

Diluted EPS for 1996 and 1995 is the same as Basic EPS for those years, as the inclusion of the impact of stock options, warrants and convertible securities then outstanding would be anti-dilutive.

4.   INVENTORIES, NET:
     ----------------
Inventories, net consists of the following:

                                December 31,
                       ----------------------------
                          1997              1996
                       -----------      -----------

Raw materials           $2,438,290       $2,048,253
Work-in-process            276,745          120,610
Finished goods           3,332,403        2,870,905
                       -----------      -----------
                         6,047,438        5,039,768

Less: reserve for
  obsolescence             280,511          265,593
                       -----------      -----------
                        $5,766,927       $4,774,175
                       ===========      ===========

5.   PROPERTY, PLANT AND EQUIPMENT, NET:
     ----------------------------------

Property, plant and equipment, net consists of the following:

                                              December 31,
                                      ----------------------------
                                          1997             1996
                                      -----------       ----------

Land                                   $  109,000       $  109,000
Building                                  453,000          453,000
Building improvements                     372,928          387,978
Machinery and equipment                 1,406,389          984,746
                                       ----------       ----------
                                        2,341,317        1,934,724

Less:  accumulated depreciation         1,318,975        1,066,551
                                       ----------       ----------
                                       $1,024,008       $  868,173
                                       ==========       ==========

6.   CONVERTIBLE DEBENTURES, NET:
     ---------------------------

Convertible debentures, net, consists of the following:

                                       December 31,
                              ----------------------------
                                 1997             1996
                              -----------      -----------
Series B Debentures (a)       $    -           $   612,276
Series C Debentures (b)         1,193,472        1,545,510
                              -----------      -----------
                              $ 1,193,472      $ 2,157,786
                              ===========      ===========

(a) On April 16, 1996, the Company issued $2,198,000 of 15% Convertible Subordinated Debentures (the "Series B Debentures") due on October 16, 1997. The bonds and the related accrued interest were convertible into shares of the Company's common stock at a price of the lesser of (i) $14.438 per share (the maximum conversion price) and (ii) the closing price, which is defined as the last reported bid price for a given day on the exchange the Company's common stock is listed. In no event was the conversion price to be less than $6.563 per share (the minimum conversion price). During 1996, $1,550,000 of the Series B Debentures, together with related accrued interest, were converted into the Company's common stock and during 1997, the remaining $648,000 of the Series B Debentures, together with related accrued interest, were converted into the Company's common stock.
                                      F-10

(b) On August 7, 1996, the Company issued $1,687,500 of 10% Convertible Subordinated Debentures (the "Series C Debentures") due on February 9, 1998. The bonds and the related accrued interest are convertible into shares of the Company's common stock at a price of the lesser of (i) $12.075 per share (the maximum conversion price) and (ii) the closing price, which is defined as the last reported bid price for a given day on the exchange the Company's common stock is listed. In no event will the conversion price be less than $5.75 per share (the minimum conversion price). Conversion of these Series C Debentures into the Company's common stock can, at the holder's option, be effected in an amount of up to $843,750 beginning 135 days following the date of original issuance and up to the entire original principal amount beginning 180 days following the date of original issuance through maturity. These Series C Debentures are subordinated in right of payment to all future senior indebtedness, as incurred by the Company. During 1997, $437,500 of the Series C Debentures, together with the related accrued interest, were converted into the Company's common stock. At December 31, 1997, the remaining obligation from converted debentures is recorded net of an unaccreted discount of $56,528.

7.   RETIREMENT PLAN:
     ---------------

The Company has a defined contribution profit sharing plan which is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. The Company's contributions, which serve to match a portion of participant contributions, were $161,203, $110,831 and $91,225 for 1997, 1996 and 1995, respectively.

8.   TAXES:
     -----

Income tax provision (benefit) consists of the following:

                                             Year Ended December 31,
                                    ----------------------------------------
                                      1997              1996          1995
                                    ----------       -----------    --------
 Federal:
     Current                        $     -          $      -       $      -
     Deferred                        1,213,411          (525,000)          -
 State and Local:
     Current                              -                 -              -
     Deferred                          285,509          (144,000)          -
 Adjustment to valuation
   allowance related to opening
   net deferred tax assets          (1,344,459)         (553,000)          -
                                    ----------       -----------    ---------
                                    $  154,461       $(1,222,000)   $      -
                                    ==========       ===========    =========

A reconciliation between the provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to income
(loss) before income taxes is as follows:

                                                Year Ended December 31,
                                     ------------------------------------------
                                        1997             1996           1995
                                     ----------     -------------   -----------

Tax provision (benefit) at
  statutory rate                     $1,213,411      $  (525,000)   $(434,000)
Loss without tax benefit                    -                  -      434,000
State and local taxes                   285,509         (144,000)         -
Change in valuation allowance
   for opening net deferred
    tax assets                       (1,344,459)        (553,000)         -
                                     ----------      -----------    ---------
                                     $  154,461      $(1,222,000)   $    -
                                     ==========      ===========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 1997 and 1996, are as follows:

                                           1997                1996
                                           ----                ----

Allowance for doubtful accounts    $        22,000    $        22,000
Reserve for obsolescence                   118,000            112,000
NOL carryforward                         2,147,000          3,000,000
                                   ---------------    ---------------
                                         2,287,000          3,134,000
Less: valuation allowance                 (480,385)        (1,912,000)
                                   ---------------    ---------------
Deferred tax asset, net            $     1,806,615    $     1,222,000
                                   ===============    ===============

At December 31, 1997, the Company had net operating loss and credit carryforwards of approximately $4,400,000 expiring in varying amounts beginning in 2006 through 2010. In 1997 and 1996, management of the Company determined that, more likely than not, a portion of its previously-reserved deferred tax assets would be realized and, accordingly, reduced the related valuation allowance. The reduction in the valuation allowance is included in the income tax provision (benefit) in the accompanying consolidated statement of operations for 1997 and 1996, as well as in additional paid-in capital at December 31, 1997, for the portion of those deferred tax assets ($730,000) which are related to tax benefits associated with the exercise of stock options. The determination that the net deferred tax asset of $1,806,615 at December 31, 1997 is realizable is based on the Company's profitability during 1997, and the continued positive impact of the sales performance of its products. The remaining fully-reserved deferred tax assets, all of which are related to tax benefits associated with the exercise of stock options, will not result in a tax benefit in the consolidated statements of operations in future periods but, rather, will result in further increases to additional paid in capital, if and when realized.

9.   PROPERTY LEASE:
     --------------

Effective January 30, 1996, the Company, as lessor, amended a tenant's lease for the rental of approximately one-third of its building. The lease, expiring on May 31, 2001, requires annual rental payments of approximately $240,000. The agreement in effect for 1995 and 1994 required annual rentals of approximately $184,800. The tenant pays one-third of increases in real estate taxes over the base year and pays its entire proportionate share of operating expenses.

10.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

Legal Proceedings
-----------------

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

Letters of Credit
-----------------

Letters of credit are issued by the Company during the ordinary course of business through a major domestic bank as required by certain vendor contracts. As of December 31, 1997, the Company had outstanding letters of credit of approximately $900,000, which are fully collateralized by cash held with the same bank.

Line of Credit
--------------

On September 30, 1997, the Company entered into an $8,000,000 credit facility (the "Agreement") with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined, with an interest rate of the prime rate + .75% on any amounts outstanding. The Agreement matures on September 23, 1998 and automatically renews on an annual basis unless terminated by either party, as provided in the Agreement. The facility is subject to normal banking terms and conditions, including financial covenant compliance. At December 31, 1997, there were no outstanding borrowings under the Agreement.

11.  STOCK PLANS:
     -----------

Options
-------

On December 31, 1991, the Board of Directors of the Company adopted the 1991 Performance Equity Plan ("1991 Plan"), which was approved by shareholders. The 1991 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. On September 12, 1994, the Board of Directors of the Company approved an increase of the number of shares available for grant under the 1991 Plan to 1,500,000 shares, which subsequently was approved by the shareholders of the Company. Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At December 31, 1997, 625,500 stock options granted to employees and directors were exercisable.

The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted at market value (Note 2). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

                                                        1997           1996            1995
                                                        ----           ----            ----
Net income (loss):                    As Reported   $ 3,414,396   $  (322,217)   $  (1,275,915)
                                      Pro Forma       1,526,874    (1,093,868)      (1,569,716)

Basic net income (loss) per share:    As Reported          $.42         $(.05)           $(.20)
                                      Pro Forma             .19          (.16)            (.25)

Diluted net income (loss) per share:  As Reported          $.39         $(.05)           $(.20)
                                      Pro Forma             .17          (.16)            (.25)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Option activity in the 1991 Plan during 1997, 1996 and 1995 is summarized as follows:

                              1997                           1996                          1995
                     ----------------------         ----------------------        ----------------------
                           Weighted                       Weighted                      Weighted
                           Average                        Average                       Average
                           Exercise                       Exercise                      Exercise
                     Shares          Price          Shares          Price         Shares          Price
                     ------        --------         ------        --------        ------        --------
Outstanding at
beginning of period  2,200,250        $3.41         2,130,000         $4.12        2,466,000       $2.81
Granted                720,000         6.97           445,250          5.51          275,000        3.94
Exercised             (932,750)        3.21          (375,000)          .75         (541,000)       1.02
Canceled              (162,750)         .68                 -           -            (70,000)        .68
                     ---------                      ---------                      ---------
Outstanding at end
of period            1,824,750         5.57         2,200,250          3.41        2,130,000        4.12
                     =========                      =========                      =========
Exercisable at end
of year                625,500         4.68         1,442,000          1.83        1,527,750         .82
                     =========                      =========                      =========
Weighted average
fair value of
options granted                       $5.38                           $4.07                        $6.62
                                      =====                           =====                        =====


The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         1997               1996
                                         ----               ----

 Expected life (years)                   7.5                7.5
 Risk-free interest rates                6.87%              6.90%
 Volatility                             74%                69%
 Dividend yield                          0%                 0%

The following table summarizes information about stock options outstanding at December 31, 1997:



                                           Options Outstanding                     Options Exercisable
                               ---------------------------------------------   -------------------------
                                  Number          Weighted         Weighted       Number        Weighted
                               Outstanding         Average          Average     Exercisable      Average
                                   at             Remaining        Exercise         at
Exercise
 Range of Exercise Prices        12/31/97      Contractual Life      Price        12/31/97        Price
 ------------------------      -----------     ----------------    --------     -----------
---------
 $  0.68    to  $  1.02            349,500              4.49           .68         224,500           .68
    1.03    to     3.48             -                   -               -            -               -
    3.49    to     5.24             41,500              8.58          5.00           4,750          5.00
    5.25    to     7.88          1,188,750              7.93          5.67         351,250          5.67
    7.89    to    11.84            145,000              7.33          8.95          45,000          8.95
   11.85    to    16.75            100,000              9.66         16.75             -             -
                                 ---------              ----         -----      ----------       -------
     .68    to    16.75          1,824,750              6.98          5.57         625,500          4.68
                                 =========              ====         =====      ==========       =======

                                             F-14

Warrants
--------

In connection with an overseas equity offering in 1994, the Company issued 5 year warrants to purchase 47,500 shares of common stock at prices of $4.92 to $5.49 per share. During 1997, 5,000 of these warrants were exercised into an equivalent number of common shares. During 1996, 50% of the original number of warrants were converted into an equal number of options at an equivalent value. As of December 31, 1997, all of these 23,750 options are exercisable, and will expire on July 30, 2006. As of December 31, 1997, 18,750 of the warrants are exercisable and will expire on June 15, 1999.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE
                     -------------------------------------

Report of Independent Public Accountants on Schedule                       S-1

Schedule II - Valuation and Qualifying Accounts                            S-2

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
             ----------------------------------------------------




To Andrea Electronics Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements of Andrea Electronics Corporation included in this filing and have issued our report thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              /s/ Arthur Andersen LLP
                              ARTHUR ANDERSEN LLP




Melville, New York
January 27, 1998

                        ANDREA ELECTRONICS CORPORATION
                        ------------------------------

                                  SCHEDULE II
                                  -----------

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------



                                            Charged to  Charged to
                            Balance at      Costs and     Other                    Balance at
              1997          January 1       Expenses     Accounts     Deductions   December 31
              ----          ---------       ----------  ----------    ----------   -----------
Allowance for doubtful
  accounts                  $  52,521      $   -        $  -           $ -         $   52,521
                            =========      ==========   =========      ========    ==========

              1996
              ----

Allowance for doubtful
  accounts                  $  32,183      $   51,483   $  -           $ 31,145    $   52,521
                            =========      ==========   =========      ========    ==========

              1995
              ----

Allowance for doubtful
  accounts                  $  69,771      $   30,000   $  -           $ 67,588    $   32,183
                            =========      ==========   =========      ========    ==========



                                  SIGNATURES

    In accordance with the requirements of the Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANDREA ELECTRONICS CORPORATION
                                            By:  /s/ Frank A.D. Andrea, Jr.
                                            ------------------------------------
Date:  March 31, 1998                       Frank A.D. Andrea, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.

/s/ Frank A.D. Andrea, Jr.   Chairman of the Board        March 31, 1998
-------------------------    and Chief Executive Officer
Frank A.D. Andrea, Jr.

/s/ Patrick D. Pilch         Executive Vice President     March 31, 1998
-------------------------    and Chief Financial Officer
Patrick D. Pilch


/s/ John N. Andrea           Co-President                 March 31, 1998
-------------------------
John N. Andrea

/s/ Douglas J. Andrea        Co-President                 March 31, 1998
-------------------------
Douglas J. Andrea


/s/ Richard A. Maue          Vice President,              March 31, 1998
-------------------------    Controller
Richard A. Maue              and Secretary


/s/ Christopher Dorney       Director                     March 31, 1998
-------------------------
Christopher Dorney

/s/ Gary A. Jones            Director                     March 31, 1998
-------------------------
Gary A. Jones

/s/ Scott Koondel            Director                     March 31, 1998
-------------------------
Scott Koondel

/s/ Paul M. Morris           Director                     March 31, 1998
-------------------------
Paul M. Morris

                                    INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------
3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1992)

3.2      Certificate of Amendment of the Restated Certificate of
         Incorporation of Registrant

3.3      Amended By-Laws of Registrant (incorporated by reference to
         Exhibit 3.2 of the Registrant's Form 10-Q for the three months ended March 31, 1996)

4.1 Securities Purchase Agreement, dated as of December 22, 1995, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due 1997 (with form of Debenture attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K for the year ended December 31, 1995)

4.2 Registration Rights Agreement, dated as of December 22, 1995, relating to registration rights granted to the holders of the Registrant's 15% Convertible Subordinated Debentures due 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-K for the year ended December 31, 1995)

4.3 Securities Purchase Agreement, dated as of April 16, 1996, relating to the sale of the Registrant's 15% Convertible
         Subordinated Debentures due October 16, 1997 (with forms of Debenture and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the Six Months ended June 30, 1996)

4.4 Securities Purchase Agreement, dated as of August 7, 1996, relating to the sale of the Registrant's 10% Convertible
         Subordinated Debentures due February 9, 1998 (with forms of Debenture and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the Nine Months ended September 30, 1996)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Three Months ended June 30, 1995)

10.3* Memorandum of Agreement, dated as of September 14, 1993, by and between Grumman Aerospace Corporation and the Registrant
         (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.4* License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.5*    Software License Bundling Agreement, dated as of March 29,
         1996, by and between Voxware, Inc., and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Six Months ended June 30, 1996)

10.6 Employment Agreement, dated as of January 1, 1998, by and between John N. Andrea and the Registrant

10.7 Employment Agreement, dated as of January 1, 1998, by and between Douglas J. Andrea and the Registrant

10.8 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant

10.9** Direct Sales and License Agreement, dated as of October 13, 1997, by and between Lernout & Hauspie Speech Products and the Registrant

10.10** Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant

10.11 Revolving Loan and Security Agreement, dated as of September 23, 1997, by and between IBM Credit Corporation and the Registrant

21       Subsidiaries of Registrant

23       Independent Auditors' Consent

27       Financial Data Schedule

---------------
* Certain portions of this Agreement have been accorded confidential treatment.
** Confidential treatment has been requested for certain portions of this Agreement.