Form 10-K/A
period 1997-12-31
ANDREA ELECTRONICS CORP
filed 1998-04-30
CIK 6494

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

     Frank A.D. Andrea, Jr., age 71, has been Chairman of the Board since December 1965 and a Director of the Company since 1962. He served as President of the Company from December 1965 to November 1992. Mr. Andrea is the father of Douglas J. Andrea and John N. Andrea.

    John N. Andrea, age 40, has been Co-President of the Company since November 1992 and a Director of the Company since 1992. He served as Executive Vice President of the Company from January 1992 to November 1992 and as Sales & Marketing Director from September 1991 to November 1992. Mr. Andrea is the son of Frank A.D. Andrea, Jr. and the brother of Douglas J. Andrea.

     Douglas J. Andrea, age 35, has been Co-President of the Company since November 1992 and a Director of the Company since 1991. He served as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993. Mr. Andrea is the son of Frank A.D. Andrea, Jr. and the brother of John N. Andrea.

    Patrick D. Pilch, age 38, has been Executive Vice President and Chief Financial Officer of the Company since April 1995 and a Director of the Company since 1992. He served as Vice President - Investment Banking at Greenwich Capital Markets, Inc. from November 1991 to April 1995, and is a Certified Public Accountant.

    Paul M. Morris, age 37, has been a Director of the Company since 1992. He has been a Senior Managing Director at Schroder Capital Management since December 1996. He had been a Partner at Weiss, Peck & Greer from July 1995 to December 1996 and prior to that he was employed by Union Bank of Switzerland from 1987 to June 1995, where his last position was Managing Director - Equities.

    Christopher Dorney, age 55, has been a Director of the Company since
April 1995.   He has been President of Andrea Military Communications, LLC, a subsidiary of the Company. From September 1994 until April 1995, he had been President of the Pulse Laser Division of Holographics, Inc. since September 1994. He served as Director of Business Development at Grumman Corporation's Electronic System Division from January 1989 to September 1994.

     Scott Koondel, age 34, has been a Director of the Company since April 1995. He has been the Eastern Manager, Off-Network Television, Paramount Pictures, a subsidiary of Viacom International since June 1993, and was the National Sales Manager for WPIX-TV, a division of Tribune Broadcasting, from June 1990 to June 1993.

     Gary A. Jones, age 52, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer, Allied Signal Ocean Systems from 1987 to 1994. In March 1998, Mr. Jones became Managing Director of Andrea Digital Technologies, Inc.

DIRECTORS' FEES, BOARD MEETINGS AND COMMITTEES

     The Board does not have a nominating committee or a committee performing similar functions. In fiscal 1997, the Audit Committee was comprised of Messrs. Douglas J. Andrea, Paul M. Morris, Christopher Dorney and Scott Koondel. The Audit Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of the financial reporting; the committee also meets with the independent accountants and with appropriate Company financial personnel about these matters. The Audit Committee met one time during 1997. The Compensation Committee is comprised of Paul M. Morris, Scott Koondel and Christopher Dorney. The Compensation Committee administers the 1991 Plan and makes recommendations to the Board of Directors with respect to the compensation of management. The Compensation Committee met one time in 1997. The Board of Directors held six meetings during 1997. None of the directors attended less than 75% of such meetings. Each outside director receives a fee of $1,000 for each
meeting attended.   Paul M. Morris, Scott Koondel, Gary Jones and Christopher
Dorney were each paid directors' fees in the amount of $6,000 during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information for the last three fiscal years, respecting compensation earned by the four most highly compensated executive officers earning over $100,000, including the Chief Executive Officer.

                                                                        LONG-TERM
                                                                        COMPENSATION
                                                                     --------------------
                                        ANNUAL COMPENSATION                AWARDS
                                -----------------------------------  --------------------
                                                          OTHER      RESTRICTED                ALL
                                                         ANNUAL        STOCK     STOCK        OTHER
        NAME AND                 SALARY      BONUS    COMPENSATION     AWARDS   OPTIONS    COMPENSATION
   PRINCIPAL POSITION     YEAR    ($)         ($)         ($)           ($)       (#)           ($)
-------------------------  ----  --------    --------  -------------  ---------- --------   ------------
Frank A.D. Andrea, Jr.    1997   177,086          0      4,613(1)           0           0         0
Chairman of the Board,    1996   170,640          0      2,079(2)           0           0         0
Chief Executive Officer   1995   161,160          0      8,820(3)           0           0         0

John N. Andrea            1997   250,000          0      7,821(4)           0     150,000         0
Co-President              1996   202,885          0      7,071(5)           0           0         0
                          1995   174,616          0      7,307(6)           0     100,000(7)      0

Douglas J. Andrea         1997   250,000      4,000     10,652(8)           0     150,000         0
Co-President              1996   195,577      5,000      9,651(9)           0           0         0
                          1995   184,616          0      7,955(10)          0     100,000(7)      0

Patrick D. Pilch          1997   202,503          0      6,249(11)          0     100,000         0
Executive Vice President, 1996   157,500          0      1,555(12)          0           0         0
Chief Financial Officer   1995    73,077(13)      0          0              0     100,000(7)      0


(1)  Represents car allowance payments of $4,613.

(2)  Represents car allowance payments of $2,079.

(3) Represents contribution to Company's profit sharing plan equal to $6,750, or 4.2% of Frank Andrea's salary, and car allowance payments of $2,070.

(4) Represents contribution to Company's profit sharing plan equal to $5,250, or 2.1% of John Andrea's salary, and car allowance payments of $2,571.

(5) Represents contribution to Company's profit sharing plan equal to $4,500, or 2.2% of John Andrea's salary, and car allowance payments of $2,571.

(6) Represents contribution to Company's profit sharing plan equal to $4,500, or 2.6% of John Andrea's salary, and car allowance payments of $2,807.

(7) Represents number of shares covered by options granted in September 1994. Such grant was subject to shareholder approval of an increase in the number of shares covered by the 1991 Plan, which approval was obtained in September 1995.

(8) Represents contribution to Company's profit sharing plan equal to $5,250, or 2.1% of Douglas Andrea's salary, and car allowance payments of $5,402.

(9) Represents contribution to Company's profit sharing plan equal to $6,750, or 3.3% of Douglas Andrea's salary, and car allowance payments of $2,901.

Represents contribution to Company's profit sharing plan equal to $6,059, or 3.3% of Douglas Andrea's salary, and car allowance payments of $1,896.

Represents contribution to Company's profit sharing plan equal to $4,575, or 2.3% of Patrick Pilch's salary, and car allowance payments of $1,674.

(12)  Represents car allowance payments of $1,555.

(13)  Mr. Pilch joined the Company on April 1, 1995.

     The Company granted stock options covering an aggregate of 400,000 shares of Common Stock during fiscal year 1997 to the named executive officers as indicated in the above table.

     The following table summarizes for each of the named executive officers the number of shares acquired and value realized upon exercise of options during fiscal 1997 and the aggregate dollar value of in-the-money, unexercised options at December 31, 1997. None of the named executive officers exercised or held any SARs during the year.

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                      FISCAL YEAR END OPTION VALUES
                                                        Number of Securities       Value of Unexercised
                        Shares                          Underlying Options at      In-the-Money Options
                        Acquired on     Value           Fiscal Year End --         at Fiscal Year End --
Name                    Exercise        Realized        Exercisable/Unexercisable  Exercisable/Unexercisable(1)
-------------           -----------     --------        -------------------------  ---------------------------
Frank A.D. Andrea, Jr.  300,000 (2)     $        0            0 shares/             $        0/
                                                        100,000 shares (2)(6)       $  118,750

John N. Andrea          125,000 (3)     $1,839,598      225,000 shares/             $2,157,813/
                                                        150,000 shares (3)(6)       $1,884,375

Douglas J. Andrea       100,000         $1,555,500      300,000 shares/             $3,452,500/
                                                        150,000 shares (4)(6)       $1,884,375

Patrick D. Pilch         75,000         $        0       75,000 shares/             $  895,313/
                                                        100,000 shares (5)(6)       $1,256,250

(1) Values were based on a closing trade price for the Company's Common Stock on December 31, 1997 of $17.9375 per share.

(2) Frank A. D. Andrea was granted options under the 1991 Plan to purchase 300,000 shares at a price of $.743 per share on June 26, 1992 (all of which were exercised in 1997) and to purchase 100,000 shares at a price of $16.75 per share on August 28, 1997.

(3) John N. Andrea was granted options under the 1991 Plan to purchase 300,000 shares at $.675 per share on June 26, 1992 (of which options for 125,000 shares were exercised during 1997), to purchase 100,000 shares at a price of $6.00 per share on September 12, 1994 and to purchase 150,000 shares at a price of $5.375 per share on April 1, 1997.

(4) Douglas J. Andrea was granted options under the 1991 Plan to purchase 300,000 shares at $.675 per share on June 26, 1992 (of which options for 100,000 shares were exercised during 1997), to purchase 100,000 shares at a price of $6.00 per share on September 12, 1994 and to purchase 150,000 shares at a price of $5.375 per share on April 1, 1997.

(5)  Patrick D. Pilch was granted options under the 1991 Plan to purchase
25,000 shares at $.675 per share on June 26, 1992 (all of which were exercised in 1997), to purchase 25,000 shares at $.675 per share on October 26, 1992 (all of which were exercised in 1997), to purchase 100,000 shares at a price of $6.00 per share on September 12, 1994 (of which options for 25,000 shares were exercised in 1997) and to purchase 100,000 shares at a price of $5.375 per share on April 1, 1997.

(6) Of the options granted, none are exercisable during the first year following grant; 25% of the options become exercisable during the second year following grant; an additional 25% become exercisable during the third year following grant; and the remaining 50% become exercisable during the fourth year following grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 30, 1998 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director and director-nominee of the Company, (iii) each executive officer whose compensation exceeded $100,000 in the 1997 fiscal year, and (iv) all directors and executive officers of the Company as a group. The total number of shares of Common Stock outstanding on March 30, 1998 was 9,053,230.

NAME OF                          AMOUNT AND NATURE OF        PERCENT OF
BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)     CLASS
------------------               --------------------        ----------
Camille Andrea Casling (2)          768,700                      8.5%
Frank A. D. Andrea, Jr.(2)          612,318(3)                   6.8%
Mary Louise Andrea (2)              612,318(3)                   6.8%
ANC-I Limited Partnership(4)        360,000                      4.0%
Douglas J. Andrea (2)               304,230(5)                   3.4%
John N. Andrea (2)                  212,892(6)                   2.4%
Patrick D. Pilch                    163,350(7)                   1.8%
Paul M. Morris                       25,000                        *
Christopher Dorney                   10,000(8)                     *
Scott Koondel                        10,000(8)                     *
Gary A. Jones                        35,350(9)                     *
Directors and Executive
  Officers as a group
  (8 persons)                     1,373,140(10)                 15.2%

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

(2) Camille Andrea Casling is a sister of Frank A.D. Andrea, Jr., Chairman of the Company. Mary Louise Andrea is the spouse of Frank A.D. Andrea, Jr. Douglas J. Andrea and John N. Andrea, Co-Presidents of the Company, are the sons of Frank A.D. Andrea, Jr. and Mary Louise Andrea. The address of each of these individuals and ANC-I Limited Partnership is c/o the Company, 11-40 45th Road, Long Island City, New York 11101.

(3) Includes (i) 232,682 shares owned directly by Frank A.D. Andrea, Jr. and Mary Louise Andrea, his spouse, (ii) 79,636 shares owned by a son of Mr. and Mrs. Andrea, beneficial ownership of which is disclaimed by Mr. and Mrs. Andrea and (iii) 300,000 of the 360,000 shares owned by ANC-I Limited Partnership, representing Mr. Andrea's 41.67% and Mrs. Andrea's 41.67% interest in ANC-I Limited Partnership.

(4) ANC-I Limited Partnership is a Delaware limited partnership, of which the General Partners are Frank A. D. Andrea, Jr. and Mary Louise Andrea.
John N. Andrea and Douglas J. Andrea are limited partners of this partnership.

(5)  Includes (i) 9,944 shares owned directly by Douglas J. Andrea and
Mr. Andrea's spouse, (ii) 7,286 shares owned by Mr. Andrea's spouse,
(iii) 12,000 of the 360,000 shares owned by ANC-I Limited Partnership, representing Mr. Andrea's 3.3% interest in ANC-I Limited Partnership, and
(iv) 275,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 200,000 shares which are not currently exercisable or exercisable within 60 days from the date hereof.

(6) Includes (i) 438 shares owned directly by John N. Andrea and Mr. Andrea's spouse, (ii) 35,454 shares owned by Mr. Andrea's minor children,
(iii) 12,000 of the 360,000 shares owned by ANC-I Limited Partnership, representing Mr. Andrea's 3.3% interest in ANC-I Limited Partnership, and
(iv) 165,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 200,000 shares which are not currently exercisable or exercisable within 60 days from the date hereof.

(7)  Includes (i) 88,350 shares owned directly by Patrick D. Pilch and
(ii) 75,000 shares issuable upon the exercise of options which are currently exercisable pursuant to the terms of the 1991 Plan. Does not include 125,000 shares issuable upon the exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(8) Includes 10,000 shares issuable upon the exercise of options which are currently exercisable pursuant to the terms of the 1991 Plan.

(9) Includes 34,750 shares issuable upon the exercise of options which are currently exercisable pursuant to the terms of the 1991 Plan. Does not include 49,250 shares issuable upon the exercise of options which are not currently exercisable and will not become exercisable within the next 60 days.

(10) Includes the shares issuable upon the exercise of the options discussed in notes (5) through (9) above.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all
Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements were complied with, except that one monthly report was filed late by Douglas J. Andrea.

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


                                            ANDREA ELECTRONICS CORPORATION

                                            By: /s/ Frank A.D. Andrea, Jr.
                                            ------------------------------------
Date: April 30, 1998                        Frank A.D. Andrea, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.


/s/ Frank A.D. Andrea, Jr.    Chairman of the Board        April 30, 1998
--------------------------      and Chief Executive Officer
Frank A.D. Andrea, Jr.

/s/ Patrick D. Pilch          Executive Vice President     April 30, 1998
--------------------------      and Chief Financial Officer
Patrick D. Pilch

/s/ John N. Andrea            Co-President                 April 30, 1998
--------------------------
John N. Andrea

/s/ Douglas J. Andrea         Co-President                 April 30, 1998
--------------------------
Douglas J. Andrea

/s/ Richard A. Maue           Vice President,              April 30, 1998
--------------------------      Controller
Richard A. Maue                 and Secretary

/s/ Christopher Dorney        Director                     April 30, 1998
--------------------------
Christopher Dorney

/s/ Gary A. Jones             Director                     April 30, 1998
--------------------------
Gary A. Jones

/s/ Scott Koondel             Director                     April 30, 1998
--------------------------
Scott Koondel

/s/ Paul M. Morris            Director                     April 30, 1998
--------------------------
Paul M. Morris