Form 10-Q
period 1998-03-31
ANDREA ELECTRONICS CORP
filed 1998-05-15
CIK 6494

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998
                                      OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to_______________

                     Commission file number 1-4324
                                            -------

                    ANDREA ELECTRONICS CORPORATION
         -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

        New York                                   11-0482020
  ------------------------------                ------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)


 11-40 45th Road, Long Island City, New York             11101
 -------------------------------------------          ----------
  (Address of principal executive offices)            (Zip Code)

                              1-800-442-7787
          ----------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X      No
                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 14, 1998, 11,070,675 shares of Common Stock, par value $.50 per share.

ITEM 1.  FINANCIAL STATEMENTS

              ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
ASSETS                                      March 31,           December 31,
                                             1998                   1997
                                           --------            ------------
                                          (unaudited)            (audited)
CURRENT ASSETS:
Cash and cash equivalents                  $  2,355,962         $  2,059,338
Marketable securities                           742,174              102,717
Accounts receivable, net                      4,067,698            4,568,433
Inventories, net                              7,732,193            5,766,927
Deferred income taxes                           849,250              909,569
Prepaid expenses and other current assets     1,330,359            1,023,661
                                           ------------         ------------
Total current assets                         17,077,636           14,430,645

Property, plant & equipment, net                713,494            1,022,342
Deferred income taxes                           628,322              897,046
Other assets                                  1,938,444            1,439,151
                                           ------------         ------------
     Total assets                          $ 20,357,896          $17,789,184
                                           ============          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                     $  2,137,756          $   966,783
Other current liabilities                       661,653              483,731
Convertible debentures                                -            1,193,472
                                           ------------         ------------
Total current liabilities                     2,799,409            2,643,986

LONG TERM DEBT                                  429,880                    -
OTHER LIABILITIES                                     -               38,500
                                           ------------         ------------
     Total liabilities                        3,229,289            2,682,486
                                           ------------         ------------
SHAREHOLDERS' EQUITY:
  Common stock, $.50 par value;
    authorized: 15,000,000 shares;
    issued and outstanding: 9,052,730 and
    8,706,692 shares, respectively            4,526,365            4,353,346
  Additional paid-in capital                 11,294,632            9,881,915
  Retained earnings (deficit)                 1,307,610              871,437
                                           ------------         ------------
     Total shareholders' equity              17,128,607           15,106,698
                                           ------------         ------------
Total liabilities and shareholders' equity $ 20,357,896         $ 17,789,184
                                           ============         ============

                       See Notes to Consolidated Financial Statements

                   ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                             For the Three Months Ended March 31,
                                                   1998              1997
SALES                                        $   4,475,070     $   5,384,269

COST OF SALES                                    2,820,222         3,195,908
                                             -------------     -------------
Gross Profit                                     1,654,848         2,188,361

RESEARCH AND DEVELOPMENT EXPENSES                  407,453           152,824

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES     2,393,334         1,253,074
                                             -------------     -------------
Income (loss) from operations                   (1,145,939)          782,463
                                             -------------     -------------

OTHER INCOME (EXPENSE)
Interest income                                     10,643            19,048
Interest expense                                   (24,893)          (66,527)
Rent and miscellaneous income                    1,925,405            57,750
                                             -------------     -------------
                                                 1,911,155            10,271
                                             -------------     -------------

INCOME BEFORE PROVISION FOR INCOME TAXES           765,216           792,734

PROVISION FOR INCOME TAXES                         329,043           186,293
                                             -------------     -------------
NET INCOME                                   $     436,173     $     606,441
                                             =============     =============
PER SHARE INFORMATION:
Net Income Per Share:
Basic                                        $         .05     $         .08
                                             =============     =============
Diluted                                      $         .05     $         .07
                                             =============     =============

Shares used in computing net income per share:
Basic                                            8,936,255         7,734,394
                                             =============     =============
Diluted                                          9,661,189         8,988,096
                                             =============     =============

                     See Notes to Consolidated Financial Statements


                    ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)

                                                                                        Total
                             Shares        Additional     Paid-          Retaine        Shareholders'
                             Outstanding   Common Stock   In Capital     Earnings       Equity
                             -----------   ------------   ----------     --------       ------
BALANCE, December 31, 1997    8,706,692     $  4,353,346   $  9,881,915   $    871,437  $ 15,106,698
Exercise of Stock Options, net  108,000           54,000        134,030              -       188,030

Conversion of Convertible
Debentures                      238,038          119,019      1,278,687              -     1,397,706

Net Income                            -                -              -        436,173       436,173
                              ---------     ------------   ------------   ------------  ------------
BALANCE, March 31, 1998
(Unaudited)                   9,052,730     $  4,526,365   $ 11,294,632   $  1,307,610  $ 17,128,607
                              =========     ===++=======   ============   ============  ============


                                 See Notes to Consolidated Financial Statements



                  ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                      For the Three Months Ended
                                                                March 31,
                                                           1998           1997
                                                       ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   436,173    $    606,441
Adjustments to reconcile net income to net cash (used
 in) provided by operating activities:
         Depreciation and amortization                    505,788         101,491
         Deferred income taxes                            329,043         177,217
         Gain on sale of building                      (1,864,767)              -
     (Increase) decrease in:
         Accounts receivable                              500,735        (736,970)
         Inventories                                   (1,965,266)        949,782
         Prepaid expenses and other current assets       (699,488)       (136,575)
         Other assets                                    (499,293)              -
     Increase (decrease) in:
         Trade accounts payable                         1,170,973        (306,518)
         Other current and long term liabilities          328,974         (42,857)
                                                      -----------    ------------
            Net cash (used in) provided by
            operating activities                       (1,757,128)        612,011
                                                      -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net     (207,264)        (62,833)
     Proceeds from sale of building                     2,282,563               -
     Purchases of investment securities                  (639,457)              -
                                                      -----------    ------------
            Net cash provided by (used in)
            investing activities                        1,435,842         (62,833)
                                                      -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligations                      -               -
     Proceeds from revolving credit facility, net         429,880               -
     Exercise of stock options                            188,030         223,500
                                                      -----------    ------------
            Net cash provided by financing activities     617,910         223,500
                                                      -----------    ------------
NET INCREASE  IN CASH AND CASH  EQUIVALENTS               296,624         772,678
CASH AND CASH EQUIVALENTS - beginning of period         2,059,338         921,065
                                                      -----------    ------------
CASH AND CASH EQUIVALENTS - end of period             $ 2,355,962    $  1,693,743
                                                      ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Conversion of debt into common stock                  $ 1,397,706    $          -

                See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
------------------------------------------

I. Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, "Andrea Electronics" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

III. Earnings Per Common Share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts.

The following chart provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 1998 and 1997:

                                              Net Income          Shares          Net Income Per Share
                                              ----------          ------          --------------------
1998
  Net Income                                  $ 436,173           8,936,255        Basic     $ .05
  Effect of dilutive employee stock options                         724,934                      -
                                                                  ---------                  -----
                                                                  9,661,189        Diluted   $ .05
1997
  Net Income                                  $ 606,441           7,734,394        Basic     $ .08
  Effect of dilutive employee stock options                       1,253,702                   (.01)
                                                                  ---------                  -----
                                                                  8,988,096       Diluted    $ .07


IV. Comprehensive Income In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For 1997, and for the quarters ended March 31, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Therefore, the Company's comprehensive income is the same as its net income for all periods presented.

V. Debt Financing. On September 23, 1997, the Company entered into an $8 million credit facility with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined. The facility, together with the amount available to the Company under commercial letters of credit, approximates $10 million. The agreement matures on September 23, 1998 and automatically renews on an annual basis unless terminated by either party, as provided in the agreement. The facility is subject to normal banking terms and conditions, including year-end financial covenant compliance and, at March 31, 1998, there was $429,880 outstanding under the agreement.

VI. Procurement Agreement. In August 1997, the Company entered into an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement replaces all previous agreements with IBM and will continue in full force and effect unless terminated earlier for material breach by either party, as defined. During the three months ended March 31, 1998, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 53% of the Company's total net sales.

VII. Conversion of Convertible Debentures - On February 9, 1998, $1,250,000 of the Company's remaining 10% subordinated convertible debentures, together with related accrued interest, was converted into the Company's common stock. There are no remaining debentures subject to conversion at March 31, 1998.

VIII. Subsequent Event - On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar Signal
Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of digital signal processing (DSP) noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications. The consideration paid by the Company for the acquisition of Lamar was 1,800,000 shares of restricted common stock and $3,000,000 in cash. Of the 1,800,000 shares, one-third becomes freely transferable on the first anniversary of the closing, an additional one-third on the second anniversary and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998 with the remainder payable in four equal installments on each of the sixth, twelfth, twenty-four and thirty-six month anniversaries of the closing. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the purchase price (consisting of the present value of cash payments, the fair value of the restricted stock and other costs related to the acquisition) will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The value of the restricted stock and the overall purchase price allocation will be determined according to third party appraisals, other studies and additional information as they become available, and the Company expects that the excess of the purchase price over the net assets acquired will be amortized over a period not exceeding 10 years. Results of operations for Lamar will be included with those of the Company for periods subsequent to the date of acquisition.

IX. Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Andrea Electronics' mission is to provide state-of-the-art voice communications products for the natural language-driven, "human/machine" interface markets that are emerging from the convergence of the telecommunications and computer industries. The Company's strategy for serving these markets is to leverage its expertise in audio communications technology, including its patented Andrea Anti-Noise/Registered Trademark/ Active Noise Cancellation ("ANC") and Active Noise Reduction ("ANR") technologies, and to continue developing, manufacturing and marketing its line of Andrea Anti-Noise headsets, handsets and related communication products. These products are designed to cost-effectively enhance voice communications for end users of the growing number of new, voice-driven computer and computer telephony applications and interfaces. The Company is also seeking to apply its ANC and ANR technologies to the defense and industrial electronics markets that are requiring increasingly higher quality voice communication products. To extend its position in technology enhancing communications, the Company has undertaken a digital signal processing (DSP) development program. This program is the focus of the Company's recently formed Andrea Digital Technologies subsidiary and recently acquired Lamar Signal Processing subsidiary.

Examples of the applications for which Andrea Anti-Noise headsets, handsets and related products currently provide benefit include: voice-driven word processing, navigation and other speech recognition applications; Internet and other computer-based telephony and multi-point teleconferencing applications; multiplayer Internet and CD-ROM interactive games; multimedia entertainment and education applications; military and industrial communications; and other applications and interfaces that incorporate natural language processing. The Company's headsets, handsets and related products can be used with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems, and avionics communications systems. The Company believes its Andrea Anti-Noise products significantly enhance voice transmission and reception, particularly in noisy environments. In addition, the Company is designing its Andrea DSP products for emerging "far field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and computer-based collaboration, to natural language interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its products is its collaborative arrangements with software publishers, distributors and retailers actively engaged in the various markets in which the Company's products have application, as well as with hardware OEMs. Under certain of these arrangements, the Company supplies its products for sale by the collaborative partners. Under certain others, the collaborative partners supply the Company with software that the Company includes with its products. The Company is also seeking to increase its own direct marketing efforts.

The Company outsources the manufacturing of Andrea Anti-Noise products for its OEM, consumer and commercial customers. In contrast, the Company manufactures in its own facilities the intercom systems and related components for military applications and industrial applications that comprise its traditional line of intercom products ("Traditional Intercom Products"). To the extent that the Company succeeds in developing a new line of products for military and industrial use that incorporate Andrea Anti-Noise ANC and ANR technology, management anticipates that it will manufacture these new products through both outsourcing and self-manufacturing.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year. The Company expects its May 1998 acquisition of Lamar Signal Processing to be dilutive of net income during the remainder of 1998 and to begin being accretive in 1999.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1998 (the "1998 First Quarter") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", and similar expressions identify forward-looking statements. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

First, the rate at which the Company's Anti-Noise technology is accepted by the diverse range of users and applications within the global communications and computing marketplace;

Second, the ability of the Company to maintain a competitive position for its Andrea Anti-Noise products in terms of technical specifications, quality, price, reliability and service and the ability of the Company to develop similarly competitive Andrea DSP products will require the Company to have sufficient funds to expend on research and development and to manage the collaboration of its newly established Andrea Digital Technologies subsidiary and newly acquired Lamar Signal Processing subsidiary;

Third, the ongoing ability of the Company to enter into and maintain collaborative relationships with larger companies in the fields of telecommunications, computer manufacturing, software design and publishing, Internet and online services, defense-related manufacturers and system providers, as well as retail and direct marketing distributors;

Fourth, the potential for quarter-to-quarter and year-to-year fluctuations in the Company's results of operations caused by the rapid and continuing development of the markets in which the Company competes;

Fifth, to the extent that the Company seeks to grow on a global basis, it will become increasingly subject to potentially adverse economic and business conditions outside the United States and the risks of conducting international operations; and

Sixth, in the event that the Company experiences continued significant growth in demand for its Anti-Noise technology, the ability of the Company to raise sufficient external capital to fund the working capital requirements for meeting such demand.

The failure of the Company to surmount the challenges posed by any one or more of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

Sales

Sales for the 1998 First Quarter were $4,475,070, a decrease of 17% over the three months ended March 31, 1997 (the "1997 First Quarter"). This decrease in sales primarily reflects a decline in unit sales and to a lesser extent price erosion. The decrease in sales during the 1998 First Quarter was comprised of an approximate 17% decrease in sales of Andrea Anti-Noise products to $3,514,654, or 78% of total sales, and an approximate 9% decrease in sales of the Company's Traditional Intercom Products to $960,417, or 22% of total sales.

Cost of Sales

Cost of sales as a percentage of sales for the 1998 First Quarter increased to 63% from 59% for the 1997 First Quarter. The increase in cost of sales during the 1998 First Quarter principally reflects a shift in the product mix of sales.

Research and Development

Research and development expenses increased 167% to $407,453 for the 1998 First Quarter from $152,824 for the 1997 First Quarter. This increase is primarily related to management's commitment to maintain the Company's competitive technological position in the voice interface markets. Management intends to at least maintain this level of research and development during 1998, particularly as it seeks to broaden the Andrea Anti-Noise product line and to develop Andrea DSP technology and products. In this respect, a significant portion of research and development expenses are expected to be incurred by the Company's two wholly-owned subsidiaries, Andrea Digital Technologies and Lamar Signal Processing, both of which are focused on developing and incorporating next-generation digital voice solutions.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased 91% to $2,393,334 for the 1998 First Quarter from $1,253,074 for the 1997 First Quarter. This increase was primarily attributable to expanded marketing and selling of the ANC and ANR product lines to existing hardware OEMs, software publishers, distributors and retailers, and to the development of relationships with prospective collaborators and customers. In addition, the Company incurred increased promotional, marketing and selling expenses to promote product awareness and acceptance among end users of the ANC and ANR product lines and incurred significant marketing and selling expenses to expand the Company's global position. As a percentage of sales, general, administrative and selling expenses increased to 53% for the 1998 First Quarter from 23% for the 1997 First Quarter.

Other Income

Other income for the 1998 First Quarter was $1,911,155 compared to other income of $10,271 for the 1997 First Quarter. This change is primarily attributable to the gain of $1,864,767 on the sale of the Company's corporate headquarters during the 1998 First Quarter, coupled with a decrease in interest expense as a result of the conversion in the 1998 First Quarter of all of the Company's remaining convertible debentures.

Provision for Income Taxes

The provision for income taxes of $329,043 in the 1998 First Quarter represents income tax expense at the Company's combined statutory rate of approximately 43%. The provision for income taxes of

$186,293 in the 1997 First Quarter represents an effective tax rate of 23.5%, which was comprised of tax expense at the Company's combined statutory rate of approximately 43%, offset by a reduction in the Company's reserve on previously generated, fully-reserved deferred income tax assets in light of management's expectations as to future profitability at that time.

The Company will be continually re-assessing its reserves on deferred income tax assets as 1998 operations progress. The realization of remaining reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options.

Net Income

Net income for the 1998 First Quarter was $436,173 compared to net income of $606,441 for the 1997 First Quarter. The levels of net income for the 1998 First Quarter principally reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings provided from financial institutions. At March 31, 1998, the Company had cash and cash equivalents of $2,355,962 compared with $2,059,338 at December 31, 1997. In connection with the acquisition of Lamar Signal Processing in April 1998, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, with the remainder payable in four equal installments on each of the sixth, twelfth, twenty-fourth and thirty-sixth month anniversaries of the closing.


Working capital at March 31, 1998 was $14,278,277 compared to $11,786,659 at December 31, 1997. The increase in working capital reflects an increase in total current assets of $2,646,991 offset by an increase in total current liabilities of $155,423. The increase in total current assets reflects an increase in cash of $296,624, a decrease in accounts receivable of $500,735, an increase in inventory of $1,965,266, a decrease in deferred income taxes of $60,319 and an increase of $306,698 in prepaid expenses and other current assets. The increase in current liabilities reflects a $1,170,973 increase in trade accounts payable, a $177,922 increase in other current liabilities and a $1,193,472 decrease in convertible debentures (which were converted to equity during the period).

The decrease in accounts receivable primarily reflects the decrease in sales during the 1998 First Quarter coupled with more rigorous collection procedures. Generally, the Company collects receivables from sales within three months.

The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, increased fulfillment costs associated with expansion efforts as well as increases in other service costs related to the second quarter of 1998. The increase in other assets represents increases in patent and trademark costs for the Company's proprietary technology, as well as the establishment of an escrow account in connection with the sale of the Company's primary operating facility.

The increase in trade accounts payable and other current and long term liabilities primarily reflects differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea Anti-Noise products.

The increase in cash of $296,624 during the 1998 First Quarter reflects $1,757,128 of net cash used in operating activities, $1,435,842 of cash provided by investing activities, and $617,910 of cash provided by financing activities.

The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $1,145,939 operating loss in the 1998 First Quarter, coupled with an increase in inventory of the Company's Anti-Noise computer headsets in anticipation of future sales.

The cash provided by investing activities was primarily attributable to the sale of the Company's primary operating facility in Long Island City, New York, offset by capital expenditures on the ongoing upgrade of manufacturing dies and molds for Andrea Anti-Noise products and investments in the Company's information systems. Following the sale of the Company's primary operating facility, relocation is anticipated to occur during the third quarter of 1998 and the lease expense associated with the new facility is anticipated to range between $450,000 to $550,000 per year.

The net cash provided by financing activities resulted from drawdowns on the Company's revolving credit facility and the exercise of employee stock options.

In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000", which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. The Company believes, based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

Demand for Andrea Anti-Noise products has required the Company to raise additional working capital to support its production operations. In December 1995, April 1996 and August 1996, the Company raised additional working capital through the issuance of convertible subordinated debentures, all of which have been converted into common stock of the Company. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined, of which $429,880 was outstanding at March 31, 1998. The Company continually explores its financing options and may, from time to time, issue equity or debt in the public or private markets. Notwithstanding the significance of sales of Andrea Anti-Noise products during 1997 and the 1998 First Quarter, no assurance can be given that demand will continue for these products or any of the Company's other products or, that if such demand does increase, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all. Failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number          Description
----------           -------------
27                   Financial Data Schedule

(b)  Reports on Form 8-K.

On February 2, 1998, the Company filed a Report on Form 8-K containing the Company's January 27, 1998 press release on certain financial information with respect to the year ended December 31, 1997.

                            SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ANDREA  ELECTRONICS CORPORATION

/s/ John N. Andrea         Co-President                 May 14, 1998
----------------------
John N. Andrea

/s/ Patrick D. Pilch       Executive Vice President,    May 14, 1998
----------------------     and Chief Financial Officer
Patrick D. Pilch