Form 10-Q
period 1998-06-30
ANDREA ELECTRONICS CORP
filed 1998-08-14
CIK 6494

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

                         OR

(  )  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the transition period from __________ to__________



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

                               1-800-442-7787
             (Registrant's telephone number, Including area code)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,124,175.

Item 1 - FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                      June 30,              December 31,
ASSETS                                1998                  1997
                                      ------------          -----------
                                      (unaudited)           (audited)
CURRENT ASSETS:
  Cash and cash equivalents           $ 9,341,861           $ 2,059,338
  Marketable securities                   646,039               102,717
  Accounts receivable, net              4,153,282             4,568,433
  Inventories, net                      8,116,532             5,766,927
  Deferred income taxes                   473,000               909,569
  Prepaid expenses and other
    current assets                      1,437,287             1,023,661
                                       ----------            ----------
            Total current asset  s     24,168,001            14,430,645

PROPERTY, PLANT AND EQUIPMENT, net      1,250,088             1,022,342
DEFERRED INCOME TAXES                   1,004,572               897,046
OTHER ASSETS                            2,014,131             1,439,151
INTANGIBLE                             27,305,563                     -
                                       ----------            ----------
            Total assets              $55,742,355           $17,789,184
                                       ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable              $ 1,502,363           $   966,783
  Current portion of long term debt        93,440                     -
  Convertible notes - current portion           -             1,193,472
  Other current liabilities             1,854,466               483,731
                                       ----------            ----------
            Total current liabilities   3,450,269             2,643,986

CONVERTIBLE NOTES                      10,018,825                     -
LONG TERM DEBT                          2,703,188                     -

OTHER LIABILITIES                                                38,500
                                       ----------            ----------
            Total liabilities          16,172,282             2,682,486
                                       ----------            ----------

SHAREHOLDERS' EQUITY:
  Common stock, $.50 par value;
   authorized: 15,000,000 shares;
   issued and outstanding: 11,105,730
   and 8,706,692 shares, respectively   5,552,865             4,353,346
  Additional paid-in capital           34,595,924             9,881,915
  Retained earnings (accumulated
    deficit)                             (578,716)              871,437
                                       ----------            ----------
           Total shareholders' equity $39,570,073            15,106,698
                                       ----------            ----------
           Total liabilities and
           shareholders' equity       $55,742,355           $17,789,184
                                       ==========            ==========

                  See Notes to Consolidated Financial Statements

              ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                         For the                           For the
                                                    Three Months Ended                Six Months Ended
                                                         June 30,                          June 30,
                                                    1998            1997             1998            1997
                                               -----------     ------------     -----------      ------------
SALES                                         $   4,370,358    $   6,080,875    $  8,845,428     $  11,465,144
COST OF SALES                                     2,753,932        3,579,233       5,574,154         6,775,141
                                               ------------     ------------     -----------      ------------
    Gross Profit                                  1,616,426        2,501,642       3,271,274         4,690,003

RESEARCH AND DEVELOPMENT EXPENSES                   582,646           88,809         990,098           241,633

GENERAL, ADMINISTRATIVE AND
 SELLING EXPENSES                                 2,897,114        1,546,168       5,290,448        2,799,242
                                               ------------     ------------     -----------      -----------
    Income (loss) from operations                (1,863,334)         866,665      (3,009,272)       1,649,128

OTHER INCOME (EXPENSE)
  Interest income                                    62,671           22,236          73,315           41,284
  Interest expense                                  (85,664)         (60,380)       (110,119)        (126,907)
  Rent and miscellaneous income                           -           58,033       1,924,966          115,783
                                               ------------     ------------     -----------      -----------
                                                    (22,993)          19,889       1,888,162           30,160
                                               ------------     ------------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                (1,886,327)         886,554      (1,121,110)       1,679,288

PROVISION FOR INCOME TAXES                                -         (208,518)       (329,043)        (394,811)
                                               ------------     ------------     -----------      -----------
    NET INCOME (LOSS)                         $ (1,886,327)    $     678,036    $ (1,450,153)    $  1,284,477
                                              ============      ============     ===========      ===========

PER SHARE INFORMATION:
Net Income (loss) Per Share
Basic                                         $        .18)   $         .08    $      (.15)     $        .16
                                                ==========     ============     ==========       ===========
Diluted                                       $       (.18)   $         .08    $      (.15)     $        .16
                                                ==========     ============     ==========       ===========

Shares used in computing
 net income (loss) per share:
Basic                                           10,339,488        8,060,350      9,641,748         7,880,040
                                              ============     ============     ==========        ==========
Diluted                                         10,339,488        8,285,350      9,641,748         8,105,040
                                              ============     ============    ===========        ==========

             See Notes to Consolidated Financial Statements

                          ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                           (UNAUDITED)

                                                                           Retained
                                                           Additional      Earnings/          Total
                              Shares        Common         Paid-In         (Accumulated       Shareholders'
                              Outstanding   Stock          Capital         Deficit)           Equity
                              ------------  -------------   -------------   -------------     ------------
BALANCE,
 December 31, 1997            8,706,692     $ 4,353,346     $ 9,881,915    $   871,437        $15,106,698

Exercise of stock
 options, net of
 related costs                  343,000         171,500         915,541              -          1,087,041

Issuance of common stock
 for acquisition, net of
 related costs                1,818,000         909,000      22,519,781              -         23,428,781

Conversion of Convertible
 Debentures                     238,038         119,019       1,278,687              -          1,397,706

Net Income                            -               -               -     (1,450,153)        (1,450,153)
                             ----------     -----------     -----------    -----------         ----------
BALANCE, June 30, 1998
                             11,105,730     $ 5,552,865     $34,595,924    $  (578,716)       $39,570,073
                             ==========     ===========     ===========    ===========         ==========

             See Notes to Consolidated Financial Statements

                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                        For the Six Months Ended
                                                                                  June 30,
                                                                            1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $(1,450,153)     $  1,284,477
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
    Depreciation and amortization                                         1,095,693           155,304
    Gain on sale of building                                             (1,864,767)
    Deferred income taxes                                                   329,043           385,735
    Non-cash interest on convertible debt                                    32,259           126,907
    Changes in assets and liabilities, excluding effects of acquisition:
      Accounts receivable                                                   436,368        (1,580,969)
      Inventories                                                        (2,320,982)          (82,322)
      Prepaid expenses and other current assets                            (982,470)         (189,157)
      Other assets                                                         (574,980)                -
      Trade accounts payable                                                434,643           423,250
      Other current and long term liabilities                               318,795           (63,369)
                                                                         ----------       -----------
        Net cash provided by (used in) operating activities              (4,546,551)          459,856
                                                                         ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net                            (715,720)          (59,331)
Proceeds from sale of building                                            2,282,563
Maturities (Purchases) of investment securities                            (543,322)          100,666
Acquisition of business, net of cash acquired                              (947,276)                -
                                                                         ----------       -----------
        Net cash provided by investing activities                            76,245            41,335
                                                                         ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible debentures                                 10,000,000                 -
Long term debt proceeds                                                     665,788                 -
Exercise of stock options                                                 1,087,041           312,938
                                                                         ----------       -----------
        Net cash provided by financing activities                        11,752,829           312,938
                                                                         ----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                     7,282,523           814,129
                                                                         ----------       -----------
CASH AND CASH EQUIVALENTS - beginning of period                           2,059,338           921,065
                                                                         ----------       -----------
CASH AND CASH EQUIVALENTS - end of period                               $ 9,341,861      $  1,735,194
                                                                         ==========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Conversion of debt into common stock                                    $ 1,397,706      $    434,636
Issuance of notes payable for acquisition                               $ 1,564,000                 -
Issuance of Common Stock for acquisition                                $23,428,781                 -


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

The following chart provides a reconciliation of information used in calculating the per share amounts for the three months ended June 30, 1998 and 1997:

                                                   Net Income                    Net Income (Loss)
                                                   (Loss)         Shares         Per Share
1998
  Net loss                                         $(1,886,327)   10,339,488     Basic    $   (.18)
  Effect of dilutive employee stock options                  -             -                     -
                                                                  ----------              --------
                                                                  10,339,488     Diluted  $   (.18)
                                                                  ==========              ========
1997
  Net Income                                       $   678,036     8,060,350     Basic    $    .08
  Effect of dilutive employee stock options                          225,000                     -
                                                                  ----------              --------
                                                                   8,285,350     Diluted  $    .08
                                                                  ==========              ========

IV. COMPREHENSIVE INCOME. In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting form investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or in the case of interim reporting, in the footnotes to the financial statements. For 1997, and for the quarters ended June 30, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income
(loss) is the same as its net income (loss) for all periods presented.

V. DERIVATIVES. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June
16, 1998 and thereafter).  SFAS No. 133 cannot be applied retroactively.   SFAS
No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. While the Company operates in international markets, it does so presently without the use of derivatives and therefore this new pronouncement is not applicable.

VI. DEBT FINANCING. On September 23, 1997, the Company entered into an $8 million credit facility with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined. The facility, together with the Company's availability under commercial letters of credit, approximates $10 million. The agreement matures on September 23, 1998 and automatically renews on an annual basis unless terminated by either party, as provided in the agreement. The facility is subject to normal banking terms and conditions, including financial covenant compliance and, at June 30, 1998, there was approximately $665 thousand outstanding under the agreement.

VII. PROCUREMENT AGREEMENT. In August 1997, the Company entered into an agreement with International Business Machines Corporation and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement replaces all previous agreements with IBM and will continue in full force and effect unless terminated earlier for material breach by either party, as defined. During the three months ended June 30, 1998, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 50% of the Company's total net sales.

VIII. CONVERTIBLE NOTES. On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes ("Notes") due June 10, 2000. The Notes will be convertible into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing bid prices of the Common Stock during the 30 trading days preceding any date of conversion, subject to a maximum conversion price of $16.125 per share. The Notes become convertible on the earlier of October 8, 1998 and the effectiveness of a registration statement under the Securities Act of 1933, as amended, covering the sale of the shares of Common Stock into which the Notes are convertible, which registration statement the Company filed on August 10, 1998. At the option of the Company, interest is payable in the form of cash or shares of Common Stock at the conversion price then in effect. The maximum number of shares issuable upon conversion is 2,100,000 shares. The Company will use the $10 million in net proceeds from the issuance of the Notes for costs associated with technology acquisition and development, tooling costs, relocation costs, a new management information system and general working capital requirements.

IX. ACQUISITION. On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of digital signal processing (DSP) noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications. The consideration paid by the Company for the acquisition of Lamar was 1,800,000 shares of restricted common stock and $3,000,000. Of the 1,800,000 shares, one-third becomes freely transferable on the first anniversary of the closing, an additional one-third on the second anniversary and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998 with the remainder payable in four equal installments on each of the sixth, twelfth, twenty-four and thirty-six month anniversaries of the closing. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The acquisition resulted in goodwill of approximately $27.6 million, which is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 15-year period.

The pro forma results listed below reflect purchase price accounting adjustments, consisting primarily of amortization of goodwill using a 15-year amortization period and interest expense on the discounted value of the $2 million in notes payable, assuming the acquisition occurred at the beginning of each period presented. Pro forma sales amounts would not be materially different from the historical results reported herein:


                                          1997           1998
Net Income (loss)                         $ 502,821      $(1,819,482)
Net Income (loss) per share:
  Basic                                   $     .05      $      (.17)
  Diluted                                 $     .05      $      (.17)

X. RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Andrea Electronics Corporation's mission is to provide state-of-the-art communications products for the voice-activated, natural language-driven, "human/machine interface" markets that are rapidly emerging from the conver-gence of the telecommunications and computer industries, and for the defense electronics markets that are requiring increasingly higher quality voice communication products. The Company's strategy for serving these markets is to leverage its expertise in audio communications technology, including its patented Andrea Anti-Noise Active Noise Cancellation ("ANC") and Andrea AntiNoise Active Noise Reduction ("ANR") technologies, and to continue developing, manufacturing and marketing a line of Andrea Anti-Noise headsets, handsets and other communication devices to cost-effectively enhance voice communications for end users of the growing number of new, voice-based computer and computer telephony applications and interfaces. In addition, to extend the Company's position in technology enhancing communications, the Company has be-gun to develop its Andrea DSP/Trademark/ products based on digital signal pro-cessing (DSP) technology. In order to complement internal efforts surrounding DSP development, on May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of digital signal processing
(DSP) noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications.

Examples of the applications and interfaces for which Andrea Anti-Noise products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; multi-player Internet and CD ROM interactive games; speech recognition; multimedia; military and indus-trial communications; and other applications and interfaces that incorporate natural language processing. The Company believes that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems and avionics communications systems. High quality audio communication technologies will also be required for emerging "far field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its products is its set of collaborative arrangements with software publishers, distributors and retailers actively engaged in the various markets in which the Company's products have application, and with hardware OEMs. Under some of these arrangements, the Company supplies its products for sale by the collaborative partners. Under others, the collaborative partners supply the Company with software that the Company includes with its products. In addition, the Company is also seeking to increase its own direct marketing efforts.
                               Page 10

The Company outsources the manufacturing of Andrea Anti-Noise products for its OEM, consumer and commercial customers. The Company also manufactures and distributes intercom systems and related components for military applications and industrial applications ("Traditional Military Products"). In contrast to the outsourced manufacturing of its Andrea Anti-Noise products for the non-military markets, the Company continues to manufacture its Traditional Military Products in its own facility. To the extent that the Company succeeds in developing a new line of products for military use that incorporate ANC and ANR technology, management anticipates that it will manufacture these new military products through both outsourcing and self-manufacturing.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Prospectus or in the information incorporated by reference herein may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "anticipates," "believes", "estimates," "expects", "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business and industry, management's beliefs and certain assumptions made by the Company's management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors which may affect the Company's business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company cautions prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and could cause them to differ materially from those expressed in any such forward-looking statements: the rate at which the Company's Anti-Noise technology is accepted by the diverse range of users and applications within the global communications and informatics marketplace; the ability of the Company to maintain a competitive position for its Andrea Anti-Noise products in terms of technical specifications, quality, price, reliability and service and to develop similarly competitive Andrea DSP (digital signal processing) products, which will require the Company to have sufficient funds for research and development, marketing and general and administrative expenses; the ongoing ability of the Company to enter into and maintain collaborative relationships with larger companies in the fields of telecommunications, computer manufacturing, software design and publishing, Internet and online services, defense-related manufacturers and system providers, and retail and direct marketing distributors; and in the event that the Company experiences continued significant growth in demand for Andrea Anti-Noise products, the ability of the Company to raise sufficient external capital to fund the working capital requirements for meeting such demand. The failure of the Company to surmount the challenges posed by any one or more of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

    Sales

Sales for the three months ended June 30, 1998 (the "1998 Second Quarter") were $4,370,358, a decrease of 28% over the three months ended June 30, 1997 (the "1997 Second Quarter"). Sales for the 1998 First Half were $8,845,428, a decrease of 23% over the six months ended June 30, 1997 (the "1997 First Half"). These decreases in sales over both the three month and six month periods primarily reflect a shift in product mix to lower-priced and lower-margin products to original equipment manufacturers (OEMs).
In terms of sales on a per unit basis, the Company realized a 17% increase over the 1997 Second Quarter, offset by the aforementioned shift in product mix, reflecting an approximately 45% decrease in per unit sales prices for the same period. The decrease in sales during the 1998 Second Quarter reflected an approximate 30% decrease in sales of Andrea Anti-Noise products to $3,366,948, or 77% of total sales, and an approximate 20% decrease in sales of the Company's Traditional Military Products, to $1,003,410, or 23% of total sales. The decrease in sales during the 1998 First Half reflected an approximate 25% decrease in sales of Andrea Anti-Noise products to $6,881,601 or 78% of total sales, and an approximate 15% decrease in sales of the Company's Traditional Military Products to $1,963,827 or 22% of total sales. During the 1998 First Half, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 49% of the Company's total sales.

Management believes that the general slowing of growth rates in PC sales during the first half of 1998 contributed to the weaker demand for the Company's products. In addition, specific to retail efforts, unexpected increases in investments in both time and money have been required to not only penetrate, but also to maintain a positive sell-through position of the Company's microphone technologies. Management expects, however, that the Company will continue increasing its presence among the top office/computer superstores throughout 1998. Since the fourth quarter of 1997, the Company has established product presence in five of its targeted superstores including CompUSA, Staples, Computer City and most recently, OfficeMax. During the First Half of 1998, total retail sales approximated 7% of Andrea Anti-Noise products. Retail sales during the First Half of 1997 were nominal.

    Cost of Sales

Cost of sales as a percentage of sales for the 1998 Second Quarter and the 1998 First Half increased to 63% from 59% the 1997 Second Quarter and 1997 First Half. The increase in cost of sales related to product sales during the 1998 Second Quarter is primarily a result of the shift in product mix described above under "Sales".

    Research and Development

Research and development expenses increased to $582,646 for the 1998 Second Quarter from $88,809 for the 1998 First Quarter. These increases are primarily a result of the Company's continuing efforts on developing its digital signal processing technology, coupled with efforts in computer/telephony headset technologies, which efforts are anticipated to result in nine new computer/telephony products by the end of 1998. In addition, the second quarter of 1998 marked the first full quarter of research and development activities at the recently established, wholly-owned subsidiary, Andrea Digital Technologies ("ADT") based in Utah.
Research efforts at ADT are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing an optimal far-field microphone solution for various voice-driven interfaces, incorporating the Company's DSDA technology obtained through the recent acquisition of Lamar Signal Processing, Ltd. ("Lamar") in early May of this year. Correspondingly, the activities of Lamar since the date of acquisition provided for approximately 10% of the total research and development expenses for the second quarter of 1998. Based in Haifa, Israel, Lamar reinforces the Company's position in digital signal processing by broadening the Company's exposure to other industries including the consumer electronics and professional audio markets, among others. Considering all of the foregoing, through the 1998 First Half, total research and development expenses approximate 90% of the entire research and development expense for fiscal 1997. Management anticipates additional sequential quarterly increases in research and development spending as 1998 progresses.

     General, Administrative and Selling Expenses

General, administrative and selling expenses increased 87% to $2,897,114 for the 1998 Second Quarter from $1,546,168 for the 1997 Second Quarter. General, administrative and selling expenses increased 89% to $5,290,448 for the 1998 First Half from $2,799,242 for the 1997 First Half. These increases, primarily attributable to the ANC/ANR product lines and the recent acquisition of Lamar, reflect significant increased business development expenses relating to existing and prospective collaborative arrangements with hardware OEMs, software publishers and developers, distributors and retailers. The Company also incurred increased promotional, marketing and sales expenses to promote product awareness and acceptance of the ANC/ANR product lines, particularly in the retail marketplace, and incurred significant expenses with developing global expansion efforts. Also included in general, administrative and selling expenses for the 1998 Second Quarter is goodwill amortization of approximately $300,000 related to the acquisition of Lamar.

     Other Income (Expense)

Other income for the 1998 First Half was $1,888,162 compared to other income of $30,160 for the 1997 First Half. This change is primarily attributable to the net gain on the sale of the Company's corporate headquarters during the 1998 First Half of $1,864,767.

     Provision for Income Taxes

The provision for income taxes of $208,518 in the 1997 Second Quarter represented an effective tax rate of 23.5%, which is comprised of tax expense at the Company's combined statutory rate of approximately 42%, partially offset by a reduction in the Company's reserve on previously-generated, fully-reserved deferred income tax assets. No additional income tax provision or benefit was recorded in the 1998 Second Quarter, as the Company did not generate taxable income (the year-to-date provision relates principally to the sale of the Company's building during the 1998 First Quarter). The Company will be continually re-assessing its reserves on deferred income tax assets as 1998 progresses. The realization of most of the remaining reserved deferred tax assets (excluding those generated and fully reserved in the 1998 Second Quarter), if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options.

     Net Income (Loss)

Net loss for the 1998 Second Quarter was $1,886,327, compared to net income of $678,036 for the 1997 Second Quarter. Net loss for the 1998 First Half was $1,450,153, compared to net income of $1,284,477 for the 1997 First Half. The levels of net loss for the 1998 Second Quarter and 1998 First Half principally reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings provided by certain financial institutions. At June 30, 1998, the Company had cash and cash equivalents of $9,341,861 compared with $2,059,338 at December 31, 1997. The significant increase since December 31, 1997 is primarily a result of the Company's issuance and sale in a private placement, of $10,753,000 aggregate principal amount of 6% Convertible Notes. The Company will use the $10 million in net proceeds from the issuance of the Notes for costs associated with technology acquisition and development, tooling costs, relocation costs, a new management information system and general working capital requirements. In connection with the acquisition of Lamar of the aggregate $3,000,000 cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, with the remainder payable in four equal installments on each of the six, twelve, twenty-four and thirty-six month anniversaries of the closing.

Working capital at June 30, 1998 was $20,717,732 compared to $11,786,659 at December 31, 1997. The increase in working capital reflects an increase in total current assets of $9,737,356, offset by an increase in total current liabilities of $806,283. The increase in total current assets reflects an increase in cash of $7,282,523, an increase in marketable securities of $543,322, a decrease in accounts receivable of $415,151, an increase in inventory of $2,349,605, a decrease in deferred income taxes of $436,569 and an increase of $413,626 in prepaid expenses and other current assets. The increase in current liabilities reflects a $535,580 increase in trade accounts payable, an increase in the current portion of long term debt of $98,440 (representing debt assumed as a result of the acquisition of Lamar), a $1,193,472 decrease in convertible debentures (which were converted to equity during the 1998 First Quarter) and a $1,370,735 increase in other current liabilities.

The increase in cash of $7,282,523 reflects $4,546,551 of net cash used in operating activities, $76,245 of net cash provided by investing activities and $11,752,829 of cash provided by financing activities. The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $1,450,153 operating loss in the 1998 First Half, coupled with an increase in inventory of the Company's Anti-Noise computer headsets in anticipation of future sales. Other contributing factors include increases in prepaid expenses and other assets. The cash provided by investing activities is primarily attributable to the sale of the Company's primary operating facility in Long Island City, New York, offset by the cash consideration paid upon closing of the acquisition of Lamar. Also contributing to the offset include increases in capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-noise products, investments in the Company's existing information systems and investments in marketable securities. In connection with the sale of the Company's primary operating facility, relocation is anticipated to occur during the third quarter of 1998, and the lease expense associated with the new facility is anticipated to range between $450,000 to $550,000 per year. The net cash provided by financing activities resulted from the issuance and sale of convertible notes, drawdowns on the Company's revolving credit facility and the exercise of employee stock options.

The decrease in accounts receivable primarily reflects the decrease in sales during the 1998 First Half coupled with more aggressive collection procedures. Generally, the Company collects receivables from sales within three months.

The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, increased fulfillment costs associated with expansion efforts as well as increases in other service costs related to the second half of 1998. The increase in other assets represents increases in patent and trademark costs associated with the Company's proprietary technology, as well as the establishment of an escrow account in connection with the sale of the Company's primary operating facility.

The increase in trade accounts payable and other current liabilities primarily reflects differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea Anti-Noise products and recently acquired DSDA technology.

Demand for Andrea Anti-Noise products has required the Company to raise additional working capital to support its production operations. In addition, the acquisition of Lamar will require the Company to provide working capital support Lamar in order to enable it to pay its debts as they become due. In December 1995, April 1996 and August 1996, the Company raised additional working capital through the issuance of convertible subordinated debentures. On June 10, 1998, as described above, the Company raised $10 million through the issuance and sale of convertible notes. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined, of which approximately $665,000 was outstanding at June 30, 1998.

Notwithstanding the significance of sales of Andrea Anti-Noise products during the 1998 First Half, no assurance can be given that demand will continue for these products or any of the Company's other products at profitable prices or at all, or that demand will emerge for any future products developed by the
Company, including those based on the Company's recently acquired DSDA technology, if any, or, that if such demand does so continue or emerge, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

In anticipation of the year 2000, the Company is developing a plan to ensure that all of its systems are able to properly recognize the year 2000. The Company is currently assessing the ability of its recently acquired management information systems to properly perform, and will be conducting significant transaction testing throughout the implementation. The Company does not anticipate any material deficiencies and, further, does not anticipate difficulty or significant additional expense in achieving full year 2000 capability. The cost of the upgrade to the Company's management information systems is not expected to exceed $1 million, which upgrade will achieve several objectives, including, among others, satisfaction of the year 2000 computing requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number          Description

4.1 Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant's 6% Convertible Notes due June 10, 2000 (with form of Note attached thereto). (Incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-61115).

10.1 Registration Rights Agreement, dated as of June 10, 1998, relating to registration rights granted to the holders of the Registrant's 6% Convertible Notes due June 10, 2000. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-3, File No. 333-61115).

27          Financial Data Schedule

 (b)  Reports on Form 8-K.

During the three-month period ended June 30, 1998, the registrant filed the following Current Reports on Form 8-K on the indicated dates: (i) on April 17, 1998, for the purpose of announcing that the registrant had entered into an agreement to acquire all of the outstanding ordinary shares of capital stock of Lamar Signal Processing, Ltd., an Israeli corporation ("Lamar"); and (ii) on May 8, 1998, for the purpose of announcing that the registrant had acquired all of the outstanding ordinary shares of capital stock of Lamar.

                                   SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA ELECTRONICS CORPORATION

/s/ John N. Andrea        Co-President               August 14, 1998
----------------------
    John N. Andrea

/s/ Patrick D. Pilch      Executive Vice President,  August 14, 1998
----------------------  and Chief Financial Officer