Form 10-Q
period 1998-09-30
ANDREA ELECTRONICS CORP
filed 1998-11-13
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

               OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934
         For the transition period from ____________ to _______________


                         Commission file number 1-4324

                                   --------

                         ANDREA ELECTRONICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New York                                  11-0482020
     -------------------------------       ----------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


 45 Melville Park Road, Melville, New York                    11747
--------------------------------------------               ----------
 (Address of principal executive offices)                  (Zip Code)


                                1-800-442-7787
              --------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X    No  __

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,105,730

ITEM 1 - FINANCIAL STATEMENTS

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                              September 30,     December 31,
                                                                        1998              1997
                                                                   --------------    -------------
                                                                     (unaudited)        (audited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $  8,155,496     $  2,059,338
  Marketable securities                                                        -          102,717
  Accounts receivable, net                                             4,289,676        4,568,433
  Inventories, net                                                     8,017,441        5,766,927
  Deferred income taxes                                                  909,569          909,569
  Prepaid expenses and other current assets                            1,548,697        1,023,661
                                                                    ------------     ------------

               Total current assets                                   22,920,879       14,430,645

PROPERTY, PLANT AND EQUIPMENT, net                                     1,177,659        1,022,342
DEFERRED INCOME TAXES                                                    897,046          897,046
OTHER ASSETS                                                           2,049,818        1,439,151
INTANGIBLE ASSET                                                      26,845,616                -
                                                                    ------------     ------------


                  Total assets                                       $53,891,018      $17,789,184
                                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                         $  1,527,209     $    966,783
     Current portion of long term debt                                 1,051,518                -
     Other current liabilities                                         2,202,725          483,731
     Convertible notes - current portion                                                1,193,472
                                                                    ------------     ------------


                  Total current liabilities                            4,781,452        2,643,986

CONVERTIBLE NOTES, net                                                10,116,088                -
LONG TERM DEBT                                                         1,104,457                -
OTHER LIABILITIES                                                                          38,500
                                                                    ------------     ------------


                  Total liabilities                                   16,001,997        2,682,486
                                                                    ------------     ------------

SHAREHOLDERS' EQUITY:
     Common stock, $.50 par value; authorized: 15,000,000
        shares; issued and outstanding: 11,105,730 and
        8,706,692 shares, respectively                                 5,552,865        4,353,346
     Additional paid-in capital                                       34,595,924        9,881,915
     Retained earnings (deficit)                                      (2,259,768)         871,437
                                                                    ------------     ------------
                  Total shareholders' equity                          37,889,021       15,106,698
                                                                    ------------     ------------

                  Total liabilities and shareholders' equity         $53,891,018      $17,789,184
                                                                    ============     ============

                 See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     ---------------------------------- ---------------------------------
                                                        For the Three Months Ended         For the Nine Months Ended
                                                               September 30,                     September 30,
                                                     ---------------------------------- ---------------------------------
                                                           1998             1997              1998             1997
                                                     ----------------- ---------------- ----------------- ---------------

SALES                                                   $   5,341,719    $   7,210,911     $  14,187,148   $  18,676,055

COST OF SALES                                               3,466,280        4,247,121         9,040,435      11,022,262
                                                        -------------    -------------     -------------   -------------

         Gross Profit                                       1,875,439        2,963,790         5,146,713       7,653,793

RESEARCH AND DEVELOPMENT EXPENSES                             369,806          189,798         1,359,905         431,431

GENERAL, ADMINISTRATIVE AND SELLING                         3,302,466        1,679,168         8,592,915       4,478,410
                                                        -------------    -------------     -------------   -------------
EXPENSES


         Income (loss) from operations                     (1,796,833)       1,094,824        (4,806,107)      2,743,952
                                                        -------------    -------------     -------------   -------------


OTHER INCOME (EXPENSE)
     Interest income                                          113,554           10,889           186,870          52,173
     Interest expense                                        (326,816)         (71,314)         (436,935)       (198,221)
     Rent and miscellaneous income                                 -            62,940         1,924,967         178,723
                                                        -------------    -------------     -------------   -------------


                                                             (213,262)           2,515         1,674,902          32,675
                                                        -------------    -------------     -------------   -------------



INCOME (LOSS) BEFORE INCOME TAX BENEFIT                    (2,010,095)       1,097,339        (3,131,205)      2,776,627

INCOME TAX (PROVISION) BENEFIT                               (329,043)         471,000                 -          76,189
                                                        -------------    -------------     -------------   -------------



         NET INCOME (LOSS)                              $  (1,681,052)   $   1,568,339     $  (3,131,205)  $   2,852,816
                                                        =============    =============     =============   =============

PER SHARE INFORMATION:

Net income (loss) per share
     Basic                                              $        (.15)   $         .19     $        (.31)  $         .36
                                                        =============    =============     =============   =============
     Diluted                                            $        (.15)   $         .17     $        (.31)  $         .33
                                                        =============    =============     =============   =============
Shares used in computing net income (loss) per share:
     Basic                                                 11,105,730        8,212,850        10,130,198       7,992,196
                                                        =============    =============     =============   =============
     Diluted                                               11,105,730        9,244,113        10,130,198       8,708,335
                                                        =============    =============     =============   =============


                 See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                 ----------------- ---------------- ----------------- ------------------ ---------------
                                                                                           Retained            Total
                                      Shares                            Additional         Earnings        Shareholders'
                                   Outstanding      Common Stock     Paid-In Capital       (Deficit)          Equity
                                 ----------------- ---------------- ----------------- ------------------ ---------------

BALANCE, December 31,                 $ 8,706,692      $ 4,353,346      $  9,881,915      $   871,437      $ 15,106,698
     1997

Exercise of stock options, net            343,000          171,500           915,541                -         1,087,041
of related costs

Issuance of common stock for
acquisition, net of
related costs                           1,818,000          909,000        22,519,781                -        23,428,781

Conversion of Convertible
Debentures                                238,038          119,019         1,278,687                -         1,397,706


Net Loss                                        -                -                 -       (3,131,205)       (3,131,205)
                                     ------------      -----------      ------------      -----------      ------------

BALANCE, September 30,
1998 (Unaudited)                     $ 11,105,730      $ 5,552,865      $ 34,595,924      $(2,259,768)     $ 37,889,021
                                     ============      ===========      ============      ===========      ============


                 See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               --------------------------------------
                                                                                     For the Nine Months Ended
                                                                                           September 30,
                                                                               --------------------------------------
                                                                                     1998               1997
                                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $ (3,131,205)      $  2,852,816
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
                  Depreciation and amortization                                       3,149,619            261,568
                  Gain on sale of building                                           (1,864,767)                 -
                  Deferred income taxes                                                       -            (84,615)

                  Non-cash interest on convertible debt                                 315,018            198,221
         Changes in assets and liabilities, excluding effects of acquisition:
                  Accounts receivable                                                   299,974         (2,784,762)
                  Inventories                                                        (2,221,891)          (863,996)

                  Prepaid expenses and other current assets                          (2,509,517)          (508,412)
                  Other assets                                                         (610,667)                 -
                  Trade accounts payable                                                459,489          1,074,745
                  Other current and long term liabilities                               500,382            (65,022)
                                                                                    -----------        -----------

                           Net cash provided by (used in) operating activities       (5,613,565)            80,543
                                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property, plant and equipment, net                             (773,400)          (102,844)
           Proceeds from sale of building                                             2,282,563                  -
           (Purchases) maturities of investment securities                              102,717             97,427
           Acquisition of business, net of cash acquired                               (947,276)
                                                                                    -----------        -----------
                                                                                                                 -
                           Net cash used in investing activities                        664,604             (5,417)
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net proceeds from convertible debentures                                  10,000,000                  -
           Payments on long term debt                                                   (41,922)                 -
           Exercise of stock options                                                  1,087,041          1,963,881
                                                                                    -----------        -----------

                           Net cash provided by financing activities                 11,045,119          1,963,881
                                                                                    -----------        -----------


NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                 6,096,158          2,039,007

CASH AND CASH EQUIVALENTS - beginning of period                                       2,059,338            921,065
                                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS - end of period                                           $ 8,155,496        $ 2,960,072
                                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Conversion of debt into common stock                                       $ 1,397,706        $   434,636
         Issuance of notes payable for acquisition                                  $ 1,564,000                  -


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

The  following  chart  provides  a   reconciliation   of  information  used  in
calculating the per share amounts for the three months ended September 30, 1998 and 1997:


                                                          Net Income                      Net Income (Loss) Per
                                                            (Loss)           Shares               Share
                                                        ---------------    -----------   -----------------------
     1998
         Net loss                                          ($1,681,052)     11,105,730   Basic         $    (.15)
         Effect of dilutive employee stock options                                   -                         -
                                                                            ----------                 ---------
                                                                            11,105,730   Diluted       $    (.15)
                                                                            ==========                 =========
     1997
         Net Income                                         $1,568,339       8,212,850   Basic         $     .19
         Effect of dilutive employee stock options                           1,031,263                      (.02)
                                                                            ----------                 ---------
                                                                             9,244,113   Diluted       $     .17
                                                                            ==========                 =========

The  following  chart  provides  a   reconciliation   of  information  used  in
calculating the per share amounts for the nine months ended September 30, 1998 and 1997:


                                                           Net Income                      Net Income (Loss) Per
                                                             (Loss)          Shares               Share
                                                        ---------------    -----------   ------------------------
     1998
         Net loss                                          ($3,131,205)     10,130,198   Basic         $    (.31)
         Effect of dilutive employee stock options
                                                                                     -                         -
                                                                            ----------                 ---------
                                                                            10,130,198   Diluted       $    (.31)
                                                                            ==========                 =========
     1997
         Net Income                                         $2,852,816       7,992,196   Basic         $     .36
         Effect of dilutive employee stock options                             716,139                      (.03)
                                                                            ----------                 ---------
                                                                             8,708,335   Diluted       $     .33
                                                                            ==========                 =========



IV. Comprehensive Income - In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For 1997, and for the quarters ended September 30, 1998 and 1997, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income
(loss) is the same as its net income (loss) for all periods presented.

V. Derivatives - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. While the Company operates in international markets, it does so presently without the use of derivatives and therefore this new pronouncement is not applicable.

VI. Debt Financing. On September 23, 1997, the Company entered into an $8 million credit facility with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined. The facility, together with the Company's availability under commercial letters of credit, approximates $10 million. The agreement automatically renews on an annual basis unless terminated by either party, as provided in the agreement. The facility is subject to normal banking terms and conditions, including financial covenant compliance, and at September 30, 1998, there were no outstanding amounts under the agreement.

VII. Procurement Agreement. In August 1997, the Company entered into an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. For the three and nine month periods ending September 30, 1998, sales of the Company's computer headsets and related products to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 58% and 55%, respectively, of the Company's total net sales.

VIII. Convertible Notes. On June 10, 1998, the Company issued and sold in a private placement, $10.753 million aggregate principal amount of 6% Convertible Notes ("Notes") due June 10, 2000. The Notes will be convertible into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing prices of the Common Stock during the 30 trading days preceding any date of conversion, subject to a maximum conversion price of $16.125 per share. The Notes became convertible on the earlier of October 8, 1998 and the effectiveness of a registration statement under the Securities Act of 1933, as amended, covering the sale of the shares of Common Stock into which the Notes are convertible, which registration statement was declared effective on October 8, 1998. At the option of the Company, interest is payable in the form of cash or shares of Common Stock at the conversion price then in effect. The maximum number of shares issuable upon conversion is 2,100,000 shares. The Company is using the $10 million in net proceeds from the issuance of the Notes for costs associated with technology acquisition and development, tooling costs, relocation costs, a new management information system and general working capital requirements. As of November 11, 1998, $1,753,000 of the Notes, together with related accrued interest, was converted into approximately 397,000 shares of the Company's common stock.

IX. Acquisition - On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of digital signal processing (DSP) noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications. The consideration paid by the Company for the acquisition of Lamar was 1,800,000 shares of restricted common stock and $3,000,000. Of the 1,800,000 shares, one-third becomes freely transferable on the first anniversary of the closing, an additional one-third on the second anniversary and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, $500,000 was paid on November 5, 1998, and the remainder is payable in three equal installments on each of the twelve, twenty-four and thirty-six month anniversaries of the closing. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The acquisition resulted in goodwill of approximately $27.6 million, which is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 15-year period.


The pro forma results listed below, for the nine months ended September 30, 1998, reflect purchase price accounting adjustments, consisting primarily of amortization of goodwill using a 15-year amortization period and interest expense on the discounted value of the $2 million in notes payable, assuming the acquisition occurred at the beginning of each period presented. Pro forma sales amounts would not be materially different from the historical results reported herein:



                                                               1997                    1998
                                                           ------------            -------------
 Net Income (loss)                                          $   951,368             $(3,829,244)

 Net Income (loss) per share:
       Basic                                                $       .10             $      (.35)
       Diluted                                              $       .09             $      (.35)

 Shares used in computing net income (loss) per share:
       Basic                                                  9,810,196              10,962,615
       Diluted                                               10,526,335              10,962,615


X. Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Andrea  Electronics   Corporation's  mission  is  to  provide  state-of-the-art
communications products for the voice-activated, natural language-driven, "human/machine interface" markets that are rapidly emerging from the convergence of the telecommunications and computer industries, and for the defense electronics markets that are requiring increasingly higher quality voice communication products. The Company's strategy for serving these markets is to leverage its expertise in audio communications technology, including its patented Andrea Anti-Noise/Registered Trademark/ Active Noise Cancellation ("ANC") and Andrea Anti-Noise/Registered Trademark/ Active Noise Reduction ("ANR") technologies, and to continue developing, manufacturing and marketing a line of Andrea Anti-Noise/ Registered Trademark/ headsets, handsets and other communication devices to cost-effectively enhance voice communications for end users of the growing number of new, voice-based computer and computer telephony applications and interfaces. In addition, to extend the Company's position in technology enhancing communications, the Company has begun to develop its Andrea DSP products based on digital signal processing technology. In order to complement internal efforts surrounding DSP development, on May 5, 1998, the Company acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of DSP noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications.

Examples of the applications and interfaces for which Andrea Anti-Noise/ Registered Trademark/ products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; multi-player Internet and CD ROM interactive games; speech recognition; multimedia; military and industrial communications; and other applications and interfaces that incorporate natural language processing. The Company believes that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems and avionics communications systems. High quality audio communication technologies will also be required for emerging "far field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

An important element of the Company's strategy for expanding the channels of distribution and broadening the base of users for its products is its set of collaborative arrangements with software publishers, distributors and retailers actively engaged in the various markets in which the Company's products have application, and with hardware OEMs. Under some of these arrangements, the Company supplies its products for sale by the collaborative partners. Under others, the collaborative partners supply the Company with software that the Company includes with its products. In addition, the Company is also increasing its own direct marketing efforts.

The Company outsources the manufacturing of Andrea Anti-Noise /Registered Trademark/products for its OEM, consumer and commercial customers. The Company also manufactures and distributes intercom systems and related components for military applications and industrial applications ("Traditional Military Products"). In contrast to the outsourced manufacturing of its Andrea Anti-Noise/ Registered Trademark/products for the non-military markets, the Company continues to manufacture its Traditional Military Products in its own facility. To the extent that the Company succeeds in developing a new line of products for military use that incorporates ANC and ANR technology, management anticipates that it will manufacture these new military products through both outsourcing and self-manufacturing.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1998 (the "1998 Third Quarter" and the "1998 First Nine Months") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", and similar expressions identify forward-looking statements. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, the Company wishes to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

         First, the rate at which the Company's Anti-Noise/Registered Trademark/ technology is accepted by the diverse range of users and applications within the global communications and informatics marketplace;

         Second, the ability of the Company to maintain a competitive position for its Andrea Anti-Noise/Registered Trademark/ products in terms of technical specifications, quality, price, reliability and service and to develop similarly competitive Andrea DSP products, which ability will require the Company to have sufficient funds to expend on research and development;

         Third, the ongoing ability of the Company to enter into and maintain collaborative relationships with larger companies in the fields of telecommunications, computer manufacturing, software design and publishing, Internet and online services, defense-related manufacturers and system providers, and retail and direct marketing distributors; and

         Fourth, in the event that the Company experiences continued growth in demand for its Anti-Noise/Registered Trademark/technology, the ability of the Company to raise sufficient external capital to fund the working capital requirements for meeting such demand.

The failure of the Company to surmount the challenges posed by any one or more of these factors could have a material adverse effect on the Company's results of operations and growth.

RESULTS OF OPERATIONS

    Sales

Sales for the first three months ended September 30, 1998 (the "1998 Third Quarter") were $5,341,719, a decrease of 26% over the three months ended September 30, 1997 (the "1997 Third Quarter"). Sales for the 1998 First Nine Months were $14,187,148, a decrease of 24% over the Nine Months ended September 30, 1997 (the "1997 First Nine Months"). These decreases in sales over both the three-month and nine-month periods primarily reflect a shift in product mix to lower-priced and lower-margin products to original equipment manufacturers
(OEMs). On a per unit sales basis, the Company realized a 7% increase from the 1997 Third Quarter; this was offset, however, by the aforementioned product mix, reflecting an approximate 32% decrease in per unit sales prices for the same period. The decrease in sales during the 1998 Third Quarter reflected an approximate 30% decrease in sales of Andrea Anti-Noise/Registered Trademark/ products to $4,334,137, or 81% of total sales, and an approximate 4% decrease in sales of the Company's Traditional Military Products, to $1,007,582, or 19% of total sales. The decrease in sales during the 1998 First Nine Months reflected an approximate 28% decrease in sales of Andrea Anti-Noise/Registered Trademark/ products to $10,971,971, or 77% of total sales, and an approximate 5% decrease in sales of the Company's Traditional Military Products to $3,215,177, or 23% of total sales. During the 1998 First Nine Months, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for approximately 55% of the Company's total sales.

Management believes that the general slowing of PC sales growth rates during the 1998 First Nine Months contributed to the weaker demand for the Company's products. In addition, increases in investments in both time and money have been required to not only gain entry for the Company's microphone products into retail outlets, but also to maintain a positive retail sell-through position of these products. Management expects, however, that the Company will continue increasing its presence among the top office/computer superstores during the fourth quarter of 1998 through increased product offerings among existing stores. Since the fourth quarter of 1997, the Company has established product presence in five of its targeted superstores including CompUSA, Staples, Computer City and, most recently, OfficeMax. During the 1998 First Nine Months, total sales to retailers approximated 8% of Andrea Anti-Noise/Registered Trademark/ products. Retail sales during the 1997 First Nine Months were nominal.

    Cost of Sales

Cost of sales as a percentage of sales for the 1998 Third Quarter and the 1998 First Nine Months increased to 65% from 64% over the 1997 Third Quarter and 1997 First Nine Months. These increases in cost of sales related to product sales during the 1998 Third Quarter and the 1998 First Nine Months are primarily a result of the shift in product mix described above in "Sales".

     Research and Development

Research and development expenses increased to $369,806 for the 1998 Third Quarter from $189,798 for the 1997 Second Quarter. These increases are primarily a result of the Company's continuing efforts to develop its digital signal processing technology, coupled with efforts in computer/telephony headset technologies, which efforts are anticipated to result in six new computer/telephony products by the end of 1998. In addition, the 1998 First Nine Months included research and development activities at the Company's wholly-owned subsidiary, Andrea Digital Technologies ("ADT"), which was established during the second quarter of 1998. Research efforts at ADT are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the digital super-directional array microphone technology ("DSDA") obtained through the recent acquisition of Lamar Signal Processing, Ltd. ("Lamar") in early May of 1998. Correspondingly, the activities of Lamar, since the date of acquisition, accounted for approximately 22% and 10% of the total research and development expenses for the 1998 Third Quarter and the 1998 First Nine Months, respectively. Management believes that the acquisition of Lamar significantly reinforces the Company's position in digital signal processing by broadening its exposure to other industries, including the consumer electronics and professional audio markets, among others. Considering all of the foregoing, through the 1998 Third Quarter, total research and development expenses approximate 123% of the entire research and development expense for fiscal 1997. Management anticipates continued significant research and development expenses as the year progresses, with particular emphasis on digital signal processing efforts.

     General, Administrative and Selling Expenses

General, administrative and selling expenses increased 97% to $3,302,466 for the 1998 Third Quarter from $1,679,168 for the 1997 Third Quarter. General, administrative and selling expenses increased 92% to $8,592,915 for the 1998 First Nine Months from $4,478,410 for the 1997 First Nine Months. These increases, primarily attributable to the ANC/ANR product lines and the recent acquisition of Lamar, reflect significant increased business development expenses relating to existing and prospective collaborative arrangements with hardware OEMs, software publishers and developers, distributors and retailers. The Company also incurred increased promotional, marketing and sales expenses to promote product awareness and acceptance of the ANC/ANR product lines, particularly in the retail marketplace, and incurred significant expenses with developing global expansion efforts. Also included in general, administrative and selling expenses for the 1998 Third Quarter and 1998 First Nine Months is goodwill amortization of approximately $460,000 and $750,000, respectively, related to the acquisition of Lamar.

     Other Income (Expense)

Other income for the 1998 First Nine Months was $1,674,902 compared to other income of $32,675 for the 1997 First Nine Months. This change is primarily
attributable  to  the  net  gain  on  the  sale  of  the  Company's   corporate
headquarters during the 1998 First Nine Months of $1,864,767, offset by interest expense of $436,935, primarily related to the convertible notes issued and sold on June 10, 1998.


     Provision for Income Taxes

The income tax benefit of $329,043 in the 1998 Third Quarter results in neither a provision nor a benefit for the full nine-month period, due to the normal assessment of the Company's deferred tax assets and related reserves. The Company will be continually re-assessing its reserves on deferred income tax assets as the year progresses. The realization of most of the remaining reserved deferred tax assets (excluding those generated and partially reserved in the 1998 First Nine Months), if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options.

     Net Income (Loss)

Net loss for the 1998 Third Quarter was $1,681,052, compared to net income of $1,568,339 for the 1997 Third Quarter. Net loss for the 1998 First Nine Months was $3,131,205, compared to net income of $ 2,852,816 for the 1997 First Nine Months. The levels of net loss for the 1998 Third Quarter and 1998 First Nine Months principally reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings provided by certain financial institutions. At September 30, 1998, the Company had cash and cash equivalents of $8,155,496 compared with $2,059,338 at December 31, 1997. The significant increase since December 31, 1997 is primarily a result of the Company's issuance and sale, in a private placement, of $10.75 million aggregate principal amount of 6% Convertible Notes ("Notes"). The Company is using the $10 million in net proceeds from the issuance of the Notes for costs associated with technology acquisition and development, tooling costs, relocation costs, a new management information system and general working capital requirements. In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, $500,000 was paid on November 5, 1998, and the remainder is payable in three equal installments on each of the twelve, twenty-four and thirty-six month anniversaries of the closing.

Working capital at September 30, 1998 was $18,139,427 compared to $11,786,659 at December 31, 1997. The increase in working capital reflects an increase in total current assets of $8,490,234, offset by an increase in total current liabilities of $2,137,466. The increase in total current assets reflects an increase in cash of $6,096,158, a decrease in marketable securities of $102,717, a decrease in accounts receivable of $278,757, an increase in inventory of $2,250,514 and an increase of $525,036 in prepaid expenses and other current assets. The increase in current liabilities reflects a $560,426 increase in trade accounts payable, an increase in the current portion of long term debt of $1,051,518, a $1,193,472 decrease in convertible debentures (which debentures were converted to equity during the 1998 First Quarter) and a $1,718,994 increase in other current liabilities.

The increase in cash of $6,096,158 reflects $5,613,565 of net cash used in operating activities, $664,604 of net cash provided by investing activities and $11,045,119 of cash provided by financing activities. The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $3,131,205 net loss in the 1998 First Nine Months, coupled with an increase in inventory of the Company's Anti-Noise/Registered Trademark/computer headsets in anticipation of future sales. Other contributing factors include increases in prepaid expenses and other assets. The cash provided by investing activities is primarily attributable to the sale of the Company's primary operating facility in Long Island City, New York, offset by the cash consideration paid upon closing of the acquisition of Lamar. Also contributing to the offset were increases in capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-noise/Registered Trademark/ products and investments in the Company's existing information systems. In connection with the sale of the Company's primary operating facility, rent expense associated with the new leased facility will approximate $550,000 per year, notwithstanding cost of living adjustments. The net cash provided by financing activities resulted from the issuance and sale of the Notes and the exercise of employee stock options.

The decrease in accounts receivable primarily reflects the decrease in sales during the 1998 First Nine Months coupled with rigorous collection procedures. Generally, the Company collects receivables from sales within three months.

The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, prepaid moving costs, increased fulfillment costs associated with expansion efforts as well as increases in other service costs related to future quarters. The increase in other assets represents increases in patent and trademark costs associated with the Company's proprietary technology, as well as the establishment of an escrow account in connection with the sale of the Company's primary operating facility.

The increase in trade accounts payable and other current liabilities primarily reflects differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea Anti-Noise/Registered Trademark/ products and recently acquired DSDA technology. The increase in the current portion of long term debt represents the current portion of debt recorded as a result of the acquisition of Lamar. The majority of this balance is comprised of $1 million in cash consideration due on the six and twelve month anniversaries of the closing. The remaining $1 million in cash consideration due on the twenty-four and thirty-six month anniversaries of the closing are recorded as long term debt on the accompanying consolidated balance sheet.

Demand for Andrea Anti-Noise/Registered Trademark/ products has required the Company to raise additional working capital to support its production operations. In addition, the acquisition of Lamar will require the Company to provide working capital to support Lamar in order to enable it to pay its obligations as they become due. In December 1995, April 1996 and August 1996, the Company raised additional working capital through the issuance of convertible subordinated debentures. On June 10, 1998, as described above, the Company raised $10 million through the issuance and sale of the Notes. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $10 million based on eligible accounts receivable and inventory, as defined. Notwithstanding the significance of sales of Andrea Anti-Noise/Registered Trademark/ products during the 1998 First Nine Months, no assurance can be given that demand will continue for these products or any of the Company's other products, including future products related to the recently acquired DSDA technology, if developed, or, that if such demand does exist, that the Company will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

YEAR 2000 COMPLIANCE PLAN

In anticipation of the year 2000, the Company has developed and begun to implement a plan to ensure that all of its information systems are able to properly recognize and handle dates after December 31, 1999. The Company's significant management information systems consist of its financial and inventory systems. These systems are currently being upgraded with a recently acquired software package, with a scheduled implementation date of January 1999. All of the Company's material hardware, including its AS/400 mainframe, telephone systems and networks are being tested for year 2000 compliance. In addition, the Company is in the process of contacting all of its major customers, suppliers and vendors to inquire about year 2000 compliance. With respect to significant future system hardware or software purchases and/or modifications, the Company will conduct similar testing prior to implementation in an effort to ensure year 2000 compliance. Currently, the Company does not anticipate any material deficiencies and, further, does not anticipate difficulty or significant additional expense in achieving full year 2000 capability. The cost of the upgrade to the Company's management information systems is not expected to exceed $1 million, which upgrade will achieve several objectives, including, among others, satisfaction of the year 2000 computing requirements.

Although the Company believes that it will have its own systems compliant in January, 1999 there can be no assurances that it will be able to do so, nor can there be any assurances that, even if the Company completes its year 2000 compliance plan in a timely manner, the systems, when actually implemented in full, will work properly independently or in conjunction with the systems of any business partner. In addition, the Company would continue to bear the risk of a material adverse affect if any of its business partners do not appropriately address their own year 2000 compliance issues. Although the Company believes that its major customers will be year 2000 compliant, the Company is still in the process of reviewing the compliance programs of suppliers and service vendors. There can be no assurance that such other companies will achieve year 2000 compliance or that any conversions by such companies to become year 2000 compliant will be made in a timely manner. Failure of these companies to become year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations. If the Company's suppliers and vendors are not year 2000 compliant, the Company may have to arrange for alternative sources of supply for inventory procurement and contract manufacturers in the fall of 1999 in preparation for the year 2000. The Company does not have any other contingency plans with respect to other problems that could arise in its business as a result of the year 2000. Any of these could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number          Description

3           Amended By-Laws of the Registrant

27          Financial Data Schedule


(b) Reports on Form 8-K.

     During the three-month period ended September 30, 1998, the registrant filed the following Current Reports on Form 8-K on the indicated dates: (i) on July 17, 1998, the registrant amended its Current Report on Form 8-K dated May 8, 1998 (the "Report") to include the financial statements and pro forma financial information which were omitted from the Report, as initially filed, in accordance with Item 7(a)(4) of Form 8-K; and (ii) on August 4, 1998, for the purpose of announcing that the registrant released financial information with respect to the three and six month periods ended June 30, 1998, and for the purpose of announcing the sale of the registrant's 6% Convertible Notes due June 10, 2000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA ELECTRONICS CORPORATION

/s/ John N. Andrea              Co-President                   November 13, 1998
---------------------------
    John N. Andrea

/s/ Patrick D. Pilch            Executive Vice President,      November 13, 1998
---------------------------
    Patrick D. Pilch            and Chief Financial Officer