Form 10-K
period 1998-12-31
ANDREA ELECTRONICS CORP
filed 1999-04-01
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ------------

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1998

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________

                        Commission file number 1-4324

                        ANDREA ELECTRONICS CORPORATION

                          -------------------------
            (Exact name of registrant as specified in its charter)

         New York                              11-0482020
----------------------------------     ---------------------------------
(State or other jurisdiction          (I.R.S. employer identification no.)
of incorporation or organization)

45 Melville Park Road, Melville, New York                11747
-----------------------------------------             ----------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   516-719-1800
                                                      ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
-------------------------         ------------------------------------------
Common Stock, par value                    American Stock Exchange
 $.50 per share

Securities registered under Section 12(g) of the Exchange Act:  None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 30, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $94,471,199 (based on the closing sale price on the American Stock Exchange).

     The number of shares outstanding of the registrant's common stock as of March 30, 1999 was 13,229,640.

                     DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Part III by Items 10, 11, 12, and 13 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of shareholders to be held on June 24, 1999, which will be filed by the registrant within 120 days after the close of its fiscal year.

                        EXHIBIT INDEX APPEARS IN ITEM 14

                             TABLE OF CONTENTS

TITLE PAGE

PART I

ITEM 1.  BUSINESS
ITEM 2.  PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS
ITEM 6.  SELECTED FINANCIAL DATA
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

ITEM 1.   BUSINESS

Overview

     Andrea Electronics Corporation ("Andrea") develops, manufactures and markets its Andrea Anti-Noise/Registered Trademark/ family of electronic headsets and handsets with noise canceling and noise reducing features and its new Andrea DSDA/Trademark/ microphone arrays with digital signal processing
(DSP) features.

     Noise cancellation enhances voice-activated computing, computerized speech recognition, and computer and Internet telephony.

     Noise reduction enhances the quality of sound heard in noisy environments and can also be used as a means of environmental sound control.

     Digital signal processing converts voice and other audio signals from analog form into digital form and then processes the signals to improve their quality. Our DSDA (digital super directional array) products are designed to provide high quality transmission of voice where the speaker is at a distance from the microphone. Applications for these "far field" microphones include voice-activated computing and mobile telephony for automobiles, as well as other settings where speakers need to be free from the constraint of having a microphone next to the mouth.

     Andrea was established in 1934. After several decades of manufacturing radios, televisions and high fidelity audio systems, we were engaged primarily in the manufacture of intercom systems for military and industrial use. We introduced our first Andrea Anti-Noise microphone products in 1995. Since that time, sales of our Andrea Anti-Noise microphone products have become our largest source of revenue, and our sales of intercom products have declined. We are seeking to apply our knowledge of the military and industrial markets to develop applications of our Andrea Anti-Noise technologies for those markets, but we cannot assure that these efforts will succeed and we do not expect any material revenues from new military and industrial products for the foreseeable future.


Our Strategy

     Andrea's strategic objective is to use its expertise in voice-based audio technology to meet the needs of the emerging markets for voice-activated computing, computerized speech recognition, and computer-based and Internet-based telephony. We believe that these markets require enhanced levels of voice quality, intelligibility, and reliability at increasingly cost-effective prices. Our strategy for achieving this objective includes the following elements: maintain and extend our market position with our Andrea Anti-Noise products through our direct sales force, our collaborative partnerships with software publishers and original equipment manufacturers of computers, microprocessors and related equipment, and our relationships with large retail chains and distributors, some of which are national or global in their scope of operations; broaden our Andrea Anti-Noise product lines through internal research and development and, from time to time, strategic acquisitions, such as our acquisition in May 1998 of Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in developing DSP noise cancellation microphones for a wide range of audio and acoustic applications; design our products to satisfy specific end-user requirements identified by our collaborative partners, many of which are large computer and electronics manufacturers and software publishers; and outsource manufacturing of our Andrea Anti-Noise products in order to achieve economies of scale.

     The success of our strategy will depend on our ability to, among other things, increase sales of our line of existing Andrea Anti-Noise products, introduce additional Andrea Anti-Noise products, maintain the competitiveness of our technologies through further research and development, and achieve widespread adoption of our products and technologies. We cannot assure that we will be able to accomplish these objectives. See "Competition".

Our Technologies

     We design our Andrea Anti-Noise products to transmit voice signals with the high level of quality, intelligibility, and reliability required by the broad range of emerging voice-based applications in computing and telecommunications. We achieve this through the use of several audio technologies. These include:

     Noise Cancellation ("NC") microphone technology based on pressure gradient microphones that are mechanically and acoustically designed to diminish the transmission of noise from the speaker's location. Our NC microphones are a less costly alternative to our ANC microphones and are well-suited for applications in which there is a lesser degree of background noise in the speaker's environment.

     Active Noise Cancellation ("ANC") microphone technology based on analog signal processing circuits that electronically cancel the transmission of noise from the speaker's location. ANC is particularly well-suited for those environments in which the speaker is surrounded by high levels of ambient background noise. Our ANC and NC microphones are most effectively used in "near-field" applications where the microphone is next to, or very close to, the speaker's mouth.

     Active Noise Reduction ("ANR") earphone technology based on analog signal processing circuits that electronically reduce the amount of noise in the listener's environment that the listener would otherwise hear in the earphone. Our ANR earphones improve the quality of speech and audio heard by a listener in extremely noisy environments, particularly those characterized by low frequency sounds, such as those in aircraft, automobiles, trucks and other ground transportation equipment, machine rooms and factories.

     Digital Signal Processing microphone technology based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry to eliminate unwanted noise in the speaker's environment. Our Digital Super Directional Array (DSDA) DSP microphones provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. We believe that our DSDA DSP microphones achieve far-field microphone performance previously unattainable through NC-type microphones based on mechanical acoustic designs and ANC-type microphones based on analog signal processing.

     In addition to these microphone and earphone technologies, we are also developing, manufacturing and marketing products based on two other related technologies:

        our Personal Computer Telephone Interface ("PCTI") technology that allows the use of one headset for both voice-activated computing on a personal computer and standard telephone communications.

        our Universal Serial Bus ("USB") hardware interface technology that allows computer peripherals, such as the keyboard, mouse, joystick, scanner, printer and telephony devices, to be interconnected and attached to computers using a common connector plug.

Our Products and their Markets and Applications

     Our Computer, Internet and Telephony-based Products for the Consumer and Commercial Markets

     For the consumer and commercial markets, we have designed our Andrea Anti-Noise products for the following applications:

- Speech recognition for word processing, database, and similar applications
-       Educational software Multimedia Computer telephony
-       Speech over the Internet
-       Voice-activated interactive games
-       Wire-based telecommunications
-       Cellular and other wireless telecommunications
-       Auto PCs for use in automobiles
-       Speech enabled global positioning systems (GPS)
-       Hands-free car phone kits
-       Audio/videoconferencing Professional audio systems
-       Home networking automation systems
-       Hand-held and other personal assistant devices
-       Hearing aids

     Our Andrea Anti-Noise products have been designed for these voice-based computer applications and computer-based telephony applications across a broad range of hardware and software platforms. The following products incorporate our DSDA, ANC, NC or ANR microphone technologies, and are designed to cancel background noise in a range of increasingly noisy environments, including, among others, homes, mobile computing environments, offices and factories.

        Andrea AutoArray/Trademark/ Microphone ("AutoArray"). The AutoArray is a digital, high performance microphone system designed for in-vehicle computing, specifically enhancing the speech recognition interface. It is the first super-directional audio input device designed specifically for Auto PCs, global positioning systems (GPS) and cellular car phone kits. The AutoArray incorporates DSDA technology. The suggested retail price of the AutoArray is $199.95.

        Andrea DesktopArray/Trademark/ Microphone ("DesktopArray"). Similar to the AutoArray, the DesktopArray incorporates DSDA technology. The Desktop Array is designed for natural, far-field desktop speech recognition and audio/videoconferencing computing. This is our most advanced desktop microphone, allowing for clear speech in untethered, hands-free applications. The suggested retail price of the DesktopArray is TBD.

        Andrea Anti-Noise/Registered Trademark/ ANC-100 Computer Headset. The ANC-100 is a lightweight, uniquely styled product that has a single, high fidelity earphone and a dual-function boom ANC microphone. The earphone is designed to be comfortably worn on the ear or to be placed on a desktop mount. When the headset is worn, the microphone is used in the near field mode; when the headset is placed on the desktop mount, the microphone is used in the far field mode. The suggested retail price of the ANC-100 is $39.95.

        Andrea Anti-Noise/Registered Trademark/ ANC-200 Computer Handset. The ANC-200 consists of a high fidelity earphone and ANC microphone system that closely resembles the traditional telephone handset. The ANC-200 also offers features such as near field and far field use and an "on/mute" function. The suggested retail price of the ANC-200 is $49.95.

        Andrea Anti-Noise/Registered Trademark/ ANC-300 Hand-held Microphone. The ANC-300 is a dual-function ANC hand-held microphone with both near field and far field capabilities. Near field operation is utilized when holding the ANC-300; far field operation can be achieved by setting the microphone in an accompanying stand for amplified desktop performance. The suggested retail price of the ANC-300 is $39.95.

        Andrea Anti-Noise/Registered Trademark/ ANC-500 Computer Headset. The ANC-500 consists of a headband with a boom ANC microphone and earphone and an "on/mute" switch. The suggested retail price of the ANC-500 is $54.95.

        Andrea Anti-Noise/Registered Trademark/ ANC-550 Computer Headset. The ANC-550 consists of a stereo headset with a boom ANC microphone and an "on/mute" switch. The suggested retail price of the ANC-550 is $64.95.

        Andrea ProVoiceSolutions/Trademark/ ANC-600 Computer Headset. The ANC-600 is an ANC monaural headset with an ultra-flex boom microphone. Its durable headband and "on/mute" switch differentiate this product. This headset can be used on either the left or right side of the head. The suggested retail price of the ANC-600 is $79.95.

        Andrea ProVoiceSolutions/Trademark/ ANC-650 Computer Headset. The ANC-650 is an ANC stereo headset with an ultra-flex boom microphone. Like the ANC-600, it has a durable headband and "on/mute" switch, and can be used on either the left or right side of the head. The suggested retail price of the ANC-650 is $89.95.

        Andrea ProVoiceSolutions/Trademark/ ANC-700 Computer Headset. The ANC-700 is a monaural headset with an ultra-flex boom ANC microphone. The newly developed speaker housing design that optimizes the acoustic performance of the earphone's pre-equalized, digital sound differentiates this product. The suggested retail price of the ANC-700 is $99.95.

        Andrea ProVoiceSolutions/Trademark/ ANC-750 Computer Headset. The ANC-750 is a stereo headset with an ultra-flex boom ANC microphone. The newly developed speaker housing design that optimizes the acoustic performance of the earphone's pre-equalized, digital sound differentiates this product. The suggested retail price of the ANC-750 is $124.95.

        Andrea ConnectSolutions/Trademark/ - Personal Computer Telephone Interface ("PCTI"). The PCTI is a comprehensive desktop device that integrates speech-centric computing and traditional telephony applications by connecting headset users to the telephone, to the computer, or to both simultaneously. Users can alternately or simultaneously conduct telephone conversations and use speech recognition to enter data or dictate into the PC, without having to pause or toggle between connectivity devices. The suggested retail price of the PCTI is $149.95.

        Andrea Wireless VoiceSolutions/Trademark/ AWS-100 ("AWS-100"). The AWS-100 is a simple head-mounted microphone system that incorporates infrared (IR) wireless microphone technology, as well as a unique, untethered design to allow increased mobility and high-quality voice transmission. The suggested retail price of the AWS-100 is $149.95.

        Andrea Anti-Noise/Registered Trademark/QW-1000 Computer Headset. The QW-1000 is an ANR headphone system with an audio amplifier. Its stereo sound capabilities differentiate this product. The suggested retail price of the QW-1000 is $69.95.

        Andrea Anti-Noise/Registered Trademark/QW-1000ANC Computer Headset. The QW-1000ANC is an ANR and ANC headset with an ultra-flex boom microphone. This product, similar to the QW-1000 comes with an audio amplifier. Its stereo sound capabilities and "on/mute" switch differentiate this product. The suggested retail price of the QW-1000ANC is $169.95

        Andrea Anti-Noise/Registered Trademark/NC-6 Computer Headset. The NC-6 consists of a back-of- the-head headband with a flex boom NC microphone. The NC-6 is a microphone-only headset. The suggested retail price of the NC-6 is $12.95.

        Andrea Anti-Noise/Registered Trademark/NC-8 Computer Headset. The NC-8 is a lightweight, uniquely styled headset consisting of a headband with an around-the-ear style mount, and a flex boom NC microphone. The NC-8 is offered only as an OEM product.

        Andrea Anti-Noise/Registered Trademark/NC-10 Computer Headset. The NC-10 is a miniature ear-bud headset with a flex boom NC microphone. The suggested retail price of the NC-10 is $19.95.

        Andrea Anti-Noise/Registered Trademark/NC-12 Computer Headset. The NC-12 is a monaural in-ear headset consisting of a headband with a flex boom NC microphone. The suggested retail price of the NC-12 is $14.95.

        Andrea Anti-Noise/Registered Trademark/NC-14 Computer Headset. The NC-14 is a dual in-ear headset consisting of a headband with a flex boom NC microphone. The suggested retail price of the NC-14 is $19.95.

        Andrea Anti-Noise/Registered Trademark/ NC-50 Computer Headset. The NC-50 consists of a headband with a boom NC microphone and earphone. The suggested retail price of the NC-50 is $29.95.

        Andrea Anti-Noise/Registered Trademark/ NC-65 Computer Headset. The NC-65 is a PRO stereo headset with a flex boom NC microphone. Its durable headband and higher quality stereo sound features differentiate this headset. The suggested retail price of the NC-65 is $34.95.

        Andrea Anti-Noise/Registered Trademark/ NC-80 Computer Headset. The NC-80 consists of a headband with a boom NC microphone and earphone. This headset can be used on either the left or right side of the head. The suggested retail price of the NC-80 is $19.95

        Andrea Anti-Noise/Registered Trademark/ NC-100 Computer Headset. The NC-100 is a lightweight, uniquely styled product that has a single, high fidelity earphone to which is attached a dual-function boom NC microphone. The earphone is designed to be comfortably worn on the ear or to be placed on a desktop mount. When the NC-100 is worn, the microphone is used in the near field mode; when the NC-100 is placed on the desktop mount, the microphone is used in the far field mode. The NC-100 is offered only as an OEM product.

        Andrea Anti-Noise/Registered Trademark/ NC-150 Computer Headset. The NC-150 is an ultralight, PC stereo headset with a flexible NC boom microphone. The suggested retail price of the NC-150 is $29.95.

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

     Universal Serial Bus Personal Computer Audio Interface ("USB-PCA"). The USB-PCA offers users of any audio peripheral, the advantages of USB compatibility. Our USB-PCA interface technology can be integrated into or used with audio input and connectivity products to transform them into USB-compliant peripherals, which can combine with the power of USB-ready PCs. USB-PCA technology provides a cost-effective, convenient means by which audio peripheral users can achieve better, simpler "plug-and-play" port capacity. The technology can be integrated into new products to leverage USB compatibility, or can be incorporated into existing non-USB peripherals to transform them into USB-compatible tools.

     We market and sell our products directly to end users through computer product distributors, through value-added resellers, to original equipment manufacturers and to software publishers. We began commercial sales of our Andrea Anti-Noise products in 1995 with the introduction of the ANC-100. Since that time, a substantial amount of our revenue from Andrea Anti-Noise products has been from the sale of our NC microphone products, particularly to certain of our collaborative partners. See "Collaborative Arrangements".


Our Industrial and Military Communication Products

        For the industrial and military markets, our traditional intercom and related components are designed for the following applications:

Avionics

Ground Transportation Communications
Warehouse and Factory Communications

     The related components include headsets, amplifiers, electronic control boxes and panels, and wiring harnesses. The prices of these components range from $100 to $5,000. Unfilled orders under government prime contracts and subcontracts for these products may be terminated at the convenience of the government under the provisions of statutes or regulations applicable to defense procurement contracts. In the event of such termination, we are entitled to reimbursement for costs incurred plus a percentage of profit. Sales under defense procurement contracts are also subject, in certain instances, to price redetermination proceedings. We believe that such proceedings, if any, would not have a material effect upon our earnings. We anticipate a downward trend in sales of our traditional products in both absolute and relative terms.

     We have also developed two Andrea Anti-Noise products for various communications applications in commerce, industry and the military: ANR Headphone Kits and ANR/ANC Headset Systems. The ANR Headphone Kit is a lightweight, open backed headphone for use in high-noise environments, such as airplane cabins, to reduce ambient noise and offer improved audio listening. We have sold a limited number of these kits to a major producer of headphones. The ANR/ANC Headset System is a high performance, communication headset system with both ANR earphone technology and ANC microphone technology. This product is designed to be adapted to customer specifications for use in extreme high noise environments, such as in aircraft, manufacturing and warehouse facilities, and military vehicles.


Our Collaborative Arrangements

     An important element of our strategy is to promote widespread adoption of our Andrea Anti-Noise technology by partnering with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. We have entered into such arrangements and/or relationships with International Business Machines Corporation ("IBM"), Microsoft Corporation ("Microsoft"), Intel Corporation, Lernout & Hauspie, Inc. ("L&H"), Clarion Corporation of America, CompUSA, Office Max, Staples, Mplayer and Multitude. We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements. During the past several years, under an agreement with Grumman Corporation (now Northrop Grumman Corporation), we have attempted to develop headset products for military use. As previously reported, we do not expect our efforts under this agreement to result in revenues.

     IBM Procurement Agreement. In June 1995, we entered into a two-year procurement agreement with IBM covering the sale to IBM of Andrea Anti-Noise products for inclusion with IBM's personal computers. In 1996, we entered into an additional agreement with IBM for the sale to IBM of Andrea Anti-Noise computer headsets for inclusion with all shrink-wrapped copies of IBM's speech-enabled OS/2 "Merlin" software product. In 1997, we expanded our relationship with IBM by signing a procurement agreement to supply several models of Andrea Anti-Noise PC headsets, handsets and microphones to IBM for packaging with a full line of IBM's speech recognition software programs. We anticipate that our agreement with IBM will be renewed, but we cannot assure that this will happen. During 1998, 1997 and 1996, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees, and integrators accounted for 61%, 56%, and 46%, respectively, of our total sales.

     Microsoft License Agreements. In October 1996, we entered into a licensing agreement with Microsoft covering the distribution by Andrea of Microsoft NetMeeting/Registered Trademark/ Internet and Intranet conferencing software with our Andrea Anti-Noise retail line of ANC headsets and handsets. This agreement replaced our prior licensing agreement with Microsoft for Microsoft's MS Phone/Registered Trademark/ and MSVoice/Registered Trademark/ computer telephony and speech recognition software. In April 1997, we signed a similar licensing agreement with Microsoft allowing us to sell Microsoft's NetMeeting 2.0/Registered Trademark/Internet and Intranet conferencing software with Andrea Anti-Noise headsets which were endorsed and recommended by Microsoft's NetMeeting Group. In August 1997, Microsoft recommended Andrea's ANC headsets for use with Internet Explorer 4.0 and, in addition, Microsoft's Windows Hardware Qualifications Lab certified Andrea ANC products for use with Windows 95 and Windows NT, all of which incorporate NetMeeting 2.0. In June 1998, certain of our NC and all of our ANC headsets were certified by Microsoft's Windows Hardware Qualification Lab for use with Windows 98 and Windows NT.

     Microsoft Procurement Agreement. In January 1999, we entered a procurement agreement with Microsoft covering the sale by us to Microsoft of our patented NC-8 headset for inclusion in Microsoft Encarta Interactive English Learning software programs that will be marketed in various markets in various languages. This agreement also covers the inclusion of Andrea product brochures in the packaging for these and related Microsoft products. We intend to collaborate with Microsoft in several co-marketing activities and joint promotional efforts to support these products. The agreement expires in January 2000, but upon mutual agreement can be extended for successive twelve-month periods.

     Intel License Agreement. In October 1998, we entered into an agreement with Intel Corporation under which we have been provided access to Intel's Pentium III microprocessor technology for purposes of optimizing the performance of our Andrea DSDA far-field microphone technology. Our objective for this program is to significantly reduce the cost of the components required for the Andrea DSDA microphone product and to improve its overall performance. If we succeeed, we expect that the benefits of speech recognition can be marketed to a broader base of end users.

     Clarion Purchase Agreement. On February 24, 1999, we entered into a purchase agreement with Clarion Corporation of America for the Andrea AutoArray, the first directional, noise canceling audio input device designed specifically for the natural speech interface for Clarion's Auto PCs. Under this agreement, Clarion will purchase the Andrea AutoArray and offer it to its authorized Auto PC dealers nationwide. The agreement has an initial one-year term and automatically renews for successive one-year terms unless earlier terminated.

     Lerner & Hauspie License and Marketing Agreement. In December 1997, Andrea Electronics entered into a joint licensing and marketing agreement with L&H. Under this agreement, L&H bundles various Andrea Anti-Noise products with its continuous speech recognition software products (VoiceXpress and VoiceCommands) and, in addition, resells various Andrea Anti-Noise products through its direct sales group to OEM, corporate and retail customers for use with L&H speech recognition dictation, voice verification and telecommunications software programs.


Patents, Trademarks, and Other Intellectual Property Rights

     We rely on a combination of patents, patent applications, trade secrets, copyrights, trademarks, nondisclosure agreements with our employees, licensees and potential licensees, limited access to and disclosure of our proprietary information, and other measures to protect our intellectual property and proprietary rights. We cannot assure, however, that these measures will protect our intellectual property or prevent misappropriation or circumvention of our intellectual property.

     Andrea has been granted a total of 12 patents in the United States covering claims to its Andrea Anti-Noise technology and products, including six utility patents and six design patents. Counterparts of certain of these patents have been granted in other jurisdictions. Our six U.S. utility patents cover various method and apparatus claims to our ANC and ANR technology and products. These method and apparatus patents expire at various dates, ranging from 2010 to 2017. Our six U.S. design patents cover claims to the design of various types of headsets and handsets, including a combined boom microphone headset and stand, a boom microphone headset, two tethered media/communications handsets with controls, and an untethered communications/media handset. These design patents expire at various dates, ranging from 2010 to 2012. In addition, our Lamar Signal Processing subsidiary has been granted a U.S. patent on the adaptive interference cancelling system and method used in our Andrea DSDA products. This patent expires in 2016. In addition, we have other U.S. and non-U.S. patent applications currently pending. We cannot assure that patents will be issued with respect to these applications or any other patent applications filed by us in the future.

     Andrea, together with its subsidiaries, has nine U.S. and 70 non-U.S. trademark registrations and 25 U.S. and 16 non-U.S. pending trademark applications. The U.S. and non-U.S. registered trademarks include: ANDREA, ANDREA ANTI-NOISE, ANDREA VOICE SOLUTIONS, ANDREA GAMEWARE, NETSET, QUIETWARE, TECHNOLOGY ENHANCING COMMUNICATIONS, and TECHNOLOGY ENHANCING VOICE COMMUNICATIONS. The pending trademark applications cover, among other marks:
AUTOARRAY, DESKTOPARRAY, AUDIO COMMANDER, DSDA, DFTA, LAMAR and PCTI. Andrea has also obtained two copyright registrations in the United States for its AUDIO COMMANDER software. The first covers the AUDIO COMMANDER icon. The second covers the actual software computer program and software code.

Numerous patents have already been granted in the fields of noise cancellation, noise reduction, digital signal processing, and computer voice recognition. We expect that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Moreover, the laws of other countries do not protect our intellectual property rights to the same extent as the laws of the United States. We cannot assure that any patents issued to us will provide competitive advantages or will not be infringed, challenged, invalidated, or circumvented by others, that the patents or proprietary rights of others will not have an adverse effect on our ability to do business, that we will be able to obtain licenses to patents of others, if needed, on terms acceptable to us or at all, or that we will be able to develop additional patentable technology that may be needed to commercialize successfully our existing technologies. We are also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is favorable to us. In November 1998, an action was brought against us alleging, among other things, that certain of our ANR patents are invalid. See "Part I - Item 3 - Legal Proceedings".

Research and Development

     We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a "market and applications" approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and, frequently, directly with customers. The engineering staff is responsible for the research and development of new products and the improvement of existing products. Since 1991, substantially all of our research and development has been in support of developing Andrea Anti-Noise technology and applications engineering. Research and development expenses for 1998 increased 82% to $2,016,684 from $1,106,880 for 1997. This increase is primarily a result of our continuing efforts to develop our digital signal processing technology, coupled with efforts in computer/telephony headset technologies. These efforts resulted in ten new products during the year ended December 31, 1998. In 1997, our research and development expenses represented a 12% increase from $988,483 in 1996. We expect research and development expenses to increase as it seeks to broaden its line of products. No assurance can be given that our research and development efforts will succeed. See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

     We employ a sales staff as well as outside sales representative organizations to market our Andrea Anti-Noise products and our traditional intercom products. Andrea Anti-Noise products are marketed to computer OEMs and related peripheral devices, distributors of personal computers and telecommunications equipment, software publishers, computer and consumer electronic retailers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers, Internet Content Developers, and retailers. Under our existing collaborative agreements, our collaborative partners have various marketing and sales rights to our Andrea Anti-Noise products. We are seeking to enter additional collaborative arrangements for marketing and selling our Andrea Anti-Noise products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea Anti-Noise products is critical to our success.

     We market our traditional intercom products to OEMs, military organizations, and industrial customers.

Production Operations

     We conduct assembly operations at our New York facility and through subcontractors. During initial production runs of Andrea Anti-Noise products, we assemble the products at our New York facility from purchased components. As sales of any particular Andrea Anti-Noise product increase, assembly operations are transferred to a subcontractor in Asia. Most of the components for the Andrea Anti-Noise products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones, are available from a limited number of suppliers and subject to long lead times. To date we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea Anti-Noise products.

     We assemble our traditional intercom products at our New York facility from purchased components. Certain highly specialized components for our traditional intercom products sold for military and industrial use have limited sources of supply, the availability of which can affect particular products. We do not believe, however, that our earnings have been, or will be, materially affected due to unavailability of these componenets.


Competition

     The markets for our Andrea Anti-Noise products and our traditional line of military and industrial products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of our current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than us. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than we can. We cannot assure that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

     In the markets for our traditional products, we often compete with major defense electronics corporations as well as smaller manufacturing firms which specialize in supplying to specific military initiatives. Our performance in these markets is further subject to several factors, including dependence on government appropriations, the time required for design and development, the complexity of product design, the rapidity with which product designs and technology become obsolete, the intense competition for available business, and the acceptability of manufacturing contracts by government inspectors.

     We believe that our ability to compete successfully will depend upon our capability to develop and maintain advanced technology, develop proprietary products, attract and retain qualified personnel, obtain patent or other proprietary protection for our products and technologies, and manufacture, assemble and market products, either alone or through third parties, in a profitable manner.

Employees

     At December 31, 1998, we had 123 employees, of whom 44 were engaged in production and related operations, 42 were engaged in research and development, and 37 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees.

--------------
"NetMeeting", "Windows", "MSPhone", and "MSVoice" are registered trademarks of Microsoft Corporation.

ITEM 2.   PROPERTIES

     Andrea's corporate headquarters is located in Melville, New York. Our corporate headquarters is located in approximately 40,000 square feet of leased space which houses our production operations, research and development activities, sales, administration and executive offices. We also lease facilities in Utah and Israel for dedicated research and development, and in Hong Kong for production management and limited research and development activities. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and adequately insured. See Notes 6 and 12 to our Consolidated Financial Statements for further information concerning our property, plant and equipment and leased facilities.

ITEM 3.   LEGAL PROCEEDINGS

     On November 17, 1998 a complaint was filed against us in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of Andrea's patents, U.S. Patent No. 5,732,143 and U.S. Patent No. 5,825,897. These patents relate to certain active noise reduction technology that is particularly applicable to aircraft passenger headphones. Andrea does not currently derive any sales or licensing revenue from aircraft passenger headphones. The complaint requests a declaration that these two patents are invalid and unenforceable and that NCT's products do not infringe these two patents. The complaint alleges that Andrea has engaged in unfair competition by misrepresenting the scope of the two patents, tortuously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising Andrea's ANR products. The complaint seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees. On December 30, 1998, we filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Our counterclaims allege that NCT has infringed U.S. Patents Nos. 5,732,143 and 5,825,897, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition. The counterclaims also allege that NCT's patent infringement has been and is willful. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. We are also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. If this suit is ultimately resolved in favor of NCT, we could be materially adversely effected. We believe, however, that NCT's allegations are without merit and we intend to vigorously defend Andrea and to assert against NCT the claims described above.

     On March 11, 1999, we were notified about a claim approximating $3 million with respect to environmental matters in connection with a site where we have been identified as a potential responsible party under federal and state environmental laws and regulations. We cannot assure that the ultimate outcome of this matter will not have a material adverse effect on us, but based on a preliminary review we believe that the suit is without merit and we intend to mount a vigorous defense.

     In addition to the litigation described above, we are from time to time subject to routine litigation incidental to our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of Andrea was held on November 13, 1998. The results of this meeting were reported in a Current Report on Form 8-K, dated November 24, 1998.



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Andrea's common stock is listed on the American Stock Exchange under the symbol "AND". The table below sets forth the high and low sales prices for Andrea's Common Stock as reported by the American Stock Exchange. On March 23, 1998, there were approximately 573 holders of record of Andrea's Common Stock.


QUARTER ENDED          HIGH      LOW

-------------          ----      ----
March 31, 1997         7 1/2     4 15/16
June 30, 1997          6 7/8     5 1/16
September 30, 1997     34 1/4    5 7/8
December 31, 1997      29 1/8    16 1/8
March 31, 1998         26 1/8    12
June 30, 1998          25 5/8    13 7/8
September 30, 1998     15 3/8    5 1/8
December 31, 1998      14 5/16   4

No dividends were paid in 1998 or 1997. The above prices have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend to stockholders of record on September 10, 1997.

ITEM 6.   SELECTED FINANCIAL DATA


                                                DECEMBER 31,

                         1998         1997         1996         1995         1994
INCOME STATEMENT DATA
Sales                    21,304,570   26,429,804    9,244,109    5,440,792    3,278,100
Cost of Sales            14,178,871   16,077,801    5,913,091    3,190,226    2,394,828

                         ----------   ----------    ---------    ---------    ---------
Gross Profit              7,125,699   10,352,003    3,331,018    2,250,566      883,272
Research and Development  2,016,684    1,106,880      988,483      976,344    1,422,310
General, Administrative
  and Selling Expenses   13,002,959    5,753,130    3,872,919    2,925,460    1,995,434
                         ----------   ----------    ---------    ---------    ---------
Income (Loss) from

  Operations             (7,893,944)   3,491,993   (1,530,384)  (1,651,238)  (2,534,472)
Other Income (Expense)    1,447,380       76,864      (13,833)     375,323      234,636
Income (Loss) Before
  Provision (Benefit)

  for Income Taxes       (6,445,955)   3,568,857   (1,544,217)  (1,275,915)  (2,299,836)
Provision (Benefit) for
  Income Taxes                     -      154,461   (1,222,000)           -            -
                         ----------   ----------    ---------    ---------    ---------
Net Income (Loss)        (6,445,955)   3,414,396     (322,217)  (1,275,915)  (2,299,836)
                         ==========   ==========    =========    =========    =========
Earnings (Loss)
  Per Share:

      Basic                    (.61)         .42         (.05)        (.20)        (.42)
      Diluted                  (.61)         .39         (.05)        (.20)        (.42)

BALANCE SHEET DATA
Long Term Capital Lease

  Obligations                     -            -            -        5,388       17,044
Long Term Obligations,
  including current

  portions                1,640,511       38,500    2,196,286    2,038,500       38,500
Retained Earnings
 (Deficit)               (5,574,518)     871,437   (2,542,959)  (2,220,742)    (944,827)
Total Assets             50,681,941   17,789,184   10,794,250    6,551,110    5,016,581


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Andrea Electronics Corporation's mission is to provide state-of-the-art communications products for the "voice interface" markets that are rapidly emerging from the convergence of the telecommunications and computer industries. These markets require increasingly higher quality voice communication products.

     Examples of the applications and interfaces for which Andrea Anti-Noise products provide benefits include: Internet and other computer-based speech; telephony communications; multi-point conferencing; multi-player Internet and CD ROM interactive games; speech recognition; multimedia; military and industrial communications; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems and avionics communications systems. High quality audio communication technologies will also be required for emerging "far field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

     Our strategy is to maintain and extend our market position with our Andrea Anti-Noise products; broaden our Andrea Anti-Noise product lines through internal research and development and, from time to time, strategic acquisitions; design our products to satisfy specific end-user requirements identified by our collaborative partners; and outsource manufacturing of our Andrea Anti-Noise products in order to achieve economies of scale. An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with computer OEMs, software publishers, and distributors and retailers actively engaged in the various markets in which our products have application. Under some of these arrangements, we supply our products for sale by our collaborative partners. Under others, the collaborative partners supply us with software that we include with our products. In addition, we have been increasing our own direct marketing efforts.

     The success of our strategy will depend on our ability to, among other things, increase sales of our line of existing Andrea Anti-Noise products, introduce additional Andrea Anti-Noise products, maintain the competitiveness of our technologies through successful research and development, and achieve widespread adoption of our products and technologies.

     In order to complement our internal efforts to develop DSP technology, on May 5, 1998, we acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of DSP noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications. This acquisition resulted in a substantial amount of goodwill. The amoritization of this goodwill has had, and will continue to have, a negative, non-cash impact on our results of operations. See Note 3 to our Consolidated Financial Statements.

     We outsource the assembly of most of our Andrea Anti-Noise products from purchased components, and we are currently assembling our DSDA products from purchased components at our New York and Israeli facilities. We manufacture our traditional intercom systems and related components for military and industrial applications ("Traditional Products") at our New York facility.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 and other items set forth in this Report on Form 10K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATION

     Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

- the volume of sales of our products under our collaborative marketing arrangements;

-    the mix of products we sell;

-    the mix of distribution channels we use;

- the timing of our new product announcements and releases and those of our competitors;

- fluctuations in the computer and communications hardware and software marketplace; and

-    general economic conditions.

     We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the year ended December 31, 1998 were approximately $21.3 million compared to approximately $26.4 million in calendar 1997. For the year ended December 31, 1998, we had a net loss of approximately $6.4 million versus net income of $3.4 million for the year ended December 31, 1997. For the fourth quarter ended December 31, 1998, our revenues were approximately $7.1 million versus $7.8 million in the same period in 1997. For the fourth quarter of 1998, we had a net loss of approximately $3.3 million compared to net income of approximately $0.6 million in the same period in 1997.

     While we are examining opportunities for cost-reduction, production efficiencies and further diversification of our business, we may continue to accumulate losses and the market price of our common stock could decline. In order to remain competitive, we intend to continue to incur substantial research and development, marketing and general and administrative expenses. These expenses may not be necessarily or easily reduced if sales revenue is below expectations, and net income or loss, therefore, may be disproportionately affected by any reduction in sales revenue. Accordingly, we believe that period-to-period comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The market price of our common stock has historically been highly volatile and could be subject to wide fluctuations in response to quarterly and annual variations in our results of operations, losses of significant customers, announcements of technological innovations or new products by us or our competitors, changes in the outlook of our industry, our company and our competitors by securities analysts, or other events or factors, including the risk factors described in this Report. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies.

MEETING OUR FUTURE CAPITAL NEEDS MAY ADVERSELY AFFECT OUR BUSINESS AND BE DILUTIVE TO EXISTING SHAREHOLDERS

Our future capital requirements will depend on numerous factors, including:

- the costs associated with developing, manufacturing and commercializing our products;

- maintaining existing, or entering into future, collaborative marketing and distribution agreements;

-    protecting intellectual property rights; and

- expanding facilities and consummating possible future acquisitions of technologies, products or businesses.

     We expect to raise additional capital through external funding. We are currently exploring a variety of sources, including private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. We cannot assure that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, which would have a material adverse effect on our business, results of operations and financial condition. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to our existing stockholders.

WE MUST INCREASE SALES AND PROFITABILITY OF OUR PRODUCTS AND COMMERCIALIZE NEW PRODUCTS

     Our business, results of operations and financial condition depend on successful commercialization of our Andrea Anti-Noise products and technologies. Sales of the initial Andrea Anti-Noise products began in 1995, and since 1995 we have been expanding the number of products in this line. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries. To achieve increased sales and profitability, we must, among other things:

-    increase market acceptance of our Andrea Anti-Noise products;

- respond effectively to competitive pressures with the timely introduction of new Andrea Anti-Noise products; and

-    successfully market and support these products.

     We cannot assure that we will achieve or sustain significant sales or profitability of our Andrea Anti-Noise products. Failure to do so would have a material adverse effect on our business, results of operations and financial condition.

WE FACE INTENSE COMPETITION

     The markets in which we sell our Andrea Anti-Noise products and our traditional line of military and industrial products are highly competitive. Competition in the markets for our Andrea Anti-Noise products is based on:

-    varying combinations of product features;

-    quality and reliability of performance;

-    price;

-    marketing and technical support;

-    ease of use;

- compatibility with evolving industry standards and other systems and equipment;

-    brand recognition; and

-    development of new products and enhancements.

     Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. We cannot assure that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

     In the markets for our traditional products, we often compete with major defense electronics corporations as well as smaller manufacturing firms which specialize in supplying products and technologies for specific military initiatives. Our performance in this market is further subject to several factors, including:

-    dependence on government appropriations;

-    the time required for design and development;

-    the complexity of product design;

-    the rapidity with which product designs and technology become obsolete;

-    the intense competition for available business; and

-    the acceptability of manufacturing contracts by government administrators.

     We believe that our ability to compete successfully will depend upon our capability to:

-    develop and maintain advanced technology;

-    develop proprietary products;

-    attract and retain qualified personnel;

- obtain patent or other proprietary protection for our products and technologies; and

- manufacture, assemble and successfully market products, either alone or through third parties.

     We cannot assure that we will be able to compete successfully, and failure to do so would have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNABLE TO OBTAIN MARKET ACCEPTANCE OF OUR VOICE INTERFACE AND INTERNET COMMUNICATIONS PRODUCTS

     We and our competitors are focused on developing and commercializing products and technologies that enhance the use of voice, particularly in noisy environments, for a broad range of computer and communications applications. The markets for these products and technologies have only recently begun to develop, are rapidly evolving, are characterized by a number of competitors, and are subject to a high level of uncertainty. Broad market acceptance of these products and technologies is critical to our success and ability to generate revenues. We cannot assure that we, or our industry in general, will be successful in obtaining market acceptance of products and technologies. Failure to do so would have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNABLE TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW PRODUCTS AND TECHNOLOGIES

     The markets for our products are characterized by rapidly changing technology, and the introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products. In particular, we are currently engaged in the development of digital signal processing products and technologies for the voice, speech and natural language interface markets. As part of this effort, we have established our Andrea Digital Technologies subsidiary in the United States and have acquired Lamar in Israel. We cannot assure that we will succeed in developing these new DSP products and technologies, or that any such new DSP products or technologies will gain market acceptance. Further, the markets for our products and technologies are characterized by evolving industry standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. We cannot assure that we will successfully anticipate and adapt in a cost effective and timely manner to changes in technology and industry standards, develop, introduce and gain market acceptance of new and enhanced products and technologies, as well as additional applications for existing products and technologies, or that the introduction of new products or technologies by others will not render our products and technologies obsolete. Our failure to develop new and enhanced products and technologies would have a material adverse effect on our business, results of operations and financial condition.

OUR SUCCESS IS HIGHLY DEPENDENT ON OUR COLLABORATIVE MARKETING ARRANGEMENTS

     We have entered into several collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise products. Under these collaborative arrangements, our products are sold to end users through inclusion of the products of our collaborators. The revenue derived by us from these arrangements will be based in large part upon the sale of our collaborator's products. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators in marketing existing products and new products under development with which to include our products and technologies. We cannot assure that any product of any of our collaborators incorporating our products and technologies will be marketed successfully. Our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies. Furthermore, our collaborators may develop their own microphone or earphone products or technologies that compete with our products and technologies. We cannot assure that these collaborators will not replace our products or technologies with, or give higher priority to, the sales of these competitive products or technologies. We have also established direct arrangements with large electronic and computer retail chains in the United States, as well as with certain distributors in Europe and the Americas. We cannot assure that any of these channels will devote sufficient resources to support the sale of our products. We are also currently discussing additional arrangements with other software companies, several major personal computer companies, consumer electronic manufacturers, and electronic and compute rretailers. We cannot assure that any of these discussions will result in any definitive agreements.

WE DEPEND ON A SINGLE CUSTOMER FOR A SUBSTANTIAL PORTION OF OUR SALES

     We are substantially dependent on our product procurement relationship with IBM. During the years ended December 31, 1996, 1997 and 1998, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 46%, 56% and 61%, respectively, of our sales revenue. While we are a party to a procurement agreement with IBM covering the purchase by IBM of certain of our Andrea Anti-Noise microphone and earphone products for inclusion with certain of IBM's personal computer products, IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors. Our failure to maintain sales of Andrea Anti-Noise products to IBM would have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO MAINTAIN NEEDED CONTRACT MANUFACTURING

     We conduct assembly operations at our facility in New York and through subcontractors. During initial production runs of Andrea Anti-Noise products, we perform assembly operations at our New York facility from purchased components. As sales of any particular Andrea Anti-Noise product increase, assembly operations are primarily transferred to a subcontractor in Asia. Any failure on the part of this subcontractor to meet our production and shipment schedules could have a material adverse effect on our business, results of operations and financial condition.

     Most of the components for the Andrea Anti-Noise products are available from several sources and are not characteristically in short supply. However, certain specialized components for the Andrea AntiNoise products, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. While we have, to date, been able to obtain sufficient supplies of these more specialized components, we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea Anti-Noise products.

     We assemble traditional intercom products at our New York facility from purchased components. Certain highly specialized components for our traditional intercom products sold for military and industrial use have limited sources of supply, the availability of which can affect certain of our projects. While we do not believe that our results of operations have been, or will be, materially affected if such components are unavailable, we cannot assure that this will continue to be the case.

WE RELY ON PATENTS AND PROPRIETARY RIGHTS THAT MAY FAIL TO PROTECT OUR BUSINESS

     We rely on a combination of patents, patent applications, trade secrets, copyrights, trademarks, nondisclosure agreements with our employees, licensees and potential licensees, limited access to and dissemination of our proprietary information, and other measures to protect our intellectual property and proprietary rights. We cannot assure, however, that the steps we have taken to protect our intellectual property will prevent its misappropriation or circumvention.

     We have been granted 12 patents in the United States covering our Andrea Anti-Noise technology, and we have other U.S. and non-U.S. patent applications currently pending. We cannot assure that patents will be issued with respect to these applications or any patent applications filed by us in the future.

     Numerous patents have been granted in the fields of noise cancellation, noise reduction, computer voice recognition and related subject matter. We expect that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Moreover, the laws of other countries do not protect our proprietary rights to our technologies to the same extent as the laws of the United States.

We cannot assure:

- that any patents issued to us will provide us with competitive advantages or will not be infringed, challenged, invalidated, or circumvented by others;

- that the patents or proprietary rights of others will not have an adverse effect on our ability to do business;

- that we will be able to obtain licenses to patents of others, if needed, on acceptable terms or at all; or

- that we will be able to develop additional patentable technology that may be needed to successfully commercialize our existing technologies.

     We are also subject to the risk of adverse claims, interference proceedings before the U.S. Patent and Trademark Office, oppositions to patent applications outside the United States, and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.

     A complaint has been filed against us by NCT Group, Inc. and NCT Hearing Products, Inc., one of NCT's subsidiaries (collectively, "NCT") involving two of our patents which relate to certain active noise reduction technology particularly applicable to aircraft passenger headphones. See "Part I - Item 3 - Legal Proceedings".

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO CERTAIN RISKS

     We have been seeking to increase our sales to regions outside the United States, particularly in Europe and certain areas in the Americas and Asia. For the year ended December 31, 1998, sales to customers outside the United States accounted for approximately 31% of our sales revenue. International sales and operations are subject to a number of risks, including:

-    trade restrictions in the form of license requirements;

-    restrictions on exports and imports and other government controls;

-    changes in tariffs and taxes;

-    difficulties in staffing and managing international operations;

-    problems in establishing or managing distributor relationships;

-    general economic conditions; and

-    political and economic instability or conflict.

     To date, we have invoiced our international sales in U.S dollars, and have not engaged in any foreign exchange or hedging transactions. We cannot assure that this will continue to be the case. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition.

YEAR 2000 ISSUES COULD CAUSE INTERRUPTION OR FAILURE OF OUR COMPUTER SYSTEM

     We are currently upgrading our information systems to accomplish several objectives, including, among others, satisfaction of Year 2000 computing requirements. We are currently assessing the ability of this upgrade to properly address Year 2000 criteria, and we will be conducting significant transaction testing throughout the upgrade process. We do not anticipate any material deficiencies and, further, we do not anticipate difficulty or significant additional expense in achieving full Year 2000 capability. The Year 2000 issue is expected to affect the systems of various entities with which we interact, including our marketing partners, suppliers, and various vendors, and we are currently seeking to assess the efforts of these entities to satisfy Year 2000 computing requirements. While we believe that our own upgraded information systems will satisfy Year 2000 computing requirements, we cannot assure that the systems of these other entities will do so in a timely manner. A failure by any of these systems to satisfy Year 2000 computing requirements in a timely manner, or in a manner that is incompatible with our systems, could have a material adverse effect on our business, results of operations and financial condition.

QUALIFIED MANAGERIAL AND TECHNICAL PERSONNEL ARE SCARCE IN OUR INDUSTRY

     Our performance is substantially dependent on the performance of our executive officers and key employees. We are dependent on our ability to retain and motivate high quality personnel, especially management and product and technology development teams. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our continuing ability to attract and retain additional highly qualified technical personnel. Competition for qualified personnel is intense and we cannot assure that we will be able to attract, assimilate or retain qualified personnel in the future. Our inability to attract and retain the necessary technical and other personnel could have a material adverse effect on our business, results of operations and financial condition.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND NEW YORK LAW MAY ADVERSELY AFFECT OUR STOCKHOLDERS

     The New York Business Corporation Law and our Certificate of Incorporation each contain certain provisions which may, in effect, deter, or make difficult, a change in control, merger or other acquisition of Andrea. For example, our Board of Directors may issue up to 5,000,000 shares of preferred stock without any stockholder vote or action. The preferred stock could have voting, liquidation, dividend and other rights superior to those of our common stock, and, therefore, any issuance of preferred stock could adversely affect the rights of holders of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE MAY HAVE AN ADVERSE EFFECT ON MARKET PRICE; YOU MAY EXPERIENCE DILUTION

     Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of the our common stock. Of the 25,000,000 shares of common stock presently authorized, 13,229,640 shares of common stock were outstanding on March 30, 1999. This does not include 3,082,500 shares of common stock reserved for issuance upon exercise of options granted under our 1991 Performance Equity Plan and 1998 Stock Plan. To the extent that such options are exercised or we issue additional shares of capital stock, the ownership interests of holders of common stock would be diluted. In addition, in May 1998 we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar. These shares are subject to trading restrictions that expire with respect to one-third of these shares in May 1999, one-third in May 2000, and one-third in May 2001. As the restrictions expire, the shares are subject to demand and piggyback registration rights.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

     We have not paid any cash dividends on our common stock and do not expect to pay any cash dividends on our common stock in the foreseeable future.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Sales

     Sales for the year ended December 31, 1998 were $21,304,570, a decrease of 19% over sales of $26,429,804 for the year ended December 31, 1997. The decrease primarily reflects a shift in product mix to lower-priced and lower-margin products to original equipment manufacturers (OEMs) with an approximate 45% decrease in per unit sales prices during the year ended December 31, 1998, and was offset in part by a 17% increase in unit shipments for the year ended December 31, 1998 over December 31, 1997. The decrease in sales for the year ended December 31, 1998 reflects an approximate 22% decrease in sales of Andrea Anti-Noise products to $17,266,874, or 82% of total sales, and an approximate 6% decrease in sales of our Traditional Products, to $4,037,696, or 18% of total sales. For the year ended December 31, 1998, sales of our computer headsets to one customer and certain of that customer's affiliates, distributors, licensees and integrators accounted for approximately 61% of our total sales.

     Cost of Sales

     Cost of sales as a percentage of sales for the year ended December 31, 1998 increased to 67% from 61% for the year ended December 31, 1997. This increase in cost of sales is primarily a result of the shift in product mix described above.

     Research and Development

     Research and development expenses for the year ended December 31, 1998 increased 82% to $2,016,684 from $1,106,880 for the year ending December 31, 1997. This increase is primarily a result of our continuing efforts to develop our digital signal processing technology, coupled with efforts in computer/telephony headset technologies. These efforts resulted in ten new products during the year ended December 31, 1998. In addition, 1998 included research and development activities at our wholly-owned subsidiary, Andrea Digital Technologies ("ADT"), that was established during the second quarter of 1998 and which operates out of a separate facility in Utah. Research efforts at ADT are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the digital super-directional array microphone technology ("DSDA") obtained through the acquisition of Lamar in May 1998. Correspondingly, the activities of Lamar, since the date of acquisition, accounted for approximately 15% of the total research and development expenses for the year ended December 31, 1998. We believe that the acquisition of Lamar significantly reinforces our position in digital signal processing by broadening our exposure to other industries, including the consumer electronics and professional audio markets, among others. We anticipate continued significant increases in research and development expenses, with particular emphasis on digital signal processing efforts.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses increased 126% to $13,002,959 for the year ended December 31, 1998 from $5,753,130 for the year ended December 31, 1997. This increase, primarily attributable to the ANC/ANR product lines and the acquisition of Lamar, reflect significant increased business development expenses relating to existing and prospective collaborative arrangements with OEMs, software publishers and developers, distributors and retailers. We also incurred increased promotional, marketing and sales expenses to promote product awareness and acceptance of the ANC/ANR product lines, particularly in the retail marketplace, and incurred significant expenses with developing global expansion efforts. Also included in general, administrative and selling expenses is goodwill amortization expense of approximately $1.2 million related to the acquisition of Lamar. In light of our intentions to continue to support sales of our products, introduce additional products, create new strategic alliances and further integrate global operations during 1999, high levels of recurring general, administrative and selling expenses as a percentage of sales may continue.

     Other Income (Expense)

     Other income for the year ended December 31, 1998 was $1,447,989 compared to other income of $76,864 for the year ended December 31, 1997. This change is primarily attributable to the net gain on the sale of our corporate headquarters in Long Island City during the year ended December 31, 1998 of $1,864,767, offset by net interest expense of $476,978, primarily related to the convertible notes issued and sold in June 1998.

     Provision for Income Taxes

     We did not record income tax expense for the year ended December 31, 1998 in light of the net loss recorded for the year. The realization of our reserved deferred tax assets (excluding those generated and reserved during 1998), if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The income tax expense of $154,461 for the year ended December 31, 1997 resulted from the effect of a provision for income taxes at our 42% effective income tax rate, substantially offset by a reduction in our reserve on previously-generated, fully-reserved deferred income tax assets. We will be continually re-assessing our reserves on deferred income tax assets on a quarterly basis. See Note 11 to our Consolidated Financial Statements.

     Net Income (Loss)

     Net loss for the year ended December 31, 1998 was $6,445,955 compared to net income of $3,414,396 for the year ended December 31, 1997. The net loss for the year ended December 31, 1998 principally reflects the factors described above.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Sales

     Sales for the year ended December 31, 1997 were $26,429,804, an increase of 186% over sales of $9,244,109 for the year ended December 31, 1996. The increase primarily reflects increasing market acceptance of voice interface computer applications that incorporate our Andrea Anti-Noise technology, coupled with the strength of new product launches. In addition, revenue was particularly strong in the latter half of 1997 due to the retail introduction of our products. For the year ended December 31, 1997, sales from our Andrea Anti-Noise product line comprised approximately 85 % of total sales while sales from our Traditional Products comprised approximately 15% of total sales.

     Cost of Sales

     Cost of sales as a percentage of sales for the year ended December 31, 1997 decreased to 61% from 64% for the year ended December 31, 1996. The improvement during 1997 principally reflected the efficiencies resulting from our continuing efforts to globalize our sourcing and manufacturing activities, as well as maximizing the benefits of shifts in product mix. Also contributing to the improvement was the higher gross margins realized as a result of the retail introduction of our products during the latter half of 1997.

     Research and Development

     Research and development expenses for the year ended December 31, 1997 increased 12% to $1,106,880 from $988,483 for the year ending December 31, 1996. This increase primarily related to technology investments that resulted in twelve new products during 1997.

     General, Administrative and Selling Expenses

     General, administrative and selling expenses for the year ended December 31, 1997 increased 49% to $5,753,130 from $3,872,919 for the year ended December 31, 1996. This increase, primarily attributable to the ANC and ANR product lines, reflected increased business development expenses related to existing and prospective collaborative arrangements with hardware OEMs, software publishers, distributors and retailers. In addition, we incurred increased promotional, marketing and sales expenses to promote product awareness and acceptance of the ANC and ANR product lines. As a percentage of sales, however, general, administrative and selling expenses decreased to 21% for the year ending December 31, 1997 from 42% for the year ended December 31, 1996.

     Other Income (Expense)

     Other income for the year ended December 31, 1997 was $76,864 compared to other expense of $13,833 for the year ended December 31, 1996. This change is primarily attributable to decreases in interest expense as a result of conversion rights exercised during 1997, and the lower effective interest rate on the outstanding convertible debentures during fiscal 1997.

     Provision for Income Taxes

     The income tax expense of $154,461 for the year ended December 31, 1997 resulted from the effect of a provision for income taxes at our 42% effective income tax rate, substantially offset by a reduction in our reserve on previously-generated, fully-reserved deferred income tax assets. As a part of the normal assessment of our reserves, management determined that it has become more likely than not that a portion of the previously-reserved deferred tax assets will be realized and has, accordingly, reduced the valuation allowance on those previously reserved deferred tax assets. This determination is based on our profitability in recent quarters and the impact of the sales performance of its products. Realization of remaining reserved deferred tax assets at December 31, 1997, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The income tax benefit of $1,222,000 for the year ended December 31, 1996 represented benefit generated from the 1996 loss as well as a reduction of the valuation allowance on previously reserved deferred tax assets at December 31, 1996 (see Note 11 to the financial statements).

     Net Income (Loss)

     Net income for the year ended December 31, 1997 was $3,414,396, compared to a net loss of $322,217 for the year ended December 31, 1996. The improvement principally reflects the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of funds have historically been, and are expected to continue to be, cash flow from operations, borrowings or investments provided by financial institutions and sales of stock associated with option exercises. At December 31, 1998, we had cash and cash equivalents of $5,437,423 compared with $2,059,338 at December 31, 1997. The increase since December 31, 1997 is primarily a result of our June 1998 private placement of $10.75 million aggregate principal amount of 6% Convertible Notes ("Notes"). We have been using the $10 million in net proceeds from the issuance of the Notes for costs associated with technology acquisition and development, tooling costs, relocation costs, a new management information system and general working capital requirements. In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by us, $1,000,000 was paid on May 5, 1998, the closing date, $500,000 was paid on November 5, 1998, and the remainder is payable in three equal installments on each of the twelve, twenty-four and thirty-six month anniversaries of the closing.

     Working capital at December 31, 1998 was $14,337,116 compared to $11,786,659 at December 31, 1997. The increase in working capital reflects an increase in total current assets of $4,387,545, offset by an increase in total current liabilities of $1,837,088. The increase in total current assets reflects an increase in cash of $3,378,085, a decrease in marketable securities of $102,717, an increase in accounts receivable of $299,349, an increase in inventory of $2,247,396, a decrease in prepaid expenses and other current assets of $524,999 and a decrease in deferred income taxes of $909,569. The increase in current liabilities reflects a $1,255,129 increase in trade accounts payable, an increase in the current portion of long term debt of $514,121, a $1,193,472 decrease in convertible debentures (which debentures were converted to equity during the first quarter of 1998) and a $1,261,310 increase in other current liabilities.

     The increase in cash of $3,378,085 reflects $6,959,490 of net cash used in operating activities, $772,385 of net cash used by investing activities and $11,109,960 of net cash provided by financing activities.

     The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $6,445,955 net loss for the year ended December 31, 1998, coupled with an increase in inventory of our Andrea Anti-Noise computer headsets in anticipation of future sales. Other significant contributing factors include increases in accounts receivable and other assets. These increases were offset by a significant increase in trade accounts payable.

     The cash provided by investing activities is primarily attributable to the sale of our primary operating facility in Long Island City, New York, offset by the cash consideration paid upon closing of the acquisition of Lamar. Also contributing to the offset were increases in capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-noise products and investments in our information systems. In connection with the sale of our primary operating facility, rent expense associated with the new leased facility will approximate $532,000 for the year ended December 31, 1999 (see
Note 12 to the financial statements).

     The net cash provided by financing activities resulted from the issuance and sale of the Notes and the exercise of employee stock options. All but $1.5 million of the Notes have been converted to common stock, with the remaining outstanding principal amount convertible into 3,000 shares of Common Stock.

     The increase in accounts receivable primarily reflects the increase in sales during the fourth quarter of 1998 (relative to prior quarters), offset by strong collection procedures. Generally, we collect receivables from sales within two months. The increase in other assets represents increases in patent and trademark costs associated with our proprietary technology, as well as the establishment of an escrow account in connection with the sale of our primary operating facility. The increase in trade accounts payable primarily reflects differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea Anti-Noise products, including our DSDA technology. The increase in the current portion of long term debt represents the current portion of debt recorded as a result of the acquisition of Lamar. The majority of this balance is comprised of $.5 million in cash consideration due on the twelve month anniversary of the closing. The remaining $1 million in cash consideration due on the twenty-four and thirty-six month anniversaries of the closing is recorded as long term debt on the accompanying consolidated balance sheet.

     Demand for Andrea Anti-Noise products has required us to raise additional working capital to support our operations. In addition, the acquisition of Lamar will require us to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. In December 1995, April 1996 and August 1996, we raised working capital through the issuance of convertible subordinated debentures. In June 1998, we raised $10 million through the issuance and sale of the Notes. In addition, we entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined. At December 31, 1998, there were no outstanding amounts under the agreement. We believe that our current levels of cash, as well as our access to borrowing sources, provides sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. Notwithstanding the significance of sales of Andrea Anti-Noise products during the year ended December 31, 1998, we cannot assure that demand will continue for these products or any of our other products, including future products related to our DSDA technology, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

YEAR 2000 COMPLIANCE PLAN

     In anticipation of the year 2000, Andrea has developed and begun to implement a plan to ensure that all of its information systems are able to properly recognize and handle dates after December 31, 1999. Our significant management information systems consist of our financial and inventory systems. These systems are currently being upgraded with a recently acquired software package, with a scheduled implementation date of April 1999. All of our material hardware, including our AS/400 mainframe, telephone systems and networks are being tested for year 2000 compliance. With respect to significant future system hardware or software purchases and/or modifications, we will conduct similar testing prior to implementation in an effort to ensure year 2000 compliance. Currently, we do not anticipate any material deficiencies and, further, we do not anticipate difficulty or significant additional expense in achieving full year 2000 capability. The cost of the upgrade to our management information systems is not expected to exceed $1 million. We expect this upgrade to achieve several business and operational objectives, including, among others, satisfaction of the year 2000 computing requirements. Although we believe that our own systems will be year 2000 compliant in April 1999, we cannot assure this, nor can we assure that, even if we complete our year 2000 compliance plan in a timely manner, that the systems, when actually implemented in full, will work properly independently or in conjunction with the systems of any of our suppliers, service providers, strategic partners or customers.

     We will bear the risk of a material adverse affect if any of our suppliers, service providers, strategic partners or customers do not appropriately address their own year 2000 compliance issues. Accordingly, we have inquired our suppliers, service providers, strategic partners and major customers about their year 2000 compliance. We believe that our strategic partners and major customers will be year 2000 compliant, and we are still in the process of reviewing the compliance programs of our suppliers and service providers. We cannot assure that these other companies will achieve year 2000 compliance or that any conversions by them to become year 2000 compliant will be made in a timely manner. Failure of these companies to become year 2000 compliant in a timely manner could have a material adverse effect on our financial condition or results of operations. If our suppliers and service providers are not year 2000 compliant, we may have to arrange for alternative sources of supply for inventory procurement and contract manufacturers in the fall of 1999 in preparation for the year 2000. We do not have any other contingency plans with respect to other problems that could arise in our business as a result of the year 2000. Any of these could have a material adverse effect on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our principal source of financing activities includes debt under a revolving credit facility that provides for interest at a spread above the prime rate, as well as the issuance of convertible debt with major financial institutions. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable in cash by us under the revolving credit facility, as well as the amount payable in stock by us under convertible debt. A significant rise in interest rates could materially adversely affect our financial condition and results of operations. At December 31, 1998, there were no outstanding borrowings under our credit facility, and approximately $1.5 million of remaining unconverted debt (see Notes 9 and 12 to the financial statements). We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to directors and executive officers is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 24, 1999. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 24, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 24, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information captioned "Security Ownership" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 24, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information captioned "Certain Relationships and Related Party Transactions" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on June 24, 1999.

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

                                                                    Page

                                                                    ----
   Reports of Independent Public Accountants                        F-1

   Consolidated Balance Sheets at December 31, 1998 and 1997        F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996                                 F-4

   Consolidated Statements of Shareholders' Equity for the
   three years ended December 31, 1998                              F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                 F-6

   Notes to Consolidated Financial Statements                       F-7

   (2)   INDEX TO FINANCIAL STATEMENT SCHEDULES

   Report of Independent Public Accountants on Schedule             S-1
   Schedule II - Valuation and Qualifying Accounts                  S-2

   (3)   EXHIBITS

   See (c) below.

(b)  REPORTS ON FORM 8-K

     On November 30, 1998, the Registrant filed a Current Report on Form 8-K relating to: the Registrant's press release, dated November 24, 1998, announcing the appointment of Christopher P. Sauvigne to the office of President and Chief Operating Officer of the Registrant; the results of the the annual meeting of shareholders of the Registrant held on November 13, 1998; the conversion into Common Stock of $9,253,000, together with related accrued interest, of the $10,753,000 aggregate principal amount of 6% Convertible Notes ("Notes") due June 10, 2000.

     On November 23, 1998, the Registrant filed a Current Report on Form 8-K relating to the Registrant's press release, dated November 23, 1998, stating that the Registrant had received a complaint, involving two of Andrea's patents, that had been filed against the Registrant by NCT Group, Inc. and NCT Hearing Products, Inc., one of NCT's subsidiaries.

(c)  EXHIBITS

                                    INDEX TO EXHIBITS

Exhibit
Number   Description

------------------
3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1992)

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended December 31, 1997)

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

3.4 Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

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

4.5 Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant's 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference To Exhibit 4.1 of the Registrant's Form S-3, File No. 333-61115)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2     1998 Stock Plan

10.3* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Three Months ended June 30, 1995)

10.4* Memorandum of Agreement, dated as of September 14, 1993, by and between Grumman Aerospace Corporation and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.5* License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.6* Software License Bundling Agreement, dated as of March 29, 1996, by and between Voxware, Inc., and the Registrant

        (incorporated by reference to Exhibit 10.1 of the Registrant's
         Form 10-Q for the Six Months ended June 30, 1996)

10.7     Employment Agreement, dated as of January 1, 1998, by and between John
         N. Andrea and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.8 Employment Agreement, dated as of January 1, 1998, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.9 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.10 Employment Agreement, dated as of November 20, 1998, by and between Christopher P. Sauvigne and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

10.11* Direct Sales and License Agreement, dated as of October 13, 1997, by and between Lernout & Hauspie Speech Products and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.12* Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.13 Revolving Loan and Security Agreement, dated as of September 23, 1997, by and between IBM Credit Corporation and the Registrant

10.14 Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement)(incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Current Report on Form 8-K filed May 8, 1998)

10.15** Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation

10.16** Purchase Agreement, dated as of February 25, 1999, by and between the Company and Clarion Corporation of America

10.17** Source Code License Agreement, dated as of October 29, 1998, between the Company and Intel Corporation

21       Subsidiaries of Registrant

22       Consent of Independent Public Accountants

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

(d)   Financial Statement Schedules

      See Item 14(a)(2).

                      INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
   Reports of Independent Public Accountants                        F-1

   Consolidated Balance Sheets at December 31, 1998 and 1997        F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996                                 F-4

   Consolidated Statements of Shareholders' Equity for the
   three years ended December 31, 1998                              F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                 F-6

   Notes to Consolidated Financial Statements                       F-7



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To Andrea Electronics Corporation:

     We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP

Melville, New York

January 26, 1999 (except with respect to the matter discussed in the last paragraph of Note 12, as to which the date is March 29, 1999)


                                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                           -----------------------------------------------

                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------

                                                                                                   December 31,
                                                                                         -----------------------------------
                                        ASSETS                                                 1998               1997
                                        ------                                                 ----               ----
CURRENT ASSETS:

  Cash and cash equivalents                                                              $     5,437,423     $     2,059,338
  Marketable securities                                                                           -                  102,717
  Accounts receivable, net of allowance for doubtful accounts of $202,251

     and $52,251, respectively                                                                 4,867,782           4,568,433
  Inventories                                                                                  8,014,323           5,766,927
  Deferred income taxes                                                                           -                  909,569
  Prepaid expenses and other current assets                                                      498,662           1,023,661
                                                                                        ----------------    ----------------

                  Total current assets                                                        18,818,190          14,430,645

PROPERTY, PLANT AND EQUIPMENT, net                                                             1,919,966           1,022,342
DEFERRED INCOME TAXES                                                                          1,806,615             897,046
OTHER ASSETS                                                                                   1,751,501           1,439,151
GOODWILL                                                                                      26,385,668             -
                                                                                        ----------------    ----------------

                  Total assets                                                           $    50,681,940     $    17,789,184
                                                                                         ===============     ===============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:

  Trade accounts payable                                                                 $     2,221,912     $       966,783
  Current portion of long term debt (Note 8)                                                     514,121              -
  Convertible debentures, net (Note 9)                                                            -                1,193,472
  Other current liabilities                                                                    1,745,041             483,731
                                                                                        ----------------    ----------------

                  Total current liabilities                                                    4,481,074           2,643,986

LONG TERM DEBT (Note 8)                                                                        1,126,390              -
CONVERTIBLE NOTES, net (Note 9)                                                                1,455,231              -
OTHER LIABILITIES                                                                                 40,345              38,500
                                                                                        ----------------    ----------------

                  Total liabilities                                                            7,103,040           2,682,486
                                                                                        ----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:

  Preferred stock, $.01 par value; authorized: 5,000,000 shares; none

    issued and outstanding                                                                       -                   -
  Common stock, $.50 par value; authorized: 25,000,000 shares; issued
    and outstanding: 13,210,038 and 8,706,692 shares, respectively                             6,605,019           4,353,346
  Additional paid-in capital                                                                  42,548,399           9,881,915
  Retained earnings (accumulated deficit)                                                     (5,574,518)            871,437
                                                                                        ----------------    ----------------

                  Total shareholders' equity                                                  43,578,900          15,106,698
                                                                                        ----------------    ----------------
                  Total liabilities and shareholders' equity                             $    50,681,940     $    17,789,184
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



                                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                           -----------------------------------------------

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                -------------------------------------


                                                                                 For the Years Ended December 31,
                                                                       ------------------------------------------------------
                                                                             1998              1997               1996
                                                                             ----              ----               ----


NET SALES                                                                $  21,304,570     $  26,429,804     $   9,244,109

COST OF SALES                                                               14,178,871        16,077,801         5,913,091
                                                                         -------------     -------------     -------------

              Gross profit                                                   7,125,699        10,352,003         3,331,018

RESEARCH AND DEVELOPMENT EXPENSES                                            2,016,684         1,106,880           988,483

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

                                                                            13,002,959         5,753,130         3,872,919
                                                                         -------------     -------------     -------------

              Income (loss) from operations                                 (7,893,944)        3,491,993        (1,530,384)
                                                                         -------------     -------------     -------------

OTHER INCOME (EXPENSE):

   Interest income                                                             233,346            64,873            57,599
   Interest expense                                                           (710,324)         (228,029)         (293,290)
   Rent and miscellaneous income                                             1,924,967           240,020           221,858
                                                                         -------------     -------------     -------------
                                                                             1,447,989            76,864           (13,833)
                                                                         -------------     -------------     -------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)

                                                                            (6,445,955)        3,568,857        (1,544,217)

INCOME TAX PROVISION (BENEFIT) (Note 11)                                         -               154,461        (1,222,000)
                                                                         -------------     -------------     -------------

              NET INCOME (LOSS)                                          $  (6,445,955)    $   3,414,396     $    (322,217)
                                                                         =============     =============     =============

PER SHARE INFORMATION (Note 4):
Net Income (Loss) Per Share :

   Basic                                                                 $       (.61)     $        .42      $       (.05)
                                                                         ============      ============      ============
   Diluted                                                               $       (.61)     $        .39      $       (.05)
                                                                         ============      ============      ============

Shares used in computing net income (loss) per share:

   Basic                                                                    10,614,237         8,148,153         7,129,534
                                                                         =============     =============     =============
   Diluted                                                                  10,614,237         8,862,263         7,129,534
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



                                  ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                  -----------------------------------------------

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  -----------------------------------------------

                                    FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                    -------------------------------------------


                                                                                                       Retained
                                                                                    Additional         Earnings           Total

                                                    Shares           Common          Paid-In         (Accumulated     Shareholders'
                                                 Outstanding          Stock          Capital           Deficit)          Equity
                                                 -----------          -----          -------           --------          ------
BALANCE, December 31, 1995                          6,573,720    $   3,286,860    $   2,899,162     $  (2,220,742)    $   3,965,280

   Conversion of convertible debt                     635,674          317,837        3,267,905            -              3,585,742
   Exercise of stock options, net of related
     costs                                            375,000          187,500           91,656            -                279,156
   Net loss                                            -                -                -               (322,217)         (322,217)
                                                 ------------    -------------    -------------     -------------    --------------

BALANCE, December 31, 1996                          7,584,394        3,792,197        6,258,723        (2,542,959)        7,507,961

   Conversion of convertible debt                     189,548           94,774        1,108,521            -              1,203,295
   Exercise of stock options, net of related
     costs                                            932,750          466,375        2,514,671            -              2,981,046
   Net income                                          -                -                -              3,414,396         3,414,396
                                                 ------------    -------------    -------------     -------------    --------------

BALANCE, December 31, 1997                          8,706,692        4,353,346        9,881,915           871,437        15,106,698

   Conversion of convertible debt                   2,334,846        1,167,423        9,211,993            -             10,379,416
   Exercise of stock options, net of related
     costs                                            350,500          175,250          934,710            -              1,109,960
   Issuance of common stock for acquisition
     of subsidiary (Note 3)                         1,818,000          909,000       22,519,781            -             23,428,781
   Net loss                                            -                -                -             (6,445,955)       (6,445,955)
                                                 ------------    -------------    -------------     -------------     -------------

BALANCE, December 31, 1998                         13,210,038    $   6,605,019    $  42,548,399     $  (5,574,518)    $  43,578,900
                                                 ============    =============    =============     =============     =============

     The accompanying notes are an integral part of these consolidated statements.



                                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                           -----------------------------------------------

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------


                                                                                      For the Years Ended December 31,

                                                                             ----------------------------------------------------
                                                                                   1998             1997              1996
                                                                                   ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                         $   (6,445,955)   $    3,414,396   $     (322,217)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Non-cash interest expense                                                      646,650           203,204          162,543
     Depreciation and amortization                                                2,594,519           322,499          353,308
     Gain on sale of building                                                    (1,864,767)           -                -
     Barter transaction                                                              -               (750,000)          -
     Deferred income taxes                                                           -                154,461       (1,222,000)
     (Increase) decrease in:

       Accounts receivable, net                                                    (278,132)       (1,889,984)      (1,632,527)
       Inventories                                                               (2,218,773)       (1,492,752)      (3,651,182)
       Prepaid expenses and other current assets                                   (128,400)         (714,399)          57,954
       Other assets                                                                (312,350)         (439,151)          -
     Increase (decrease) in:

       Trade accounts payable                                                     1,154,192           144,383          567,757
       Other current liabilities                                                   (106,474)          247,514           14,862
                                                                             --------------    --------------   --------------
              Net cash used in operating activities                              (6,959,490)         (799,829)      (5,671,502)
                                                                             --------------    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of marketable securities                                                -                 -               (98,474)
   Proceeds from sale of marketable securities                                      102,717           100,000           -
   Acquisition of business, net of cash acquired                                   (947,276)           -                -
   Proceeds from sale of building                                                 2,282,563            -                -
   Purchases of property, plant and equipment                                    (1,710,389)         (408,259)        (393,998)
                                                                             --------------    --------------   --------------
              Net cash used in investing activities                                (272,385)         (308,259)        (492,472)
                                                                             --------------    --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of capital lease obligations                                             -                 (4,685)         (39,946)
   Payment of acquisition installment notes (Note 3 and 8)                         (500,000)           -                -
   Net proceeds from convertible debentures (Note 9)                                 -                 -             3,445,000
   Net proceeds from convertible notes (Note 9)                                  10,000,000            -                -
   Issuance of common stock upon exercise of stock options, net of related
     costs                                                                        1,109,960         2,251,046          279,156
                                                                             --------------    --------------   --------------
              Net cash provided by financing activities                          10,609,960         2,246,361        3,684,210
                                                                             --------------    --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  3,378,085         1,138,273       (2,479,764)

CASH AND CASH EQUIVALENTS, beginning of year                                      2,059,338           921,065        3,400,829
                                                                             --------------    --------------   --------------

CASH AND CASH EQUIVALENTS, end of year                                       $    5,437,423    $    2,059,338   $      921,065
                                                                             ==============    ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Non-cash investing and financing activities:

   Conversion of convertible debentures and related accrued interest into

     common stock (Note 9)                                                   $   10,379,416    $    1,203,295   $    3,585,742
                                                                             ==============    ==============   ==============
   Issuance of common stock for acquisition (Note 3)                         $   23,428,781    $       -        $       -
                                                                             ==============    ==============   ==============
   Issuance of notes payable for acquisition (Note 3 and 8)                  $    1,672,212    $       -        $       -
                                                                             ==============    ==============   ==============
   Cash paid for:

     Interest                                                                $        3,261    $       -        $       -
                                                                             ==============    ==============   ==============
     Income taxes                                                            $       32,503    $        5,200   $        3,145
                                                                             ==============    ==============   ==============
                   The accompanying notes are an integral part of these
consolidated statements.


                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                -----------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               DECEMBER 31, 1998
                               -----------------

1.  ORGANIZATION AND BUSINESS:
    -------------------------

     Andrea Electronics Corporation (together with its subsidiaries, the "Company") has been engaged in the electronic communications industry since 1934. The Company is presently focused on the development, manufacture and marketing of its Andrea Anti-Noise family of electronic headsets and handsets with noise canceling and noise reducing properties. Noise cancellation enhances voice-activated computing, computerized speech recognition, and computer and Internet telephony. In addition, the Company is currently developing and marketing a new line of digital signal processing products to further its role in technology enhanced communications, and in May 1998, acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of digital signal processing (DSP), noise cancellation microphone solutions (Note
3). Prior to the Company's entry into the voice-activated computing market in the 1990s, its primary business was selling intercom systems for military and industrial use. The Company continues to manufacture for these systems and is seeking to apply its knowledge of the military and industrial markets to develop applications of its Andrea Anti-Noise technologies for these markets.

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

Marketable Securities
---------------------

     The Company accounts for investments according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, marketable securities used as part of the Company's asset management that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. During 1998, approximately $102,000 of the Company's marketable securities matured. Sales of securities were $100,000 in 1997. There were no sales of securities in 1998 or 1996. At December 31, 1998 and 1997, the carrying values of the Company's marketable securities approximate fair value.

Concentration of Credit Risk
----------------------------

     The Company is a manufacturer of audio communications equipment for several industries. During 1998, the Company primarily generated sales from its noise canceling and active noise canceling products as well as through sales to the federal government. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 60% and 52% of total accounts receivable at December 31, 1998 and 1997, respectively, and approximately 61%, 56% and 46% of the total sales for 1998, 1997 and 1996, respectively. Sales to federal governments and related subcontractors aggregated approximately 9% and 10% of total accounts receivable at December 31, 1998 and 1997, respectively, and approximately 19%, 15% and 47% of the total sales for 1998, 1997 and 1996, respectively.

Inventories
-----------

     Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

Property, Plant and Equipment
-----------------------------

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful-lives of the assets which are as follows:

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

Intangible Assets
-----------------

     Patents and trademarks associated with the Company's proprietary technology are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 17 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. Patents and trademarks approximated $778,000 and $415,000 at December 31, 1998 and 1997, respectively, and are included in other assets on the accompanying consolidated balance sheets. Goodwill associated with the Company's acquisition (Note 3) is carried at cost less accumulated amortization which is calculated on a straight-line basis over 15 years.

Long-Lived Assets
-----------------

     The Company accounts for long-lived assets according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with SFAS No. 121, the Company periodically reviews long-lived assets, including identifiable intangibles (patents) and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management believes there is no impairment to goodwill and certain identifiable intangibles as of December 31, 1998.

Revenue Recognition
-------------------

     Revenue is recognized upon shipment and acceptance of goods. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Barter Transaction
------------------

     The Company records barter transactions at the estimated fair market value of the services received. Revenue from a barter transaction approximated $1,250,000 during 1997. The value received in this transaction was recorded as a deferred charge and, at December 31, 1998, $770,000 is included in other assets. The remaining balance will be amortized over the lesser of the period of benefit or the program period, not to exceed five years. The Company did not engage in any barter transactions during 1998 or 1996.

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

     The provision for income taxes is based upon income after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred taxes result when the Company recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes.

Stock-Based Compensation
------------------------

     The Company complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (Note 13).

Research and Development
------------------------

     The Company expenses all research and development costs as incurred.

Advertising Expenses
--------------------

     The Company charges all media costs of newspaper and magazine advertisements to the consolidated statements of operations when advertisements are run. Prepaid advertising at December 31, 1998 and 1997, which represents costs for media services purchased but not yet run, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments
-----------------------------------

     The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1998 and 1997, the carrying value of all financial instruments approximated fair value.

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

Comprehensive Income
--------------------

     In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other non owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income
(loss). Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

Recently Issued Accounting Standard
-----------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. While the Company operates in international markets, it does so presently without the use of derivatives and, accordingly, this new pronouncement is not applicable.

Reclassifications
-----------------

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

3.  ACQUISTION OF BUSINESS:
    ----------------------

     On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by the Company for the Acquisition was 1,800,000 shares of restricted common stock and $3,000,000 in cash and notes payable. Of the approximately 1,800,000 shares issued to the sellers, one-third becomes freely transferable on the first anniversary of the closing, an additional one-third on the second anniversary and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, $500,000 was paid on November 5, 1998, and the remainder is payable in the form of promissory notes in three equal installments on each of the twelve, twenty-four and thirty-six month anniversaries of the closing (Note 8). The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The Acquisition was valued using an independent appraisal of the fair value of the consideration paid and the assets purchased, and resulted in goodwill of approximately $27.6 million, which will be amortized over fifteen years. Goodwill at December 31, 1998 is approximately $26.4 million, which is net of approximately $1.2 million in amortization expense. The Company made no acquisitions in 1997 or 1996.

     The pro forma results listed below, for the years ended December 31, 1998 and 1997, reflect pro forma adjustments, consisting primarily of amortization of goodwill and interest expense on the discounted value of the $2 million in promissory notes, assuming the acquisition occurred at the beginning of each period presented. Pro forma sales amounts would not be materially different from the historical results reported for 1998 and 1997.


                                                                            For the Year Ended December 31,

                                                                            -------------------------------
                                                                                  1998              1997
                                                                                  ----              -----


     Net income (loss)                                                      $     (7,143,660)    $      1,166,506
     Net income (loss) per share:
          Basic                                                             $           (.64)    $            .12
          Diluted                                                           $           (.64)    $            .11
     Shares used in computing net income (loss) per share:

          Basic                                                                   11,236,840            9,966,153
          Diluted                                                                 11,236,840           10,680,263


4.  NET INCOME (LOSS) PER SHARE:

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

     The following chart provides a reconciliation of information used in calculating the per share amounts for the twelve months ended December 31, 1997. No additional information is presented for 1998 or 1996 as diluted EPS is the same as Basic EPS for those years, and the inclusion of the impact of stock options, warrants and convertible securities then outstanding would be anti-dilutive:


                                                                                                       Net Income

                                                                 Net Income           Shares           Per Share

                                                                 ----------           ------           ---------

     Basic EPS

     ---------
       Net income                                              $    3,414,396          8,148,153         $.42
       Effect of dilutive employee stock options                       -                 714,110         (.03)
                                                               --------------     --------------         -----

     Diluted EPS

     -----------
       Net income                                              $    3,414,396          8,862,263         $.39
                                                               ==============     ==============         ====

5.  INVENTORIES, NET:
    ----------------

Inventories, net, consists of the following:

                                                                          December 31,

                                                               ---------------------------------
                                                                       1998               1997
                                                                       ----               ----

         Raw materials                                         $  2,795,893       $    2,438,290
         Work-in-process                                            194,289              276,745
         Finished goods                                           5,454,651            3,332,403
                                                               ------------       --------------
                                                                  8,444,833            6,047,438

         Less: reserve for obsolescence                             430,510              280,511
                                                               ------------       --------------
                                                               $  8,014,323       $    5,766,927
                                                               ============       ==============

6.  PROPERTY, PLANT AND EQUIPMENT, NET:

    ----------------------------------

Property, plant and equipment, net, consists of the following:

                                                                           December 31,

                                                               -----------------------------------
                                                                       1998               1997
                                                                       ----               ----

          Land                                                 $        -         $        109,000
          Building                                                      -                  453,000
          Building improvements                                      23,672                372,928
          Machinery and equipment                                 3,283,572              1,406,389
                                                               ------------       ----------------
                                                                  3,307,244              2,341,317

          Less:  accumulated depreciation                         1,387,278              1,318,975
                                                               ------------       ----------------
                                                               $  1,919,966       $      1,022,342
                                                               ============       ================


     During the first quarter of 1998, the Company sold its primary operating facility in Long Island City, New York. The Company received approximately $2.2 million in cash paid at the closing and $200,000 in cash in an escrow account (the "Escrow Funds"). The gain on the sale of the building was $1,864,767, which is included in rent and miscellaneous income in the accompanying consolidated statement of operations for 1998. The Escrow Funds are governed by an escrow agreement whereby the buyer could claim certain expenses, as defined. The Escrow Funds, which are included in other assets at December 31, 1998, will remain with the escrow agent until such time as those conditions are met (Note 12).

7.  OTHER CURRENT LIABILITIES:
    -------------------------

     Other current liabilities consists of the following: December 31,

                                          ------------------------------------
                                                 1998               1997
                                                 ----               ----

     Accrued professional fees            $        831,545    $        266,999
     Accrued interest expense                       62,097             132,739
     Accrued other                                 851,399              83,993
                                          ----------------    ----------------
                                          $      1,745,041    $        483,731
                                          ================    ================

8.  LONG TERM DEBT:
    --------------

     Long term debt consists of the following:

                                                     December 31,

                                          ------------------------------
                                                 1998               1997
                                                 ----               ----

     Notes payable to sellers, net (a)    $      1,167,111      $      -
     Bank note (b)                                 473,400            -
                                          ----------------    ---------
                                                 1,640,511             -
     Less: current portion                         514,121             -
                                          ----------------   ----------
                                          $      1,126,390      $      -
                                          ================      ========

(a) As part of the aggregate purchase price of the Acquisition (Note 3), the Company issued $2 million in non-interest bearing promissory notes (the "Promissory Notes") to the former shareholders of Lamar, of which $500,000 has been paid as of December 31, 1998. The Promissory Notes are recorded net of an unaccreted discount of $332,889, which discount reflects a 10.5% effective interest rate. In accordance with the terms of the Acquisition, the remaining obligation is payable on each of the twelve, twenty-four and thirty six month anniversaries of the closing date.

(b) In connection with the Acquisition (Note 3), the Company assumed the outstanding obligations of Lamar which, at December 31, 1998, includes Israeli government-guaranteed loans in the amount of $473,400, bearing interest at 8.7% per annum. These loans are part of a $1 million government-guaranteed credit facility approved for Lamar, which is subject to the implementation of an investment program in accordance with Israeli law. The approval associated with the investment program requires certain conditions to be met, as defined. In the event Lamar fails to meet the conditions, immediate repayment may be required. At December 31, 1998, management believes that Lamar was in compliance with those conditions.

Scheduled maturities of long term debt are as follows:

         1999                                            $        514,121
         2000                                                     587,247
         2001                                                     683,064
         2002                                                     151,953
         2003                                                      20,488
         Thereafter                                                16,527
                                                         ----------------
                                                                1,973,400

         Less:    imputed interest on notes                       332,889
                  current portion                                 514,121
                                                         ----------------
         Total                                           $      1,126,390
                                                         ================

9.  CONVERTIBLE DEBT:
    -----------------

Convertible Notes, net
----------------------

     On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes ("Notes") due June 10, 2000. The Notes are convertible into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing prices of the common stock during the thirty trading days preceding any date of conversion, subject to a maximum conversion price of $16.125 per share. At the option of the Company, interest is payable in the form of cash or shares of common stock at the conversion price then in effect. The maximum number of shares issuable upon conversion is 2,100,000 shares, and if this maximum number of shares is issued, any remaining unconverted principal amount of the Notes will bear interest at 17% per annum. During 1998, $9,253,000 of the Notes, together with related accrued interest, were converted into 2,097,000 shares of the Company's common stock. At December 31, 1998, the remaining obligation from the Notes is recorded net of an unaccreted discount of $44,769.

Convertible Debentures, net
---------------------------

     On August 7, 1996, the Company issued $1,687,500 of 10% Convertible Subordinated Debentures (the "Series C Debentures") due on February 9, 1998. The bonds and the related accrued interest were convertible into shares of the Company's common stock at a price of the lesser of (i) $12.075 per share (the maximum conversion price) and (ii) the closing price, which is defined as the last reported bid price for a given day on the exchange the Company's common stock is listed. In no event was the conversion price to be less than $5.75 per share (the minimum conversion price). Conversion of these Series C Debentures into the Company's common stock could, at the holder's option, have been effected in an amount of up to $843,750 beginning 135 days following the date of original issuance and up to the entire original principal amount beginning 180 days following the date of original issuance through maturity. These Series C Debentures were subordinated in right of payment to all future senior indebtedness, as incurred by the Company. During 1997, $437,500 of the Series C Debentures, together with the related accrued interest, were converted into the Company's common stock. At December 31, 1997, the remaining obligation from converted debentures is recorded net of an unaccreted discount of $56,528. During 1998, the remainder of the debentures, together with the related accrued interest, were converted into 238,038 shares of the Company's common stock.

10.  RETIREMENT PLAN:
     ---------------

     The Company has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. The Company's contributions, which serve to match a portion of participant contributions, were $152,487, $161,203 and $110,831 for 1998, 1997and 1996, respectively.

11.  INCOME TAXES:
     ------------

     Income tax provision (benefit) consists of the following:


                                                                                 Year Ended December 31,

                                                                    --------------------------------------------------
                                                                          1998             1997              1996
                                                                          ----             ----              ----


       Federal:

          Current                                                   $       -         $       -        $       -
          Deferred                                                      (1,733,867)        1,213,411         (525,000)

       State and Local:

          Current                                                           -                 -                -
          Deferred                                                        (254,980)          285,509         (144,000)
          Adjustment to valuation allowance related to net

            deferred tax assets                                          1,988,847        (1,344,459)        (553,000)
                                                                    --------------    --------------   --------------
                                                                    $       -         $      154,461   $   (1,222,000)
                                                                    ==============    ==============   ==============


     A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes is as follows:


                                                                               Year Ended December 31,

                                                                     ---------------------------------------------


                                                                          1998              1997             1996
                                                                          ----              ----             ----

       Tax provision (benefit) at statutory rate                             34%              34%             34%
       State and local taxes                                                  5%               8%             9%
       Change in valuation allowance for net deferred tax assets

                                                                            (39%)            (38%)            36%
                                                                     -----------      -----------       ---------
                                                                            -                  4%             79%
                                                                     ===========      ===========       =========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 1998 and 1997, are as follows:


                                                                          1998               1997
                                                                          ----               ----


         Allowance for doubtful accounts                           $        79,000     $        22,000
         Depreciation                                                       87,000             -
         Reserve for obsolescence                                          168,000             118,000
         NOL carryforward                                                7,407,000           2,147,000
                                                                   ---------------     ---------------
                                                                         7,741,000           2,287,000
         Less: valuation allowance                                      (5,934,385)           (480,385)
                                                                   ---------------     ---------------
         Deferred tax asset, net                                   $     1,806,615     $     1,806,615
                                                                   ===============     ===============


     At December 31, 1998, the Company had net operating loss and credit carryforwards of approximately $19.0 million expiring in varying amounts beginning in 2006 through 2011. In 1997 and 1996, management of the Company determined that, more likely than not, a portion of its previously reserved deferred tax assets would be realized and, accordingly, reduced the valuation allowance. The reduction in the valuation allowance is included in the income tax provision (benefit) in the accompanying consolidated statement of operations for 1997 and 1996, as well as in additional paid-in capital at December 31, 1997, for the portion of those deferred tax assets ($730,000) which are related to tax benefits associated with the exercise of stock options. The determination that the net deferred tax asset of $1,806,615 at December 31, 1998 and 1997 is realizable is based on the Company's expectations of future earnings. Of the remaining fully reserved deferred tax assets of approximately $5.9 million, approximately $4.5 million relate to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statement of operations in future periods but, rather, will result in further increases to additional paid in capital, if and when realized.

12.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

Letters of Credit
-----------------

     Letters of credit are issued by the Company during the ordinary course of business through a major domestic bank as required by certain vendor contracts. At December 31, 1998, the Company had outstanding letters of credit of approximately $650,000, which are fully collateralized by cash held with the same bank.

Line of Credit
--------------

     On September 30, 1997, the Company entered into an $8,000,000 credit facility (the "Agreement") with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined, with an interest rate of the prime rate plus .75% on any amounts outstanding. The Agreement matures on September 23, 1999 and renews on an annual basis unless terminated by either party, as provided in the Agreement. The facility is subject to normal banking terms and conditions, including financial covenant compliance. At December 31, 1998, there were no outstanding borrowings under the Agreement.

Leases
------

     During the first quarter of 1998, the Company sold its primary operating facility in Long Island City, New York. The Company, as lessor for the rental of approximately one-third of its building, realized rental income of $240,000 in 1997 and 1996. The Company's new corporate headquarters is located in Melville, New York, leasing space for manufacturing, research and development, sales and executive offices from an unrelated party. The current lease is for approximately 40,000 square feet and expires in June, 2008. Rent expense under this operating lease was approximately $145,000 in 1998. At December 31, 1998, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

       1999                                                 $        532,000
       2000                                                          553,000
       2001                                                          575,000
       2002                                                          598,000
       2003                                                          622,000
       Thereafter                                                  2,660,000

Legal Proceedings
-----------------

     On November 17, 1998, a complaint was filed against the Company in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of the Company's patents relating to certain active noise reduction technology. The Company does not currently derive significant sales or licensing revenue from this technology. The complaint requests a declaration that the two patents are invalid and unenforceable and that NCT's products do not infringe the patents. The complaint alleges that the Company has engaged in unfair competition by misrepresenting the scope of the two patents, tortuously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising certain of the Company's technology. The complaint seeks to enjoin the Company from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees.

     On December 30, 1998, the Company filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. The affirmative defenses include that NCT failed to allege fraud or inequitable conduct or misrepresentation with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure, that NCT failed to state claims upon which relief can be granted and that the statements made by the Company were true. The counterclaims allege that NCT has infringed the two patents, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition with respect the Company's mark ANR READY. The counterclaims also allege that NCT's patent infringement has been and is willful. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. The Company also seeks exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses.

     While it is not feasible to predict or determine the final outcome of the claims against the Company, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

     In addition to the litigation noted above, the Company is from time to time subject to routine litigation incidental to its business. These lawsuits primarily involve claims for damages arising out of the use of the Company's products and/or technologies, some of which include claims for punitive as well as compensatory damages. The Company believes that the results of the above noted litigation and other pending legal proceedings will not have a material adverse effect on the Company's financial condition.

Claim Subsequent to Yearend
---------------------------

     In March 1999, the Company was notified about a claim with respect to environmental matters in connection with a site where the Company has been identified as a potential responsible party under federal and state environmental laws and regulations. Based on a preliminary review of the complaint, and while no assurance can be given as to the ultimate outcome of this matter, the Company believes that the claim is without merit and intends to vigorously defend itself.

13.  STOCK PLANS:
     -----------

     On December 31, 1991, the Board of Directors of the Company (the "Board") adopted the 1991 Performance Equity Plan ("1991 Plan"), which was approved by the shareholders. The 1991 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. On September 12, 1994, the Board approved an increase in the number of shares available for grant under the 1991 Plan to 1,500,000 shares, which subsequently was approved by the shareholders of the Company. In addition, on April 1, 1997, the Board approved another increase in the number of shares available for grant under the 1991 Plan to 2,000,000 shares, which was subsequently approved by the shareholders of the Company. Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant.

     On May 5, 1998, the Board adopted the 1998 Stock Option Plan ("1998 Plan"), which was subsequently approved by the shareholders. The 1998 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 2,000,000 shares of the Company's common stock to be acquired by the holders of those awards. Similar to the 1991 Plan, the awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.

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


                                                                               Year Ended December 31,

                                                                   -------------------------------------------------


                                                                        1998              1997             1996
                                                                        ----              ----             ----

     Net income (loss):                          As Reported       $   (6,445,955)  $    3,414,396    $     (322,217)
                                                 Pro Forma            (11,378,844)       1,526,874        (1,093,868)

     Basic net income (loss) per share:          As Reported                 (.61)            $.42             $(.05)
                                                 Pro Forma                  (1.07)             .19              (.16)

     Diluted net income (loss) per share:        As Reported                 (.61)            $.39             $(.05)
                                                 Pro Forma                  (1.07)             .17              (.16)


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Option activity during 1998, 1997 and 1996 is summarized as follows:


                                                                      Year Ended December 31,

                                   ------------------------------------------------------------------------------------------
                                               1998                            1997                           1996
                                               ----                            ----                           ----
                                                     Weighted                       Weighted                        Weighted
                                                     Average                         Average                        Average
                                                     Exercise                       Exercise                        Exercise

                                      Shares          Price          Shares           Price           Shares         Price

                                      ------          -----          ------           -----           -----          -----


Outstanding at beginning of

   period                             1,824,750          5.57        2,200,250          3.41         2,130,000         4.12
Granted                               1,637,000         11.73          720,000          6.97           445,250         5.51
Exercised                              (351,000)         3.49         (932,750)         3.21          (375,000)         .75
Canceled                                (28,250)         5.44         (162,750)          .68                -            -
                                       --------                     ----------                      ----------

Outstanding at end of period

                                      3,082,500          9.06        1,824,750          5.57         2,200,250         3.41
                                      =========                      =========                       =========

Exercisable at end of year              753,500          5.45          625,500          4.68         1,442,000         1.83
                                      =========                     ==========                       =========
Weighted average fair value of

   options granted                                      $9.55                          $5.38                          $4.07
                                                        =====                          =====                          =====


The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                      1998                1997
                                                                      ----                ----


           Expected life (years)                                       6.5                7.5
           Risk-free interest rates                                    5.32%              6.87%
           Volatility                                                 96%                74%
           Dividend yield                                              0%                 0%


     The following table summarizes information about stock options outstanding at December 31, 1998:


                                                      Options Outstanding                          Options Exercisable

                                      ----------------------------------------------------    -------------------------------
                                          Number             Weighted          Weighted         Number           Weighted
                                        Outstanding          Average            Average       Exercisable        Average
                                        at December         Remaining          Exercise       at December       Exercise
      Range of Exercise Prices           31, 1998        Contractual Life        Price         31, 1998           Price
      ------------------------           --------        ----------------        -----         --------           -----


     $  0.68    to  $  1.02                 173,500             3.49              $0.68           173,500           0.68
        1.03    to     3.51                 -                   -                    -           -                  -
        3.52    to     5.29                  41,500             7.58               5.00            17,000           5.00
        5.30    to     7.94               1,009,000             7.46               5.59           416,500           5.78
        7.95    to    11.93                 893,500             9.42               8.87           121,500           8.85
       11.94    to    17.91                 965,000             9.29              14.54            25,000          16.75
                                        -----------      -----------           --------        ----------      ---------
         .68    to    17.91               3,082,500             8.38               9.06           753,500           5.45
                                        ===========      ===========          =========       ===========      =========


Warrants

--------

     In connection with an overseas equity offering in 1994, the Company issued 5 year warrants to purchase 47,500 shares of common stock at prices of $4.92 to $5.49 per share. During 1997, 5,000 of these warrants were exercised into an equivalent number of common shares. During 1996, 50% of the original number of warrants were converted into an equal number of options at an equivalent value. As of December 31, 1998, all of these 23,750 options are exercisable, and will expire on July 30, 2006. As of December 31, 1998, all of the remaining 18,750 warrants are exercisable and will expire on June 15, 1999.

14.  SEGMENT INFORMATION:
     -------------------

     Effective December 31, 1998, the Company adopted SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea Anti-Noise Products and (ii) military intercom products (Traditional Military Products). The following represents selected consolidated financial information for the Company's segments for the years ended December 31, 1998, 1997 and 1996:


                                                                                 Traditional
                                                         Andrea Anti-             Military
        Segment Data                                    Noise Products            Products             Total 1998
        ------------                                    --------------            --------             ----------


        Net Sales                                     $     17,266,874        $      4,037,696      $    21,304,570
        Income (loss) from operations                       (8,418,844)                524,900           (7,893,944)
        Depreciation                                         1,096,229                  93,683            1,189,912

                                                                                 Traditional
                                                        Andrea Anti-              Military
                                                       Noise Products             Products             Total 1997

        Net Sales                                      $    22,404,069          $     4,025,735     $    26,429,804
        Income from operations                               2,968,647                  523,346           3,491,993
        Depreciation                                           257,727                   64,772             322,499

                                                                                 Traditional
                                                        Andrea Anti-              Military
                                                       Noise Products             Products             Total 1996

        Net Sales                                      $     5,403,299          $     3,840,810     $     9,244,109
        Income (loss) from operations                       (2,029,689)                 499,305          (1,530,384)
        Depreciation                                           251,189                  102,119             353,308


     Management of the Company assesses assets on a consolidated basis only, and the Company has not restated any other prior period information, as it would be impracticable. For the years ended December 31, 1998, 1997 and 1996, and as of each respective yearend, sales and accounts receivable by geographic area are as follows:


                     Geographic Data                     1998               1997                1996
                     ---------------                     ----               ----                ----


        Sales:

             United States                          $    14,720,470    $    14,949,334    $     7,109,180
             Europe                                       3,723,609          8,129,621          1,653,612
             Other foreign                                2,860,491          3,350,849            481,317
                                                   ----------------   ----------------   ----------------
                                                    $    21,304,570    $    26,429,804    $     9,244,109
                                                    ===============    ===============    ===============
        Accounts receivable:

             United States                          $     3,264,958    $     2,749,591    $     1,877,170
             Europe                                         898,428          1,400,144            535,139
             Other foreign                                  704,396            418,698            266,140
                                                   ----------------   ----------------   ----------------
                                                    $     4,867,782    $     4,568,433    $     2,678,449
                                                    ===============    ===============    ===============


                     INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants on Schedule                  S - 1

Schedule II - Valuation and Qualifying Accounts                       S - 2

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
             ----------------------------------------------------

To Andrea Electronics Corporation:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of Andrea Electronics Corporation included in this filing and have issued our report thereon dated January 26, 1999 (except with respect to the matter discussed in the last paragraph of Note 12, as to which the date is March 29, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP

Melville, New York
January 26, 1999


                                                   ANDREA ELECTRONICS CORPORATION
                                                   ------------------------------

                                                             SCHEDULE II
                                                             -----------

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                  ---------------------------------



                                                         Charged to         Charged to
                                       Balance at         Costs and            Other                            Balance at
               1998                    January 1          Expenses           Accounts         Deductions        December 31
               ----                    ---------          --------           --------         ----------        -----------
Allowance for doubtful

  accounts                             $   52,521         $  150,000        $       -          $      -         $    202,521
                                       ==========         ==========        =========          ========         ============

               1997

Allowance for doubtful

  accounts                             $  52,521          $   -             $  -               $ -              $   52,521
                                       =========          ==========        =========          ========         ==========

               1996

Allowance for doubtful

  Accounts                             $  32,183          $   51,483        $  -               $ 31,145         $     52,521
                                       =========          ==========        =========          ========         ============


                                  SIGNATURES

     In accordance with the requirements of the Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANDREA ELECTRONICS CORPORATION

                                            By:  /s/ John N. Andrea

                                            ------------------------------------
Date:  March 31, 1999                       John N. Andrea
                                            Co-Chairman of the Board
                                            and Co-Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.

/s/ Frank A.D. Andrea, Jr.    Chairman Emeritus                March 31, 1999
---------------------------     and Director
    Frank A.D. Andrea, Jr.

/s/ John N. Andrea            Co-Chairman,                     March 31, 1999
---------------------------     Co-Chief Executive Officer
    John N. Andrea              and Director

/s/ Douglas J. Andrea         Co-Chairman,                     March 31, 1999
---------------------------     Co-Chief Executive Officer
    Douglas J. Andrea           and Director

/s/ Christopher P. Sauvigne   President and                    March 31, 1999
---------------------------     Chief Operating Officer
    Christopher P. Sauvigne

/s/ Patrick D. Pilch          Executive Vice President,        March 31, 1999
---------------------------     Chief Financial Officer
    Patrick D. Pilch            and Director

/s/ Richard A. Maue           Vice President, Controller,      March 31, 1999
---------------------------     Treasurer and Corporate
    Richard A. Maue             Secretary

/s/ Frank A.D. Andrea, Jr.    Director                         March 31, 1999
---------------------------
    Frank A.D. Andrea, Jr.

/s/ Christopher Dorney        Director                         March 31, 1999
---------------------------
    Christopher Dorney

/s/ Gary A. Jones             Director                         March 31, 1999
---------------------------
    Gary A. Jones

/s/ Scott Koondel             Director                         March 31, 1999
---------------------------
    Scott Koondel

/s/ Paul M. Morris            Director                         March 31, 1999
---------------------------
    Paul M. Morris

/s/ Jack Lahav                Director                         March 31, 1999
---------------------------
    Jack Lahav

                                    INDEX TO EXHIBITS

Exhibit
Number   Description

------------------
3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1992)

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended December 31, 1997)

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

3.4 Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

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

4.5 Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant's 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference To Exhibit 4.1 of the Registrant's Form S-3, File No. 333-61115)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2     1998 Stock Plan

10.3* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the Three Months ended June 30, 1995)

10.4* Memorandum of Agreement, dated as of September 14, 1993, by and between Grumman Aerospace Corporation and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.5* License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.6* Software License Bundling Agreement, dated as of March 29, 1996, by and between Voxware, Inc., and the Registrant

        (incorporated by reference to Exhibit 10.1 of the Registrant's
         Form 10-Q for the Six Months ended June 30, 1996)

10.7     Employment Agreement, dated as of January 1, 1998, by and between John
         N. Andrea and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.8 Employment Agreement, dated as of January 1, 1998, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.9 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.10 Employment Agreement, dated as of November 20, 1998, by and between Christopher P. Sauvigne and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

10.11* Direct Sales and License Agreement, dated as of October 13, 1997, by and between Lernout & Hauspie Speech Products and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.12* Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.13 Revolving Loan and Security Agreement, dated as of September 23, 1997, by and between IBM Credit Corporation and the Registrant

10.14 Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement)(incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Current Report on Form 8-K filed May 8, 1998)

10.15** Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation

10.16** Purchase Agreement, dated as of February 25, 1999, by and between the Company and Clarion Corporation of America

10.17** Source Code License Agreement, dated as of October 29, 1998, between the Company and Intel Corporation

21       Subsidiaries of Registrant

22       Consent of Independent Public Accountants

27       Financial Data Schedule

---------------
* Certain portions of this Agreement have been accorded confidential treatment.

** Confidential treatment has been requested for certain portions of this Agreement.