Form 10-Q
period 1999-03-31
ANDREA ELECTRONICS CORP
filed 1999-05-03
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

     OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to _______________

                          Commission file number 1-4324

                                      ----

                         ANDREA ELECTRONICS CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                11-0482020
              -----------                             ---------------
    (State or other jurisdiction of          I.R.S. Employer Identification No.)
     incorporation or organization)

   45 Melville Park Road, Melville, New York             11747
  --------------------------------------------       -------------
      (Address of principal executive offices)        (Zip Code)

                                  516-719-1800
                           --------------------------
              (Registrant's telephone number, Including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X    No  __

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,232,538.

Item 1 - FINANCIAL STATEMENTS

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         March 31, 1999     December 31, 1998
                                                                                           (unaudited)          (audited)
                                                                                       ------------------   -----------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               $  4,703,901        $   5,437,423
  Accounts receivable, net of allowance for doubtful accounts of $202,251                    3,901,489            4,867,782
  Inventories                                                                                7,708,775            8,014,323
  Prepaid expenses and other current assets                                                    352,041              498,662
                                                                                            ----------           ----------
                  Total current assets                                                      16,666,206           18,818,190

PROPERTY, PLANT AND EQUIPMENT, net                                                           2,187,125            1,919,966
DEFERRED INCOME TAXES                                                                        1,806,615            1,806,615
OTHER ASSETS                                                                                 1,955,614            1,751,501
GOODWILL, net                                                                               25,925,720           26,385,668
                                                                                            ----------           ----------
                  Total assets                                                            $ 48,541,280        $  50,681,940
                                                                                            ==========           ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                                  $  2,261,265        $   2,221,912
  Current portion of long term debt                                                            514,121              514,121
  Other current liabilities                                                                  1,253,284            1,745,041
                                                                                            ----------           ----------
                  Total current liabilities                                                  4,028,670            4,481,074

LONG TERM DEBT                                                                               1,172,432            1,126,390
CONVERTIBLE NOTES, net                                                                       1,462,693            1,455,231
OTHER LIABILITIES                                                                               43,533               40,345
                                                                                            ----------           ----------
                  Total liabilities                                                          6,707,328            7,103,040
                                                                                            ----------           ----------
                        COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized: 5,000,000 shares; none
    issued and outstanding                                                                           -                    -
  Common stock, $.50 par value; authorized: 25,000,000 shares; issued
    and outstanding: 13,210,038 shares                                                       6,605,019            6,605,019
  Additional paid-in capital                                                                42,548,399           42,548,399
  Accumulated deficit                                                                       (7,319,466)          (5,574,518)
                                                                                            ----------           ----------
        Total shareholders' equity                                                          41,833,952           43,578,900
                                                                                            ----------           ----------
        Total liabilities and shareholders' equity                                        $ 48,541,280        $  50,681,940
                                                                                            ==========           ==========





                 See Notes to Consolidated Financial Statements


                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                            ------------------------------------
                                                                                            For the Three Months Ended March 31,
                                                                                            ------------------------------------
                                                                                                   1999               1998
                                                                                            ------------------- ----------------
SALES                                                                                           $ 4,664,135        $ 4,475,070

COST OF SALES                                                                                     3,299,316          2,820,222
                                                                                                 ----------         ----------
         Gross Profit                                                                             1,364,819          1,654,848

RESEARCH AND DEVELOPMENT EXPENSES                                                                   774,838            407,453

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                                                      2,282,444          2,393,334
                                                                                                 ----------         ----------
          Loss from operations                                                                   (1,692,463)        (1,145,939)
                                                                                                 ----------         ----------

OTHER INCOME (EXPENSE)

     Interest income                                                                                 23,315             10,643
     Interest expense                                                                               (75,800)           (24,893)
     Rent and miscellaneous income                                                                        -          1,925,405
                                                                                                 ----------         ----------
                                                                                                    (52,485)         1,911,155
                                                                                                 ----------         ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                  (1,744,948)           765,216

PROVISION FOR INCOME TAXES                                                                                -            329,043
                                                                                                 ----------         ----------
         NET INCOME (LOSS)                                                                     $ (1,744,948)       $   436,173
                                                                                                 ==========         ==========
PER SHARE INFORMATION:
Net Income (Loss) Per Share:

     Basic                                                                                     $       (.13)       $       .05
                                                                                                 ==========         ==========
     Diluted                                                                                   $       (.13)       $       .05
                                                                                                 ==========         ==========

Shares used in computing net income (loss) per share:

     Basic                                                                                       13,210,038          8,936,255
                                                                                                 ==========         ==========
     Diluted                                                                                     13,210,038          9,661,189
                                                                                                 ==========         ==========






                 See Notes to Consolidated Financial Statements


                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                             ------------------------------------
                                                                             For the Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                    1999             1998
                                                                             -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                             $ (1,744,948)      $   436,173
   Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Non-cash interest expense                                                         69,293                 -
     Depreciation and amortization                                                    751,416           505,788
     Gain on sale of building                                                               -        (1,864,767)
     Deferred income taxes                                                                  -           329,043

     (Increase) decrease in:
       Accounts receivable, net                                                       966,293           500,735
       Inventories                                                                    305,548        (1,965,266)
       Prepaid expenses and other current assets                                       46,259          (699,488)
       Other assets                                                                  (204,113)         (499,293)

     Increase (decrease) in:
       Trade accounts payable                                                          39,353         1,170,973
       Other current and long term liabilities                                       (511,820)          328,974
                                                                                  -----------       -----------
              Net cash used in operating activities                                  (282,719)       (1,757,128)
                                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of marketable securities                                                       -          (639,457)
   Proceeds from sale of building                                                           -         2,282,563
   Purchases of property, plant and equipment                                        (450,803)         (207,264)
                                                                                  -----------       -----------
              Net cash (used in) provided by investing activities                    (450,803)        1,435,842
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from revolving credit facility                                              -           429,880
   Issuance of common stock upon exercise of stock options, net of related                  -           188,030
     costs                                                                        -----------       -----------
              Net cash provided by financing activities                                     -           617,910
                                                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (733,522)          296,624

CASH AND CASH EQUIVALENTS, beginning of period                                      5,437,423         2,059,338
                                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                          $ 4,703,901       $ 2,355,962
                                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Non-cash investing and financing activities:

   Conversion of convertible debentures and related accrued interest into
   common stock                                                                   $         -       $ 1,397,706
                                                                                  ===========       ===========



                 See Notes to Consolidated Financial Statements


                   Notes to Consolidated Financial Statements
                  --------------------------------------------


1. Basis of Presentation - The accompanying consolidated financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. Earnings Per Common Share - Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

     The following chart provides a reconciliation of information used in calculating the per share amounts for the three months ended March 31, 1999 and 1998:


                                                          Net Income                      Net Income (Loss) Per
                                                             (Loss)          Shares                Share
                                                          ----------         ------        --------------------
     1999
         Net loss                                          $(1,744,948)      13,210,038    Basic      $ (.13)
         Effect of dilutive employee stock options                                    -                    -
                                                                             ----------               ------
                                                                             13,210,038    Diluted    $ (.13)
                                                                             ==========               ======
     1998

         Net Income                                           $ 436,173       8,936,255    Basic      $  .05
         Effect of dilutive employee stock options                              724,934                    -
                                                                             ----------               ------
                                                                              9,661,189    Diluted    $  .05
                                                                             ==========               ======

3. Comprehensive Income - In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements, or in the case of interim reporting, in the footnotes to the financial statements. For 1998 and for the quarters ended March 31, 1999 and 1998, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income
      (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.


4. Derivatives - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. While the Company operates in international markets, it does so presently without the use of derivatives and therefore this new pronouncement is not applicable.


5. Credit Facility - The Company has an $8,000,000 credit facility (the "Credit Facility") with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined, with an interest rate equal to the prime rate plus .75% on any amounts outstanding. The Credit Facility matures on September 23, 1999 and renews on an annual basis unless terminated by either party, as provided in the Credit Facility. The Credit Facility is subject to normal banking terms and conditions, including financial covenant compliance. At March 31, 1999, there were no outstanding borrowings under the Credit Facility.


6. Procurement Agreement - The Company has an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. During the three months ended March 31, 1999, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 51% of the Company's total net sales.


7. Convertible Notes - On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes ("Notes") due June 10, 2000. The Notes are convertible into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing prices of the common stock during the thirty trading days preceding any date of conversion, subject to a maximum conversion price of $16.125 per share. At the option of the Company, interest is payable in the form of cash or shares of common stock at the conversion price then in effect. The maximum number of shares issuable upon conversion or otherwise is 2,100,000 shares, and if this maximum number of shares is issued, any remaining unconverted principal amount of the Notes will bear interest at 17% per annum. During 1998, $9,253,000 of the Notes, together with related accrued interest, was converted into 2,097,000 shares of the Company's common stock. At March 31, 1999, the remaining obligation from the Notes was recorded net of an unaccreted discount of $37,307.


8. Acquisition - On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar Signal Processing, Ltd. (the "Acquisition"). The consideration paid by the Company for the Acquisition was 1,800,000 shares of restricted common stock and $3,000,000 in cash and notes payable. Of the approximately 1,800,000 shares issued to the sellers, one-third becomes freely transferable on the first anniversary of the closing, an additional one-third on the second anniversary and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, $500,000 was paid on November 5, 1998, and the remainder is payable in the form of promissory notes in three equal installments on each of the twelve, twenty-four and thirty-six month anniversaries of the closing. The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar Signal Processing, Ltd. have been included in the consolidating operating results of the Company since the date of the Acquisition. The Acquisition was valued using an independent appraisal of the fair value of the consideration paid and the assets purchased, and resulted in goodwill of approximately $27.6 million, which is being amortized over fifteen years. Goodwill at March 31, 1999 was approximately $25.9 million, which is net of approximately $1.7 million in amortization expense since the date of the Acquisition. Total goodwill amortization expense for the three months ended March 31, 1999 was approximately $460,000.


9. Segment Information - Effective December 31, 1998, the Company adopted SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. As defined by SFAS No. 131, the management approach is based on the way that management organizes the segments of a company for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, management has organized the Company into two segments: (i) Andrea Anti-Noise/ Registered Trademark/ Products and (ii) military intercom products (Traditional Military Products). The following represents selected consolidated financial information for the Company's segments for the three months ended March 31, 1999 and 1998:




                                                                                 Traditional
                                                         Andrea Anti-             Military
                                                        Noise Products            Products         March 31, 1999
                                                        --------------           -----------      ---------------
 Segment Data
        Net Sales                                      $   3,701,390           $    962,745        $   4,664,135
        Income (loss) from operations                     (1,817,620)               125,157           (1,692,463)
        Depreciation                                         160,354                 23,290              183,644


                                                                                 Traditional
                                                         Andrea Anti-             Military
                                                        Noise Products            Products         March 31, 1998
                                                        --------------           -----------      ---------------

        Net Sales                                      $   3,458,473           $  1,016,596        $  4,475,070
        Income (loss) from operations                     (1,278,096)               132,157          (1,145,939)
        Depreciation                                          82,720                 15,596              98,316


For the three months ended March 31, 1999 and 1998, sales and accounts receivable by geographic area are as follows:

             Geographic Data               March 31, 1999     March 31, 1998
             ---------------               --------------     ---------------
        Sales:

             United States                $     2,753,100    $     3,421,358
             Europe                             1,105,973            624,909
             Other foreign                        805,062            428,803
                                                ---------          ---------
                                          $     4,664,135    $     4,475,070
                                                =========          =========
        Accounts receivable:

             United States                $     1,814,873    $     3,596,827
             Europe                               834,090            502,217
             Other foreign                      1,252,526            768,654
                                                ---------          ---------
                                          $     3,901,489    $     4,867,698
                                                =========          =========

10. Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Examples of the applications and interfaces for which Andrea Anti-Noise/Registered Trademark/ products provide benefits include: Internet and other computer-based speech; telephony communications; multi-point conferencing; multi-player Internet and CD ROM interactive games; speech recognition; multimedia; military and industrial communications; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, industrial and military headsets, cellular and other wireless telephones, personal communication systems and avionics communications systems. High quality audio communication technologies will also be required for emerging "far field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

Our strategy is to maintain and extend our market position with our Andrea Anti-Noise products; broaden our Andrea Anti-Noise product lines through internal research and development and, from time to time, strategic acquisitions; design our products to satisfy specific end-user requirements identified by our collaborative partners; and outsource manufacturing of our Andrea Anti-Noise products in order to achieve economies of scale. An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with computer OEMs, software publishers, and distributors and retailers actively engaged in the various markets in which our products have application. Under some of these arrangements, we supply our products for sale by our collaborative partners. Under others, our collaborative partners supply us with software that we include with our products. In addition, we have been increasing our own direct marketing efforts.

The success of our strategy will depend on our ability to, among other things, increase sales of our line of existing Andrea Anti-Noise products, contain operating costs, manage growth, introduce additional Andrea Anti-Noise products, maintain the competitiveness of our technologies through successful research and development, and achieve widespread adoption of our products and technologies.

In order to complement our internal efforts to develop DSP technology, in May 1998, we acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of digital signal processing ("DSP") noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications. This acquisition resulted in a substantial amount of goodwill. The amortization of this goodwill has had, and will continue to have, a negative, non-cash impact on our results of operations.

We outsource the assembly of most of our Andrea Anti-Noise products from purchased components, and we are currently assembling our Digital Super Directional Array (DSDA/Registered Trademark/) products from purchased components at our New York and Israeli facilities. We manufacture our traditional intercom systems and related components for military and industrial applications ("Traditional Products") at our New York facility.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.



             CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1999 (the "1999 First Quarter") compared to the three months ended March 31, 1998 (the "1998 First Quarter") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements.

* Our historic operating results have been volatile and hard to predict and will continue to vary from period to period due to fluctuations in the volume of sales of our products under our collaborative marketing arrangements, the mix of products we sell, the mix of distribution channels we use, the timing of our new product announcements and releases and those of our competitors, fluctuations in the computer and communications hardware and software marketplace, and general economic conditions.

* The markets for our Andrea Anti-Noise products, including our new DSP products, have recently begun to develop and are characterized by rapidly changing technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products. We cannot assure that we will succeed in developing our new DSP products and technologies, or that, if we are, that any of these products or technologies will gain market acceptance. Further, the markets for our products and technologies are characterized by evolving industry standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies.

* Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Our ability to compete successfully will depend upon our capability to develop and maintain advanced technology, develop proprietary products, obtain patent or other proprietary protection for our products and technologies, and manufacture, assemble and successfully market products, either alone or through third parties.

* We must protect our intellectual property in the United States and other countries by obtaining patents for our technology, defending our patents against infringement and preserving our trade secrets and trademarks. We must also operate without infringing the patents and intellectual property rights of others. We cannot assure that the steps we have taken to protect our intellectual property will prevent its misappropriation or circumvention. We are currently engaged in defending an action brought against us involving two of our patents which relate to certain active noise reduction technology, particularly applicable to aircraft passenger headphones.

* We have entered into several collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise products. Under these collaborative arrangements, our products are sold to end users through inclusion of the products of our collaborators. The revenue derived by us from these arrangements will be based in large part upon the sale of our collaborator's products. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators in marketing existing products and new products under development with which to include our products and technologies. Our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies. Furthermore, our collaborators may develop their own microphone or earphone products or technologies that compete with our products and technologies. We are substantially dependent on our product procurement relationship with IBM. During the 1999 First Quarter, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 51% of our sales revenue. We have also established direct arrangements with large electronic and computer retail chains in the United States, as well as with certain distributors in Europe and the Americas. We cannot assure that any of these channels will devote sufficient resources to support the sale of our products.

* During the 1999 First Quarter, sales to customers outside the United States accounted for approximately 40% of our sales revenue. International sales and operations are subject to a number of risks, including trade restrictions in the form of license requirements, restrictions on exports and imports and other government controls, changes in tariffs and taxes, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships, general economic conditions, and political and economic instability or conflict. To date, we have invoiced our international sales in U.S dollars, and have not engaged in any material foreign exchange or hedging transactions. We cannot assure that this will continue to be the case. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition.

* We conduct assembly operations at our facility in New York and through subcontractors. As unit sales of Andrea Anti-Noise products have increased to significant levels, assembly operations have primarily been transferred to a subcontractor in Asia. Any failure on the part of this subcontractor to meet our production and shipment schedules could have a material adverse effect on our business, results of operations and financial condition. While most of the components for the Andrea Anti-Noise products are available from several sources and are not characteristically in short supply, certain specialized components for the Andrea AntiNoise products, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. While we have, to date, been able to obtain sufficient supplies of these more specialized components, we cannot assure that we will continue to be able to do so.

* Our performance is substantially dependent on the performance of our executive officers and key employees. We are dependent on our ability to retain and motivate high quality personnel for positions in management and product and technology development. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our continuing ability to attract and retain additional highly qualified technical personnel. Competition for qualified personnel is intense and we cannot assure that we will be able to attract, assimilate or retain qualified personnel in the future.

* Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 25,000,000 shares of common stock presently authorized, 13,232,538 shares of common stock were outstanding on April 30, 1999. This does not include 3,442,500 shares of common stock reserved for issuance upon exercise of options granted under our 1991 Performance Equity Plan and 1998 Stock Plan. To the extent that such options are exercised or we issue additional shares of capital stock, the ownership interests of holders of common stock would be diluted. In addition, in May 1998 we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar. These shares are subject to trading restrictions that expire with respect to one-third of these shares in May 1999, one-third in May 2000, and one-third in May 2001. As the restrictions expire, the shares are subject to demand and piggyback registration rights.



                               RESULTS OF OPERATIONS

Sales

Sales for the 1999 First Quarter were $4,664,135, an increase of 4% over the 1998 First Quarter. On a units sold basis, the Company realized a 30% increase from the 1998 First Quarter. This increase, however, was entirely offset by a shift in product mix to lower-priced and lower-margin products to original equipment manufacturers (OEMs). The increase in sales during the 1999 First Quarter reflected an approximate 7% increase in sales of Andrea Anti-Noise/Registered Trademark/ products to $3,701,390, or 79% of total sales, and an approximate 5% decrease in sales of the Company's Traditional Military Products to $962,745, or 21% of total sales. For the 1999 First Quarter, sales of the Company's computer headsets to IBM and certain of its affiliates, distributors, licensees and integrators accounted for approximately 51% of our total sales.

Cost of Sales

Cost of sales as a percentage of sales for the 1999 First Quarter increased to 67% from 63% for the 1998 First Quarter. The increase in cost of sales during the 1999 First Quarter principally reflects a shift in product mix of sales of Andrea Anti-Noise products to the Company's OEM customers.

Research and Development

Research and development expenses increased 90% to $774,838 for the 1999 First Quarter from $407,453 for the 1998 First Quarter. This increase is primarily attributable to continuing development of our digital signal processing and computer/telephony headset technologies. Our research and development program is substantially focused on developing optimal far-field microphone solutions for various voice-driven and natural language interfaces that incorporate the DSDA microphone technology obtained through the acquisition of Lamar in May 1998. We believe that the acquisition of Lamar significantly reinforces our position in digital signal processing and enhances our position in other markets, including the consumer electronics and professional audio markets, among others. We anticipate continued significant increases in research and development expenses, with particular emphasis on digital signal processing efforts as the year progresses.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased 5% to $2,282,444 for the 1999 First Quarter from $2,393,334 for the 1998 First Quarter. General, administrative and selling expenses represented approximately 49% and 53% of total sales for the 1999 First Quarter and 1998 First Quarter, respectively. These high levels of general, administrative and selling expenses, primarily attributable to the DSDA and Active Noise Cancellation/Active Noise Reduction (ANC/ANR) product lines, reflect significant business development expenses relating to existing and prospective collaborative arrangements with hardware OEMs, software publishers and developers, distributors and retailers. The Company also incurs significant promotional, marketing and sales expenses to promote product awareness and acceptance of the DSDA and ANC/ANR product lines, particularly in the retail marketplace, and significant expenses with developing global expansion efforts. Also included in general, administrative and selling expenses in the 1999 First Quarter is goodwill amortization expense of $459,948 related to the acquisition of Lamar in May 1998. Excluding the effect of the goodwill amortization, general, administrative and selling expenses decreased to $1,822,496, or 39% of total sales. This decrease is primarily attributable to cost reduction efforts and, to a lesser extent, a reallocation of resources to research and development activities. In light of the Company's intentions to continue to support sales of products, introduce additional products, create new strategic alliances and further integrate global operations during 1999, high levels of recurring general, administrative and selling expenses as a percentage of sales is expected to continue.

Other Income (Expense)

Other expense for the 1999 First Quarter was $52,485 compared to other income of $1,911,155 for the 1998 First Quarter. This change is primarily attributable to the gain on the sale of the Company's corporate headquarters during the 1998 First Quarter of $2,064,187.

Provision for Income Taxes

The Company did not record income tax expense for the 1999 First Quarter in light of the net loss recorded for the period. The realization of the Company's reserved deferred tax assets (excluding those generated and reserved during 1998 and the 1999 First Quarter), if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets as the year progresses.

Net Income (Loss)

Net loss for the 1999 First Quarter was $1,566,948 compared to net income of $436,173 for the 1998 First Quarter. The levels of net loss for the 1999 First Quarter principally reflect the factors discussed above.


                      LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings provided by certain financial institutions. At March 31, 1999, the Company had cash and cash equivalents of $4,703,901 compared with $5,437,423 at December 31, 1998. The balance of cash and cash equivalents at March 31, 1999 is substantially a result of the Company's June 1998 private placement of $10.75 million aggregate principal amount of 6% Convertible Notes ("Notes"). All but $1.5 million of the Notes have been converted to common stock, with the remaining outstanding principal amount convertible into 3,000 shares of Common Stock. The Company has been using the $10 million in net proceeds from the issuance of the Notes for costs associated with technology acquisition and development, tooling costs, relocation costs, a new management information system and general working capital requirements.

In connection with the acquisition of Lamar Signal Processing, Ltd., of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, with the remainder payable in four equal installments on each of the six, twelve, twenty-four and thirty-six month anniversaries of the closing. The majority of the current portion of long term debt is comprised of $.5 million in cash consideration due on the twelve month anniversary of the closing. The remaining $1 million in cash consideration due on the twenty-four and thirty-six month anniversaries of the closing is recorded as long term debt on the accompanying consolidated balance sheet.

Working capital at March 31, 1999 was $12,637,536 compared to $14,337,116 at December 31, 1998. The decrease in working capital reflects a decrease in total current assets of $2,151,984 offset by a decrease in total current liabilities of $452,404. The increase in total current assets reflects a decrease in cash of $733,522, a decrease in accounts receivable of $966,293, a decrease in inventory of $305,548, and a decrease of $146,621 in prepaid expenses and other current assets. The decrease in current liabilities reflects a $39,353 increase in trade accounts payable and $491,757 decrease in other current liabilities.

The decrease in cash of $733,522 reflects $282,719 of net cash used in operating activities and $450,803 of cash used in investing activities.

The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $1,744,948 net loss in the 1999 First Quarter, a $204,113 increase in other assets and a $511,820 decrease in other current and long term liabilities, partially offset by a $966,293 decrease in accounts receivable. The decrease in accounts receivable primarily reflects the decrease in sales during the 1999 First Quarter coupled with rigorous collection procedures. Generally, the Company collects receivables from sales within two months. The increase in other assets represents increases in patent and trademark costs associated with the Company's proprietary technology. The decrease in other current liabilities primarily reflects differences in the timing related to both the payments for and the acquisition of services in connection with ongoing efforts related to the Andrea Anti-Noise products.

The cash used in investing activities is primarily attributable to capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-noise products, as well as investments in the Company's existing information systems.

Demand for Andrea Anti-Noise products has required the Company to raise additional working capital to support operations. In addition, the acquisition of Lamar will require the Company to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. In December 1995, April 1996 and August 1996, the Company raised working capital through the issuance of convertible subordinated debentures. In June 1998, the Company raised $10 million through the issuance and sale of the Notes. In addition, we entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined. At March 31, 1999, there were no outstanding amounts under the revolving credit agreement.

We expect to raise additional capital through external funding, which together with our current levels of cash, would provide sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. We are currently exploring a variety of external funding sources, including private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Notwithstanding the significance of sales of Andrea Anti-Noise products during the three months ended March 31, 1999, we cannot assure that demand will continue for these products or any of our other products, including future products related to our DSDA technology, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.


                        YEAR 2000 COMPLIANCE PLAN

In anticipation of the year 2000, Andrea has developed and begun to implement a plan to ensure that all of its information systems are able to properly recognize and handle dates after December 31, 1999. Our significant management information systems consist of our financial and inventory systems. All of our material hardware, including our AS/400 mainframe, telephone systems and networks are being tested for year 2000 compliance. With respect to significant future system hardware or software purchases and/or modifications, we will conduct similar testing prior to implementation in an effort to ensure year 2000 compliance. Currently, we do not anticipate any material deficiencies and, further, we do not anticipate difficulty or significant additional expense in achieving full year 2000 capability. The cost of the upgrade to our management information systems is not expected to exceed $1 million. We expect this upgrade to achieve several business and operational objectives, including, among others, satisfaction of the year 2000 computing requirements. Although we believe that our systems are substantially year 2000 compliant, we cannot assure that the systems will work properly, independently or in conjunction with the systems of any of our suppliers, service providers, strategic partners or customers.

We will bear the risk of a material adverse affect if any of our suppliers, service providers, strategic partners or customers do not appropriately address their own year 2000 compliance issues. Accordingly, we have inquired of our suppliers, service providers, strategic partners and major customers about their year 2000 compliance. We believe that our strategic partners and major customers will be year 2000 compliant, and we are still in the process of reviewing the compliance programs of our suppliers and service providers. We cannot assure that these other companies will achieve year 2000 compliance or that any conversions by them to become year 2000 compliant will be made in a timely manner. Failure of these companies to become year 2000 compliant in a timely manner could have a material adverse effect on our financial condition or results of operations. If our suppliers and service providers are not year 2000 compliant, we may have to arrange for alternative sources of supply for inventory procurement and contract manufacturers in the fall of 1999 in preparation for the year 2000. We do not have any other contingency plans with respect to other problems that could arise in our business as a result of the year 2000. Any of these could have a material adverse effect on our financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number          Description
--------        -------------------
  27            Financial Data Schedule


(b) Reports on Form 8-K.

On February 26, 1999, the registrant filed a report on Form 8-K stating that Christopher P. Sauvigne, President and Chief Operating Officer of the Registrant advised the Registrant that he will postpone assuming a position on the registrant's Board of Directors in order to comply with certain interpretations of the regulations of the Securities and Exchange Commission regarding the independence of outside auditors.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our principal source of financing activities includes debt under a revolving credit facility that provides for interest at a spread above the prime rate, as well as the issuance of convertible debt with major financial institutions. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable in cash by us under the revolving credit facility, as well as the amount payable in stock by us under convertible debt. A significant rise in interest rates could materially adversely affect our financial condition and results of operations. At March 31, 1999, there were no outstanding borrowings under our credit facility, and approximately $1.5 million of remaining unconverted debt. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

                               SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA ELECTRONICS CORPORATION


/s/ John N. Andrea          Co-Chairman and
-------------------------   Co-Chief Executive Officer         April 30, 1999
  John N. Andrea

/s/ Patrick D. Pilch        Executive Vice President,
-------------------------   and Chief Financial Officer        April 30, 1999
  Patrick D. Pilch