Form 10-Q
period 1999-06-30
ANDREA ELECTRONICS CORP
filed 1999-08-16
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

         OR

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934
         For the transition period from ____________ to_____________

                         Commission file number 1-4324

                                     ----
                        ANDREA ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

             New York                                   11-0482020
  -------------------------------           -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)

 45 Melville Park Road, Melville, New York                  11747
 -----------------------------------------               -----------
 (Address of principal executive offices)                 (Zip Code)

                                 516-719-1800
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X    No
            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 13,232,538.

                                  PART I
                           FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

                                          ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,          December 31,
                                       ASSETS                                                   1999                1998
                                       ------                                               (unaudited)          (audited)

CURRENT ASSETS:

  Cash and cash equivalents                                                                    $10,425,570   $     5,437,423
  Accounts receivable, net of allowance for doubtful accounts of $202,251                        3,982,012         4,867,782
  Inventories, net                                                                               7,486,331         8,014,323
  Prepaid expenses and other current assets                                                        207,803           498,662
                                                                                              ------------    --------------

                  Total current assets                                                          22,101,716        18,818,190

PROPERTY, PLANT AND EQUIPMENT, net                                                               2,115,123         1,919,966
DEFERRED INCOME TAXES                                                                            1,806,615         1,806,615
OTHER ASSETS                                                                                     2,037,198         1,751,501
GOODWILL                                                                                        25,465,772        26,385,668
                                                                                            --------------  ----------------

                  Total assets                                                                 $53,526,424   $    50,681,940
                                                                                               ===========   ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:

  Trade accounts payable                                                                        $1,664,692   $     2,221,912
  Other current liabilities                                                                      1,549,773         1,745,041
  Current portion of long term debt                                                                505,000           514,121
  Convertible Notes                                                                              1,470,154                 -
                                                                                                ----------   ---------------


                  Total current liabilities                                                      5,189,619         4,481,074

LONG TERM DEBT                                                                                     682,491         1,126,390
CONVERTIBLE NOTES, net                                                                                   -         1,455,231
OTHER LIABILITIES                                                                                        -            40,345
                                                                                                ----------   ---------------


                  Total liabilities                                                              5,872,110         7,103,040
                                                                                                ----------   ---------------

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 750 and 0
shares issued and outstanding, respectively                                                      7,160,068                 -

SHAREHOLDERS' EQUITY:

  Preferred stock, $.01 par value; authorized: 5,000,000 shares                                          -                 -
  Common stock, $.50 par value; authorized: 25,000,000 shares; issued
         and outstanding: 13,232,538 and 13,210,038 shares, respectively                         6,616,269         6,605,019
  Additional paid-in capital                                                                    42,964,000        42,548,399
  Accumulated deficit                                                                           (9,086,023)       (5,574,518)
                                                                                                ----------   ---------------

                  Total shareholders' equity                                                    40,494,246        43,578,900
                                                                                                ----------   ---------------
                  Total liabilities and shareholders' equity                                   $53,526,424   $    50,681,940
                                                                                               ===========   ===============

                                           See Notes to Consolidated Financial Statements



                                          ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)

                                                              ---------------------------------- -----------------------------------
                                                               For the Three Months Ended June        For the Six Months Ended
                                                                             30,                              June 30,
                                                              ---------------------------------- -----------------------------------
                                                                   1999              1998              1999              1998
                                                              ---------------- ----------------- ------------------ ----------------

NET SALES                                                        $ 4,324,079       $ 4,370,358         $8,988,214       $8,845,428

COST OF SALES                                                      2,992,074         2,753,932          6,291,390        5,574,154
                                                                 -----------       -----------         ----------       ----------

         Gross Profit                                              1,332,005         1,616,426          2,696,824        3,271,274

RESEARCH AND DEVELOPMENT EXPENSES                                    829,899           582,646          1,604,737          990,098
GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                       2,244,036         2,897,114          4,526,480        5,290,448
                                                                 -----------       -----------         ----------       ----------

         Loss  from operations                                    (1,741,930)       (1,863,334)        (3,434,393)      (3,009,272)
                                                                  -----------       -----------         ----------      ----------

OTHER INCOME (EXPENSE)

     Interest income                                                  50,435            62,671             73,750           73,315
     Interest expense                                                (66,537)          (85,664)          (142,337)        (110,119)
     Rent and miscellaneous income                                         -                 -                  -        1,924,966
                                                              ---------------  ----------------  -----------------       ---------
                                                                     (16,102)          (22,993)           (68,587)       1,888,162
                                                              ---------------  ----------------  -----------------       ---------

LOSS BEFORE INCOME TAXES                                          (1,758,032)       (1,886,327)        (3,502,980)      (1,121,110)

PROVISION FOR INCOME TAXES                                                 -                 -                  -         (329,043)
                                                              ---------------  ----------------  -----------------       ---------
         NET LOSS                                                 (1,758,032)       (1,886,327)        (3,502,980)      (1,450,153)

PREFERRED STOCK DIVIDENDS                                              8,525                 -              8,525                -
                                                              ---------------  ----------------  -----------------       ---------

         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS             $ (1,766,557)     $ (1,886,327)       $(3,511,505)     $(1,450,153)
                                                               =============     =============       ============     ============

PER SHARE INFORMATION:

Net Loss Applicable to Common Shareholders:

     Basic                                                        $    (.13)         $   (.18)         $    (.27)      $     (.15)
                                                                  ==========         =========         ==========      ===========
     Diluted                                                      $    (.13)         $   (.18)         $    (.27)      $     (.15)
                                                                  ==========         =========         ==========      ===========
Shares used in computing net loss per share:

     Basic                                                        13,229,324        10,339,488         13,219,734        9,641,748
                                                                  ==========        ==========         ==========        =========
     Diluted                                                      13,229,324        10,339,488         13,219,734        9,641,748
                                                                  ==========        ==========         ==========        =========



                                           See Notes to Consolidated Financial Statements

                                          ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)

                                              ---------------- ----------------- ---------------- ------------------ --------------
                                                                                   Additional                             Total
                                                  Shares         Common Stock    Paid-In Capital     Accumulated      Shareholders'
                                                Outstanding                                            Deficit            Equity
                                              ---------------- ----------------- ---------------- ------------------ --------------
BALANCE, December 31, 1998                       13,210,038        $6,605,019     $ 42,548,399       $(5,574,518)      $ 43,578,900

Exercise of stock options, net of related
   costs                                             22,500            11,250           67,144                 -             78,394

Issuance of warrants in connection with Series B
     Redeemable Convertible Preferred Stock               -                 -          348,457                 -            348,457

Preferred Stock Dividends                                 -                 -                -            (8,525)            (8,525)

Net Loss                                                  -                 -                -        (3,502,980)        (3,502,980)
                                                 ----------       -----------     ------------       -----------       ------------
BALANCE, June 30, 1999 (unaudited)               13,232,538       $ 6,616,269     $ 42,964,000       $(9,086,023)      $ 40,494,246
                                                 ==========       ===========     ============       ============      ============


                                           See Notes to Consolidated Financial Statements

                                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                             ----------------------------------
                                                                                   1999             1998
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $(3,502,980)     $(1,450,153)
   Adjustments to reconcile net loss to net cash used in operating activities:

     Non-cash interest expense                                                        143,535           32,259
     Depreciation and amortization                                                  1,563,925        1,095,693
     Gain on sale of building                                                               -       (1,864,767)
     Deferred income taxes                                                                  -          329,043
     (Increase) decrease in:

       Accounts receivable, net                                                       885,770          436,368
       Inventories, net                                                               527,992       (2,320,982)
       Prepaid expenses and other current assets                                       59,218         (982,470)
       Other assets                                                                  (313,450)        (574,980)
     Increase (decrease) in:

       Trade accounts payable                                                        (557,220)         434,643
       Other current and long term liabilities                                       (282,115)         318,795
                                                                                    ---------          -------
              Net cash used in operating activities                                (1,475,325)      (4,546,551)
                                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of marketable securities                                                       -         (543,322)
   Proceeds from sale of building                                                           -        2,282,563
   Acquisition of business, net of cash acquired                                            -         (947,276)
   Purchases of property, plant and equipment                                        (579,792)        (715,720)
                                                                                    ---------        ---------
              Net cash (used in) provided by investing activities                    (579,792)          76,245
                                                                                    ---------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from redeemable convertible preferred securities                    7,456,830                -
   Net proceeds from convertible debentures                                                 -       10,000,000
   Payments of debt obligations                                                      (535,130)               -
   Long term debt proceeds                                                                  -          665,788
   Proceeds from issuance of common stock upon exercise of employee stock
     options                                                                          121,564        1,087,041
                                                                                      -------        ---------
              Net cash provided by financing activities                             7,043,264       11,752,829
                                                                                    ---------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           4,988,147        7,282,523

CASH AND CASH EQUIVALENTS, beginning of period                                      5,437,423        2,059,338
                                                                                    ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                                         $ 10,425,570       $9,341,861
                                                                                 ============       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Non-cash investing and financing activities:

   Issuance of Common Stock for acquisition                                      $         -       $23,428,781
   Conversion of convertible debentures and related accrued interest into
     common stock                                                                $         -       $ 1,397,706
   Issuance of notes payable for acquisition                                     $         -       $ 1,564,000
   Issuance of warrants in connection with Series B Redeemable Convertible
     Preferred Stock                                                             $   348,457       $         -


                                           See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, "Andrea Electronics" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

2. Earnings Per Common Share - Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

     The following chart provides a reconciliation of information used in calculating the per share:

                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,

                                                                     1999           1998           1999          1998
                                                                     ----           ----           ----          ----
     Numerator:

         Net loss                                                 $(1,758,032)   $(1,886,327)  $(3,502,980)  $(1,450,153)
         Preferred stock dividends                                      8,525              -         8,525             -
         Net loss applicable to common shareholders               $(1,766,557)   $(1,886,327)  $(3,511,505)  $(1,450,153)

     Denominator:

         Weighted average common shares outstanding - Basic        13,229,324     10,339,488    13,219,734     9,641,748
         Effect  of  dilutive   employee   stock   options  and
              convertible securities                                        -              -             -             -
         Weighted average common shares outstanding - Diluted      13,229,324     10,339,488    13,219,734     9,641,748

     Net loss per common share:

         Basic                                                       $   (.13)      $   (.18)     $   (.27)     $   (.15)
         Diluted                                                     $   (.13)      $   (.18)     $   (.27)     $   (.15)


3. Comprehensive Income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the six months ended June 30, 1999 and 1998, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

4. Derivatives - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. While the Company operates in international markets, it does so presently without the use of derivatives and therefore this new pronouncement is not applicable.

5. Credit Facility - The Company has an $8,000,000 credit facility (the "Agreement") with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined, with an interest rate of the prime rate plus .75% on any amounts outstanding. The Agreement matures on September 23, 1999 and renews on an annual basis unless terminated by either party, as provided in the Agreement. The facility is subject to normal banking terms and conditions, including financial covenant compliance. At June 30, 1999, there were no outstanding borrowings under the Agreement.

6. Procurement Agreement - The Company has an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. During the three months ended June 30, 1999, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 48% of the Company's total net sales.

7. Convertible Notes - On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes ("Notes") due June 10, 2000. The Notes are convertible into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing prices of the common stock during the thirty trading days preceding any date of conversion, subject to a maximum conversion price of $16.125 per share. At the option of the Company, interest is payable in the form of cash or shares of common stock at the conversion price then in effect. The maximum number of shares issuable upon conversion is 2,100,000 shares, and if this maximum number of shares is issued, any remaining unconverted principal amount of the Notes will bear interest at 17% per annum. During 1998, $9,253,000 of the Notes, together with related accrued interest, was converted into 2,097,000 shares of the Company's common stock. At June 30, 1999, the remaining obligation from the Notes is recorded net of an unaccreted discount of $29,846, and is reflected as a current liability in the accompanying consolidated balance sheet.

8. Series B Redeemable Convertible Preferred Stock - On June 22, 1999, the Company issued and sold in a private placement, $7,500,000 of its Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"), and a warrant covering 75,000 shares of the Company's common stock. Each share of Preferred Stock has a stated value of $10,000 plus an additional amount of 4% per annum, which sum is convertible into common stock at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the common stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% additional amount may, at the option of the Company, be paid in cash. The Preferred Stock becomes convertible into the Company's common stock according to a vesting schedule, with 12.5% of the shares becoming convertible on October 17, 1999 and an additional
         12.5% becoming convertible at the end of each succeeding 30-day period. The vesting schedule will lapse for conversions occurring at the Maximum Conversion Price and upon the occurrence of certain extraordinary events, as defined. Any unconverted Preferred Stock that remains outstanding on June 18, 2004 will automatically convert into the Company's common stock. The Company has currently reserved 2,581,680 shares of common stock for issuance upon conversion of the Preferred Stock and exercise of certain warrants issued in connection with the Preferred Stock. Prior to June 22, 2000, the Company has the option to redeem any Preferred Stock presented for conversion by the holder thereof if the conversion price is less than or equal to $4.725 per share, at a redemption price equal to 110% of the stated value plus any accrued dividends. Upon the announcement of a Major Transaction, as defined, a holder of Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder's Preferred Stock at a redemption price equal to the greater of 120% of par plus any accrued dividends and the Market Price on the day of announcement. In addition, upon the occurrence of certain Triggering Events, as defined, and depending on the Company's control over such events, the investor may have the right to require the Company to (a) redeem all or a portion of the Preferred Stock at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement, or (b) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined. During the six month period beginning March 14, 2000, the Company, subject to certain conditions, may exercise an option to sell up to an additional $7.5 million of its Preferred Stock, and warrants for up to an additional 75,000 shares of common stock. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004. At June 30, 1999, the
         Preferred Stock is recorded net of the unaccreted present value of the warrants of $348,457. Due to the redemption features discussed above, the Preferred Stock is not included in stockholders' equity in the accompanying consolidated balance sheet.

9. Acquisition - On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar Signal Processing, Ltd. (the "Acquisition"). The consideration paid by the Company for the Acquisition was 1,800,000 shares of restricted common stock and $3,000,000 in cash and notes payable. Of the approximately 1,800,000 shares issued to the sellers, 600,000 shares became freely transferable on May 5, 1999, 600,000 shares are subject to trading restrictions that expire on May 5, 2000 and 600,000 shares are subject to trading restrictions that expire on May 5, 2001. Of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, $500,000 was paid on each of November 5, 1998 and May 5, 1999, and the remainder is payable in the form of promissory notes in two equal installments on May 5, 2000 and May 5, 2001. The
         Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of the Acquisition. The Acquisition was valued using an independent appraisal of the fair value of the consideration paid and the assets purchased, and resulted in goodwill of approximately $27.6 million, which is being amortized over fifteen years. Goodwill at June 30, 1999 is approximately $25.5 million, which is net of approximately
         $2.1 million in amortization expense since the closing date. Total goodwill amortization expense for the six months ended June 30, 1999 was approximately $920,000.

10. Segment Information - Effective December 31, 1998, the Company adopted SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea Anti-Noise /Registered Trademark/ Products and (ii) military intercom products (Traditional Military Products). The following represents selected consolidated financial information for the Company's segments for the three months ended June 30, 1999 and 1998:

                                                                                 Traditional
                                                         Andrea Anti-             Military
        SEGMENT DATA                                    Noise Products            Products           June 30, 1999
                                                        --------------            --------           -------------

        Net Sales                                          $  3,258,125          $  1,065,954       $  4,324,079
        Income (loss) from operations                      $ (1,930,222)         $    188,292       $ (1,741,930)
        Depreciation                                       $    172,715          $     25,048       $    197,763


                                                                                 Traditional
                                                        Andrea Anti-              Military
                                                       Noise Products             Products           June 30, 1998
                                                        --------------            --------           -------------

        Net Sales                                            $  3,366,948         $ 1,003,410        $  4,370,358
        Income (loss) from operations                        $ (1,993,777)        $   130,443        $ (1,863,334)
        Depreciation                                         $    106,826         $    16,173        $    122,999

For the three months ended June 30, 1999 and 1998, sales and accounts receivable by geographic area are as follows:

                     Geographic Data                    June 30, 1999           June 30, 1998
                     ---------------                    -------------           -------------

        Sales:

             United States                                      $2,815,988             $3,043,280
             Europe                                              $ 976,619              $ 597,924
             Other foreign                                       $ 531,471              $ 729,154

        Accounts receivable:

             United States                                      $2,725,204             $2,542,207
             Europe                                              $ 432,538              $ 566,082
             Other foreign                                       $ 824,270             $1,044,993


11. Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In order to complement our internal efforts to develop digital signal processing ("DSP") technology, in May 1998, we acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of DSP noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications. This acquisition resulted in a substantial amount of goodwill. The amortization of this goodwill has had, and will continue to have, a negative, non-cash impact on our results of operations.

We outsource the assembly of most of our Andrea Anti-Noise products from purchased components, and we are currently assembling our Digital Super Directional Array (Andrea DSDA/Trademark/) products from purchased components at our New York and Israeli facilities. We manufacture our traditional intercom systems and related components for military and industrial applications at our New York facility.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.

"Andrea Anti-Noise" is a registered trademark of Andrea. "Andrea DSDA" is a trademark of Andrea.


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended
June 30, 1999 (the "1999 Second Quarter") compared to the three months ended June 30, 1998 (the "1998 Second Quarter"), and for the six months ended
June 30, 1999 (the "1999 First Half") compared to the six months ended
June 30, 1998 (the "1998 First Half"), are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words
"anticipates," "believes," "estimates," "expects," "intends," "plans,"
"seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements.

* Our historic operating results have been volatile and hard to predict and will continue to vary from period to period due to fluctuations in the volume of sales of our products under our collaborative marketing arrangements, the mix of products we sell, the mix of distribution channels we use, seasonally high sales during the last quarter of each year, the timing of our new product announcements and releases and those of our competitors, fluctuations in the computer and communications hardware and software marketplace, and general economic conditions.

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

* We have entered into collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise products. Under these collaborative arrangements, our products are sold to end users through inclusion with the products of our collaborators. The revenue derived by us from these arrangements will be based in large part upon the sale of our collaborator's products. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators in marketing their existing products and new products under development with which to include our products and technologies. Our collaborators are not contractually obligated to any minimum level of sales of our products or technologies. Furthermore, our collaborators may develop their own microphone or earphone products or technologies that compete with our products and technologies. We are substantially dependent on our product procurement relationship with IBM. During the 1999 First Half, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 49% of our sales revenue. We have also established direct arrangements with large electronic and computer retail chains in the United States, as well as with certain distributors in Europe and the Asia. We cannot assure that any of these channels will devote sufficient resources to support the sale of our products.

* During the 1999 Second Quarter, sales to customers outside the United States accounted for approximately 35% of our sales revenue. International sales and operations are subject to a number of risks, including trade restrictions in the form of license requirements, restrictions on exports and imports and other government controls, changes in tariffs and taxes, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships, general economic conditions, and political and economic instability or conflict. To date, we have invoiced our international sales in U.S dollars, and have not engaged in any material foreign exchange or hedging transactions. We cannot assure that this will continue to be the case. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition.

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

* Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. The authorized capital stock of the Company consists of:
     25,000,000 shares of common stock, of which 13,232,538 shares were issued and outstanding on August 13, 1999 which does not include 3,725,000 shares that are reserved for issuance pursuant to the Company's stock option and purchase plans, 2,581,680 shares (subject to adjustment based on fluctuations in the market price of the Company's common stock) that are reserved for issuance upon conversion of the Company's Series B Redeemable Convertible Preferred Stock and exercise of related warrants, and 3,000 shares reserved for issuance pursuant to other securities. To the extent that the options are exercised or we issue additional shares of capital stock, the ownership interests of holders of common stock would be diluted. In addition, in May 1998 we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar, of which 600,000 shares became freely transferable on May 5, 1999 by persons other than "affiliates" of the Company, as defined under the Securities Act of 1933, as amended, 600,000 shares are subject to trading restrictions that expire on May 5, 2000, and 600,000 shares are subject to trading restrictions that expire on May 5, 2001. As the restrictions expire, the shares are subject to demand and piggyback registration rights.


                             RESULTS OF OPERATIONS

Net Sales

Net sales for the 1999 Second Quarter were $4,324,079, a decrease of 1% over the three months ended June 30, 1998 (the "1998 Second Quarter"). Sales for the 1999 First Half were $8,988,214, an increase of 2% over the six months ended June 30, 1998 (the "1998 First Half"). In terms of unit sales, the Company realized a 37% and 29% increase over the 1998 Second Quarter and 1998 First Half, respectively. These increases were entirely offset, however, by a continuing shift in product mix to lower-priced and lower-margin products to original equipment manufacturers (OEMs). The decrease in net sales during the 1999 Second Quarter reflected an approximate 3% decrease in sales of Andrea Anti-Noise products to $3,258,125, or 75% of total sales, and an approximate 6% increase in sales of the Company's Traditional Military Products, to $1,065,954, or 25% of total sales. The flat sales during the 1999 First Half reflected an approximate 1% increase in sales of Andrea Anti-Noise products to $6,959,515 or 77% of total sales, and an approximate 3% increase in sales of the Company's Traditional Military Products to $2,028,699 or 23% of total sales. During the 1999 First Half, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 49% of the Company's total net sales.

Cost of Sales

Cost of sales as a percentage of sales for the 1999 Second Quarter increased to 69% from 63% for the 1998 Second Quarter. Cost of sales as a percentage of sales for the 1999 First Half increased to 70% from 63% for the 1998 First Half. These increases in cost of sales as a percentage of sales during the 1998 Second Quarter are primarily a result of the shift in product mix described above under "Net Sales".

Research and Development

Research and development expenses increased 42% to $829,899 for the 1999 Second Quarter from $582,646 for the 1998 Second Quarter. Research and development expenses increased 62% to $1,604,737 for the 1999 First Half from $990,098 for the 1998 First Half. These increases are primarily a result of continuing efforts to develop the Company's digital signal processing technology, coupled with efforts in computer/telephony headset technologies. Research and development efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions that incorporate voice-driven interfaces, incorporating the digital super-directional array microphone technology ("DSDA") and certain other technologies obtained through the acquisition of Lamar in May 1998. Correspondingly, the activities of Lamar accounted for approximately 23% and 19% of the total research and development expenses during the 1999 Second Quarter and 1999 First Half, respectively. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by increasing exposure to other industries, including the consumer electronics and professional audio markets, among others. The Company anticipates continued significant increases in research and development expenses, with particular emphasis on digital signal processing efforts as the year progresses.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased 23% to $2,244,036 for the 1999 Second Quarter from $2,897,114 for the 1998 Second Quarter. General, administrative and selling expenses decreased 14% to $4,526,480 for the 1999 First Half from $5,290,448 for the 1998 First Half. General, administrative and selling expenses represented approximately 52% and 66% of total sales for the 1999 Second Quarter and 1998 Second Quarter, respectively, and approximately 50% and 60% of total sales for the 1999 First Half and 1998
First Half, respectively. Included in general, administrative and selling expenses in the 1999 Second Quarter and 1999 First Half is goodwill amortization expense of $459,948 and $919,896, respectively, related to the acquisition of Lamar in May 1998. Excluding the effect of the goodwill amortization, general, administrative and selling expenses decreased to $1,784,088 and $3,606,584 for the 1999 Second Quarter and 1999 First Half, respectively, or 41% and 40% of total sales, respectively. These decreases are primarily attributable to cost reduction efforts and, to a lesser extent, a reallocation of resources to research and development activities. The levels of general, administrative and selling expenses, primarily attributable to the DSDA and Active Noise Cancellation/Active Noise Reduction (ANC/ANR) product lines, reflect significant business development expenses relating to existing and prospective collaborative arrangements with hardware OEMs, software publishers and developers, distributors and retailers. The Company also incurs significant promotional, marketing and sales expenses to promote product awareness and acceptance of the DSDA and ANC/ANR product lines, particularly in the retail marketplace, and significant expenses with developing global expansion efforts. In light of the Company's intentions to continue to support sales of products, introduce additional products, create new strategic alliances and further integrate global operations during 1999, relatively high levels of general, administrative and selling expenses as a percentage of sales are expected to continue.

Other Income (Expense)

Other expense for the 1999 First Half was $68,587 compared to other income of 1,888,162 for the 1998 First Half. This change is primarily attributable to the net gain of $1,864,767 on the sale of the Company's corporate headquarters during the 1998 First Half.

Provision for Income Taxes

The Company did not record income tax expense for the 1999 Second Quarter in light of the net loss recorded for the period. The realization of a portion of the Company's reserved deferred tax assets (the portion excluding those generated and reserved during 1998 and the 1999 First Half), if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital because such deferred tax assets are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets as the year progresses.

Net Income (Loss)

Net loss for the 1999 Second Quarter was $1,758,032, compared to net loss of $1,886,327 for the 1998 Second Quarter. Net loss for the 1999 First Half was $3,502,980, compared to net loss of $1,450,153 for the 1998 First Half. The levels of net loss for the 1999 Second Quarter and 1999 First Half principally reflect the factors discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and financings with certain financial institutions. At June 30, 1999, the Company had cash and cash equivalents of $10,425,570 compared with $5,437,423 at December 31, 1998.

Working capital at June 30, 1999 was $16,912,097 compared to $14,337,116 at December 31, 1998. The increase in working capital reflects an increase in total current assets of $3,283,526, offset by an increase in total current liabilities of $708,545. The increase in total current assets reflects an increase in cash of $4,988,147, a decrease in accounts receivable of $885,770, a decrease in inventory of $527,992, and a decrease of $290,859 in prepaid expenses and other current assets. The increase in current liabilities primarily reflects a $557,220 decrease in trade accounts payable, a $195,268 decrease in other current liabilities and an increase of $1,470,154 in convertible notes (recorded net of an unaccreted discount of $29,846), representing the remaining obligation on the Notes described above.

The increase in cash of $4,988,147 reflects $1,457,325 of net cash used in operating activities, $579,792 of net cash used in investing activities and $7,043,264 of net cash provided by financing activities.

The net cash used in operating activities, excluding non-cash charges, is primarily attributable to the $3,502,980 net loss in the 1999 Second Half, a $313,450 increase in other assets, a $557,220 decrease in trade accounts payable and a $282,115 decrease in other current and long term liabilities, partially offset by a $885,770 decrease in accounts receivable and a $527,992 decrease in inventory. The increase in other assets represents increases in patent and trademark costs associated with the Company's proprietary technologies. The decreases in trade accounts payable and other current and long term liabilities as well as the decrease in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea Anti-Noise product line. The decrease in accounts receivable primarily reflects a decrease in sales during the 1999 First Half in comparison to the seasonally high level of sales in the fourth quarter of 1998 coupled with rigorous collection procedures. Generally, the Company collects receivables from sales within 60 days.

The cash used in investing activities is primarily attributable to investments in the Company's existing information systems, as well as capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-noise products.

The cash provided by financing activities during 1998 and 1999 result from the Company's June 1998 private placement of $10.75 million aggregate principal amount of 6% Convertible Notes ("Notes") and June 1999 private placement of $7,500,000 of its Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"). The Company is using the net proceeds from the issuance of the Notes and Preferred Stock for costs associated with technology development, tooling costs, continued integration of the Company's recently acquired management information system, creating and maintaining strategic alliances, payment of certain other debt obligations and general working capital requirements. All but $1.5 million of the Notes have been converted to common stock, with the remaining outstanding principal amount convertible into 3,000 shares of common stock, which amount is recorded as a current liability, net of an unaccreted discount of $29,846, in the accompanying consolidated balance sheet. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined. At June 30, 1999, there were no outstanding amounts under the revolving credit agreement.

In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, $500,000 was paid on each of the six and twelve month anniversaries of the closing, and the remainder is payable in two equal installments on each of the twenty-four and thirty-six month anniversaries of the closing. The current portion of long term debt is comprised of approximately $500,000 in cash consideration due on the twenty-four month anniversary of the closing. The approximate $500,000 in cash consideration due on the thirty-six month anniversary of the closing is included in long term debt on the accompanying consolidated balance sheet.

Demand for Andrea Anti-Noise products has required the Company to raise additional working capital to support operations. In addition, the acquisition of Lamar will require the Company to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. We believe that our current levels of cash, as well as our access to borrowing sources, provides sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. We cannot assure that demand will continue or grow for our products, including future products related to our DSDA technology, or, that if such demand grows, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

                           YEAR 2000 COMPLIANCE PLAN

In anticipation of the year 2000, Andrea has developed and begun to implement a plan to ensure that all of its information systems are able to properly recognize and handle dates after December 31, 1999. The significant management information systems consist primarily of financial and inventory systems. All of the Company's material hardware, including our AS/400 mainframe, telephone systems and networks are being tested for year 2000 compliance. With respect to significant future system hardware or software purchases and/or modifications, the Company will conduct similar testing prior to implementation in an effort to ensure year 2000 compliance. Currently, the Company does not anticipate any material deficiencies and, further, does not anticipate difficulty or significant additional expense in achieving full year 2000 capability. The cost of the upgrade to the management information systems is not expected to exceed $1 million. The Company expects this upgrade to achieve several business and operational objectives, including, among others, satisfaction of the year 2000 computing requirements. Although the Company believes that its systems are substantially year 2000 compliant, there can be no assurance that the systems will work properly, independently or in conjunction with the systems of any of the Company's suppliers, service providers, strategic partners or customers.

The Company will bear the risk of a material adverse affect if any of its suppliers, service providers, strategic partners or customers do not appropriately address their own year 2000 compliance issues. Accordingly, the Company has inquired of its suppliers, service providers, strategic partners and major customers about their year 2000 compliance. The Company believes that its strategic partners and major customers will be year 2000 compliant, and the Company is still in the process of reviewing the compliance programs of suppliers and service providers. There can be no assurance that these other companies will achieve year 2000 compliance or that any conversions by them to become year 2000 compliant will be made in a timely manner. Failure of these companies to become year 2000 compliant, in a timely manner, could have a material adverse effect on the Company's financial condition or results of operations. If the Company's suppliers and service providers are not year 2000 compliant, the Company may have to arrange for alternative sources of supply for inventory procurement and contract manufacturers in the fall of 1999 in preparation for the year 2000. The Company does not have any other contingency plans with respect to other problems that could arise during the normal course of business as a result of the year 2000. Any of these could have a material adverse effect on the Company's financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's recent principal sources of external funding have been convertible debt and convertible preferred stock. In addition, the Company maintains a revolving credit facility that provides for interest at a spread above the prime rate. At June 30, 1999, the Company had $1.5 million of outstanding convertible notes, $7.5 million of outstanding redeemable convertible preferred stock, and no outstanding borrowings under its revolving credit facility. The Company is affected by market risk exposure primarily through changes in the amount of its common stock issuable upon the conversion of its outstanding convertible preferred stock due to changes in the market price of its common stock and, during periods that it has outstanding borrowings under its revolving credit facility, changes in the prime rate. A significant decline in the market price of the Company's common stock could result in a substantial increase in the number of shares of common stock into which its outstanding convertible preferred stock can be converted and a significant rise in interest rates during periods that the Company has borrowings outstanding under its revolving credit facility could materially adversely affect the Company's financial condition and results of operations. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.

                           PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 24, 1999, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company the following individuals:
Frank A.D. Andrea Jr. (10,505,676 shares for, 561,683 shares withheld); Douglas
J. Andrea (10,520,636 shares for, 546,723 shares withheld); John N. Andrea (10,489,376 shares for, 577,983 shares withheld); Christopher Dorney (10,557,132 shares for, 510,227 shares withheld); Gary Jones (10,557,317 shares for, 510,042 shares withheld); Scott Koondel (10,558,157 shares for, 509,202 shares withheld); Paul Morris (10,560,657 shares for, 506,702 shares withheld); Patrick D. Pilch (10,531,282 shares for, 536,077 shares withheld); Jack Lahav (10,550,957 shares for, 516,402 shares withheld); and John R. Larkin (10,555,557 shares for, 511,802 shares withheld). In addition, the shareholders authorized an amendment to the 1998 Stock Plan of the Company to increase the number of shares of common stock issuable thereunder to 3,000,000 shares from 2,000,000 shares (3,545,317 shares for, 1,196,818 shares against, 101,559 shares abstained, and 6,223,665 broker nonvoted shares). The shareholders also ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1999 (10,910,823 shares for, 93,616 shares against, and 62,920 shares abstained).

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number          Description
-------        ------------------
27             Financial Data Schedule


(b) Reports on Form 8-K.

On May 7, 1999, the registrant filed a report on Form 8-K stating that on April 23, 1999, the Board of Directors of the registrant declared a dividend, payable on May 7, 1999 to the stockholders of record on that date, of one preferred share purchase right for each outstanding share of common stock of the registrant, which such right entitles the holder to purchase from the registrant one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share, of the registrant at a price of $50.00 per Unit, subject to adjustment.

On June 22, 1999, the registrant filed a report on Form 8-K stating that the registrant had completed a private placement of 750 shares of its Series B Convertible Preferred Stock and a warrant covering 75,000 shares of its common stock to an institutional investor with proceeds to the registrant of $7,500,000.

                                  SIGNATURES

         In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION


/s/ Christopher P. Sauvigne     President and                   August 13, 1999
---------------------------        Chief Operating Officer

/s/ Patrick D. Pilch            Executive Vice President,       August 13, 1999
---------------------------        and Chief Financial Officer