Form 10-Q
period 1999-09-30
ANDREA ELECTRONICS CORP
filed 1999-11-05
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                 OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to_______________

                         Commission file number 1-4324

                                      ----

                         ANDREA ELECTRONICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New York                              11-0482020
                  --------                              ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    45 Melville Park Road, Melville, New York                11747
    -----------------------------------------               -------
     (Address of principal executive offices)              (Zip Code)

                                  516-719-1800
              ----------------------------------------------------
              (Registrant's telephone number, Including area code)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X    No  __

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 13,242,538.

Item 1 - FINANCIAL STATEMENTS


                                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                           -----------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------

                                                                                            September 30,     December 31, 1998
                                                                                            -------------     -----------------
                                       ASSETS                                                    1999               1999
                                       ------                                                    ----               ----
                                                                                             (unaudited)         (audited)
                                                                                             -----------         ---------


CURRENT ASSETS:
  Cash and cash equivalents                                                                    $ 9,348,688     $   5,437,423
  Accounts receivable, net of allowance for doubtful accounts of $202,251                        4,243,275         4,867,782
  Inventories, net                                                                               7,647,839         8,014,323
  Prepaid expenses and other current assets                                                        239,179           498,662
                                                                                               -----------     -------------

                  Total current assets                                                          21,478,981        18,818,190

PROPERTY, PLANT AND EQUIPMENT, net                                                               2,114,020         1,919,966
DEFERRED INCOME TAXES                                                                            1,806,615         1,806,615
OTHER ASSETS                                                                                     2,022,008         1,751,501
GOODWILL                                                                                        25,005,825        26,385,668
                                                                                               -----------     -------------

                  Total assets                                                                 $52,427,449     $  50,681,940
                                                                                               ===========     =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
  Trade accounts payable                                                                       $ 2,335,399     $   2,221,912
  Other current liabilities                                                                      1,449,191         1,745,041
  Current portion of long-term debt                                                                505,000           514,121
  Convertible notes                                                                              1,477,616
                                                                                               -----------     -------------

                  Total current liabilities                                                      5,767,206         4,481,074

LONG-TERM DEBT                                                                                     713,327         1,126,390
CONVERTIBLE NOTES, net                                                                                   -         1,455,231
OTHER LIABILITIES                                                                                        -            40,345
                                                                                               -----------      ------------

                  Total liabilities                                                              6,480,533         7,103,040
                                                                                               -----------      ------------

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 750 and 0
shares issued and outstanding, respectively                                                      7,170,523                 -

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized: 5,000,000 shares                                        -                   -
  Common stock, $.50 par value; authorized: 25,000,000 shares; issued and
  outstanding: 13,242,538 and 13,210,038 shares, respectively                                      6,621,269         6,605,019
  Additional paid-in capital                                                                    42,991,330        42,548,399
  Accumulated deficit                                                                         (10,836,206)       (5,574,518)
                                                                                              ------------      ------------

                  Total shareholders' equity                                                    38,776,393        43,578,900
                                                                                              ------------      ------------
                  Total liabilities and shareholders' equity                                  $ 52,427,449      $ 50,681,940
                                                                                              ============      ============

                                           See Notes to Consolidated Financial Statements




                                  ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                              ---------------------------------------------------------------------
                                                                 For the Three Months Ended          For the Nine Months Ended
                                                                        September 30,                      September 30,
                                                              ---------------------------------------------------------------------
                                                                   1999              1998              1999              1998
                                                              ---------------------------------------------------------------------

NET SALES                                                         $ 4,326,098       $ 5,341,719        $13,314,312      $14,187,148

COST OF SALES                                                       2,953,516         3,466,280          9,244,906        9,040,435
                                                                  -----------      ------------       ------------      -----------

         Gross profit                                               1,372,582         1,875,439          4,069,406        5,146,713

RESEARCH AND DEVELOPMENT EXPENSES                                     747,848           369,806          2,494,294        1,359,905

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                        2,306,481         3,302,466          6,691,252        8,592,915
                                                                  -----------      ------------       ------------     ------------

         Loss from operations                                      (1,681,747)       (1,796,833)        (5,116,140)      (4,806,107)
                                                                  -----------      ------------       ------------     ------------

OTHER INCOME (EXPENSE)
     Interest income                                                  107,731           113,554            181,481          186,870
     Interest expense                                                 (82,070)         (326,816)          (224,407)        (436,935)
     Rent and miscellaneous income                                          -                 -                  -        1,924,967
                                                                  -----------      ------------       ------------     ------------
                                                                       25,661          (213,262)           (42,926)       1,674,902
                                                                  -----------      ------------       ------------     ------------

LOSS BEFORE INCOME TAXES                                           (1,656,086)       (2,010,095)        (5,159,066)      (3,131,205)

PROVISION FOR INCOME TAXES                                                  -          (329,043)                 -                -
                                                                  -----------      -----------        ------------     ------------
         NET LOSS                                                  (1,656,086)      $(1,681,052)       $(5,159,066)     $(3,131,205)
                                                                  ===========      ============       ============     ============

PREFERRED STOCK DIVIDENDS                                              94,097                 -            102,622                -
                                                                  -----------      ------------       ------------     ------------
         NET LOSS APPLICABLE TO COMMON SHAREHOLDERS              $ (1,750,183)      $(1,681,052)       $(5,261,688)     $(3,131,205)
                                                                =============      ============       ============     ============

PER SHARE INFORMATION:

Net loss applicable to common shareholders:
     Basic                                                       $       (.13)         $   (.15)         $    (.40)      $     (.31)
                                                                =============      ============        ===========     ============
     Diluted                                                     $       (.13)         $   (.15)         $    (.40)      $     (.31)
                                                                =============      ============        ===========     ============
Shares used in computing net loss per share:
     Basic                                                         13,235,908        11,105,730         13,225,185       10,130,198
                                                                =============      ============        ===========     ============
     Diluted                                                       13,235,908        11,105,730         13,225,185       10,130,198
                                                                =============      ============        ===========     ============



                                           See Notes to Consolidated Financial Statements



                                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)



                                                 ----------------------------------------------------------------------------------
                                                                                 Additional                           Total
                                                    Shares           Common        Paid-In       Accumulated       Shareholders'
                                                  Outstanding        Stock         Capital         Deficit            Equity
                                                 ----------------------------------------------------------------------------------


BALANCE, December 31, 1998                        13,210,038      $6,605,019     $ 42,548,399      $ (5,574,518)    $ 43,578,900

Exercise of stock options, net of related
   costs                                              32,500          16,250           94,474                 -          110,724

Issuance of warrants in connection with
   Series B Redeemable Convertible
   Preferred Stock                                         -               -          348,457                 -          348,457

Preferred stock dividends                                  -               -                -          (102,622)        (102,622)

Net loss                                                   -               -                -        (5,159,066)      (5,159,066)
                                                 -----------     -----------     ------------    --------------     ------------


BALANCE, September 30, 1999 (unaudited)           13,242,538     $ 6,621,269     $ 42,991,330      $(10,836,206)    $ 38,776,393
                                                 ===========     ===========     ============    ==============     ============


                                  See Notes to Consolidated Financial Statements



                                           ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                           -----------------------------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                                             (UNAUDITED)
                                                             -----------

                                                                                 For the Nine months Ended
                                                                                       September 30,
                                                                             ----------------------------------
                                                                                   1999            1998
                                                                                   ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (5,159,066)    $ (3,131,205)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash interest expense                                                       215,314          315,018
     Depreciation and amortization                                                 2,355,078        3,149,619
     Gain on sale of building                                                              -       (1,864,767)
     (Increase) decrease in:
       Accounts receivable, net                                                      624,507          299,974
       Inventories, net                                                              366,484       (2,221,891)
       Prepaid expenses and other current assets                                     (70,950)      (2,509,517)
       Other assets                                                                 (313,450)        (610,667)
     Increase (decrease) in:
       Trade accounts payable                                                        113,487          459,489
       Other current and long term liabilities                                      (489,601)         500,382
                                                                                ------------     ------------
              Net cash used in operating activities                               (2,358,197)      (5,613,565)
                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of marketable securities                                                     -          102,717
   Proceeds from sale of building                                                          -        2,282,563
   Acquisition of business, net of cash acquired                                           -         (947,276)
   Purchases of property, plant and equipment, net                                  (795,912)        (773,400)
                                                                                ------------      -----------
              Net cash (used in) provided by investing activities                   (795,912)         664,604
                                                                                ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from redeemable convertible preferred securities                   7,500,000                -
   Net proceeds from convertible debentures                                                -       10,000,000
   Payments of debt obligations                                                     (545,350)         (41,922)
   Proceeds from issuance of common stock upon exercise of employee stock
     options                                                                         110,724        1,087,041
                                                                                ------------      -----------
              Net cash provided by financing activities                            7,065,374       11,045,119
                                                                                ------------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          3,911,265        6,096,158

CASH AND CASH EQUIVALENTS, beginning of period                                     5,437,423        2,059,338
                                                                                ------------      -----------

CASH AND CASH EQUIVALENTS, end of period                                         $ 9,348,688      $ 8,155,496
                                                                                ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Non-cash investing and financing activities:
   Conversion of debt into common stock                                          $         -      $ 1,397,706
   Issuance of notes payable for acquisition                                     $         -      $ 1,564,000
   Issuance of warrants in connection with Series B Redeemable Convertible
     Preferred Stock                                                             $   348,457      $         -


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

     The following chart provides a reconciliation of information used in calculating the per share amounts:



                                                                      Three Months Ended           Nine Months Ended
                                                                      ------------------           -----------------
                                                                        September 30,                September 30,
                                                                        -------------                -------------
                                                                     1999           1998           1999          1998
                                                                     ----           ----           ----          ----


     Numerator:
         Net loss                                                 $ (1,656,086)  $ (1,681,052)  $ (5,159,066)  $ (3,131,205)
         Preferred stock dividends                                      94,097              -        102,622              -
         Net loss applicable to common shareholders               $ (1,750,183)  $ (1,681,052)  $ (5,261,688)  $ (3,131,205)

     Denominator:
         Weighted average common shares outstanding - Basic         13,235,908     11,105,730     13,225,185     10,130,198
         Effect of dilutive employee stock options and
               convertible securities                                        -              -              -              -
         Weighted average common shares outstanding - Diluted       13,235,908     11,105,730     13,225,185     10,130,198

     Net loss per common share:
         Basic                                                    $       (.13)  $       (.15)  $       (.40)  $       (.31)
         Diluted                                                  $       (.13)  $       (.15)  $       (.40)  $       (.31)


3. Comprehensive Income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the nine months ended September 30, 1999 and 1998, the Company's operations did not give rise to items includible in comprehensive income which were not already included in net income (loss). Therefore, the Company's comprehensive income (loss) is the same as its net income
     (loss) for all periods presented.

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

5. Credit Facility - The Company has an $8,000,000 credit facility (the "Agreement") with a financial institution consisting of a revolving loan based on eligible accounts receivable and inventory, as defined, with an interest rate of the prime rate plus .75% on any amounts outstanding. The initial term of the Agreement matured on September 23, 1999 and automatically renews on an annual basis unless terminated by either party, as provided in the Agreement. The facility is subject to normal banking terms and conditions, including financial covenant compliance. At September 30, 1999, there were no outstanding borrowings under the Agreement.

6. Procurement Agreement - The Company has an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. For the three and nine month periods ending September 30, 1999, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for approximately 49% of the Company's total net sales.

7. Convertible Notes - On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes ("Notes") due June 10, 2000. The Notes are convertible into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing prices of the common stock during the thirty trading days preceding any date of conversion, subject to a maximum conversion price of $16.125 per share. At the option of the Company, interest is payable in the form of cash or shares of common stock at the conversion price then in effect. The maximum number of shares issuable upon conversion is 2,100,000 shares, and if this maximum number of shares is issued, any remaining unconverted principal amount of the Notes will bear interest at 17% per annum. During 1998, $9,253,000 of the Notes, together with related accrued interest, was converted into 2,097,000 shares of the Company's common stock. At September 30, 1999, the remaining obligation from the Notes is recorded net of an unaccreted discount of $22,384, and is reflected as a current liability in the accompanying consolidated balance sheet.

8. Series B Redeemable Convertible Preferred Stock - On June 22, 1999, the Company issued and sold in a private placement, $7,500,000 of its Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"), and a warrant covering 75,000 shares of the Company's common stock. Each share of Preferred Stock has a stated value of $10,000 plus an additional amount of 4% per annum, which sum is convertible into common stock at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the common stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% additional amount may, at the option of the Company, be paid in cash. The Preferred Stock becomes convertible into the Company's common stock according to a vesting schedule, with 12.5% of the shares having become convertible on October 17, 1999 and an additional 12.5% becoming convertible at the end of each succeeding 30-day period. The vesting schedule will lapse for conversions occurring at the Maximum Conversion Price and upon the occurrence of certain extraordinary events, as defined. Any unconverted Preferred Stock that remains outstanding on June 18, 2004 will automatically convert into the Company's common stock. The Company has reserved 2,450,000 of common stock for issuance upon conversion of the shares of the Preferred Stock. Prior to June 22, 2000, the Company has the option to redeem any Preferred Stock presented for conversion by the investor if the conversion price is less than or equal to $4.725 per share, at a redemption price equal to 110% of the stated value plus any accrued dividends. Upon the announcement of a major transaction, as defined, the investor shall have the right to require the Company to redeem all or a portion of the investor's Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on the Company's control over such events, the investor may have the right to require the Company to a) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement, or b) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined. During the six month period beginning March 14, 2000, the Company, subject to certain conditions, may exercise an option to sell to the investor up to an additional $7.5 million of its Preferred Stock, and warrants for up to an additional 75,000 shares of common stock. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004. At September 30, 1999, the Preferred Stock is recorded net of the unaccreted present value of the warrants of $329,477. Due to the redemption features discussed above, the Preferred Stock is not included in stockholders' equity in the accompanying consolidated balance sheet.

9. Acquisition - On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar Signal Processing, Ltd. (the "Acquisition"). The consideration paid by the Company for the Acquisition was 1,800,000 shares of restricted common stock and $3,000,000 in cash and notes payable. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing, an additional one-third becomes freely transferable on the second anniversary and the last one-third becomes freely transferable on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, $500,000 was paid on each of November 5, 1998 and May 5, 1999, and the remainder is payable in the form of promissory notes in two equal installments on May 5, 2000 and May 5, 2001. The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar Signal Processing, Ltd. have been included in the consolidated operating results since the date of acquisition. The Acquisition was valued using an independent appraisal of the fair value of the consideration paid and the assets purchased, and resulted in goodwill of approximately $27.6 million, which is being amortized over fifteen years. Goodwill at September 30, 1999 is approximately $25.0 million, which is net of approximately $2.5 million in amortization expense. Total goodwill amortization expense for the nine months ended September 30, 1999 was approximately $1.4 million.

10. Segment Information - Effective December 31, 1998, the Company adopted SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea Anti-Noise(R) Products and (ii) military intercom products (Traditional Military Products). The following represents selected consolidated financial information for the Company's segments for the three months ended September 30, 1999 and 1998:


                                                                                 Traditional
                                                         Andrea Anti-             Military
        Segment Data                                    Noise Products            Products               Total
                                                        --------------           -----------        -------------
September 30, 1999
------------------
        Net sales                                        $  3,549,392            $   776,706        $  4,326,098
        Income (loss) from operations                    $ (1,790,486)           $   108,739        $ (1,681,747)
        Depreciation                                     $    221,373            $    37,052        $    258,425


September 30, 1998
------------------
        Net sales                                        $  4,334,137            $ 1,007,582        $  5,341,719
        Income (loss) from operations                    $ (1,927,276)           $   130,443        $ (1,796,833)
        Depreciation                                     $    150,922            $    18,849        $    169,771

For the three months ended September 30, 1999 and 1998, sales and accounts receivable by geographic area are as follows:



                     Geographic Data                     September 30, 1999      September 30, 1998
                     ---------------                     ------------------      ------------------


        Sales:
             United States                                   $ 3,015,556            $ 4,025,437
             Europe                                          $   809,591            $   608,070
             Other foreign                                   $   500,951            $   708,212

        Accounts receivable:
             United States                                   $ 2,798,527            $ 3,485,606
             Europe                                          $   417,182            $   197,762
             Other foreign                                   $ 1,027,566            $   606,308


11. Legal Proceedings - As previously reported in "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company was notified about a claim with respect to environmental matters in connection with a site where the Company has been identified as a potential responsible party under federal and state environmental laws and regulations. On September 24, 1999, the Company was served with a complaint in this matter seeking $1 million in compensatory damages. The complaint was filed in the Supreme Court of the State of New York, County of Nassau. Based on a preliminary review of the complaint, and while no assurance can be given as to the ultimate outcome of this matter, the Company believes that the claim is without merit and intends to vigorously defend itself.


12. Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Examples of the applications and interfaces for which Andrea Anti-Noise(R) products provide benefits include: computer-based speech recognition applications; Internet telephony; multi-point video/audio conferencing; automobile PCs, home automation systems, hand-held devices; multi-player Internet and CD ROM interactive games; multimedia; military and industrial communications; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly to and from noisy environments, for use with personal computers, business and residential telephones, military headsets, cellular and other wireless telephones, personal communication systems and avionics communications systems. High quality audio communication technologies will also be required for emerging "far field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

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

We outsource the assembly of most of our Andrea Anti-Noise products from purchased components, and we are currently assembling our digital super-directional array microphone technology ("DSDA") products from purchased components at our New York and Israeli facilities. We manufacture our traditional intercom systems and related components for military and industrial applications ("Traditional Products") at our New York facility.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 1999 (the "1999 Third Quarter") compared to the three months ended September 30, 1998 (the "1998 Third Quarter"), and for the nine months ended September 30, 1999 (the "1999 First Nine Months") compared to the nine months ended September 30, 1998 (the "1998 First Nine Months"), are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other actors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements.

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

     * The markets for our Andrea Anti-Noise products, including our new DSP products, have recently begun to develop and are characterized by rapidly changing technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressure on existing products. We cannot assure that we will succeed in developing our new DSP products and technologies or that, if we are successful, that any of these products or technologies will gain market acceptance. Further, the markets for our products and technologies are characterized by evolving industry standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies.

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

     * We have entered into collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise products. Under these collaborative arrangements, our products are sold to end users through inclusion with the products of our collaborators. The revenue derived by us from these arrangements will be based in large part upon the sale of our collaborator's products. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators in marketing their existing products and new products under development with which to include our products and technologies. Our collaborators are not contractually obligated to any minimum level of sales of our products or technologies. Furthermore, our collaborators may develop their own microphone or earphone products or technologies that compete with our products and technologies. We are substantially dependent on our product procurement relationship with IBM. During the 1999 Third Quarter and the 1999 First Nine Months, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 49% of our net sales. We have also established direct arrangements with large electronic and computer retail chains in the United States, as well as with certain distributors in Europe and the Asia. We cannot assure that any of these channels will devote sufficient resources to support the sale of our products.

     * During the 1999 Third Quarter and the 1999 First Nine Months, sales to customers outside the United States accounted for approximately 30% and 35%, respectively, of our net sales. International sales and operations are subject to a number of risks, including trade restrictions in the form of license requirements, restrictions on exports and imports and other government controls, changes in tariffs and taxes, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships, general economic conditions, and political and economic instability or conflict. To date, we have invoiced our international sales in U.S dollars, and have not engaged in any material foreign exchange or hedging transactions. We cannot assure that this will continue to be the case. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition.

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

     * Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. The authorized capital stock of the Company consists of: 25,000,000 shares of common stock, of which 13,242,538 shares were issued and outstanding on November 1, 1999, which such amount does not include 4,703,000 shares that are reserved for issuance pursuant to the Company's stock option and purchase plans, 2,581,680 shares (subject to adjustment based on fluctuations in the market price of the Company's common stock) that are reserved for issuance upon conversion of the Company's Series B Redeemable Convertible Preferred Stock and exercise of related warrants, and 3,000 shares reserved for issuance pursuant to other securities. To the extent that the options are exercised or we issue additional shares of capital stock, the ownership interests of holders of common stock would be diluted. In addition, in May 1998 we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar, of which 600,000 shares became freely transferable on May 5, 1999 by persons other than "affiliates" of the Company, as defined under the Securities Act of 1933, as amended, 600,000 shares are subject to trading restrictions that expire on May 5, 2000, and 600,000 shares are subject to trading restrictions that expire on May 5, 2001. As the restrictions expire, the shares are subject to demand and piggyback registration rights.


                             RESULTS OF OPERATIONS

Net Sales
---------

Net sales for the 1999 Third Quarter were $4,326,098, a decrease of 19% over the 1998 Third Quarter. Net sales for the 1999 First Nine Months were $13,314,312, a decrease of 6% over the 1998 First Nine Months. The decrease in net sales during the 1999 Third Quarter reflected an approximate 18% decrease in sales of Andrea Anti-Noise products to $3,549,392, or 82% of total sales, and an approximate 23% decrease in sales of the Company's Traditional Military Products, to $776,706, or 18% of total sales. The decrease in sales during the 1999 First Nine Months reflected an approximate 4% decrease in sales of Andrea Anti-Noise products to $10,509,458 or 79% of total sales, and an approximate 13% decrease in sales of the Company's Traditional Military Products to $2,804,854 or 21% of total sales. In terms of Andrea Anti Noise unit sales during the 1999 Third Quarter, the Company realized an approximate 18% decrease over the 1998 Third Quarter, representing the primary contributing factor to the decrease in total net sales during the 1999 Third Quarter over the 1998 Third Quarter. Andrea Anti Noise unit sales for the 1999 First Nine Months increased approximately 8% over the 1998 First Nine Months. This increase was entirely offset, however, by a continuing shift in product mix to lower-priced and lower-margin products to original equipment manufacturers (OEMs). During the 1999 Third Quarter and the 1999 First Nine Months, sales of the Company's computer headsets to IBM and certain of IBM's affiliates, distributors, licensees, and integrators accounted for approximately 49% of the Company's total net sales.

Cost of Sales
-------------

Cost of sales as a percentage of sales for the 1999 Third Quarter increased to 68% from 65% for the 1998 Third Quarter. Cost of sales as a percentage of sales for the 1999 First Nine Months increased to 69% from 64% for the 1998 First Nine Months. These increases have resulted primarily from the shift in product mix described above under "Net Sales".

Research and Development
------------------------

Research and development expenses increased 102% to $747,848 for the 1999 Third Quarter from $369,806 for the 1998 Third Quarter. Research and development expenses increased 83% to $2,494,294 for the 1999 First Nine Months from $1,359,905 for the 1998 First Nine Months. These increases are primarily a result of continuing efforts to develop the Company's digital signal processing technology, coupled with efforts in computer/telephony headset technologies. Research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's digital super-directional array microphone technology ("DSDA") and certain other technologies obtained through the acquisition of Lamar in May 1998. Correspondingly, the activities of Lamar accounted for approximately 20% and 24% of the total research and development expenses during the 1999 Third Quarter and 1999 First Nine Months, respectively. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other industries, including the consumer electronics and professional audio markets, among others. The Company anticipates continued significant increases in research and development expenses, with particular emphasis on digital signal processing efforts as the year progresses.

General, Administrative and Selling Expenses
--------------------------------------------

General, administrative and selling expenses decreased 30% to $2,306,481 for the 1999 Third Quarter from $3,302,466 for the 1998 Third Quarter. General, administrative and selling expenses decreased 22% to $6,691,252 for the 1999 First Nine Months from $8,592,915 for the 1998 First Nine Months. General, administrative and selling expenses represented approximately 53% and 50% of total net sales for the 1999 Third Quarter and 1999 First Nine Months, respectively. These high levels of general, administrative and selling expenses, primarily attributable to the DSDA and Andrea Anti-Noise Active Noise Cancellation/Active Noise Reduction ("ANC/ANR") product lines, reflect significant business development expenses relating to existing and prospective collaborative arrangements with hardware OEMs, software publishers and developers, distributors and retailers. The Company also incurs significant promotional, marketing and sales expenses to promote product awareness and acceptance of the DSDA and ANC/ANR product lines, particularly in the retail marketplace, and significant expenses with developing global expansion efforts. Also included in general, administrative and selling expenses in the 1999 Third Quarter and 1999 First Nine Months is goodwill amortization expense of $459,948 and $1,379,844, respectively, related to the acquisition of Lamar in May 1998. Excluding the effect of the goodwill amortization, general, administrative and selling expenses decreased to $1,846,533 and $5,311,408 for the 1999 Third Quarter and 1999 First Nine Months, respectively, or 42% and 40% of total sales, respectively. This decrease is primarily attributable to cost reduction efforts and, to a lesser extent, a reallocation of resources to research and development activities. In light of the Company's intentions to continue to support sales of products, introduce additional products, create new strategic alliances and further integrate global operations during 1999, high levels of recurring general, administrative and selling expenses both as a percentage of sales and in absolute dollars, is expected to continue.

Other Income (Expense)
----------------------

Other expense for the 1999 First Nine Months was $42,926 compared to other income of $1,674,902 for the 1998 First Nine Months. This change is primarily attributable to the net gain on the sale of the Company's corporate headquarters during the 1998 First Nine Months of $1,864,767.

Provision for Income Taxes
--------------------------

The Company did not record income tax expense for the 1999 Third Quarter in light of the net loss recorded for the period. Furthermore, the realization of a portion of the Company's reserved deferred tax assets (the portion excluding those generated and reserved during 1998 and the 1999 First Nine Months), if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets as the year progresses.

Net Income (Loss)
-----------------

Net loss for the 1999 Third Quarter was $1,656,086, compared to net loss of $1,681,052 for the 1998 Third Quarter. Net loss for the 1999 First Nine Months was $5,159,066, compared to net loss of $3,131,205 for the 1998 First Nine Months. The levels of net loss for the 1999 Third Quarter and 1999 First Nine Months principally reflect the factors discussed above.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and proceeds from the sale of convertible notes and preferred stock to certain financial institutions. At September 30, 1999, the Company had cash and cash equivalents of $9,348,688 compared with $5,437,423 at December 31, 1998. The balance of cash and cash equivalents at September 30, 1999 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"), and from the Company's June 1998 private placement of $10.75 million aggregate principal amount of 6% Convertible Notes ("Notes"). All but $1.5 million of the Notes have been converted to common stock, with the remaining outstanding principal amount convertible into 3,000 shares of common stock, which amount is recorded as a current liability, net of an unaccreted discount of $22,384 in the accompanying consolidated balance sheet. The Company is using the net proceeds from the issuance of the Preferred Stock and Notes for costs associated with technology development, tooling costs, continued integration of the Company's recently acquired management information system, creating and maintaining strategic alliances, payment of certain debt obligations and general working capital requirements.

In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, with the remainder payable in four equal installments on each of the six, twelve, twenty-four and thirty-six month anniversaries of the closing. The current portion of long-term debt is comprised of approximately $.5 million in cash consideration due on the twenty-four month anniversary of the closing. The approximate $.5 million in cash consideration remaining, due on the thirty-six month anniversary of the closing, is recorded as long-term debt on the accompanying consolidated balance sheet.

Working capital at September 30, 1999 was $15,711,775 compared to $14,337,116 at December 31, 1998. The increase in working capital reflects an increase in total current assets of $2,660,791 offset by an increase in total current liabilities of $1,286,132. The increase in total current assets reflects an increase in cash of $3,911,265, a decrease in accounts receivable of $624,507, a decrease in inventory of $366,484, and a decrease of $259,483 in prepaid expenses and other current assets. The increase in current liabilities primarily reflects a $113,487 increase in trade accounts payable, a $295,850 decrease in other current liabilities and an increase of $1,477,616 in convertible notes (recorded net of an unaccreted discount of $22,384), representing the remaining obligation from the Notes described above.

The increase in cash of $3,911,265 reflects $2,358,197 of net cash used in operating activities, $795,912 of net cash used in investing activities and $7,065,374 of net cash provided by financing activities.

The net cash used in operating activities, excluding non-cash charges, is primarily attributable to the $5,159,066 net loss in the 1999 First Nine Months, a $313,450 increase in other assets and a $489,601 decrease in other current and long term liabilities, partially offset by a $624,507 decrease in accounts receivable and a $366,484 decrease in inventory. The increase in other assets represents increases in patent and trademark costs associated with the Company's proprietary technologies. The decreases other current and long term liabilities as well as the decrease in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea Anti-Noise product line. The decrease in accounts receivable primarily reflects the timing of Third Quarter sales, coupled with timing of collection of such sales. Generally, the Company collects receivables from sales within two months.

The cash used in investing activities is primarily attributable to investments in the Company's existing information systems, as well as capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-Noise products.

Demand for Andrea Anti-Noise products has required the Company to raise additional working capital to support operations. In addition, the acquisition of Lamar will require the Company to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. In December 1995, April 1996 and August 1996, the Company raised working capital through the issuance of convertible subordinated debentures. In June 1998, the Company raised $10 million through the issuance and sale of the Notes. In June 1999, the Company raised $7.5 million through the issuance and sale of Preferred Stock. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined. At September 30, 1999, there were no outstanding amounts under the revolving credit agreement. We believe that our current levels of cash, as well as our access to financing sources, provides sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. Notwithstanding the significance of sales of Andrea Anti-Noise products during the nine months ended September 30, 1999, we cannot assure that demand will continue for these products or any of our other products, including future products related to our DSDA technology, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.


                           YEAR 2000 COMPLIANCE PLAN

In anticipation of the year 2000, Andrea has developed and implemented a plan to ensure that all of its information systems are able to properly recognize and process dates after December 31, 1999. The significant management information systems consist primarily of financial and inventory systems. All of the Company's material hardware, including our AS/400 mainframe, telephone systems and networks are being tested for Year 2000 compliance. With respect to significant future system hardware or software purchases and/or modifications, the Company will conduct similar testing prior to implementation in an effort to ensure Year 2000 compliance. Currently, the Company does not anticipate any material deficiencies and, further, does not anticipate difficulty or significant additional expense in achieving full Year 2000 capability. The cost of the upgrade to the management information systems is not expected to exceed $1 million. The Company expects this upgrade to achieve several business and operational objectives, including, among others, satisfaction of the Year 2000 computing requirements. Although the Company believes that its systems are substantially Year 2000 compliant, there can be no assurance that the systems will work properly, independently or in conjunction with the systems of any of the Company's suppliers, service providers, strategic partners or customers.

The Company will bear the risk of a material adverse affect if any of its suppliers, service providers, strategic partners or customers do not appropriately address their own Year 2000 compliance issues. Accordingly, the Company has inquired of its suppliers, service providers, strategic partners and major customers about their Year 2000 compliance. The Company believes that its strategic partners and major customers will be Year 2000 compliant, and the Company is still in the process of reviewing the compliance programs of suppliers and service providers. There can be no assurance that these other companies will achieve Year 2000 compliance or that any conversions by them to become Year 2000 compliant will be made in a timely manner. Failure of these companies to become Year 2000 compliant, in a timely manner, could have a material adverse effect on the Company's financial condition or results of operations. If the Company's suppliers and service providers are not Year 2000 compliant, the Company may have to arrange for alternative sources of supply for inventory procurement and contract manufacturers during the 1999 fourth quarter in preparation for the Year 2000. The Company does not have any other contingency plans with respect to other problems that could arise during the normal course of business as a result of the Year 2000. Any of these could have a material adverse effect on the Company's financial condition or results of operations. Our Year 2000 efforts are ongoing and our overall plan will continue to evolve as new information becomes available. While we anticipate continuity of our business activities, that continuity will be dependent upon our ability, and the ability of third parties on whom we rely directly or indirectly to be Year 2000 compliant.


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's principal source of financing activities includes debt under a revolving credit facility that provides for interest at a spread above the prime rate, as well as the issuance of convertible debt with major financial institutions. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable in cash under the revolving credit facility, as well as the amount payable in stock under convertible debt. A significant rise in interest rates could materially adversely affect the Company's financial condition and results of operations. At September 30, 1999, there were no outstanding borrowings under the Company's credit facility, there was $1.5 million of remaining unconverted debt, and $7.5 million of unconverted redeemable preferred stock. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto foreign customers. As a result, if exchange rates move against foreign customers, the Company could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect the Company's business, financial condition and results of operations.


                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number          Description
--------        ---------------

27              Financial Data Schedule

99.1            Press Release dated November 4, 1999.



(b) Reports on Form 8-K.

The registrant did not file any reports on Form 8-K during the three-month period ended September 30, 1999.

                                  SIGNATURES

     In accordance with the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA ELECTRONICS CORPORATION


/s/ John N. Andrea            Co-Chairman and                   November 4, 1999
---------------------------     Co-Chief Executive Officer
John N. Andrea


/s/ Richard A. Maue           Senior Vice President,            November 4, 1999
---------------------------     Chief Financial Officer,
Richard A. Maue                 and Secretary