Form 10-K
period 1999-12-31
ANDREA ELECTRONICS CORP
filed 2000-03-08
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________

                          Commission file number 1-4324

                         ANDREA ELECTRONICS CORPORATION
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


                              New York                                                  11-0482020
-------------------------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. employer identification no.)

             45 Melville Park Road, Melville, New York                                    11747
-------------------------------------------------------------                          -----------
               (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code: 516-719-1800

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                                    Name of each exchange on which registered
---------------------------------------------------                      -----------------------------------------
Common Stock, par value $.50 per share                                            American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of March 3, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $184,300,817 (based on the closing sale price on the American Stock Exchange).

         The number of shares outstanding of the registrant's common stock as of March 3, 2000, was 13,313,788.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III by Items 10, 11, 12, and 13 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of shareholders to be held on or about June 22, 2000, which will be filed by the registrant within 120 days after the close of its fiscal year.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



              PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K

ITEM 1.   BUSINESS

Overview

         We develop, manufacture and market two lines of voice communications products: our Andrea Anti-Noise line of electronic headsets and handsets; and our recently introduced Andrea DSP Microphone and Software line of digital signal processing microphone array products and related software.

         Our Andrea AntiNoise Products have "near field" noise canceling and noise reducing features for use in headsets and handsets where the user is very near the microphone. Noise cancellation enhances voice-activated computing, computerized speech recognition, and computer and Internet telephony. Noise reduction enhances the quality of sound heard in noisy environments and can also be used as a means of environmental sound control.

         Our Andrea DSP Microphone and Software Products use "far field" digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. Digital signal processing, also called DSP, converts voice and other audio signals from analog form into digital form and then processes the signals to improve their quality. Applications for these "far field" microphones include voice-activated computing and mobile telephony for automobiles, as well as other settings where speakers need to be free from the constraint of having a microphone tethered to a headset.

         Andrea Electronics Corporation was established in 1934. After several decades of manufacturing radios, televisions and high fidelity audio systems, we were engaged primarily in the manufacture of intercom communications products for military and industrial use. We introduced our first Andrea Anti-Noise microphone products in 1995. Since that time, sales of our Andrea Anti-Noise Products have become our largest source of revenue, and our sales of intercom products have declined. We are currently seeking to apply our knowledge of the military and industrial markets to develop applications of our Andrea DSP Microphone and Software Products for those markets, but we cannot assure that these efforts will succeed and we do not expect material revenues from new military and industrial products during the year 2000.

Our Strategy

         Andrea's strategic objective is to use our expertise in voice-based audio technology to meet the needs of the emerging markets for voice-activated computing applications, including speech recognition programs, Internet telephony, video/audio conferencing, in-vehicle computing, home automation systems, hand-held devices and multiplayer online games, among others. We believe that these markets require enhanced levels of voice intelligibility and sound quality at increasingly cost-effective prices. Our strategy for achieving this objective includes the following elements:

        - maintain and extend our market position with our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products through our direct sales force, our collaborative partnerships with software publishers and original equipment manufacturers of computers, microprocessors and related equipment, our e-commerce channel and our retail channels, some of which are national or global in their scope of operations;

        - broaden our Andrea Anti-Noise Products and our Andrea DSP Microphone and Software Products through internal research and development and, from time to time, strategic acquisitions;

        - design our products to satisfy specific end-user requirements identified by our collaborative partners; and

        - outsource manufacturing of our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products in order to achieve economies of scale.

         The success of our strategy will depend on our ability to, among other things, increase sales of our line of existing Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, introduce additional Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, maintain the competitiveness of our technologies through increasing levels of research and development, and achieve widespread adoption of our products and technologies. We cannot assure that we will be able to accomplish these objectives.

Our Technologies

         We design our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products to transmit voice signals with the high level of quality, intelligibility, and reliability required by the broad range of emerging voice-based applications in computing and telecommunications. We achieve this through the use of several audio technologies.

         Andrea Anti-Noise Technology

         Noise Cancellation ("NC") Microphone Technology. This technology is based on the use of pressure gradient microphones that are mechanically and acoustically designed to diminish the transmission of noise from the speaker's location. Our NC microphones are a less costly alternative to our ANC microphones and are well-suited for applications in which there is less background noise in the speaker's environment.

         Active Noise Cancellation ("ANC") Microphone Technology. This technology is based on analog signal processing circuits that electronically cancel the transmission of noise from the speaker's location. ANC is particularly well-suited for those environments in which the speaker is surrounded by high levels of ambient background noise. Our ANC and NC microphones are most effectively used in "near-field" applications where the microphone is next to, or very close to, the speaker's mouth.

         Active Noise Reduction ("ANR") Earphone Technology. This technology is based on analog signal processing circuits that electronically reduce the amount of noise in the listener's environment that the listener would otherwise hear in the earphone. Our ANR earphones improve the quality of speech and audio heard by a listener in extremely noisy environments, particularly those characterized by low frequency sounds, such as those in aircraft, automobiles, trucks and other ground transportation equipment, machine rooms and factories.

         Andrea DSP Microphone and Software Technology

          This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry to eliminate unwanted noise in the speaker's environment. Our Andrea DSP Microphone and Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. We have also engineered our Andrea DSP Microphone and Software Products to be compatible with Universal Serial Bus, or USB, computer architecture. We believe that our Andrea DSP Microphone and Software technology achieve far-field microphone performance previously unattainable through NC-type microphones based on mechanical acoustic designs and ANC-type microphones based on analog signal processing. Our Andrea DSP Microphone and Software Products are based on the use of the following technologies:

         Digital Super Directional Array (DSDA/Trademark/) Microphone Technology
- Patented DSDA microphone technology enables high quality far-field communications by centering microphone sensitivity on a user's voice and canceling noise outside of that signal. DSDA continuously samples the acoustic environment, adaptively identifies interfering noises that are extraneous to the voice signal, resulting in increased intelligibility of communications.

         Direction Finding and Tracking (DFTA/Trademark/) - Patent-pending DFTA technology utilizes an array of microphones, unique software algorithms and digital signal processing to detect the presence of a user's voice, determine the direction of the voice and track the speaker when he or she moves.

         PureAudio/Trademark/ - Patent-pending PureAudio is a noise canceling algorithm that enhances speech-centric applications by sampling an ambient noise environment and attenuating the noise sources around the desired speech signals, delivering a clear audio signal. Designed specifically to improve the signal-to-noise ratio, PureAudio is effective in canceling stationary noises such as tires, computer fans, and engines.

         SuperBeam/Trademark/ - Patent-pending SuperBeam is a highly accurate microphone beamforming digital algorithm designed to provide a fixed noise reduction microphone solution for typical room acoustic environments where speech is utilized. With proprietary SuperBeam software algorithms, a microphone beamformer is generated by processing multiple microphone samples through pre-established digital filters and summing the outputs. The result is an optimum speech enhancement and noise reduction solution to a predefined setting.

         EchoStop/Trademark/ - Patent-pending EchoStop is an advanced acoustic echo canceler developed for use with conferencing systems such as group audio and videoconferencing systems and cellular car phone kits. EchoStop allows true full duplex communication over a conferencing system, even when the system is used in large spatial environments that may be vulnerable to extensive reverberation. EchoStop incorporates noise reduction algorithms to reduce the background noise of both the microphone input and the loudspeaker output, thus preventing the accumulation of interfering noise over multi-point conferencing systems.

Our Products and their Markets and Applications

         Our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products have been designed for speech centric applications across a broad range of hardware and software platforms. These products incorporate our NC, ANC, ANR and DSP microphone technologies, and are designed to cancel background noise in a range of increasingly noisy environments, home and offices and factories. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products for the following applications:

        - Speech recognition for word processing, database, and similar applications
        -    Distance Learning
        -    Internet telephony and Voice Chat
        -    Voice-activated interactive games
        -    Cellular and other wireless telecommunications
        -    In-Vehicle Computing
        -    Hands-free car phone kits
        -    Speech enabled global positioning systems (GPS)
        -    Telematics
        -    Audio/videoconferencing
        -    Professional audio systems
        -    Home networking automation systems
        -    Hand-held and other personal assistant devices


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

         Andrea Anti-Noise Products

         Our Andrea Anti-Noise Products include a line of headsets, handsets and related accessories that incorporate our NC, ANC and ANR technologies. Our headsets are mostly differentiated by the various designs of their headband, microphone boom and earphone components, and are available in both single earphone monaural and dual earphone stereo models.

         NC Products. Several of our NC models are sold at retail, with suggested retail prices ranging from $12.95 to $39.95. Other NC models are sold only to original equipment manufacturers for incorporation into their products. One of our NC headsets has a dual function microphone: when the headset is worn, the microphone is used in the near field mode; when the headset is placed on the desktop mount, the microphone is used in the far field mode. In some models, customers have the unique ability to mix and match microphone boom and headband components to meet their specific application and user comfort preferences. The speaker-housing unit in these models can be used for digital, CD-quality sound. By removing the speaker-housing unit, we can offer this headset for simple speech applications at a lower price.

         ANC Products. All of our ANC products are sold at retail, with suggested retail prices ranging from $39.95 to $169.95. Two of our ANC products are handsets consisting of a high fidelity earphone and ANC microphone system that closely resembles the traditional telephone handset. These ANC-200 also offers features such as near field and far field use and an "on/mute" function. Several of our higher end ANC headsets incorporate a newly developed speaker housing design that optimizes the acoustic performance of the earphone's pre-equalized, digital sound capabilities. We also offer a higher end stereo headset model that incorporate both our ANC and ANR technologies and that is equipped with a small audio amplifier.

         Andrea DSP Microphone and Software Products

         Our Andrea DSP Microphone and Software Products include the following products:

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

         Andrea DesktopArray/Trademark/ Microphone ("DesktopArray"). Similar to the AutoArray, the DesktopArray incorporates DSDA technology. The Desktop Array is designed for natural, far-field desktop speech recognition and audio/videoconferencing computing. This is our most advanced desktop microphone, allowing for clear speech in untethered, hands-free applications. The suggested retail price of the DesktopArray is $149.95.

         Andrea USB Microphone Array. Andrea's USB Microphone Array consists of advanced software algorithms that enable enhanced, noise-free speech using adaptive beamforming. It utilizes an array of microphones and unique system design to adaptively control multiple acoustic signals. The system, which plugs directly into a USB port, utilizes Andrea's proprietary digital audio driver technology that benefits users running applications in Microsoft Windows 98. These combined properties allow the user to achieve new levels of microphone performance for hands-free, untethered, superior quality voice input for speech applications. Relevant applications include command and control for office and home automation systems, Internet telephony, Voice over Internet Protocol and audio/videoconferencing systems.

         Andrea Sound Card Array/Trademark/. With the Andrea Sound Card Array, multiple streams of audio are captured by an array of microphones located in a small desktop device, providing four channels or paired and summed into two channels and passed to the sound card line input and converted for the host processor to enable DSDA processing. The Sound Card Array is currently available for speech-centric applications running Microsoft Windows 98/ 98 Second Edition or Microsfot Windows 2000 and supported by Andrea
Electronics' partner products.

         Andrea PureAudio/Trademark/. Andrea's PureAudio speech enhancement noise reduction software uses advanced algorithms to sample existing audio and subtract background noise that is repetitive in nature, such as embedded electrical and ambient environmental noise. PureAudio enhances the performance of speech applications such as speech recognition, voice over Internet protocol, Internet voice chat and videoconferencing applications by reducing noise that would interfere with a clear voice signal. The suggested retail price of PureAudio is $9.95.

         Andrea AudioCommander/Trademark/. Offering a superior audio interface for controlling PC multimedia applications, AudioCommander includes controls to operate noise cancellation features, thereby enhancing microphone performance. The software also includes an audio wizard that sets microphone levels to optimize PC audio for speech-enabled applications including speech recognition, Internet telephony and command and speech control functions. AudioCommander is offered free through Andrea Electronics' e-commerce website.

         Accessories

         We have developed and manufacture a line of accessories for our Andrea Anti-Noise Products and our Andrea DSP Microphone and Software Products. These include our Andrea ConnectSolutions/Trademark/ - Personal Computer Telephone Interface ("PCTI"), Andrea Wireless VoiceSolutions/Trademark/ AWS-100 ("AWS-100"), Andrea APS-100 Auxiliary Power Supply, and Andrea MC-100 Multimedia Audio Controller.

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

         The APS-100 is used when the computer microphone input on a user's computer has either no power or insufficient power for correct microphone operation. The suggested retail price of the APS-100 is $19.95.

         The Andrea MC-100 Multimedia Audio Controller connects a PC headset or handset with a PC multimedia speaker system thereby allowing a user to conveniently switch between the headset/handset and the speaker system. The suggested retail price of the MC-100 is $29.95.

Our Industrial and Military Communication Products

         For the industrial and military markets, our intercom system and related components are designed primarily for avionics applications. The related components include headsets, amplifiers, electronic control boxes and panels, and wiring harnesses. The prices of these components range from $100 to $5,000. Unfilled orders under government prime contracts and subcontracts for these products may be terminated at the convenience of the government under the provisions of statutes or regulations applicable to defense procurement contracts. In the event of such termination, we are entitled to reimbursement for costs incurred plus a percentage of profit. Sales under defense procurement contracts are also subject, in certain instances, to price redetermination proceedings. We believe that such proceedings, if any, would not have a material effect upon our earnings.

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

         We are currently seeking to apply our knowledge of the military and industrial markets to develop applications of our Andrea DSP Microphone Array and Software Products for those markets. We cannot assure that these efforts will succeed and we do not expect material revenues from new military and industrial products during the year 2000.

         We refer to our various voice communications products for avionics applications as our "Aircraft Communications Products".


Our Collaborative Arrangements

         An important element of our strategy is to promote widespread adoption of our Andrea Anti-Noise technology by partnering with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. For example, we have entered into such arrangements and/or relationships with International Business Machines Corporation ("IBM"), Microsoft Corporation ("Microsoft"), Intel Corporation and Clarion Corporation of America. We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

         IBM Procurement Agreement. In June 1995, we entered into a two-year procurement agreement with IBM covering the sale to IBM of Andrea Anti-Noise products for inclusion with IBM's personal computers. In 1996, we entered into an additional agreement with IBM for the sale to IBM of Andrea Anti-Noise computer headsets for inclusion with all shrink-wrapped copies of IBM's speech-enabled OS/2 "Merlin" software product. In 1997, we expanded our relationship with IBM by signing a procurement agreement to supply several models of Andrea Anti-Noise PC headsets, handsets and microphones to IBM for packaging with a full line of IBM's speech recognition software programs. We anticipate that our agreement with IBM will be renewed, but we cannot assure that this will happen. During 1999, 1998 and 1997, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees, and integrators accounted for 49%, 61%, and 56%, respectively, of our total sales.

         Microsoft License Agreements. In October 1996, we entered into a licensing agreement with Microsoft covering the distribution by Andrea of Microsoft NetMeeting/Trademark/ Internet and Intranet conferencing software with our Andrea Anti-Noise retail line of ANC headsets and handsets. This agreement replaced our prior licensing agreement with Microsoft for Microsoft's MS Phone/Trademark/ and MSVoice/Trademark/ computer telephony and speech recognition software. In April 1997, we signed a similar licensing agreement with Microsoft allowing us to sell Microsoft's NetMeeting 2.0/Trademark/ Internet and Intranet conferencing software with Andrea Anti-Noise headsets which were endorsed and recommended by Microsoft's NetMeeting Group. In August 1997, Microsoft recommended Andrea's ANC headsets for use with Internet Explorer
4.0 and, in addition, Microsoft's Windows Hardware Qualifications Lab certified Andrea ANC products for use with Windows 95 and Windows NT, all of which incorporate NetMeeting 2.0. In June 1998, certain of our NC and all of our ANC headsets were certified by Microsoft's Windows Hardware Qualification Lab for use with Windows 98 and Windows NT.

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

         Intel License Agreement. In October 1998, we entered into an agreement with Intel Corporation under which we have been provided access to Intel's Pentium III microprocessor technology for purposes of optimizing the performance of our Andrea DSDA far-field microphone technology. Our objective for this program is to significantly reduce the cost of the components required for the Andrea DSDA microphone product and to improve its overall performance. If we succeed, we expect that the benefits of speech recognition can be marketed to a broader base of end users.

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

         Andrea has been granted a total of 16 patents in the United States covering claims to its Andrea Anti-Noise and digital line of products technology and products, including nine utility patents and seven design patents. Counterparts of certain of these patents have been granted in other jurisdictions. Our nine U.S. utility patents cover various method and apparatus claims to our ANC, ANR, DSDA/Trademark/ technology and products. These method and apparatus patents expire at various dates, ranging from 2010 to 2017. Our seven U.S. design patents cover claims to the design of various types of headsets and handsets, including a combined boom microphone headset and stand, a boom microphone headset, two tethered media/communications handsets with controls, and an untethered communications/media handset. These design patents expire at various dates, ranging from 2010 to 2013. One of the utility patents was granted to our Lamar Signal Processing subsidiary and expires in 2016. In addition, we have other U.S. and non-U.S. patent applications currently pending. We cannot assure that patents will be issued with respect to these applications or any other patent applications filed by us in the future.

         Andrea, together with its subsidiaries, has 20 U.S. and 93 non-U.S. trademark registrations and 28 U.S. and 10 non-U.S. pending trademark applications. The U.S. and non-U.S. registered trademarks include: A AND DESIGN, ANDREA, ANDREA ANTI-NOISE, ANDREA CONNECT SOLUTIONS, ANDREA GAMEWARE, ANDREA PROVOICE SOLUTIONS, ANDREA WIRELESS VOICE SOLUTIONS, ANR READY, AUDIO COMMANDER, AUTOARRAY, DSDA, NETSET, PCTI, QUIETWARE, TECHNOLOGY ENHANCING COMMUNICATIONS, and TECHNOLOGY ENHANCING VOICE COMMUNICATIONS. The pending trademark applications cover, among other marks: A2D CABLE, ANDREA SOUND SOLUTIONS, ANDREA VOICE SOLUTIONS, AUDIO NAVIGATOR, AUTOSE, DESKTOPARRAY, DFTA, DSDA LOGO, DSDA PRO, E-ARRAY, E-AUDIO, E-MIC, ECHOSTOP, FREEDOM OF VOICE, HOMEARRAY, LAMAR, MOBILEARRAY, OFFICEARRAY, PUREAUDIO, SAFE & SOUND, SOUND CARD ARRAY, SUPERBEAM, and VOICE FINDER. Andrea has also obtained two copyright registrations in the United States for its AUDIO COMMANDER software. The first covers the AUDIO COMMANDER icon. The second covers the actual software computer program and software code.

         Numerous patents have already been granted in the fields of noise cancellation, noise reduction, digital signal processing, computer voice recognition and adaptive interference cancelling. We expect that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Moreover, the laws of other countries do not protect our intellectual property rights to the same extent as the laws of the United States. We cannot assure that any patents issued to us will provide competitive advantages or will not be infringed, challenged, invalidated, or circumvented by others, that the patents or proprietary rights of others will not have an adverse effect on our ability to do business, that we will be able to obtain licenses to patents of others, if needed, on terms acceptable to us or at all, or that we will be able to develop additional patentable technology that may be needed to commercialize successfully our existing technologies. We are also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is favorable to us. See "Part I - Item 3 - Legal Proceedings" for information concerning the litigation involving our ANR patents and trademark.

Research and Development

     We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a "market and applications" approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and, frequently, directly with customers. The engineering staff is responsible for the research and development of new products and the improvement of existing products. Since 1998, substantially all of our research and development has been in support of developing Andrea DSP Microphone and Software Products and Technologies. Research and development expenses for 1999 increased 69% to $3,399,666 from $2,016,684 for 1998. We expect research and development expenses to increase as the Company seeks to broaden its line of Andrea Microphone Array Products and Technologies. No assurance can be given that our research and development efforts will succeed. See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

         We employ a sales staff as well as outside sales representative organizations to market our Andrea Anti-Noise Products, our Andrea DSP Microphone and Software Products and our Aircraft Communications Products. Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products are marketed to computer OEMs and related peripheral devices, distributors of personal computers and telecommunications equipment, software publishers, computer and consumer electronic retailers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers, Internet Content Developers, and retailers. Under our existing collaborative agreements, our collaborative partners have various marketing and sales rights to our Andrea Anti-Noise and Andrea DSP Microphone and Software Products. We are seeking to enter additional collaborative arrangements for marketing and selling our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products is critical to our success.

         We market our Aircraft Communications Products to OEMs, military organizations, and industrial customers.

Production Operations

          We conduct assembly operations at our New York facility and through subcontractors. During initial production runs of Andrea Anti-Noise Products, we assemble the products at our New York facility from purchased components. As sales of any particular Andrea Anti-Noise Product increase, assembly operations are transferred to a subcontractor in Asia. Most of the components for the Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products.

         We assemble our Aircraft Communications Products at our New York facility from purchased components. Certain highly specialized components for our Aircraft Communications Products sold for military and industrial use have limited sources of supply, the availability of which can affect particular products. We do not believe, however, that our earnings have been, or will be, materially affected due to unavailability of these components.

Competition

         The markets for our Andrea Anti-Noise Products, Andrea DSP Microphone and Software Products and Aircraft Communications Products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of our current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than us. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than we can. We cannot assure that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

         In the markets for our Aircraft Communications Products, we often compete with major defense electronics corporations as well as smaller manufacturing firms which specialize in supplying to specific military initiatives. Our performance in these markets is further subject to several factors, including dependence on government appropriations, the time required for design and development, the complexity of product design, the rapidity with which product designs and technology become obsolete, the intense competition for available business, and the acceptability of manufacturing contracts by government inspectors.

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

Employees

         At December 31, 1999, we had 125 employees, of whom 39 were engaged in production and related operations, 46 were engaged in research and development, and 40 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees.

--------------
"NetMeeting", "Windows", "Windows 98", "Windows 2000", "MSPhone", and "MSVoice" are registered trademarks of Microsoft Corporation.



ITEM 2.   PROPERTIES

         Andrea's corporate headquarters is located in Melville, New York. Our corporate headquarters is located in approximately 40,000 square feet of leased space which houses our production operations, research and development activities, sales, administration and executive offices. We also lease facilities in Utah and Israel dedicated for research and development, and in Hong Kong for production management and limited research and development activities. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and adequately insured. See Notes 6 and 13 to our Consolidated Financial Statements for further information concerning our property, plant and equipment and leased facilities.



ITEM 3.   LEGAL PROCEEDINGS

         On November 17, 1998 a complaint was filed against us in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of Andrea's patents, U.S. Patent No. 5,732,143 and U.S. Patent No. 5,825,897. These patents relate to certain active noise reduction technology that is particularly applicable to aircraft passenger headphones. Andrea does not currently derive any sales or licensing revenue from aircraft passenger headphones. The complaint requests a declaration that these two patents are invalid and unenforceable and that NCT's products do not infringe upon these two patents. The complaint alleges that Andrea has engaged in unfair competition by misrepresenting the scope of the two patents, tortuously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising Andrea's ANR products. The complaint seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees. On December 30, 1998, we filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Our counterclaims allege that NCT has infringed U.S. Patents Nos. 5,732,143 and 5,825,897, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition. The counterclaims also allege that NCT's patent infringement has been and is willful. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. We are also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. During the second half of 1999, both NCT and Andrea submitted briefs to the Court on whether to have an early hearing on the meaning of the claims in the two Andrea patents. This type of hearing is called a "Markman Hearing". We anticipate that the Court will issue a decision on this question by the middle of 2000, but we cannot assure this. We and NCT are proceeding with discovery, including document production and depositions. If this suit is ultimately resolved in favor of NCT, we could be materially adversely effected. We believe, however, that NCT's allegations are without merit and we intend to vigorously defend Andrea and to assert against NCT the claims described above.

          On March 11, 1999, we were notified about a claim filed with the New York State Environmental Protection and Spill Compensation Fund (the "Fund") by the owners (Mark J. Mergler and Ann Mergler, the "Claimants") of property adjoining our former Long Island City facility. This claim alleges property damages arising from petroleum migrating from our former facility and was purportedly detected in the basement of the Claimants' property. In their claim to the Fund, the Claimants alleged that their property has been damaged and that they have incurred remedial costs. In the event the Fund honors this claim in whole or in part, we may be liable to reimburse the Fund. The New York State Department of Environmental Conservation has asserted a demand that we investigate and remediate the discharge of petroleum from a fuel oil storage tank at our former Long Island City facility, and determine whether the petroleum discharge has migrated to the Claimants' adjoining property. We engaged environmental consultants to investigate the discharge from the fuel oil storage tank and we are currently funding remediation work. We denied, however, the allegations that any petroleum discharge has migrated to the Claimant's property and objected to the claim made by the Claimant to the Fund. On September 2, 1999, a civil action related to this matter was commenced in the Nassau County Supreme Court by Mark J. Mergler and Ann Mergler. The plaintiffs allege that the fuel oil released from the heating system of our former facility has migrated beneath and onto the neighboring property causing an excess of $1,000,000 in direct and consequential damages. The plaintiffs' allegations against us include, negligence, nuisance and strict liability under the New York State Navigation Law. We have submitted an answer denying the allegations and all liability relating to the alleged property damage. This lawsuit is at an early stage and we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

         In addition to the litigation described above, we are from time to time subject to routine litigation incidental to our business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of Andrea was held on June 24, 1999. The results of this meeting were reported in our Form 10-Q for the six-month period ended June 30, 1999.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Andrea's common stock is listed on the American Stock Exchange under the symbol "AND". The table below sets forth the high and low sales prices for Andrea's Common Stock as reported by the American Stock Exchange. On January 10, 2000, there were approximately 548 holders of record of Andrea's Common Stock.

Quarter Ended                       High             Low

March 31, 1998                      26 1/8           12
June 30, 1998                       25 5/8           13 7/8
September 30, 1998                  15 3/8           5 1/8
December 31, 1998                   14 5/16          4
March 31, 1999                      12               6 1/4
June 30, 1999                       12 3/4           6 3/8
September 30, 1999                  7 13/16          5
December 31, 1999                   10               6 3/8

No common stock dividends were paid in 1999 or 1998.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                       DECEMBER 31,
                                                                       ------------
                                           1999             1998              1997              1996              1995
                                           ----             ----              ----              ----              ----
INCOME STATEMENT DATA
Sales                                  17,112,487        21,304,570       26,429,804         9,244,109         5,440,792
Cost of Sales                          11,908,751        14,178,871       16,077,801         5,913,091         3,190,226
Gross Profit                            5,203,736         7,125,699       10,352,003         3,331,018         2,250,566
Research and Development                3,399,666         2,016,684        1,106,880           988,483           976,344
General, Administrative
     and Selling Expenses               8,954,805        13,002,959        5,753,130         3,872,919         2,925,460
Income (Loss) from
     Operations                        (7,150,735)       (7,893,944)       3,491,993        (1,530,384)       (1,651,238)
Other Income (Expense)                    (26,258)        1,447,380           76,864           (13,833)          375,323
Income (Loss) Before
     Provision (Benefit)
     for Income Taxes                  (7,176,993)       (6,445,955)       3,568,857        (1,544,217)       (1,275,915)
Provision (Benefit) for
     Income Taxes                               -                 -          154,461        (1,222,000)                -
Net Income (Loss)                      (7,176,993)       (6,445,955)       3,414,396          (322,217)       (1,275,915)
Earnings (Loss)
     Per Share:
         Basic                               (.56)             (.61)             .42              (.05)             (.20)
         Diluted                             (.56)             (.61)             .39              (.05)             (.20)

BALANCE SHEET DATA
Current Assets                         19,315,415        18,818,190       14,430,645         9,926,077         5,859,612
Total Assets                           49,853,402        50,681,941       17,789,184        10,794,250         6,551,110
Current Liabilities                     5,293,930         4,481,074        2,643,986         1,090,003           541,942
Total Liabilities                       6,001,769         7,103,040        2,682,486         3,286,289         2,585,830
Redeemable Securities                   7,187,077            --               --                 --                --
Total Equity                           36,664,556        43,578,900       15,106,698         7,507,961         3,965,280

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Our mission is to provide the emerging "voice interface" markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

         Examples of the applications and interfaces for which Andrea Anti-Noise(R) Products and Andrea DSP Microphone and Software Products provide benefits include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; military and commercial aircraft communications; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devises, military and commercial aircraft systems, cellular and other wireless communication devices and automotive communication systems. High quality audio communication technologies will also be required for emerging "far field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

          Our strategy is to maintain and extend our market position with our Andrea Anti-Noise(R) Products; broaden our Andrea Anti-Noise(R) Product lines and Andrea DSP Microphone and Software Products lines through internal research and development and, from time to time, strategic acquisitions; design our products to satisfy specific end-user requirements identified by our collaborative partners; and outsource manufacturing of certain products in order to achieve economies of scale. An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with computer OEMs, software publishers, and distributors and retailers actively engaged in the various markets in which our products have application. Under some of these arrangements, we supply our products for sale by our collaborative partners. Under others, the collaborative partners supply us with software that we include with our products. In addition, we have been increasing our own direct marketing efforts.

          The success of our strategy will depend on our ability to, among other things, increase sales of our line of existing Andrea Anti-Noise(R) Products and Andrea DSP Microphone and Software Products, contain costs, manage growth, introduce additional Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, maintain the competitiveness of our technologies through successful research and development, and achieve widespread adoption of our products and technologies.

         In order to complement our internal efforts to develop digital signal processing ("DSP") technology, in May 1998, we acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of DSP noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications. This acquisition resulted in a substantial amount of goodwill. The amortization of this goodwill had, and will continue to have, a negative, non-cash impact on our results of operations. See Note 3 to our Consolidated Financial Statements.

         We outsource the assembly of most of our Andrea Anti-Noise(R) Products from purchased components, and we are currently assembling our Andrea DSP Microphone and Software Productss from purchased components at our New York and Israeli facilities. We manufacture our Aircraft Communications Products at our New York facility.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 and other items set forth in this Report on Form 10K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:


OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATION

     Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

- the volume of sales of our products under our collaborative marketing arrangements;

- the cost of development of our products under our collaborative development arrangements;

-    the mix of products we sell;

-    the mix of distribution channels we use;

-    the timing of our new product releases and those of our competitors;

- fluctuations in the computer and communications hardware and software marketplace; and

-    general economic conditions.

     We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the year ended December 31, 1999 were approximately $17.1 million compared to approximately $21.3 million in calendar 1998. For the year ended December 31, 1999, we had a net loss of approximately $7.1 million versus a net loss of $6.4 million for the year ended December 31, 1998. For the fourth quarter ended December 31, 1999, our revenues were approximately $3.8 million versus $7.1 million in the same period in 1998. For the fourth quarter of 1999, we had a net loss of approximately $2.0 million compared to net loss of approximately $3.3 million in the same period in 1998.

     While we are examining opportunities for cost-reduction, production efficiencies and further diversification of our business, we may continue to accumulate losses and the market price of our common stock could decline. In order to remain competitive, we intend to continue to incur substantial research and development, marketing and general and administrative expenses. These expenses may not be necessarily or easily reduced if sales revenue is below expectations and, therefore, net income or loss may be disproportionately affected by any reduction in sales revenue. Accordingly, we believe that period-to-period comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance.

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

- maintaining existing, or entering into future, collaborative development, collaborative marketing and distribution agreements;

-    protecting intellectual property rights; and

- expanding facilities and consummating possible future acquisitions of technologies, products or businesses.

     From time to time during the past several years, we have raised additional capital from external sources. We may continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. We cannot assure that additional capital will be available on favorable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, which would have a material adverse effect on our business, results of operations and financial condition. To the extent that additional capital is raised through the sale of equity, the issuance of such securities would result in ownership dilution to our existing stockholders. In June 1999, we sold $7.5 million of Series B Convertible Preferred Stock and a related warrant for 75,000 shares of our common stock and, under certain conditions, we have the right to sell up to an additional $7.5 million of Series B Convertible Preferred Stock and warrants for up to 75,000 shares of our common stock. We cannot assure that such conditions will be satisfied or, if they are, that we will sell any additional Series B Convertible Preferred Stock or warrants.

SHARES ELIGIBLE FOR FUTURE SALE MAY HAVE AN ADVERSE EFFECT ON MARKET PRICE; YOU MAY EXPERIENCE SUBSTANTIAL DILUTION

     Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 25,000,000 shares of common stock presently authorized, 13,313,788 were outstanding as of March 3, 2000. This does not include (i) 4,581,750 shares of our common stock reserved for issuance upon exercise of outstanding options granted under our 1991 Performance Equity Plan and 1998 Stock Plan and shares of our common stock reserved for further option grants under the 1998 Stock Plan and (ii) 2,209,771 shares of common stock reserved for issuance upon conversion of the Series B Convertible Preferred Stock and exercise of the related warrant. To the extent that Series B Convertible Preferred Stock is converted, the related warrant is exercised, such options are exercised or we issue additional shares of capital stock, the ownership interests of holders of common stock would be diluted.

     We have 500 shares of Series B Convertible Preferred Stock and a warrant for 75,000 shares of common stock outstanding and, subject to certain conditions and limitations, we have the right during the six month period beginning March 14, 2000 to sell to the current holder of Series B Convertible Preferred Stock up to an additional 750 shares of Series B Convertible Preferred Stock and a warrant for up to an additional 75,000 shares of common stock. The number of shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock depends on the prices of the common stock as quoted on the American Stock Exchange shortly before the date of conversion. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock will increase and the holders of common stock would experience substantial dilution of their investment. On February 25, 2000, 250 shares of the Series B Convertible Preferred Stock were converted into 371,909 shares of common stock.

     In addition, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd., of which 1,200,000 shares of common stock are subject to trading restrictions that expire with respect to 600,000 shares in May 2000 and 600,000 in May 2001. As the restrictions expire, the shares are subject to demand and piggyback registration rights.

WE MUST INCREASE SALES AND PROFITABILITY OF OUR PRODUCTS AND COMMERCIALIZE NEW PRODUCTS

     Our business, results of operations and financial condition depend on successful commercialization of our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products. Sales of the initial Andrea Anti-Noise Products began in 1995, and since 1995 we have been expanding the number of products in this line. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries. To achieve increased sales and profitability, we must, among other things:

- increase market acceptance of our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products;

- respond effectively to competitive pressures with the timely introduction of new Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products; and

-    successfully market and support these products.

     We cannot assure that we will achieve or sustain significant sales or profitability of our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products. Failure to do so would have a material adverse effect on our business, results of operations and financial condition.


WE FACE INTENSE COMPETITION

          The markets in which we sell our Andrea Anti-Noise Products, Andrea DSP Microphone and Software Products and Aircraft Communications Products are highly competitive. Competition in the markets for our Andrea Anti-Noise Products, Andrea DSP Microphone and Software Products and Aircraft Communications Products is based on:

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

     In the markets for our Aircraft Communications Products, we often compete with major defense electronics corporations as well as smaller manufacturing firms which specialize in supplying products and technologies for specific military initiatives. Our performance in this market is further subject to several factors, including:

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

- obtain patent or other proprietary protection for our products and technologies; and

- develop, manufacture, assemble and successfully market products, either alone, in collaboration or with other parties.

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

WE MAY BE UNABLE TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW PRODUCTS AND TECHNOLOGIES

         The markets for our products are characterized by rapidly changing technology, and the introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products. In particular, we are currently engaged in the development and commercialization of our Andrea DSP Microphone and Software Products and related DSP technolgies for the voice, speech and natural language interface markets. As part of this effort, we have established our Andrea Digital Technologies subsidiary in the United States and have acquired Lamar Signal Processing Ltd., in Israel. We cannot assure that we will succeed in developing these new DSP products and technologies, or that any such new DSP products or technologies will gain market acceptance. Further, the markets for our products and technologies are characterized by evolving industry standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. We cannot assure that we will successfully anticipate and adapt in a cost effective and timely manner to changes in technology and industry standards, develop, introduce and gain market acceptance of new and enhanced products and technologies, as well as additional applications for existing products and technologies, or that the introduction of new products or technologies by others will not render our products and technologies obsolete. Our failure to develop new and enhanced products and technologies would have a material adverse effect on our business, results of operations and financial condition.

OUR SUCCESS IS HIGHLY DEPENDENT ON OUR COLLABORATIVE MARKETING ARRANGEMENTS

         We have entered into several collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products. Under these collaborative arrangements, our products are or will be sold to end users through inclusion of the products of our collaborators. The revenue derived by us from these arrangements will be based in large part upon the sale of our collaborator's products. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators in marketing existing products and new products under development with which to include our products and technologies. We cannot assure that any product of any of our collaborators incorporating our products and technologies will be marketed successfully. Our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies. Furthermore, our collaborators may develop their own microphone or earphone products or technologies that compete with our products and technologies. We cannot assure that these collaborators will not replace our products or technologies with, or give higher priority to, the sales of these competitive products or technologies. We have also established direct arrangements with large electronic and computer retail chains in the United States, as well as with certain distributors in Europe and the Americas. We cannot assure that any of these channels will devote sufficient resources to support the sale of our products. We are also currently discussing additional arrangements with other software companies, several major personal computer companies, consumer electronic manufacturers, and electronic and computer retailers. We cannot assure that any of these discussions will result in any definitive agreements.

WE DEPEND ON A SINGLE CUSTOMER FOR A SUBSTANTIAL PORTION OF OUR SALES

     We are substantially dependent on our product procurement relationship with IBM. During the years ended December 31, 1997, 1998 and 1999, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 56%, 61% and 49%, respectively, of our sales revenue. While we are a party to a procurement agreement with IBM covering the purchase by IBM of certain of our Andrea Anti-Noise microphone and earphone products for inclusion with certain of IBM's personal computer products, IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors. Our failure to maintain sales of Andrea Anti-Noise Products to IBM would have a material adverse effect on our business, results of operations and financial condition.

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

          Most of the components for the Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components for the Andrea AntiNoise Products and Andrea DSP Microphone and Software Products, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. While we have, to date, been able to obtain sufficient supplies of these more specialized components, we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products.

     We assemble our Aircraft Communications Products at our New York facility from purchased components. Certain highly specialized components for our Aircraft Communications Products sold for military and industrial use have limited sources of supply, the availability of which can affect certain of our projects. While we do not believe that our results of operations have been, or will be, materially affected if such components are unavailable, we cannot assure that this will continue to be the case.

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

     We have been granted 16 patents in the United States covering our Andrea Anti-Noise and Andrea DSP Microphone and Software Products, and we have other U.S. and non-U.S. patent applications currently pending. We cannot assure that patents will be issued with respect to these applications or any patent applications filed by us in the future.

     Numerous patents have been granted in the fields of noise cancellation, noise reduction, digital signal processing, computer voice recognition and related subject matter. We expect that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Moreover, the laws of other countries do not protect our proprietary rights to our technologies to the same extent as the laws of the United States.

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

WE ARE SUBJECT TO LITIGATION RELATING TO OUR BUSINESS

          From time to time to we are subject to litigation incidental to our business. We are currently defending two lawsuits that are described in "Item
3. Legal Proceedings" of this Report. In addition, we are subject to the risk of adverse claims, interference proceedings before the U.S. Patent and Trademark Office, oppositions to patent applications outside the United States, and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO CERTAIN RISKS

     We have been seeking to increase our sales to regions outside the United States, particularly in Europe and certain areas in the Americas and Asia. For the year ended December 31, 1999, sales to customers outside the United States accounted for approximately 35% of our sales revenue. International sales and operations are subject to a number of risks, including:

-    trade restrictions in the form of license requirements;

-    restrictions on exports and imports and other government controls;

-    changes in tariffs and taxes;

- difficulties in staffing and managing international operations; problems in establishing or managing distributor relationships;

-    general economic conditions; and

-    political and economic instability or conflict.

     To date, we have invoiced our international sales in U.S dollars, and have not engaged in any foreign exchange or hedging transactions. We cannot assure that this will continue to be the case. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition or require us to incur hedging costs to counter such fluctuations.

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


ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND NEW YORK LAW MAY ADVERSELY AFFECT OUR STOCKHOLDERS

     The New York Business Corporation Law, our Certificate of Incorporation and our Series A Junior Participating Preferred Stock each contain certain provisions which may, in effect, deter, or make difficult, a change in control, merger or other acquisition of Andrea. For example, our Board of Directors may issue up to 4,974,250 shares of preferred stock without any stockholder vote or action. The preferred stock could have voting, liquidation, dividend and other rights superior to those of our common stock, and, therefore, any issuance of preferred stock could adversely affect the rights of holders of our common stock.

RESULTS OF OPERATIONS

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Sales

         Sales for the year ended December 31, 1999 were $17,112,487, a decrease of 20% from sales of $21,304,570 for the year ended December 31, 1998. The decrease in sales for the year ended December 31, 1999 reflects an approximate 23% decrease in sales of Andrea Anti-Noise(R) Products to $13,310,138, or 78% of total sales, and an approximate 6% decrease in sales of our Aircraft Communications Products, to $3,802,349, or 22% of total sales. The primary reasons for the decrease of Andrea Anti Noise Product sales during 1999 were the lower volumes and lower price/lower margin sales of PC headsets to the Company's original equipment manufacture (OEM) customers. For the year ended December 31, 1999, sales of our computer headsets to one customer and certain of that customer's affiliates, distributors, licensees and integrators accounted for approximately 49% of our total sales.

Cost of Sales

         Cost of sales as a percentage of sales for the year ended December 31, 1999 increased to 70% from 67% for the year ended December 31, 1998. This increase in cost of sales percentage is primarily a result of the shift in product mix described above under "Sales".

Research and Development

         Research and development expenses for the year ended December 31, 1999 increased 69% to $3,399,666 from $2,016,684 for the year ending December 31, 1998. This increase is due to the Company's continuing efforts to develop its digital signal processing-based, microphone array technologies, coupled with, to a lesser extent, efforts in computer/telephony headset technologies. Research efforts are focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's digital super-directional array microphone technology ("DSDA") and certain other technologies obtained through the acquisition of Lamar in May 1998. Correspondingly, the activities of Lamar accounted for approximately 20% of the total research and development expenses during 1999. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other industries, including the consumer electronics and professional audio markets, among others. The Company anticipates continued significant increases in research and development expenses, with particular emphasis on digital signal processing efforts in the year 2000.

General, Administrative and Selling Expenses

         General, administrative and selling expenses decreased approximately 31% to $8,954,805 for the year ended December 31, 1999 from $13,002,959 for the year ended December 31, 1998. Excluding the effect of a full year of goodwill amortization expense associated with the acquisition of Lamar in May of 1998, during the year ended December 31, 1999, general, administrative and selling expenses decreased approximately 40% from the same period in 1998. The decreases are primarily attributable to cost reduction efforts and a reallocation of resources to research and development activities.

Other Income (Expense)

         Other expense for the year ended December 31, 1999 was $26,258 compared to other income of $1,447,989 for the year ended December 31, 1998. This change is primarily attributable to the net gain on the sale of the Company's then corporate headquarters in Long Island City during the year ended December 31, 1998 of $1,864,767.

Provision for Income Taxes

         The Company did not record income tax expense for the year ending December 31, 1999 in light of the net loss recorded for the period. Furthermore, the realization of a portion of the Company's reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. See Note 12 to our Consolidated Financial Statements.

Net Income (Loss)

         Net loss for the year ended December 31, 1999 was $7,176,993 compared to a net loss of $6,445,955 for the year ended December 31, 1998. The net loss for the year ended December 31, 1999 principally reflects the factors described above.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Sales

         Sales for the year ended December 31, 1998 were $21,304,570, a decrease of 19% over sales of $26,429,804 for the year ended December 31, 1997. The decrease primarily reflects a shift in product mix to lower-priced and lower-margin products to original equipment manufacturers (OEMs) with an approximate 45% decrease in per unit sales prices during the year ended December 31, 1998, and was offset in part by a 17% increase in unit shipments for the year ended December 31, 1998 over December 31, 1997. The decrease in sales for the year ended December 31, 1998 reflects an approximate 22% decrease in sales of Andrea Anti-Noise(R) products to $17,266,874, or 82% of total sales, and an approximate 6% decrease in sales of our Aircraft Communications Products, to $4,037,696, or 18% of total sales. For the year ended December 31, 1998, sales of our computer headsets to one customer and certain of that customer's affiliates, distributors, licensees and integrators accounted for approximately 61% of our total sales.

Cost of Sales

         Cost of sales as a percentage of sales for the year ended December 31, 1998 increased to 67% from 61% for the year ended December 31, 1997. This increase in cost of sales percentage is primarily a result of the shift in product mix described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and proceeds from the sale of convertible notes and preferred stock to certain financial institutions. At December 31, 1999, we had cash and cash equivalents of $9,153,148 compared with $5,437,423 at December 31, 1998. The balance of cash and cash equivalents at December 31, 1999 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"), and from the Company's June 1998 private placement of $10.75 million aggregate principal amount of 6% Convertible Notes ("Notes"). All but $1.5 million of the Notes have been converted to common stock, with the remaining outstanding principal amount convertible into 3,000 shares of common stock, which amount is recorded as a current liability, net of an unaccreted discount of $14,923 in the accompanying consolidated balance sheet as of December 31, 1999. Furthermore, on February 25, 2000, 250 shares of the Preferred Stock were converted into 371,909 shares of common stock at a conversion price of $6.91 per share. The Company is using the net proceeds from the issuance of the Preferred Stock and Notes for costs associated with technology development, tooling costs, creating and maintaining strategic alliances, payment of certain debt obligations and general working capital requirements.

         In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, and $500,000 was paid on each of the six and twelve month anniversaries of the closing date, with the remainder payable in two equal installments on each of the twenty-four and thirty-six month anniversaries of the closing. The current portion of long-term debt is comprised of approximately $.5 million in additional cash consideration due on the twenty-four month anniversary of the closing. The approximate $.5 million in additional cash consideration remaining, due on the thirty-six month anniversary of the closing, is recorded as long-term debt on the accompanying consolidated balance sheet.

         Working capital at December 31, 1999 was $14,021,485 compared to $14,337,116 at December 31, 1998. The decrease in working capital reflects an increase in total current assets of $497,225, offset by an increase in total current liabilities of $812,856. The increase in total current assets reflects an increase in cash of $3,715,725, a decrease in accounts receivable of $2,097,079, a decrease in inventory of $890,576 and a decrease in prepaid expenses and other current assets of $230,845. The increase in current liabilities reflects a $1,485,077 increase in convertible notes (recorded net of an unaccreted discount of $14,923) representing the remaining obligation from the Notes described above, a decrease in trade accounts payable of 87,039, an increase in the current portion of long term debt of $83,126, and a $668,308 decrease in other current liabilities.

         The increase in cash of $3,715,725 reflects $2,546,053 of net cash used in operating activities, $834,135 of net cash used in investing activities and $7,095,913 of net cash provided by financing activities.

         The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $7,176,993 net loss for the year ended December 31, 1999, a $563,619 increase in other assets and a $947,508 decrease in other current and long term liabilities, partially offset by a $2,097,079 decrease in accounts receivable and a $890,576 decrease in inventory. The increase in other assets primarily reflects increases in patent and trademark costs associated with the Company's proprietary technologies. The decrease in other current and long term liabilities as well as the decrease in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea Anti-Noise Product line. The decrease in accounts receivable primarily reflects the level of the fourth quarter sales, coupled with timing of sales collection. Generally, the Company collects receivables from sales within two months.

         The cash used in investing activities is primarily attributable to investments in the Company's existing information systems, as well as, to a lesser extent, capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-Noise Products.

         The net cash provided by financing activities reflects the issuance and sale of the Preferred Stock and the exercise of employee stock options, partially offset by the $.5 million cash consideration paid to the former shareholders of Lamar in connection with the acquisition in May 1998.

         Demand for the Company's products and technologies has required the Company to raise additional working capital to support operations. In addition, the acquisition of Lamar will require the Company to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. In December 1995, April 1996 and August 1996, the Company raised working capital through the issuance of convertible subordinated debentures. In June 1998, the Company raised $10 million through the issuance and sale of the Notes. In June 1999, the Company raised $7.5 million through the issuance and sale of Preferred Stock. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined. At December 31, 1999, there were no outstanding amounts under the revolving credit agreement. We believe that our current levels of cash, as well as our access to financing sources, provide sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. Notwithstanding the significance of sales of Andrea Anti-Noise Products as a percentage of our total sales during 1999, we cannot assure that demand will continue for these products or any of our other products, including future products related to our Andrea Microphone Array Products and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.


YEAR 2000

         Our comprehensive program to address Year 2000 issues was successful in that our business activities continued without disruption through the days before and after January 1, 2000 and February 29, 2000. In terms of supply chain readiness, on the basis of the information available to us, we do not expect disruptions caused by the failures of third parties to remediate their Year 2000 issues. Costs related to the Year 2000 program were, as anticipated, approximately $1 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our principal source of financing activities includes debt under a revolving credit facility that provides for interest at a spread above the prime rate, as well as the issuance of convertible debt with major financial institutions. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable in cash by us under the revolving credit facility, as well as the amount payable in stock by us under convertible debt. A significant rise in interest rates could materially adversely affect our financial condition and results of operations. At December 31, 1999, there were no outstanding borrowings under our credit facility, and approximately $1.5 million of remaining unconverted debt (see Notes 9 and 12 to the financial statements). We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.


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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 as to directors and executive officers is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 22, 2000. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference therein to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 22, 2000.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 22, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information captioned "Security Ownership" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 22, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information captioned "Certain Relationships and Related Party Transactions" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 22, 2000.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

         The following financial statements of Andrea Electronics Corporation, the notes thereto, the related reports thereon of independent public accountants, and financial statement schedules are filed under Item 8 of this Report.

                                                                                                         Page
      Reports of Independent Public Accountants                                                           F-1

      Consolidated Balance Sheets at December 31, 1999 and 1998                                           F-2

      Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997          F-3

      Consolidated Statements of Shareholders' Equity for the three years ended December 31,
      1999                                                                                                F-4

      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997          F-5

      Notes to Consolidated Financial Statements                                                          F-6

      (2)   INDEX TO FINANCIAL STATEMENT SCHEDULES

      Report of Independent Public Accountants on Schedule                                                S-1

      Schedule II - Valuation and Qualifying Accounts                                                     S-2

      (3)   EXHIBITS

      See (c) below.

(b)  REPORTS ON FORM 8-K

         On October 28, 1999, the Registrant filed a Current Report on Form 8-K relating to the Registrant's press release, dated October 28, 1999, a copy of this press release containing certain financial information was attached thereto.

(c)  EXHIBITS

                                INDEX TO EXHIBITS

Exhibit
Number      Description

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

3.4 Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

3.5         Amended By-Laws of Registrant (incorporated by reference to
            Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

4.1 Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant's 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference To Exhibit 4.1 of the Registrant's Form S-3, No. 333-61115, filed August 10, 1998)

4.2 Securities Purchase Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.3 Registration Rights Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.4 Form of Warrant by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.5 Rights Agreement dated as of April 23, 1999 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series
            A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 7, 1999)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2 1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.3* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the three month period ended June 30, 1995)

10.4* License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.5* Software License Bundling Agreement, dated as of March 29, 1996, by and between Voxware, Inc., and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the six month period ended June 30, 1996)

10.6 Employment Agreement, dated as of January 1, 1998, by and between John N. Andrea and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.7 Employment Agreement, dated as of January 1, 1998, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.8 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.9 Employment Agreement, dated as of November 20, 1998, by and between Christopher P. Sauvigne and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

10.10* Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.11 Revolving Loan and Security Agreement, dated as of September 23, 1997, by and between IBM Credit Corporation and the Registrant (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.12 Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement)(incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Current Report on Form 8-K filed May 8, 1998)

10.13* Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.14* Purchase Agreement, dated as of February 25, 1999, by and between the Company and Clarion Corporation of America (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.15* Source Code License Agreement, dated as of October 29, 1998, between the Company and Intel Corporation (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K for the year ended December 31, 1998)

21          Subsidiaries of Registrant

23          Consent of Independent Public Accountants

27          Financial Data Schedule

---------------------------

* Certain portions of this Agreement have been accorded confidential treatment.



(d)   FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Andrea Electronics Corporation:


We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                          Arthur Andersen LLP



Melville, New York
January 31, 2000 (except with respect to the matter discussed in Note 16, as to which the date is March 1, 2000)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                     ------------
                                  ASSETS                                         1999            1998
                                                                                 ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  9,153,148    $  5,437,423
  Accounts receivable, net of allowance for doubtful accounts of $202,521       2,770,703       4,867,782
  Inventories                                                                   7,123,747       8,014,323
  Prepaid expenses and other current assets                                       267,817         498,662
                                                                                ---------       ---------

               Total current assets                                            19,315,415      18,818,190

PROPERTY, PLANT AND EQUIPMENT, net                                              1,930,506       1,919,966
DEFERRED INCOME TAXES                                                           1,806,615       1,806,615
OTHER ASSETS                                                                    2,254,989       1,751,501
GOODWILL                                                                       24,545,877      26,385,668
                                                                               ----------      ----------

               Total assets                                                  $ 49,853,402    $ 50,681,940
                                                                               ==========      ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                     $  2,134,873    $  2,221,912
  Current portion of long-term debt (Note 8)                                      597,247         514,121
  Convertible notes, net (Note 9)                                               1,485,077          -
  Other current liabilities                                                     1,076,733       1,745,041
                                                                               ----------      ----------

               Total current liabilities                                        5,293,930       4,481,074

LONG-TERM DEBT (Note 8)                                                           693,362       1,126,390
CONVERTIBLE NOTES, net (Note 9)                                                    -            1,455,231
OTHER LIABILITIES                                                                  14,477          40,345
                                                                               ----------       ---------

               Total liabilities                                                6,001,769       7,103,040
                                                                               ----------       ---------

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; 750
    and 0 shares issued and outstanding, respectively (Notes 10 and 16)         7,187,077          -

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized: 5,000,000 shares; none
    issued and outstanding                                                         -              -
  Common stock, $.50 par value; authorized: 25,000,000 shares; issued and
    outstanding: 13,242,538 and 13,210,038 shares, respectively                 6,621,269       6,605,019
  Additional paid-in capital                                                   42,990,641      42,548,399
  Accumulated deficit                                                         (12,947,354)     (5,574,518)
                                                                              -----------      ----------

               Total shareholders' equity                                      36,664,556      43,578,900
                                                                               ----------      ----------
               Total liabilities and shareholders' equity                    $ 49,853,402    $ 50,681,940
                                                                               ==========      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Years Ended December 31,
                                                                 ------------------------------------------
                                                                     1999          1998           1997
                                                                     ----          ----           ----

NET SALES                                                         $17,112,487   $21,304,570    $26,429,804

COST OF SALES                                                      11,908,751    14,178,871     16,077,801
                                                                   ----------    ----------     ----------

           Gross profit                                             5,203,736     7,125,699     10,352,003

RESEARCH AND DEVELOPMENT EXPENSES                                   3,399,666     2,016,684      1,106,880

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                        8,954,805    13,002,959      5,753,130
                                                                   ----------    ----------     ----------

           Income (loss) from operations                           (7,150,735)   (7,893,944)     3,491,993
                                                                   ----------    ----------     ----------

OTHER INCOME (EXPENSE):
  Interest income                                                     246,882       233,346         64,873
  Interest expense                                                   (306,843)     (710,324)      (228,029)
  Rent and miscellaneous income                                        33,703     1,924,967        240,020
                                                                   ----------    ----------     ----------
                                                                      (26,258)    1,447,989         76,864
                                                                   ----------    ----------     ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                    (7,176,993)   (6,445,955)     3,568,857

PROVISION FOR INCOME TAXES (Note 12)                                   -              -            154,461
                                                                   ----------    ----------     ----------
           Net income (loss)                                      $(7,176,993)  $(6,445,955)   $ 3,414,396
                                                                   ===========   ==========     ==========

PREFERRED STOCK DIVIDENDS                                             195,843       -               -
                                                                   ----------    ----------     ----------
           Net income (loss) available (attributable) to
             common shareholders                                  $(7,372,836)  $(6,445,955)   $ 3,414,396
                                                                   ==========    ==========     ==========

PER SHARE INFORMATION (Note 4):

Net Income (Loss) Per Share :
  Basic                                                           $      (.56)  $      (.61)   $       .42
                                                                        ======        ======         =====

  Diluted                                                         $      (.56)  $      (.61)   $       .39
                                                                        ======        ======         =====
Shares used in computing net income (loss) per share:

  Basic                                                            13,229,559    10,614,237      8,148,153
                                                                   ==========    ==========     ==========

  Diluted                                                          13,229,559    10,614,237      8,862,263
                                                                   ==========    ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                               Additional                          Total
                                                 Shares          Common         Paid-In        Accumulated     Shareholders'
                                              Outstanding        Stock         Capital          Deficit          Equity
                                              -----------        ------        ----------      -----------     -------------
BALANCE, December 31, 1996                      7,584,394   $  3,792,197   $   6,258,723   $   (2,542,959)  $   7,507,961

  Conversion of convertible debt                  189,548         94,774       1,108,521           -            1,203,295
  Exercise of stock options,
    net of related costs                          932,750        466,375       2,514,671           -            2,981,046
  Net income                                         -              -               -           3,414,396       3,414,396
                                                ---------      ---------      ----------       ----------      ----------

BALANCE, December 31, 1997                      8,706,692      4,353,346       9,881,915          871,437      15,106,698

  Conversion of convertible debt                2,334,846      1,167,423       9,211,993           -           10,379,416
  Exercise of stock options,
    net of related costs                          350,500        175,250         934,710           -            1,109,960
  Issuance of common stock for
    acquisition of subsidiary (Note 3)          1,818,000        909,000      22,519,781           -           23,428,781
  Net loss                                           -              -               -          (6,445,955)     (6,445,955)
                                                ---------      ---------      ----------       ----------      ----------

BALANCE, December 31, 1998                     13,210,038      6,605,019      42,548,399       (5,574,518)     43,578,900

  Exercise of stock options, net of
    related costs                                  32,500         16,250          93,785          -               110,035
  Issuance of warrants in connection
    with Series B Redeemable
    Convertible Preferred Stock (Note 10)            -              -            348,457          -             348,457
  Preferred stock dividends                          -              -               -              (195,843)     (195,843)
  Net loss                                           -              -               -            (7,176,993)   (7,176,993)
                                                ---------      ---------      ----------         ----------    ----------

BALANCE, December 31, 1999                     13,242,538   $  6,621,269     $  42,990,641   $  (12,947,354)  $36,664,556
                                                =========      =========      ============       ==========    ==========

The accompanying notes are an integral part of these consolidated statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                       1999         1998          1997
                                                                   ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $(7,176,993)  $(6,445,955) $ 3,414,396
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Non-cash interest expense                                         93,023       646,650      203,204
      Depreciation and amortization                                  3,390,987     2,594,519      322,499
      Gain on sale of building                                          -         (1,864,767)      -
      Barter transaction                                                -             -          (750,000)
      Deferred income taxes                                             -             -           154,461
      (Increase) Decrease in:
        Accounts receivable, net                                     2,097,079      (278,132)  (1,889,984)
        Inventories                                                    890,576    (2,218,773)  (1,492,752)
        Prepaid expenses and other current assets                     (242,559)     (128,400)    (714,399)
        Other assets                                                  (563,619)     (312,350)    (439,151)
      Increase (Decrease) in:
        Trade accounts payable                                         (87,039)    1,154,192      144,383
        Other current liabilities                                     (947,508)     (106,474)     247,514
                                                                    ----------    ----------   ----------
           Net cash used in operating activities                    (2,546,053)   (6,959,490)    (799,829)
                                                                    ----------    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                           -            102,717      100,000
  Acquisition of business, net of cash acquired                         -           (947,276)      -
  Proceeds from sale of building                                        -          2,282,563       -
  Purchases of property, plant and equipment                          (834,135)   (1,710,389)    (408,259)
                                                                    ----------    ----------   ----------
           Net cash used in investing activities                      (834,135)     (272,385)    (308,259)
                                                                    ----------    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations                                 -             -            (4,685)
  Payment of debt obligations (Notes 3 and 8)                         (514,122)     (500,000)      -
  Net proceeds from redeemable convertible preferred
    stock        (Note 10)
                                                                     7,500,000        -            -
  Net proceeds from convertible notes (Note 9)                          -         10,000,000       -
  Proceeds from issuance of common stock upon exercise of stock
    options, net of related costs                                      110,035     1,109,960    2,251,046
                                                                    ----------    ----------   ----------
           Net cash provided by financing activities                 7,095,913    10,609,960    2,246,361
                                                                    ----------    ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            3,715,725     3,378,085    1,138,273

CASH AND CASH EQUIVALENTS, beginning of year                         5,437,423     2,059,338      921,065
                                                                    ----------    ----------   ----------
CASH AND CASH EQUIVALENTS, end of year                             $ 9,153,148   $ 5,437,423  $ 2,059,338
                                                                    ==========    ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Non-cash investing and financing activities:

  Conversion of convertible debentures and related accrued
    interest into common stock (Note 9)                            $    -        $10,379,416  $ 1,203,295
                                                                    ==========    ==========   ==========
  Issuance of common stock for acquisition (Note 3)                $    -        $23,428,781  $    -
                                                                    ==========    ==========   ==========
  Issuance of notes payable for acquisition (Notes 3 and 8)        $    -        $ 1,672,212  $    -
                                                                    ==========    ==========   ==========
  Issuance of warrants in connection with Series B Redeemable
Convertible Preferred Stock (Note 10)                              $   348,457   $    -       $    -
                                                                    ==========    ==========   ==========
Cash paid for:
  Interest                                                         $    49,601   $     3,261  $    -
                                                                    ==========    ==========   ==========
  Income taxes                                                     $    29,479   $    32,503  $     5,200
                                                                    ==========    ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999



1.  ORGANIZATION AND BUSINESS

Andrea Electronics Corporation (together with its subsidiaries, the "Company") has been engaged in the electronic communications industry since 1934. The Company is presently focused on the development, manufacture and marketing of its Andrea Anti-Noise family of electronic headsets and handsets with noise canceling and noise reducing properties. Noise cancellation enhances voice-activated computing, computerized speech recognition, and computer and Internet telephony. In addition, the Company is currently developing and marketing a new line of digital signal processing ("DSP") products to further its role in technology enhanced communications, and in May 1998, acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of DSP, noise cancellation microphone solutions (Note 3). Prior to the Company's entry into the voice-activated computing market in the 1990s, its primary business was selling intercom systems for military and industrial use. The Company continues to manufacture for these systems and is seeking to apply its knowledge of the military and industrial markets to develop applications of its Andrea Anti-Noise technologies for these markets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Marketable Securities

The Company accounts for investments according to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, marketable securities used as part of the Company's asset management that may be sold in response to changes in interest rates, prepayments, and other factors, have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (on an after-tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. During 1998, approximately $103,000 of the Company's marketable securities matured. Sales of securities were $100,000 in 1997. There were no sales of securities in 1999 or 1998. At December 31, 1999 and 1998, the Company did not own any marketable securities.

Concentration of Credit Risk

The Company is a manufacturer of audio communications equipment for several industries. During 1998, the Company primarily generated sales from its noise canceling and active noise canceling products as well as through sales to the federal government. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 43% and 60% of total accounts receivable at December 31, 1999 and 1998, respectively, and approximately 49%, 61% and 56% of the total sales for 1999, 1998 and 1997, respectively. Sales to the federal government and related subcontractors aggregated approximately 19% and 9% of total accounts receivable at December 31, 1999 and 1998, respectively, and approximately 23%, 19% and 15% of the total sales for 1999, 1998 and 1997, respectively.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999


Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

    Building                                       25 years
    Building improvements                          10 - 32 years
    Machinery and equipment                        3 - 7 years

Expenditures for maintenance and repairs that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Improvements that substantially extend the useful lives of the assets are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in the statement of operations.

Intangible Assets

Patents and trademarks associated with the Company's proprietary technology are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 17 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. Patents and trademarks approximated $1,181,000 and $778,000, net of accumulated amortization, at December 31, 1999 and 1998, respectively, and are included in other assets on the accompanying consolidated balance sheets. Goodwill associated with the Company's acquisition (Note 3) is carried at cost less accumulated amortization, which is calculated on a straight-line basis over 15 years.

Long-Lived Assets

The Company accounts for long-lived assets according to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In accordance with SFAS No. 121, the Company periodically reviews long-lived assets, including identifiable intangibles (patents and trademarks) and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management believes there is no impairment to goodwill and certain identifiable intangibles as of December 31, 1999.

Revenue Recognition

Revenue is recognized upon shipment and acceptance of goods. The Company reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Barter Transaction

The Company records barter transactions at the estimated fair market value of the services received. Revenue from a barter transaction approximated $1,250,000 during 1997. The value received in this transaction was recorded as a deferred charge and, at December 31, 1999, $770,000 is included in other assets. The remaining balance will be amortized over the lesser of the period of benefit or the program period, not to exceed five years. The Company did not engage in any barter transactions during 1999 or 1998.

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

Stock-Based Compensation

The Company complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (Note 14).

Research and Development

The Company expenses all research and development costs as incurred.

Advertising Expenses

The Company charges all media costs of newspaper and magazine advertisements to the consolidated statements of operations when advertisements are run. Prepaid advertising at December 31, 1999 and 1998, which represents costs for media services purchased but not yet run, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1999 and 1998, the carrying value of all financial instruments approximated fair value.

Stock Split

On September 2, 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on September 17, 1997 to shareholders of record on September 10, 1997. All share and per share data included in the accompanying financial statements have been restated to reflect the stock split for all periods presented.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. The Company's operations did not give rise to items includible in comprehensive income (loss) which were not already included in net income (loss). Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999 (subsequently amended by SFAS No. 137, to be effective for all fiscal years beginning after June 15, 2000) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While the Company operates in international markets, it does so presently without the use of derivative instruments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.  ACQUISITION OF BUSINESS

On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by the Company for the Acquisition was approximately 1,800,000 shares of restricted common stock and $3,000,000 in cash and notes payable. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing, an additional one-third becomes transferable on the second anniversary and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $1,500,000 and $500,000 was paid during 1998 and 1999, respectively, and the remaining $1,000,000 is payable in the form of promissory notes in two equal installments on each of the twenty-four and thirty-six month anniversaries of the closing (Note 8). The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The Acquisition was valued using an independent appraisal of the fair value of the consideration paid and the assets purchased, and resulted in goodwill of approximately $27.6 million, which is being amortized over 15 years. Goodwill at December 31, 1999 is approximately $24.5 million, which is net of approximately $1.8 million of amortization. The Company made no acquisitions in 1999 or 1997.

The pro forma results listed below, for the years ended December 31, 1998 and 1997, reflect pro forma adjustments, consisting primarily of amortization of goodwill and interest expense on the discounted value of the $2,000,000 in promissory notes, assuming the acquisition occurred at the beginning of each period presented. Pro forma sales amounts would not be materially different from the historical results reported for 1998 and 1997.

                                                                   For the Year Ended December 31,
                                                                   -------------------------------
                                                                       1998              1997
                                                                       ----              ----

         Net income (loss)                                         $  (7,143,660)   $   1,166,506
         Net income (loss) per share:
             Basic                                                 $        (.64)   $         .12
             Diluted                                               $        (.64)   $         .11
         Shares used in computing net income (loss) per share:

             Basic                                                    11,236,840        9,966,153
             Diluted                                                  11,236,840       10,680,263

4.  NET INCOME (LOSS) PER SHARE

The Company follows the provisions of SFAS No. 128, "Earnings Per Share". In accordance with this statement, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following chart provides a reconciliation of information used in calculating the per share amounts:

                                                                     For the Year Ending December 31,
                                                                     --------------------------------
                                                                    1999           1998          1997
                                                                    ----           ----          ----
  Numerator:
    Net income (loss)                                            $(7,176,993)  $(6,445,955)   $ 3,414,396
                                                                  ----------     ---------     ----------
    Preferred stock dividends                                        195,843        -              -
                                                                  ----------     ---------     ----------
       Net income (loss) available (applicable) to common        $(7,372,836)  $(6,445,955)   $ 3,414,396
                                                                  ==========     =========     ==========
           shareholders

  Denominator:
    Weighted-average common shares outstanding - Basic           $13,229,559   $10,614,231    $ 8,148,153
    Effect of dilutive employee stock options                         -             -             714,110
                                                                  ----------    -----------    ----------
    Weighted-average common shares outstanding - Diluted         $13,229,559   $10,614,231    $ 8,862,263
                                                                  ==========    ==========     ==========

  Net income (loss) per share:

    Basic                                                        $      (.56)  $      (.61)   $       .42
                                                                  ==========    ==========     ==========
    Diluted                                                      $      (.56)  $      (.61)   $       .39
                                                                  ==========    ==========     ==========

5.  INVENTORIES

Inventories consist of the following:
                                                      December 31,
                                                      ------------
                                                  1999            1998
                                                  ----            ----

        Raw materials                        $  2,631,403    $  2,795,893
        Work-in-process                           461,250         194,289
        Finished goods                          4,411,605       5,454,651
                                               ----------      ----------
                                                7,504,258       8,444,833

        Less: reserve for obsolescence            380,511         430,510
                                               ----------      ----------
                                             $  7,123,747    $  8,014,323
                                               ==========      ==========

6.  PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment, net, consists of the following:

                                                         December 31,
                                                  -------------- -------------
                                                      1999           1998
                                                      ----           ----

         Leasehold improvements                   $    79,485    $    23,672
         Machinery and equipment                    4,008,014      3,283,572
                                                   ----------     ----------
                                                    4,087,499      3,307,244

         Less:  accumulated depreciation and
         amortization                               2,156,993      1,387,278
                                                   ----------     ----------

                                                  $ 1,930,506    $ 1,919,966
                                                   ==========     ==========

During 1998, the Company sold its primary operating facility in Long Island City, New York. The Company received approximately $2,200,000 in cash paid at the closing and $200,000 in cash in an escrow account (the "Escrow Funds"). The gain on the sale of the building was $1,864,767, which was included in rent and miscellaneous income in the accompanying consolidated statement of operations for the year ended December 31, 1998. The Escrow Funds are governed by an escrow agreement whereby the buyer can claim certain expenses, as defined. The Escrow Funds, which are included in other assets at December 31, 1999, will remain with the escrow agent until such time as certain conditions are met, as defined.

7.  OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

                                                         December 31,
                                                        --------------
                                                       1999           1998
                                                  -------------- -------------

         Accrued professional fees                 $   612,619    $   831,545
         Accrued interest expense                      145,273         62,097
         Accrued other                                 318,841        851,399
                                                    ----------     ----------
                                                   $ 1,076,733    $ 1,745,041
                                                    ==========     ==========

8.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                          December 31,
                                                  -------------- -------------
                                                      1999           1998
                                                      ----           ----

         Notes payable to sellers, net (a)         $  826,330    $ 1,167,111
         Bank note (b)                                464,279        473,400
                                                    ---------     ----------
                                                    1,290,609      1,640,511

         Less: current portion                        597,247        514,121
                                                    ---------     ----------
                                                   $  693,362    $ 1,126,390
                                                    =========     ==========

(a) As part of the aggregate purchase price of the Acquisition (Note 3), the Company issued $2,000,000 in non-interest bearing promissory notes (the "Promissory Notes") to the former shareholders of Lamar, of which $1,000,000 has been paid as of December 31, 1999. The Promissory Notes are recorded net of an unaccreted discount of $163,669 at December 31, 1999, which discount reflects a 10.5% effective interest rate. In accordance with the terms of the Acquisition, the remaining obligation is payable on each of the twenty-four and thirty six month anniversaries of the closing date.

(b) In connection with the Acquisition (Note 3), the Company assumed the outstanding obligations of Lamar which, at December 31, 1999, includes Israeli government-guaranteed loans in the amount of $464,279, bearing interest at 8.7% per annum. These loans are part of a $1,000,000 government-guaranteed credit facility approved for Lamar, which is subject to the implementation of an investment program in accordance with Israeli law. The approval associated with the investment program requires certain conditions to be met, as defined. In the event Lamar fails to meet the conditions, immediate repayment may be required. At December 31, 1999, management believes that Lamar was in compliance with those conditions.

Scheduled maturities of long-term debt are as follows:

        2000                                   $     597,247
        2001                                         668,063
        2002                                         151,953
        2003                                          20,488
        2004                                          16,527
                                                   ---------
                                                   1,454,278

        Less:   imputed interest on notes            163,669
                current portion                      597,247
                                                   ---------
        Total                                  $     693,362
                                                   =========

9.  CONVERTIBLE NOTES, net

On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes (the "Notes") due June 10, 2000. The Notes are convertible into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing prices of the common stock during the thirty trading days preceding any date of conversion, subject to a maximum conversion price of $16.125 per share. At the option of the Company, interest is payable in the form of cash or shares of common stock at the conversion price then in effect. The maximum number of shares issuable upon conversion is 2,100,000 shares, and if this maximum number of shares is issued, any remaining unconverted principal amount of the Notes will bear interest at 17% per annum. During 1998, $9,253,000 of the Notes, together with related accrued interest, were converted into 2,097,000 shares of the Company's common stock. At December 31, 1999, the remaining obligation from the Notes is recorded net of an unaccreted discount of $14,923.

10. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 22, 1999, the Company issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"), and a warrant covering 75,000 shares of the Company's common stock. Each of the 750 shares of Preferred Stock has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into common stock at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the common stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of the Company, be paid in cash.

The Preferred Stock becomes convertible into the Company's common stock according to a vesting schedule, with 12.5% of the shares having become convertible on October 17, 1999, 12.5% of the shares having become convertible on November 17, 1999, 12.5% of the shares having become convertible on December 17, 1999, and an additional 12.5% becoming convertible at the end of next five succeeding 30-day periods. The vesting schedule will lapse for conversions occurring at the Maximum Conversion Price and upon the occurrence of certain extraordinary events, as defined. Any unconverted Preferred Stock that remains outstanding on June 18, 2004 will automatically convert into the Company's common stock. The Company has reserved 2,450,000 of common stock for issuance upon conversion of the shares of the Preferred Stock.

Prior to June 22, 2000, the Company has the option to redeem any Preferred Stock presented for conversion if the conversion price is less than or equal to $4.725 per share, at a redemption price equal to 110% of the stated value plus any accrued dividends. Upon the announcement of a major transaction, as defined, the investor shall have the right to require the Company to redeem all or a portion of the investor's Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on the Company's control over such events, the investor may have the right to require the Company to a) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement, or b) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined.

During the six month period beginning March 14, 2000, the Company, subject to certain conditions, may exercise an option to sell to the investor up to an additional $7.5 million of its Preferred Stock, and warrants for up to an additional 75,000 shares of common stock. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

As of December 31, 1999, the Preferred Stock is recorded net of the unaccreted present value of the warrants of $312,923. Due to the redemption features discussed above, the Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet. Subsequent to December 31, 1999, 250 shares of the Preferred Stock, together with related accrued dividends, were converted into 371,909 shares of common stock (Note 16).

11. RETIREMENT PLAN

The Company has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. The Company's contributions, which serve to match a portion of participant contributions, were $153,360, $152,487 and $161,203 for the years ended December 31, 1999, 1998 and 1997, respectively.

12. INCOME TAXES

Income tax provision (benefit) consists of the following:

                                                                Year Ended December 31,
                                                                -----------------------
                                                        -------------- ------------- --------------
                                                              1999           1998          1997
      Federal:
        Current                                          $    -         $    -        $    -
        Deferred                                          (2,447,011)    (2,191,625)    1,213,411

      State and Local:
        Current                                              -              -             -
        Deferred                                            (359,855)      (322,298)      285,509
        Adjustment to valuation allowance related to
          net deferred tax assets                          2,806,866      2,513,923    (1,344,459)
                                                          ----------     ----------    -----------


                                                         $    -         $    -        $   154,461
                                                          ==========     ==========    ==========

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes is as follows:

                                                               Year Ended December 31,
                                                               -----------------------
                                                          ----------     ----------    ----------
                                                             1999          1998             1997

      Tax provision (benefit) at statutory rate                34%           34%              34%
      State and local taxes                                     5%            5%               8%
      Change in valuation allowance for net deferred
        tax assets                                            (39%)         (39%)            (38%)
                                                          ----------     ----------    ----------

                                                               -             -                 4%
                                                          ==========     ==========    ==========



The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 1999 and 1998, are as follows:

                                                       1999          1998
                                                       ----          ----

  Reserve for accrued expenses and trade credit   $   433,000   $   195,000
  Allowance for doubtful accounts                      79,000        79,000
  Depreciation                                        114,000        87,000
  Reserve for obsolescence                             98,000       168,000
  NOL carryforward                                  8,547,000     7,212,000
                                                   ----------    ----------
                                                    9,271,000     7,741,000
  Less: valuation allowance                        (7,464,385)   (5,934,385)
                                                   ----------    ----------
     Deferred tax asset, net                      $ 1,806,615   $ 1,806,615
                                                   ==========    ==========

At December 31, 1999, the Company had net operating loss and credit carryforwards of approximately $22,000,000 expiring in varying amounts beginning in 2006 through 2019. In 1997, management of the Company determined that, more likely than not, a portion of its previously reserved deferred tax assets would be realized and, accordingly, reduced the valuation allowance. The reduction in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for 1997, as well as in additional paid-in capital at December 31, 1997, for the portion of those deferred tax assets ($730,000) which are related to tax benefits associated with the exercise of stock options. The determination that the net deferred tax asset of $1,806,615 at December 31, 1999 and 1998 is realizable, is based on the Company's expectations of future earnings. Of the remaining fully reserved deferred tax asset of approximately $7.5 million, approximately $4.5 million relate to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statement of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized.

13. COMMITMENTS AND CONTINGENCIES

Line of Credit

On September 30, 1997, the Company entered into an $8,000,000 credit facility (the "Agreement") with a financial institution, consisting of a revolving loan based on eligible accounts receivable and inventory, as defined, with an interest rate of the prime rate plus .75% on any amounts outstanding. The Agreement was to mature on September 23, 1999 and renew on an annual basis unless terminated by either party, as provided in the Agreement. On September 23, 1999, this Agreement was renewed for one year. The facility is subject to normal banking terms and conditions, including financial covenant compliance. At December 31, 1999, there were no outstanding borrowings under the Agreement.

Leases

During the first quarter of 1998, the Company sold its primary operating facility in Long Island City, New York. The Company's new corporate headquarters is located in Melville, New York, where the Company leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The current lease is for approximately 40,000 square feet and expires in June 2008. Rent expense under this operating lease was approximately $507,000 and $145,000 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

      2000                                       $     635,552
      2001                                             617,663
      2002                                             618,558
      2003                                             631,812
      2004                                             605,683
      Thereafter                                       672,621

Legal Proceedings

On November 17, 1998, a complaint was filed against the Company in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of the Company's patents relating to certain active noise reduction technology. The Company does not currently derive significant sales or licensing revenue from this technology. The complaint requests a declaration that the two patents are invalid and unenforceable and that NCT's products do not infringe the patents. The complaint alleges that the Company has engaged in unfair competition by misrepresenting the scope of the two patents, tortuously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising certain of the Company's technology. The complaint seeks to enjoin the Company from engaging in these alleged activities and seeks compensatory damages of not less than $5,000,000, punitive damages of not less than $50,000,000 and plaintiffs' costs and attorneys' fees.

On December 30, 1998, the Company filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. The affirmative defenses include that NCT failed to allege fraud or inequitable conduct or misrepresentation with the particularity required by Rule 9(b) of the Federal Rules of Civil Procedure, that NCT failed to state claims upon which relief can be granted and that the statements made by the Company were true. The counterclaims allege that NCT has infringed the two patents, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition with respect to the Company's mark ANR READY. The counterclaims also allege that NCT's patent infringement has been and is willful. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. The Company also seeks exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses.

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

14. STOCK PLANS

In 1991, the Board of Directors of the Company (the "Board") adopted the 1991 Performance Equity Plan ("1991 Plan"), which was approved by the shareholders. The 1991 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. On April 1, 1997, the Board approved an increase in the number of shares available for grant under the 1991 Plan to 2,000,000 shares, which was subsequently approved by the shareholders of the Company. Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant.

          In 1998, the Board adopted the 1998 Stock Option Plan ("1998 Plan"), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 3,000,000 shares of the Company's common stock to be acquired by the holders of those awards. Similar to the 1991 Plan, the awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.

The Company accounts for stock-based awards granted to employees and directors under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted at market value (Note 2). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

                                                               Year Ended December 31,
                                                       -------------- ------------- -------------
                                                           1999           1998          1997
                                                           ----           ----          ----

    Net income (loss) attributable to
    common shareholders:                 As Reported    $(7,372,836)   $(6,445,955)  $ 3,414,396
                                         Pro Forma      (11,338,178)   (11,378,844)    1,526,874

    Basic net income (loss) per share:   As Reported           (.56)          (.61)         $.42
                                         Pro Forma             (.86)         (1.07)          .19

    Diluted net income (loss) per        As Reported           (.56)          (.61)         $.39
    share:
                                         Pro Forma             (.86)         (1.07)          .17

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Option activity during 1999, 1998 and 1997 is summarized as follows:

                                                           Year Ended December 31,
                                     ----------------------------------------------------------------------
                                              1999                   1998                    1997
                                     ---------------------   ---------------------  -----------------------
                                                  Weighted                Weighted               Weighted
                                                  Average                 Average                Average
                                                  Exercise                Exercise               Exercise
                                       Shares      Price       Shares      Price      Shares      Price
                                       ------     --------     ------     --------    ------     --------

Outstanding at beginning of period   3,082,500       9.06    1,824,750     $5.57     2,200,250    $3.41
  Granted                            1,345,000       5.42    1,637,000     11.73       720,000     6.97
  Exercised                            (32,500)      5.67     (351,000)     3.49      (932,750)    3.21
  Forfeited                            (65,000)     10.93         --         --          --         --
  Cancelled                            (30,000)      9.52      (28,250)     5.44      (162,750)     .68
                                    ----------               ---------               ---------

Outstanding at end of period         4,300,000       8.04    3,082,500      9.06     1,824,750     5.57
                                    ==========               =========               =========

Exercisable at end of period         1,439,750       7.34      753,500      5.45       625,500     4.68
                                    ==========               =========               =========

Weighted-average fair value of
  options granted                                   $4.14                  $9.55                  $5.38
                                                     ====                   ====                   ====

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          1999            1998           1997
                                                        --------       ---------        -------
          Expected life in years                           6               6.5             7.5
          Risk-free interest rates                         5.92%           5.32%           6.87%
          Volatility                                      77%             96%             74%
          Dividend yield                                   0%              0%              0%

The following table summarizes information about stock options outstanding at December 31, 1999:

                                          Options Outstanding                  Options Exercisable
                               -------------------------------------------   -------------------------
                                                 Weighted-      Weighted-                  Weighted-
                                                  Average        Average                    Average
                                  Number         Remaining       Exercise      Number       Exercise
  Range of Exercise Prices     Outstanding    Contractual Life    Price     Exercisable      Price
--------------------------     -----------    ----------------   --------   -----------    ----------

    $  0.68  to  $ 1.02            173,500            2.49       $   0.68       173,500      $  0.68
       1.03  to    3.51              --                --             --           --            --
       3.52  to    5.29             41,500            6.59       $   5.00        41,500      $  5.00
       5.30  to    7.94          2,291,500            8.26       $   5.70       659,000      $  5.64
       7.95  to   11.93            868,500            8.41       $   8.87       309,500      $  8.86
      11.94  to   17.91            925,000            8.29       $  14.54       256,250      $ 14.76
                                 ---------            ----          -----     ---------        -----
        .68  to   17.91          4,300,000            8.05       $   8.04     1,439,750      $  7.34
                                 =========            ====          =====     =========        =====

15. SEGMENT INFORMATION

          The Company follows the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments:
(i) Andrea Anti-Noise Products, (ii) military intercom products (Aircraft Communications Products), and (iii) Far-field Digital Audio Technology Products. The following represents selected consolidated financial information for the Company's segments for the years ended December 31, 1999, 1998 and 1997:

                                 Andrea Anti-        Aircraft       Far-field Digital
                                    Noise         Communications    Audio Technology
          Segment Data            Products           Products           Products            Total 1999
-------------------------       --------------    --------------    ------------------      ----------
   Net sales                      $ 13,310,138      $ 3,802,349      $    -               $ 17,112,487
   Income (loss) from
     operations                      1,312,588          591,502       (9,054,825)           (7,150,735)
   Depreciation                        274,058          123,503          486,165               883,726

                                 Andrea Anti-        Aircraft       Far-field Digital
                                    Noise         Communications    Audio Technology
          Segment Data            Products           Products           Products            Total 1998
-------------------------       --------------    --------------    ------------------      ----------

   Net sales                      $ 17,266,874      $ 4,037,696      $    -               $ 21,304,570
   Income (loss) from               (8,418,844)         524,900           -                 (7,893,944)
   operations
   Depreciation                      1,096,229           93,683           -                  1,189,912

                                 Andrea Anti-        Aircraft       Far-field Digital
                                    Noise         Communications    Audio Technology
          Segment Data            Products           Products           Products            Total 1997
-------------------------       --------------    --------------    ------------------       ----------

   Net sales                      $ 22,404,069      $ 4,025,735      $    -               $ 26,429,804
   Income from operations            2,968,647          523,346           -                  3,491,993
   Depreciation                        257,727           64,772           -                    322,499

Management of the Company assesses assets on a consolidated basis only, and the Company has not restated any other prior period information, as it would be impracticable. For the years ended December 31, 1999, 1998 and 1997, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:

                Geographic Data                1999            1998            1997
       ---------------------------         ------------    ------------   -------------
       Sales:
           United States                   $ 11,171,236    $ 14,720,470    $ 14,949,334
           Europe                             3,749,508       3,723,609       8,129,621
           Other foreign                      2,191,743       2,860,491       3,350,849
                                             ----------      ----------      ----------
                                           $ 17,112,487    $ 21,304,570    $ 26,429,804
                                             ==========      ==========      ==========

       Accounts receivable:
           United States                   $  1,975,971    $  3,264,958    $  2,749,591
           Europe                               529,052         898,428       1,400,144
           Other foreign                        265,680         704,396         418,698
                                             ----------      ----------      ----------
                                           $  2,770,703    $  4,867,782    $  4,568,433
                                             ==========      ==========      ==========

16. SUBSEQUENT EVENT - CONVERSION OF REDEEMABLE SECURITIES

In February 2000, 250 shares of Series B Redeemable Convertible Preferred Stock (Note 10) were converted into 371,909 shares of common stock at a conversion price of $6.91 per share. The pro forma effect of this transaction is as follows:

                                                                                            Pro Forma
                                                                          Actual           (Unaudited)
                                                                          ------           ------------
                                                                             December 31, 1999
                                                                    -----------------------------------
              Total current liabilities                              $   5,293,930       $   5,240,779
                                                                        ----------          ----------

              Total liabilities                                          6,001,769           5,948,618
                                                                        ----------          ----------

      Series B Redeemable Convertible Preferred Stock,
       750 and 500 shares issued and outstanding as of January 1,
       2000, respectively                                                7,187,077           4,791,385
                                                                        ----------          ----------


      Shareholders' Equity:
       Preferred stock                                                      -                   -
       Common stock, 13,242,538 and 13,614,447 shares issued and
       outstanding as of January 1, 2000, respectively                   6,621,269           6,807,224
       Additional paid-in-capital                                       42,990,641          45,253,529
       Accumulated deficit                                             (12,947,354)        (12,947,354)
                                                                        ----------          ----------

              Total shareholder's equity                                36,663,556          39,113,399
                                                                        ----------          ----------
              Total liabilities and shareholder's equity             $  49,853,402       $  49,853,402
                                                                        ==========          ==========

INDEX TO FINANCIAL STATEMENT SCHEDULE






Report of Independent Public Accountants on Schedule              S - 1

Schedule II - Valuation and Qualifying Accounts                   S - 2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE






To Andrea Electronics Corporation:


We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Andrea Electronics Corporation and subsidiaries included in this filing and have issued our report thereon dated January 31, 2000 (except with respect to the matter discussed in Note 16, as to which the date is March 1, 2000). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        ARTHUR ANDERSEN LLP




Melville, New York
January 31, 2000 (except with respect to the matter discussed in Note 16, as to which the date is March 1, 2000)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                                  Charged to     Charged to
                                    Balance at    Costs and        Other                      Balance at
            1999                    January 1      Expenses       Accounts     Deductions     December 31
-------------------------------     ----------    ----------     -----------   ----------     -----------
Allowance for doubtful accounts     $  202,521      $  -          $ -            $ -           $  202,521
                                       =======       ========      ========       ========      =========


              1998
-------------------------------
Allowance for doubtful accounts     $   52,521      $ 150,000     $ -            $-            $  202,521
                                       =======       ========      ========       ========      =========


              1997
-------------------------------

Allowance for doubtful accounts     $   52,521      $  -          $ -            $ -           $   52,521
                                       =======       ========      ========       ========      =========

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANDREA ELECTRONICS CORPORATION

                                             By:/s/ John N. Andrea
                                                -------------------------------
                                                Name:   John N. Andrea
Date: March 7, 2000                             Title:  Co-Chairman & Co-Chief
                                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Frank A.D. Andrea, Jr        Chairman Emeritus of the Board      March 7, 2000
---------------------------      and Director
    Frank A.D. Andrea, Jr.


/s/ John N. Andrea               Co-Chairman, Co-Chief Executive     March 7, 2000
---------------------------      Officer and Director
    John N. Andrea


/s/ Douglas J. Andrea            Co-Chairman, Co-Chief Executive     March 7, 2000
---------------------------      Officer and Director
    Douglas J. Andrea


/s/ Christopher P. Sauvigne      President and Chief Operating       March 7, 2000
---------------------------      Officer
    Christopher P. Sauvigne


/s/ Patrick D. Pilch             Senior Vice President, Director     March 7, 2000
---------------------------
    Patrick D. Pilch


/s/ Richard A. Maue              Senior Vice President,              March 7, 2000
---------------------------      Chief Financial and Chief
    Richard A. Maue              Accounting Officer


/s/ Christopher Dorney           Director                            March 7, 2000
---------------------------
    Christopher Dorney


/s/ Gary A. Jones                Director                            March 7, 2000
---------------------------
    Gary A. Jones


/s/ Scott Koondel                Director                            March 7, 2000
---------------------------
    Scott Koondel


/s/ Paul M. Morris               Director                            March 7, 2000
---------------------------
    Paul M. Morris


/s/ Jack Lahav                   Director                            March 7, 2000
---------------------------
    Jack Lahav


/s/ John Larkin                  Director                            March 7, 2000
---------------------------
    John Larkin

                                INDEX TO EXHIBITS

Exhibit
Number      Description

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

3.4 Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

3.5         Amended By-Laws of Registrant (incorporated by reference to
            Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

4.1 Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant's 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference To Exhibit 4.1 of the Registrant's Form S-3, No. 333-61115, filed August 10, 1998)

4.2 Securities Purchase Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.3 Registration Rights Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.4 Form of Warrant by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.5 Rights Agreement dated as of April 23, 1999 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series
            A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 7, 1999)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2 1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.3* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the three month period ended June 30, 1995)

10.4* License and Technical Support Agreement, dated as of October 3, 1995, by and between BellSouth Products, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1995)

10.5* Software License Bundling Agreement, dated as of March 29, 1996, by and between Voxware, Inc., and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the six month period ended June 30, 1996)

10.6 Employment Agreement, dated as of January 1, 1998, by and between John N. Andrea and the Registrant (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.7 Employment Agreement, dated as of January 1, 1998, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.8 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.9 Employment Agreement, dated as of November 20, 1998, by and between Christopher P. Sauvigne and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

10.10* Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.11 Revolving Loan and Security Agreement, dated as of September 23, 1997, by and between IBM Credit Corporation and the Registrant (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.12 Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement)(incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Current Report on Form 8-K filed May 8, 1998)

10.13* Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.14* Purchase Agreement, dated as of February 25, 1999, by and between the Company and Clarion Corporation of America (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.15* Source Code License Agreement, dated as of October 29, 1998, between the Company and Intel Corporation (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K for the year ended December 31, 1998)

21          Subsidiaries of Registrant

23          Consent of Independent Public Accountants

27          Financial Data Schedule

---------------------------

* Certain portions of this Agreement have been accorded confidential treatment.