Form 10-Q
period 2000-03-31
ANDREA ELECTRONICS CORP
filed 2000-05-15
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________


                         Commission file number 1-4324

                                   --------

                        ANDREA ELECTRONICS CORPORATION
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             New York                                 11-0482020
--------------------------------        -------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification no.)
 incorporation or organization)

45 Melville Park Road, Melville, New York                      11747
-----------------------------------------                 --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   631-719-1800
                                                    -----------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,814,572.

ITEM 1.   FINANCIAL STATEMENTS

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  March 31, 2000   December 31, 1999
                                                                                    (unaudited)         (audited)
                                                                                  --------------   -----------------

                                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $  8,093,314     $  9,153,148
     Accounts receivable, net of allowance for doubtful accounts of
     $202,521                                                                            2,737,273        2,770,703
     Inventories                                                                         7,089,365        7,123,747
     Prepaid expenses and other current assets                                             293,307          267,817
                                                                                      ------------     ------------

              Total current assets                                                      18,213,259       19,315,415

PROPERTY, PLANT AND EQUIPMENT, net                                                       1,848,314        1,930,506
DEFERRED INCOME TAXES                                                                    1,806,615        1,806,615
OTHER ASSETS                                                                             2,234,931        2,254,989
GOODWILL                                                                                24,085,929       24,545,877
                                                                                      ------------     ------------

              Total assets                                                            $ 48,189,048     $ 49,853,402
                                                                                      ============     ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                           $  1,663,678     $  2,134,873
     Current portion of long-term debt                                                     619,425          597,247
     Convertible notes, net                                                              1,492,539        1,485,077
     Other current liabilities                                                           1,065,688        1,076,733
                                                                                      ------------     ------------

              Total current liabilities                                                  4,841,330        5,293,930

LONG-TERM DEBT                                                                             706,298          693,362
OTHER LIABILITIES                                                                           14,477           14,477
                                                                                      ------------     ------------

              Total liabilities                                                          5,562,105        6,001,769
                                                                                      ------------     ------------

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; 500
     and 750 shares issued and outstanding, respectively                                 4,801,749        7,187,077
                                                                                      ------------     ------------

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized: 5,000,000 shares; none
         issued and outstanding                                                                 --               --
     Common stock, $.50 par value; authorized: 25,000,000 shares; issued
         and outstanding: 13,808,072 and 13,242,538 shares, respectively                 6,904,036        6,621,269
     Additional paid-in capital                                                         46,444,510       42,990,641
     Accumulated deficit                                                               (15,523,352)     (12,947,354)
                                                                                      ------------     ------------

              Total shareholders' equity                                                37,825,194       36,664,556
              Total liabilities and shareholders' equity                              $ 48,189,048     $ 49,853,402
                                                                                      ============     ============

                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                     For the Three Months Ended March 31,
                                                                     ------------------------------------
                                                                     2000                           1999
                                                                     ----                           ----
NET SALES                                                         $3,201,484                     $4,664,135

COST OF SALES                                                      2,399,175                      3,299,316
                                                                 -----------                    -----------

              Gross profit                                           802,309                      1,364,819

RESEARCH AND DEVELOPMENT EXPENSES                                  1,150,478                        774,838

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                       2,141,298                      2,282,444
                                                                 -----------                    -----------

              Loss from operations                                (2,489,467)                    (1,692,463)
                                                                 -----------                    -----------

OTHER INCOME (EXPENSE):
     Interest income                                                 106,838                         23,315
     Interest expense                                                (87,172)                       (75,800)
     Other                                                           (14,820)                             -
                                                                 -----------                    -----------
                                                                       4,846                        (52,485)
                                                                 -----------                    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                            (2,484,621)                    (1,744,948)

PROVISION FOR INCOME TAXES                                            -                               -
                                                                 -----------                    -----------

              Net loss                                           $(2,484,621)                   $(1,744,948)
                                                                 ===========                    ===========

PREFERRED STOCK DIVIDENDS                                             91,377                         -
                                                                 -----------                    -----------

              Net loss applicable to common shareholders
                                                                 $(2,575,998)                   $(1,744,948)
                                                                 ===========                    ===========

PER SHARE INFORMATION:

Net Loss Per Share:
     Basic                                                            $(.19)                         $(.13)
                                                                  ==========                     ==========
     Diluted                                                          $(.19)                         $(.13)
                                                                  ==========                     ==========

Shares used in computing net loss per share:

     Basic                                                        13,363,509                     13,210,038
                                                                  ==========                     ==========
     Diluted                                                      13,363,509                     13,210,038
                                                                  ==========                     ==========

                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                  Additional                            Total
                                              Shares            Common             Paid-In         Accumulated      Shareholders'
                                           Outstanding           Stock             Capital           Deficit            Equity
                                           -----------          ------            ----------       -----------      -------------
BALANCE, December 31, 1999                   13,242,538        $  6,621,269     $  42,990,641   $  (12,947,354)      $36,664,556
   Conversion of Series B Redeemable
     Convertible Preferred Stock, net
     of related costs                           371,909             185,955         2,231,447           -              2,417,402
   Exercise of stock options, net of
     related costs                              193,625              96,812         1,222,422           -              1,319,234
   Preferred stock dividends                    -                  -                  -               (91,377)           (91,377)
   Net (loss)                                   -                  -                  -            (2,484,621)        (2,484,621)
                                             ----------        ------------     -------------   --------------       -----------
BALANCE, March 31, 2000                      13,808,072           6,904,036        46,444,510     (15,523,352)        37,825,194
                                             ==========        ============     =============   ==============       ===========


                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         For the Three Months Ended March 31,
                                                                                         ------------------------------------
                                                                                          2000                          1999
                                                                                          ----                          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(2,484,621)                   $(1,744,948)
     Adjustments to reconcile net loss to net cash used in operating activities:
             Non-cash interest expense                                                   23,259                         69,293
             Depreciation and amortization                                              909,206                        751,416
             (Increase) Decrease in:
               Accounts receivable, net                                                  33,430                        966,293
               Inventories                                                               34,382                        305,548
               Prepaid expenses and other current assets                               (197,462)                        46,259
               Other assets                                                               1,207                       (204,113)
             Increase (Decrease) in:
               Trade accounts payable                                                  (471,195)                        39,353
               Other current and long term liabilities                                  (99,548)                      (511,820)
                                                                                    -----------                    -----------
                  Net cash used in operating activities                              (2,251,342)                      (282,719)
                                                                                    -----------                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (127,726)                      (450,803)
                                                                                    -----------                    -----------
                  Net cash used in investing activities                                (127,726)                      (450,803)
                                                                                    -----------                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock upon exercise of stock
       options, net of related costs                                                  1,319,234                             --
                                                                                    -----------                    -----------

                  Net cash provided by financing activities                           1,319,234                             --
                                                                                    -----------                    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (1,059,834)                      (733,522)
CASH AND CASH EQUIVALENTS, beginning of period                                        9,153,148                      5,437,423
                                                                                    -----------                    -----------
CASH AND CASH EQUIVALENTS, end of period                                             $8,093,314                     $4,703,901
                                                                                     ==========                     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
     Conversion of Series B Redeemable Convertible Preferred Stock and related
         accrued dividends into common stock                                         $2,417,402                   $       --
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

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2. Earnings Per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

     The following chart provides a reconciliation of information used in calculating the per share amounts:

                                                            For the Three Months Ended March 31,
                                                            ------------------------------------
                                                              2000                        1999
                                                              ----                        ----
     Numerator:
          Net loss                                       $(2,484,621)                $(1,744,948)
                                                         -----------                 -----------
          Preferred stock dividends                           91,377                          --
                                                         -----------                 -----------
            Net loss applicable to common
              shareholders                               $(2,575,998)                $(1,744,948)
                                                         ===========                 ===========
     Denominator:
          Weighted-average common shares outstanding      13,363,509                  13,210,038
          -- Basic
          Effect of dilutive employee stock options               --                          --
                                                         -----------                 -----------
          Weighted-average common shares outstanding
         -- Diluted                                       13,363,509                  13,210,038
                                                         ===========                 ===========
     Net loss per share:
          Basic                                                $(.19)                      $(.13)
                                                         ===========                 ===========
          Diluted                                              $(.19)                      $(.13)
                                                         ===========                 ===========


3. Comprehensive Income - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the three months ended March 31, 2000 and 1999, the Company's operations did not give rise to items includible in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

4. Derivative Instruments - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999 (subsequently amended by SFAS No. 137, to be effective for all fiscal years beginning after June 15, 2000) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While the Company operates in international markets, it does so presently without the use of derivative instruments.

5. Procurement Agreement - The Company has an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. For the three month period ending March 31, 2000, sales of the Company's products to IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for approximately 41% of the Company's total net sales.

6. Convertible Notes - On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes (the "Notes") due June 10, 2000. The Notes are convertible into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing prices of the common stock during the thirty trading days preceding any date of conversion, subject to a maximum conversion price of $16.125 per share. At the option of the Company, interest is payable in the form of cash or shares of common stock at the conversion price then in effect. The maximum number of shares issuable upon conversion is 2,100,000 shares, and if this maximum number of shares is issued, any remaining unconverted principal amount of the Notes will bear interest at 17% per annum. During 1998, $9,253,000 of the Notes, together with related accrued interest, was converted into 2,097,000 shares of the Company's common stock. At March 31, 2000, the remaining obligation from the Notes is recorded net of an unaccreted discount of $7,462.

7. Series B Redeemable Convertible Preferred Stock - On June 22, 1999, the Company issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"), and a warrant covering 75,000 shares of the Company's common stock. Each of the 750 shares of Preferred Stock has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into common stock at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the common stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of the Company, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

     The Preferred Stock becomes convertible into the Company's common stock according to a vesting schedule, with 12.5% of the shares becoming convertible at the end of each of the eight succeeding 30-day periods beginning on October 17, 1999. The vesting schedule will lapse for conversions occurring at the Maximum Conversion Price and upon the occurrence of certain extraordinary events, as defined. Any unconverted Preferred Stock that remains outstanding on June 18, 2004, will automatically convert into the Company's common stock. The Company has reserved 1,744,235 of common stock for issuance upon conversion of the shares of the Preferred Stock.

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

     On February 25, 2000, 250 shares of the Preferred Stock, together with related accrued dividends, were converted into 371,909 shares of common stock. As of March 31, 2000, the Preferred Stock is recorded net of the unaccreted present value of the warrants of $198,252. Due to the redemption features discussed above, the Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

8. Acquisition Of Business -On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by the Company for the Acquisition was approximately 1,800,000 shares of restricted common stock and $3,000,000 in cash and notes payable. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing, an additional one-third became transferable on the second anniversary and the last one-third becomes transferable on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $2,000,000 was paid through 1999, $500,000 was paid on May 5, 2000, and the remaining $500,000 is payable on May 5, 2001. The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The Acquisition was valued using an independent appraisal of the fair value of the consideration paid and the assets purchased, and resulted in goodwill of approximately $27.6 million, which is being amortized over 15 years. Goodwill at March 31, 2000 is approximately $24.1 million, which is net of approximately $3.5 million in accumulated amortization.

9. Segment Information - The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products, (ii) Aircraft Communications Products, and (iii) Far-field Digital Audio Technology Products. The following represents selected consolidated financial information for the Company's segments for the three months ended March 31, 2000, and 1999:

                                                                             Far-field
                                         Andrea            Aircraft        Digital Audio
                                        Anti-Noise      Communications       Technology
               Segment Data              Products          Products           Products      March 31, 2000
               ------------             ----------      --------------     -------------    --------------
     Net sales                         $2,415,737       $  604,700         $   181,047       $ 3,201,484
     Income (loss) from operations        119,205         (152,823)         (2,455,849)       (2,489,467)
     Depreciation                         100,015           47,464              70,587           218,066



                                                                             Far-field
                                         Andrea            Aircraft        Digital Audio
                                        Anti-Noise      Communications       Technology
               Segment Data              Products          Products           Products      March 31, 1999
               ------------             ----------      --------------     -------------    --------------
     Net sales                         $ 3,701,390      $  962,745         $      -          $ 4,664,135
     Income (loss) from operations      (1,817,620)        125,157                -           (1,692,463)
     Depreciation                          160,354          23,290                -              183,644

     For the three months ended March 31, 2000 and 1999, sales and accounts receivable by geographic area are as follows:

        Geographic Data                 March 31, 2000         March 31, 1999
        ---------------                 --------------         --------------

     Sales:
          United States                   $ 2,336,711            $  2,753,100
          Europe                              390,686               1,105,973
          Other foreign                       474,087                 805,062
                                          -----------            ------------
                                          $ 3,201,484            $  4,664,135
                                          ===========            ============
     Accounts receivable:
          United States                   $ 1,837,008            $  1,814,873
          Europe                              560,163                 834,090
          Other foreign                       340,102               1,252,526
                                          -----------            ------------
                                          $ 2,737,273            $  3,901,489
                                          ===========            ============

10. Legal Proceedings - As previously reported in "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on November 17, 1998 a complaint was filed against us in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of Andrea's patents, U.S. Patent No. 5,732,143 and U.S. Patent No. 5,825,897. These patents relate to certain active noise reduction technology that is particularly applicable to aircraft passenger headphones. Andrea does not currently derive any sales or licensing revenue from aircraft passenger headphones. The complaint requests a declaration that these two patents are invalid and unenforceable and that NCT's products do not infringe upon these two patents. The complaint alleges that Andrea has engaged in unfair competition by misrepresenting the scope of the two patents, tortiously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising Andrea's ANR products. The complaint seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees. On December 30, 1998, we filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Our counterclaims allege that NCT has infringed U.S. Patents Nos. 5,732,143 and 5,825,897, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition. The counterclaims also allege that NCT's patent infringement has been and is willful. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. We are also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. During the second half of 1999, both NCT and Andrea submitted briefs to the Court on whether to have an early hearing on the meaning of the claims in the two Andrea patents. This type of hearing is called a "Markman Hearing." We anticipate that the Court will issue a decision on this question by the middle of 2000, but we cannot assure this. We and NCT are proceeding with discovery, including document production and depositions. If this suit is ultimately resolved in favor of NCT, we could be materially adversely effected. We believe, however, that NCT's allegations are without merit and we intend to vigorously defend Andrea and to assert against NCT the claims described above.

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

Examples of the applications and interfaces for which Andrea Anti-Noise Products and Andrea digital signal processing ("DSP") Microphone and Software Products provide benefits include: Internet and other computer-based speech; telephony communications; telematics; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; military and commercial aircraft communications; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devices, military and commercial aircraft systems, cellular and other wireless communication devices and automotive communication systems. High quality audio communication technologies will also be required for emerging "far-field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

Our strategy is to maintain and extend our market position with our Andrea Anti-Noise Products; broaden our Andrea Anti-Noise Product lines and Andrea DSP Microphone and Software Product lines through internal research and development and, from time to time, strategic acquisitions; design our products to satisfy specific end-user requirements identified by our collaborative partners; and outsource manufacturing of certain products in order to achieve economies of scale. An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with OEMs, software publishers, and distributors and retailers actively engaged in the various markets in which our products have application. Under some of these arrangements, we supply our products for sale by our collaborative partners. Under others, the collaborative partners supply us with software that we include with our products. In addition, we have been increasing our own direct marketing efforts.

The success of our strategy will depend on our ability to, among other things, increase sales of our line of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, contain costs, manage growth, introduce additional Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, maintain the competitiveness of our technologies through successful research and development, and achieve widespread adoption of our products and technologies.

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

We outsource the assembly of most of our Andrea Anti-Noise Products from purchased components, and we are currently assembling our Andrea DSP Microphone and Software Products from purchased components at our New York and Israeli facilities. We manufacture our Aircraft Communications Products at our New York facility.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2000 (the "2000 First Quarter") compared to the three months ended March 31, 1999 (the "1999 First Quarter") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

o Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

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

o We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2000 First Quarter were approximately $3.2 million compared to approximately $4.7 million in the 1999 First Quarter. For the 2000 First Quarter, we had a net loss of approximately $2.5 million versus a net loss of $1.7 million for the 1999 First Quarter.

o While we are examining opportunities for further cost-reduction, production efficiencies and diversification of our business, we may continue to accumulate losses and the market price of our common stock could decline. In order to remain competitive, we intend to continue to incur substantial research and development, marketing and general and administrative expenses. These expenses may not be necessarily or easily reduced if sales revenue is below expectations and, therefore, net income or loss may be disproportionately affected by any reduction in sales revenue. Accordingly, we believe that period-to-period comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance.

o Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 25,000,000 shares of common stock presently authorized, 13,814,572 were outstanding as of May 10, 2000. This does not include (i) 4,651,125 shares of our common stock reserved for issuance upon exercise of outstanding options granted under our 1991 Performance Equity Plan and 1998 Stock Plan and shares of our common stock reserved for further option grants under the 1991 Performance Equity Plan and 1998 Stock Plan and (ii) 1,744,235 shares of common stock reserved for issuance upon conversion of the Series B Convertible Preferred Stock and exercise of the related warrant. To the extent that Series B Convertible Preferred Stock is converted, the related warrant is exercised, such options are exercised or we issue additional shares of capital stock, the ownership interests of holders of common stock would be diluted.

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

o Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. We cannot assure that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

o We have entered into several collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products. Under these collaborative arrangements, our products are or will be sold to end users through inclusion of the products of our collaborators. The revenue derived by us from these arrangements will be based in large part upon the sale of our collaborator's products. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators in marketing existing products and new products under development with which to include our products and technologies. We cannot assure that any product of any of our collaborators incorporating our products and technologies will be marketed successfully. Our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies. Furthermore, our collaborators may develop their own microphone or earphone products or technologies that compete with our products and technologies. We cannot assure that these collaborators will not replace our products or technologies with, or give higher priority to, the sales of these competitive products or technologies. We have also established direct arrangements with large electronic and computer retail chains in the United States, as well as with certain distributors in Europe and the Americas. We cannot assure that any of these channels will devote sufficient resources to support the sale of our products. We are also currently discussing additional arrangements with other software companies, several major automotive companies, several major personal computer companies, consumer electronic manufacturers, and electronic and computer retailers. We cannot assure that any of these discussions will result in any definitive agreements. We are substantially dependent on our product procurement relationship with IBM. During the 2000 First Quarter, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 41% of our net sales. While we are a party to a procurement agreement with IBM covering the purchase by IBM of certain of our Andrea Anti-Noise microphone and earphone products for inclusion with certain of IBM's personal computer products, IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors. Our failure to maintain sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products to IBM would have a material adverse effect on our business, results of operations and financial condition.

o We conduct assembly operations at our facilities in New York and Israel and through subcontractors. During initial production runs of Andrea Anti-Noise Products, we perform assembly operations at our New York facility from purchased components. As sales of any particular Andrea Anti-Noise Product increase, assembly operations are primarily transferred to a subcontractor in Asia. Any failure on the part of this subcontractor to meet our production and shipment schedules could have a material adverse effect on our business, results of operations and financial condition.

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

o We rely on a combination of patents, patent applications, trade secrets, copyrights, trademarks, nondisclosure agreements with our employees, licensees and potential licensees, limited access to and dissemination of our proprietary information, and other measures to protect our intellectual property and proprietary rights. We cannot assure, however, that the steps we have taken to protect our intellectual property will prevent its misappropriation or circumvention.

o We have been granted 18 patents in the United States covering our Andrea Anti-Noise and Andrea DSP Microphone and Software Products, and we have other U.S. and non-U.S. patent applications currently pending. We cannot assure that patents will be issued with respect to these applications or any patent applications filed by us in the future.

o Our performance is substantially dependent on the performance of our executive officers and key employees. We are dependent on our ability to retain and motivate high quality personnel, especially management and product and technology development teams. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success also depends on our continuing ability to attract and retain additional highly qualified technical personnel. Competition for qualified personnel is intense and we cannot assure that we will be able to attract, assimilate or retain qualified personnel in the future. Our inability to attract and retain the necessary technical and other personnel could have a material adverse effect on our business, results of operations and financial condition.

Results Of Operations

   Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31, 1999

Sales
-----

Sales for the 2000 First Quarter were $3,201,484, a decrease of 31% from sales of $4,664,135 for the 1999 First Quarter. The decrease in sales for the 2000 First Quarter reflects an approximate 35% decrease in sales of Andrea Anti-Noise Products to $2,415,737, or 75% of total sales, and an approximate 37% decrease in sales of our Aircraft Communications Products, to $604,700, or 19% of total sales, these decreases being offset by initial sales of Far-field Digital Audio Technology Products of $181,047, or 6% of total sales. The decreases in sales are due to 1) lower volumes and lower price/lower margin sales of PC headsets to the Company's original equipment manufacturer (OEM) customers, and 2) a decrease in unit sales of higher-margin Aircraft Communications Products during the 2000 First Quarter. For the 2000 First Quarter, sales of our computer headsets IBM and certain of its affiliates, distributors, licensees and integrators accounted for approximately 41% of our total sales; and sales of computer headsets to Radio Shack and certain of its affiliates and distributors accounted for approximately 15% of our total sales.

Cost of Sales
-------------

Cost of sales as a percentage of sales for the 2000 First Quarter increased to 75% from 71% for the 1999 First Quarter. This increase in cost of sales percentage is primarily a result of the decreases in unit production and sales, as described above, over which to spread the Company's pool of fixed overhead costs.

Research and Development
------------------------

Research and development expenses for the 2000 First Quarter increased 48% to $1,150,478 from $774,838 for the 1999 First Quarter. This increase is due to the Company's continuing efforts to develop its Far-field Digital Audio Technologies, coupled with, to a lesser extent, efforts in Aircraft Communication product technologies and Andrea Anti-Noise Product technologies. Specifically, Far-field Digital Audio Technology efforts were $916,509, or 80% of total research and development expenses, Aircraft Communications technology efforts were $152,914, or 13% of total research and development expenses and Andrea Anti-Noise Product efforts were $81,055, or 7% of total research and development expenses. With respect to Far-field Digital Audio Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. Correspondingly, the activities of Lamar accounted for approximately 18% of the total research and development expenses during the 2000 First Quarter. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other industries, including the consumer electronics and professional audio markets, among others. With respect to Aircraft Communication technologies, research efforts are primarily focused on developing intercom systems that are capable of accepting the Company's digital audio software technologies. The Company anticipates continued significant increases in research and development expenses as the year progresses, with particular emphasis on Far-field Digital Audio Technologies.

General, Administrative and Selling Expenses
--------------------------------------------

General, administrative and selling expenses decreased approximately 6% to $2,141,298 for the 2000 First Quarter from $2,282,444 for the 1999 First Quarter. The high level of general, administrative and selling expenses, primarily attributable to the Far-field Digital Audio Technology product line, reflects significant business development expenses relating to existing and prospective collaborative arrangements with OEMs, software publishers and developers. The Company also incurs significant promotional, marketing and sales expenses to promote product awareness and acceptance of the Far-field Digital Audio Technology product line. In addition, included in general, administrative and selling expenses in the 2000 First Quarter and 1999 First Quarter is goodwill amortization expense of $459,948.

Other Income (Expense)
----------------------

Other income for the 2000 First Quarter was $4,846 compared to other expense of $52,485 for the 1999 First Quarter. This change was due to interest earned on higher cash balances resulting from the sale of the Company's Series B Redeemable Convertible Preferred Stock.

Provision for Income Taxes
--------------------------

The Company did not record income tax expense for the 2000 First Quarter in light of the net loss recorded for the period. Furthermore, the realization of a portion of the Company's reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis.

Net Income (Loss)
-----------------

Net loss for the 2000 First Quarter was $2,484,621 compared to a net loss of $1,744,948 for the 1999 First Quarter. The net loss for the 2000 First Quarter principally reflects the factors described above.

Liquidity And Capital Resources

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions. At March 31, 2000, we had cash and cash equivalents of $8,093,314 compared with $4,703,901 at March 31, 1999. The balance of cash and cash equivalents at March 31, 2000 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"), and from the Company's June 1998 private placement of $10.75 million aggregate principal amount of 6% Convertible Notes ("Notes"). All but $1.5 million of the Notes have been converted to common stock, with the remaining outstanding principal amount convertible into 3,000 shares of common stock, which amount is recorded as a current liability, net of an unaccreted discount of $7,461 in the accompanying consolidated balance sheet as of March 31, 2000. Furthermore, on February 25, 2000, 250 shares of the Preferred Stock were converted into 371,909 shares of common stock at a conversion price of $6.91 per share. The Company is using the net proceeds from the issuance of the Preferred Stock and Notes for costs associated with technology development, tooling costs, creating and maintaining strategic alliances, payment of certain debt obligations and general working capital requirements.

In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, and $500,000 was paid on each of the six, twelve and twenty-four month anniversaries of the closing date, with the remainder payable on the thirty-six month anniversary of the closing. The $500,000 in additional cash consideration remaining, due on the thirty-six month anniversary of the closing, is recorded as long-term debt on the accompanying consolidated balance sheet.

Working capital at March 31, 2000, was $13,371,929 compared to $14,021,485 at December 31, 1999. The decrease in working capital reflects decreases in total current assets and total current liabilities of $1,102,156 and $452,600, respectively. The decrease in total current assets reflects a decrease in cash of $1,059,834, a decrease in accounts receivable of $33,430, and a decrease in inventory of $34,382, partially offset by an increase in prepaid expenses and other current assets of $25,490. The decrease in current liabilities reflects a decrease in trade accounts payable of $471,495, and a decrease in other current liabilities of $11,045, partially offset by increases in the current portion of long term debt and convertible debentures of $22,178 and $7,462, respectively.

The decrease in cash from December 31, 1999 to the period ending March 31, 2000 of $1,059,834 reflects $2,251,342 of net cash used in operating activities, $127,726 of net cash used in investing activities and $1,319,234 of net cash provided by financing activities.

The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $2,484,621 net loss for the 2000 First Quarter, a $197,462 increase in prepaid and other current assets, a $471,195 decrease in accounts payable and a $99,548 decrease in other current and long term liabilities, partially offset by a $33,430 decrease in accounts receivable, a $34,382 decrease in inventory and a $1,207 decrease in other assets. The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, as well as increases in other service costs related to the remainder of 2000. The decrease in accounts payable and other current and long term liabilities as well as the decrease in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Company's various product lines. The decrease in other current and long term liabilities is also partially attributable to a decrease in accrued interest expense associated with the partial conversion of the Series B Redeemable Convertible Preferred stock on February 25, 2000.

The cash used in investing activities is primarily attributable to investments in the Company's existing information systems, as well as, to a lesser extent, capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-Noise Products.

The net cash provided by financing activities reflects exercises of employee stock options.

Demand for the Company's products and technologies has required the Company to raise additional working capital to support operations. In addition, the acquisition of Lamar will require the Company to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. In June 1998, the Company raised $10 million through the issuance and sale of the Notes. In June 1999, the Company raised $7.5 million through the issuance and sale of Preferred Stock. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined. At March 31, 2000, there were no outstanding amounts under the revolving credit agreement. We believe that our current levels of cash, as well as our access to financing sources, provide sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. Notwithstanding the significance of sales of Andrea Anti-Noise Products as a percentage of our total sales during the 2000 First Quarter, we cannot assure that demand will continue for these products or any of our other products, including future products related to our Andrea Microphone Array Products and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal source of financing activities includes debt under a revolving credit facility that provides for interest at a spread above the prime rate, as well as the issuance of convertible debt and convertible preferred stock with financial institutions. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable in cash by us under the revolving credit facility, as well as the amount payable in stock by us under convertible debt and convertible preferred stock. A significant rise in interest rates could materially adversely affect our financial condition and results of operations. At March 31, 2000, there were no outstanding borrowings under our credit facility, and approximately $1.5 million of remaining unconverted debt and $5 million of unconverted redeemable preferred stock. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit Number               Description
     --------------               -----------

          10.1 Employment Agreement, between the Company and John N. Andrea, dated as of April 12, 2000.

          10.2 Employment Agreement, between the Company and Doug J. Andrea, dated as of April 12, 2000.

          10.3 Employment Agreement, between the Company and Richard A. Maue, dated as of April 12, 2000.

          27                Financial Data Schedule

(b)  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION


/s/ Christopher P. Sauvigne         President and Chief Operating Officer          May 15, 2000
-------------------------------
  Christopher P. Sauvigne

/s/ Richard A. Maue                 Senior Vice President, Chief                   May 15, 2000
-------------------------------
  Richard A. Maue                   Financial Officer, and Secretary
