Form 10-Q
period 2000-06-30
ANDREA ELECTRONICS CORP
filed 2000-08-14
CIK 6494

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________


                         Commission file number 1-4324

                                   --------

                        ANDREA ELECTRONICS CORPORATION
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                                  11-0482020
--------------------------------        ----------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
 incorporation or organization)

45 Melville Park Road, Melville, New York                     11747
-----------------------------------------              ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         631-719-1800
                                                       ---------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X     No
                                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,829,572.

ITEM 1.   FINANCIAL STATEMENTS

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2000            December 31, 1999
                                                                      -----------------------     ----------------------
                                                                            (unaudited)                 (audited)

                             ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                              $  4,048,927                $  9,153,148
     Accounts receivable, net of allowance for doubtful
     accounts of $202,521                                                      2,880,542                   2,770,703
     Inventories                                                               7,303,320                   7,123,747
     Prepaid expenses and other current assets                                   211,847                     267,817
                                                                         ---------------             ---------------

              Total current assets                                            14,444,636                  19,315,415

PROPERTY, PLANT AND EQUIPMENT, net                                             1,670,131                   1,930,506
DEFERRED INCOME TAXES                                                          1,806,615                   1,806,615
OTHER ASSETS                                                                   2,216,521                   2,254,989
GOODWILL                                                                      23,625,982                  24,545,877
                                                                         ---------------             ---------------

              Total assets                                                  $ 43,763,885                $ 49,853,402
                                                                         ===============             ===============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                 $  1,840,655                $  2,134,873
     Current portion of long-term debt                                           592,830                     597,247
     Convertible notes, net                                                            -                   1,485,077
     Other current liabilities                                                   909,567                   1,076,733
                                                                         ---------------             ---------------

              Total current liabilities                                        3,343,052                   5,293,930

LONG-TERM DEBT                                                                   282,447                     693,362
OTHER LIABILITIES                                                                 -                           14,477
                                                                         ---------------             ---------------

              Total liabilities                                                3,625,499                   6,001,769

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net,
  $.01 par value; 500 and 750 shares issued and outstanding,
  respectively                                                                4,811,603                   7,187,077
                                                                         ---------------             ---------------

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized: 5,000,000
         shares; none issued and outstanding                                           -                           -
     Common stock, $.50 par value; authorized: 25,000,000
         shares; issued and outstanding: 13,829,572 and
         13,242,538 shares, respectively                                       6,914,786                   6,621,269
     Additional paid-in capital                                               46,471,772                  42,990,641
     Accumulated deficit                                                     (18,059,775)                (12,947,354)
                                                                         ---------------             ---------------

              Total shareholders' equity                                      35,326,783                  36,664,556
                                                                         ---------------             ---------------
              Total liabilities and shareholders' equity                    $ 43,763,885                $ 49,853,402
                                                                         ===============             ===============

                See Notes to Consolidated Financial Statements


                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                       For the Three Months Ended                   For the Six Months Ended
                                                                June 30,                                    June 30,
                                                 ---------------------------------------     --------------------------------------
                                                      2000                  1999                  2000                  1999
                                                  ------------           -----------           -----------           -----------
NET SALES                                           $3,181,268            $4,324,079            $6,382,752            $8,988,214

COST OF SALES                                        2,366,353             2,992,074             4,765,528             6,291,390
                                                  ------------           -----------           -----------           -----------

              Gross profit                             814,915             1,332,005             1,617,224             2,696,824

RESEARCH AND DEVELOPMENT EXPENSES                    1,089,194               829,899             2,239,672             1,604,737

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES         2,253,357             2,244,036             4,394,655             4,526,480
                                                  ------------           -----------           -----------           -----------
              Loss from operations                  (2,527,636)           (1,741,930)           (5,017,103)           (3,434,393)
                                                  ------------           -----------           -----------           -----------

OTHER INCOME (EXPENSE):
     Interest income                                   116,554                50,435               223,392                73,750
     Interest expense                                  (64,931)              (66,537)             (152,103)             (142,337)
     Other                                                -                     -                  (14,820)                 -
                                                  ------------           -----------           -----------           -----------
                                                        51,623               (16,102)               56,469               (68,587)
                                                  ------------           -----------           -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES              (2,476,013)           (1,758,032)           (4,960,634)           (3,502,980)

PROVISION FOR INCOME TAXES                                -                     -                     -                     -
                                                  ------------           -----------           -----------           -----------
              Net loss                             $(2,476,013)          $(1,758,032)          $(4,960,634)          $(3,502,980)
                                                  ============           ============          ===========           ===========

PREFERRED STOCK DIVIDENDS                               60,410                 8,525               151,787                 8,525
                                                  ------------           -----------           -----------           -----------
              Net loss applicable to common
                shareholders                       $(2,536,423)          $(1,766,557)          $(5,112,421)          $(3,511,505)
                                                  ============          ============          ============          ============

PER SHARE INFORMATION:

Net Loss Per Share:
     Basic                                               $(.18)                $(.13)                $(.37)                $(.27)
                                                  ============          ============          ============          ============
     Diluted                                             $(.18)                $(.13)                $(.37)                $(.27)
                                                  ============          ============          ============          ============

Shares used in computing net loss per share:
     Basic                                          13,821,885            13,229,324            13,635,237            13,219,734
                                                  ============          ============          ============          ============
     Diluted                                        13,821,885            13,229,324            13,635,237            13,219,734
                                                  ============          ============          ============          ============

                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)


                                                                                  Additional                              Total
                                              Shares              Common            Paid-In         Accumulated       Shareholders'
                                           Outstanding            Stock             Capital           Deficit            Equity
                                           -------------      ------------      -------------      -------------      -------------
BALANCE, December 31, 1999                   13,242,538       $  6,621,269      $  42,990,641      $(12,947,354)       $36,664,556
 Conversion of Series B Redeemable
   Convertible Preferred Stock, net
   of related costs                             371,909            185,955          2,231,447              -             2,417,402
 Exercise of stock options, net of
   related costs                                215,125            107,562          1,249,684              -             1,357,246
 Preferred stock dividends                         -                 -                   -             (151,787)          (151,787)
 Net loss                                          -                 -                   -           (4,960,634)        (4,960,634)
                                           -------------      ------------      -------------      -------------      -------------
BALANCE, June 30, 2000                       13,829,572       $  6,914,786      $  46,471,772      $(18,059,775)       $35,326,783
                                           =============      ============      =============      =============       ============

                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          For the Six Months Ended June 30,
                                                                                       -------------------------------------------
                                                                                           2000                           1999
                                                                                       ------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(4,960,634)                   $(3,502,980)
     Adjustments to reconcile net loss to net cash used in operating activities:
             Non-cash interest expense                                                      39,964                        143,535
             Depreciation and amortization                                               1,815,117                      1,563,925
             (Increase) Decrease in:
               Accounts receivable, net                                                   (109,839)                       885,770
               Inventories                                                                (179,573)                       527,992
               Prepaid expenses and other current assets                                  (284,189)                        59,218
               Other assets                                                                    766                       (313,450)
             Decrease in:
               Trade accounts payable                                                     (294,218)                      (557,220)
               Other current and long term liabilities                                    (311,379)                      (282,115)
                                                                                       ------------                   ------------
                  Net cash used in operating activities                                 (4,283,985)                    (1,475,325)
                                                                                       ------------                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                             (174,876)                      (579,792)
                                                                                       ------------                   ------------
                  Net cash used in investing activities                                   (174,876)                      (579,792)
                                                                                       ------------                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net from proceeds from Series B Redeemable Convertible Preferred
       Stock                                                                                  -                         7,456,830
   Payments of debt obligations                                                           (517,529)                      (535,130)
   Payment of convertible notes                                                         (1,485,077)                          -
   Proceeds from issuance of common stock upon exercise of stock
       options, net of related costs                                                     1,357,246                        121,564
                                                                                       ------------                   ------------
                  Net cash (used in) provided by financing activities                     (645,360)                     7,043,264
                                                                                       ------------                   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (5,104,221)                     4,988,147
                                                                                       ============                   ============
CASH AND CASH EQUIVALENTS, beginning of period                                           9,153,148                      5,437,423
                                                                                       ------------                   ------------
CASH AND CASH EQUIVALENTS, end of period                                                $4,048,927                    $10,425,570
                                                                                       ============                   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:

     Conversion of Series B Redeemable Convertible Preferred Stock
         and related accrued dividends into common stock                               $ 2,417,402                    $       -
                                                                                       ============                   ============
     Issuance of warrants in connection with Series B Redeemable
         Convertible Preferred Stock                                                   $      -                       $   348,457
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

     The following chart provides a reconciliation of information used in calculating the per share amounts:


                                            For the Three Months Ended June 30,       For the Six Months Ended June 30,
                                            -----------------------------------     ------------------------------------
                                                 2000                 1999               2000                  1999
                                            ---------------     ---------------     --------------       ---------------
     Numerator:
          Net loss                              $(2,476,013)        $(1,758,032)       $(4,960,634)         $(3,502,980)
          Preferred stock dividends                  60,410               8,525            151,787                8,525
                                            ---------------     ---------------     --------------       ---------------
            Net loss applicable to
              common shareholders               $(2,536,423)        $(1,766,557)       $(5,112,421)         $(3,511,505)
                                            ===============     ===============     ==============       ===============
     Denominator:
          Weighted-average common
          shares outstanding -- Basic            13,821,885          13,229,324         13,635,237           13,219,734
          Effect of dilutive employee
          stock options                             -                      -                  -                    -
                                            ---------------     ---------------     --------------       ---------------
          Weighted-average common
          shares outstanding -- Diluted          13,821,885          13,229,324         13,635,237           13,219,734
                                            ===============     ===============     ==============       ===============
     Net loss per share:
          Basic                                       $(.18)              $(.13)             $(.37)               $(.27)
                                            ===============     ===============     ==============       ===============
          Diluted                                     $(.18)              $(.13)             $(.37)               $(.27)
                                            ===============     ===============     ==============       ===============

3. Comprehensive Income - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the six months ended June 30, 2000 and 1999, the Company's operations did not give rise to items includible in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

4. Derivative Instruments - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999 (subsequently amended by SFAS No. 137 and SFAS No.138, to be effective for all fiscal years beginning after June 15, 2000) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While the Company operates in international markets, it does so presently without the use of derivative instruments.

5. Procurement Agreement - The Company has an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. For the six-month period ending June 30, 2000, sales of the Company's products to IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for approximately 40% of the Company's total net sales.

6. Convertible Notes - On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes (the "Notes") due June 10, 2000. The remaining obligation from these notes was paid in cash on June 9, 2000.

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

     As of June 30, 2000, the remaining outstanding Preferred Stock is convertible into the Company's common stock. Any unconverted Preferred Stock that remains outstanding on June 18, 2004, will automatically convert into the Company's common stock. The Company has reserved 1,744,235 of common stock for issuance upon conversion of the shares of the Preferred Stock.

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

     During the six-month period beginning March 14, 2000, the Company, subject to certain conditions, may exercise an option to sell to the investor up to an additional $7.5 million of its Preferred Stock, and warrants for up to an additional 75,000 shares of common stock.

     On February 25, 2000, 250 shares of the Preferred Stock, together with related accrued dividends, were converted into 371,909 shares of common stock. As of June 30, 2000, the Preferred Stock is recorded net of the unaccreted present value of the warrants of $188,397. Due to the redemption features discussed above, the Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

8. Acquisition Of Business -On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by the Company for the Acquisition was approximately 1,800,000 shares of restricted common stock and $3,000,000 in cash and notes payable. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing, an additional one-third became transferable on the second anniversary and the last one-third becomes transferable on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $2,000,000 was paid through 1999, $500,000 was paid on May 5, 2000, and the remaining $500,000 is payable on May 5, 2001. The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The Acquisition was valued using an independent appraisal of the fair value of the consideration paid and the assets purchased, and resulted in goodwill of approximately $27.6 million, which is being amortized over 15 years. Goodwill at June 30, 2000 is approximately $23.6 million, which is net of approximately $4.0 million in accumulated amortization.

9. Segment Information - The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products, (ii) Aircraft Communications Products, and (iii) Far-field Digital Audio Technology Products. The following represents selected consolidated financial information for the Company's segments for the three months ended June 30, 2000, and 1999:


                                                                                   Far-field
                                                                 Aircraft        Digital Audio
                                       Andrea Anti-Noise      Communications       Technology
            Segment Data                    Products             Products           Products       June 30, 2000
     -----------------------------     -----------------      --------------     -------------     -------------
     Net sales                           $ 2,424,542            $  638,453         $   118,273      $ 3,181,268
     Income (loss) from operations           107,696              (169,896)         (2,465,436)      (2,527,636)
     Depreciation                             98,242                46,983              82,109          227,334


                                                                                   Far-field
                                                                 Aircraft        Digital Audio
                                       Andrea Anti-Noise      Communications       Technology
            Segment Data                    Products             Products           Products       June 30, 1999
     -----------------------------     -----------------      --------------     -------------     -------------
     Net sales                            $ 3,258,125           $1,065,954       $     -            $ 4,324,079
     Income (loss) from operations         (1,930,222)             188,292             -             (1,741,930)
     Depreciation                             172,715               25,048             -                197,763



     For the six months ended June 30, 2000 and 1999, sales and accounts receivable by geographic area are as follows:

          Geographic Data              June 30, 2000           June 30, 1999
     -----------------------          ---------------         ---------------
     Sales:

            United States             $     1,905,804         $     2,619,361
            Europe                            350,817                 470,282
            Other foreign                     924,647               1,234,436
                                      ---------------         ---------------
                                      $     3,181,268         $     4,324,079
                                      ===============         ===============

     Accounts receivable:
            United States             $     2,069,383         $     3,102,367
            Europe                            434,375                 486,034
            Other foreign                     376,784                 393,611
                                      ---------------         ---------------
                                      $     2,880,542         $     3,982,012
                                      ===============         ===============

10. Legal Proceedings - As previously reported in "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on November 17, 1998 a complaint was filed against us in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of Andrea's patents, U.S. Patent No. 5,732,143 and U.S. Patent No. 5,825,897. These patents relate to certain active noise reduction technology that is particularly applicable to aircraft passenger headphones. Andrea does not currently derive any sales or licensing revenue from aircraft passenger headphones. The complaint requests a declaration that these two patents are invalid and unenforceable and that NCT's products do not infringe upon these two patents. The complaint alleges that Andrea has engaged in unfair competition by misrepresenting the scope of the two patents, tortiously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising Andrea's ANR products. The complaint seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees. On December 30, 1998, we filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Our counterclaims allege that NCT has infringed U.S. Patents Nos. 5,732,143 and 5,825,897, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition. The counterclaims also allege that NCT's patent infringement has been and is willful. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. We are also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. During the second half of 1999, both NCT and Andrea submitted briefs to the Court on whether to have an early hearing on the meaning of the claims in the two Andrea patents. This type of hearing is called a "Markman Hearing." We are unable to anticipate when the Court will issue a decision on this question. We and NCT are proceeding with discovery, including document production and depositions. If this suit is ultimately resolved in favor of NCT, we could be materially adversely effected. We believe, however, that NCT's allegations are without merit and we intend to vigorously defend Andrea and to assert against NCT the claims described above.

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

The success of our strategy will depend on our ability to, among other things, increase sales of our line of existing Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, contain costs, manage growth, introduce additional Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, maintain the competitiveness of our technologies through successful research and development, and achieve widespread adoption of our products and technologies.

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

We outsource the assembly of most of our Andrea Anti-NoiseProducts from purchased components, and we are currently assembling our Andrea DSP Microphone and Software Products from purchased components at our New York and Israeli facilities. We manufacture our Aircraft Communications Products at our New York facility.

The interim results of operations of the Company presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.


Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2000 (the "2000 Second Quarter") compared to the three months ended June 30, 1999 (the "1999 Second Quarter"), and for the six months ended June 30, 2000 (the "2000 First Half") compared to the six months ended June 30, 1999 (the "1999 First Half"), are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

o We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2000 Second Quarter were approximately $3.2 million compared to approximately $4.3 million in the 1999 Second Quarter. For the 2000 Second Quarter, we had a net loss applicable to common shareholders of approximately $2.5 million versus a net loss of $1.8 million for the 1999 Second Quarter. Our revenues for the 2000 First Half were approximately $6.4 million compared to approximately $9.0 million in the 1999 First Half. For the 2000 First Half, we had a net loss applicable to common shareholders of approximately $5.1 million versus a net loss of $3.5 million for the 1999 First Half.

o While we are examining opportunities for further cost-reduction, production efficiencies and diversification of our business, we may continue to accumulate losses and the market price of our common stock could decline. In order to remain competitive, we intend to continue to incur substantial research and development, selling and general and administrative expenses. These expenses may not be necessarily or easily reduced if sales revenue is below expectations and, therefore, net income or loss may be disproportionately affected by any reduction in sales revenue. Accordingly, we believe that period-to-period comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance.

o Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 25,000,000 shares of common stock presently authorized (subject to increase to 35,000,000 upon the filing of an amendment to our Restated Certificate of Incorporation approved by our Board and shareholders), 13,829,572 were outstanding as of August 11, 2000. This does not include (i) 5,311,125 shares of our common stock reserved for issuance upon exercise of outstanding options granted under our 1991 Performance Equity Plan and 1998 Stock Plan and shares of our common stock reserved for further option grants under the 1991 Performance Equity Plan and 1998 Stock Plan and (ii) 1,744,235 shares of common stock reserved for issuance upon conversion of the Series B Convertible Preferred Stock and exercise of the related warrant. To the extent that Series B Convertible Preferred Stock is converted, the related warrant is exercised, such options are exercised or we issue additional shares of capital stock, the ownership interests of holders of common stock would be diluted.

     We have 500 shares of Series B Convertible Preferred Stock and a warrant for 75,000 shares of common stock outstanding and, subject to certain conditions and limitations, we have the right during the six month period beginning March 14, 2000 to sell to the current holder of Series B Convertible Preferred Stock up to an additional 750 shares of Series B Convertible Preferred Stock and a warrant for up to an additional 75,000 shares of common stock. The number of shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock depends on the prices of the common stock as quoted on the American Stock Exchange shortly before the date of conversion. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock will increase and the holders of common stock would experience substantial dilution of their investment. On February 25, 2000, 250 shares of Series B Convertible Preferred Stock were converted into 371,909 shares of common stock.

     In addition, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd., of which 1,200,000 shares of common stock are subject to trading restrictions that expire with respect to 600,000 in May 2001. As the restrictions expire, the shares are subject to demand and piggyback registration rights.

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

o We have entered into several collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products. Under these collaborative arrangements, our products are or will be sold to end users through inclusion of the products of our collaborators. The revenue derived by us from these arrangements will be based in large part upon the sale of our collaborator's products. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators in marketing existing products and new products under development with which to include our products and technologies. We cannot assure that any product of any of our collaborators incorporating our products and technologies will be marketed successfully. Our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies. Furthermore, our collaborators may develop their own microphone or earphone products or technologies that compete with our products and technologies. We cannot assure that these collaborators will not replace our products or technologies with, or give higher priority to, the sales of these competitive products or technologies. We have also established direct arrangements with large electronic and computer retail chains in the United States, as well as with certain distributors in Europe and the Americas. We cannot assure that any of these channels will devote sufficient resources to support the sale of our products. We are also currently discussing additional arrangements with other software companies, several major automotive companies, several major personal computer companies, consumer electronic manufacturers, and electronic and computer retailers. We cannot assure that any of these discussions will result in any definitive agreements. We are substantially dependent on our product procurement relationship with IBM. During the 2000 Second Quarter, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 40% of our net sales. While we are a party to a procurement agreement with IBM covering the purchase by IBM of certain of our Andrea Anti-Noise microphone and earphone products for inclusion with certain of IBM's personal computer products, IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors. Our failure to maintain sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products to IBM would have a material adverse effect on our business, results of operations and financial condition.

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

Results Of Operations

     Quarter Ended June 30, 2000 Compared to the Quarter Ended June 30, 1999

Sales
-----

Sales for the 2000 Second Quarter were $3,181,268, a decrease of 26% from sales of $4,324,079 for the 1999 Second Quarter. Sales for the 2000 First Half were $6,382,752, a decrease of 29% from the 1999 First Half sales of $8,988,214. The decrease in sales for the 2000 Second Quarter reflects an approximate 26% decrease in sales of Andrea Anti-Noise Products to $2,424,542 or 76% of total sales, an approximate 40% decrease in sales of our Aircraft Communications Products, to $638,453, or 20% of total sales, offset by initial sales of Far-field Digital Audio Technology Products of $118,273, or 4% of total sales. The decreases in sales are due to 1) lower volumes and lower price/lower margin sales of PC headsets to the Company's original equipment manufacturer (OEM) customers, and 2) a decrease in unit sales of higher-margin Aircraft Communications Products. For the 2000 Second Quarter, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees and integrators accounted for approximately 40% of our total sales; sales of computer headsets to Radio Shack and certain of its affiliates and distributors accounted for approximately 10% of our total sales.

Cost of Sales
-------------

Cost of sales as a percentage of sales for the 2000 Second Quarter increased to 74% from 69% for the 1999 Second Quarter. Cost of sales as a percentage of sales for the 2000 First Half increased to 75% from 70% for the 1999 First Half. This increase in cost of sales percentage is primarily a result of the decreases in unit production and sales, as described above, over which to spread the Company's pool of fixed overhead costs.

Research and Development
------------------------

Research and development expenses for the 2000 Second Quarter increased 31% to $1,089,194 from $829,899 for the 1999 Second Quarter. Research and development expenses for the 2000 First Half were $2,239,672, an increase of 40% from the 1999 First Half research and development expenses of $1,604,737. This increase is due to the Company's continuing efforts to develop its Far-field Digital Audio Technologies, coupled with, to a lesser extent, efforts in Aircraft Communication product technologies and Andrea Anti-Noise Product technologies. Specifically, Far-field Digital Audio Technology efforts were $896,319, or 82% of total research and development expenses, Aircraft Communications technology efforts were $144,447, or 13% of total research and development expenses and Andrea Anti-Noise Product efforts were $48,428, or 5% of total research and development expenses. With respect to Far-field Digital Audio Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. Correspondingly, the activities of Lamar accounted for approximately 24% of the total research and development expenses during the 2000 Second Quarter. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other industries, including the consumer electronics and professional audio markets, among others. With respect to Aircraft Communication technologies, research efforts are primarily focused on developing intercom systems that are capable of accepting the Company's digital audio software technologies. The Company anticipates continued significant increases in research and development expenses as the year progresses, with particular emphasis on Far-field Digital Audio Technologies.

General, Administrative and Selling Expenses
--------------------------------------------

General, administrative and selling expenses of $2,253,357 for the 2000 Second Quarter remained flat over the same period in 1999. General, administrative and selling expenses for the 2000 First Half were $4,394,655, a decrease of 3% from the 1999 First Half general, administrative and selling expenses of $4,526,480. The stabilization of these costs are primarily attributable to the implementation of the Company's cost reduction plan. The relative high level of general, administrative and selling expenses, primarily attributable to the Far-field Digital Audio Technology product line, reflects significant business development expenses relating to existing and prospective collaborative arrangements with OEMs, software publishers and developers. The Company also incurs significant promotional, marketing and sales expenses to promote product awareness and acceptance of the Far-field Digital Audio Technology product line. In addition, included in general, administrative and selling expenses in the 2000 Second Quarter and 2000 First Half is goodwill amortization expense of $459,995 and $919,895, respectively.

Other Income (Expense)
----------------------

Other income for the 2000 First Half was $56,469 compared to other expense of $68,587 for the 1999 First Half. This change was due to interest earned on higher cash balances resulting from the sale of the Company's Series B Redeemable Convertible Preferred Stock.

Provision for Income Taxes
--------------------------

The Company did not record income tax expense for the 2000 Second Quarter or the 2000 First Half in light of the net loss recorded for the periods. Furthermore, the realization of a portion of the Company's reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis.

Net Income (Loss)
-----------------

Net loss for the 2000 Second Quarter was $2,476,013 compared to a net loss of $1,758,032 for the 1999 Second Quarter. Net loss for the 2000 First Half was $4,960,634 compared to net loss of $3,502,980 for the 1999 First Half.
The levels of net loss for the 2000 Second Quarter and the 2000 First Half principally reflects the factors described above.

Liquidity And Capital Resources

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions. At June 30, 2000, we had cash and cash equivalents of $4,048,927 compared with $9,153,148 at December 31, 1999. The balance of cash and cash equivalents at June 30, 2000 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series B Redeemable Convertible Preferred Stock (the "Preferred Stock"). On February 25, 2000, 250 shares of the Preferred Stock were converted into 371,909 shares of common stock at a conversion price of $6.91 per share. The Company is using the net proceeds from the issuance of the Preferred Stock for costs associated with technology development, tooling costs, creating and maintaining strategic alliances, payment of certain debt obligations and general working capital requirements.

In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, and $500,000 was paid on each of the six, twelve and twenty-four month anniversaries of the closing date, with the remainder payable on the thirty-six month anniversary of the closing. The $500,000 in additional cash consideration remaining, due on the thirty-six month anniversary of the closing, is recorded as a component of current portion of long-term debt on the accompanying consolidated balance sheet.

Working capital at June 30, 2000, was $11,101,584 compared to $14,021,485 at December 31, 1999. The decrease in working capital reflects decreases in total current assets and total current liabilities of $4,870,779, and $1,950,878, respectively. The decrease in total current assets reflects decreases in cash and prepaid expenses and other current assets of $5,104,221 and $55,970, respectively, offset by increases in accounts receivable and inventory of $109,839, and $179,573, respectively. The decrease in current liabilities reflects decreases in trade accounts payable of $294,218, current portion of long-term debt of $4,417, other current liabilities of $167,166, other liabilities of $14,477 and convertible notes of $1,485,077.

The decrease in cash from December 31, 1999 to the period ending June 30, 2000 of $5,104,221 reflects $4,283,985 of net cash used in operating activities, $174,876 of net cash used in investing activities and $645,360 of net cash used in financing activities.

The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $4,960,634 net loss for the 2000 First Half, a $109,839 increase in accounts receivable, a $179,573 increase in inventory, a $284,189 increase in prepaid expenses and other current assets a $294,218 decrease in accounts payable and a $311,379 decrease in other current and long term liabilities. The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, as well as increases in other service costs related to the remainder of 2000. The decrease in accounts payable and other current and long term liabilities as well as the increase in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Company's various product lines. The decrease in other current and long term liabilities is also partially attributable to a decrease in accrued interest expense associated with the partial conversion of the Series B Redeemable Convertible Preferred stock on February 25, 2000.

The cash used in investing activities is primarily attributable to investments in the Company's existing information systems, as well as, to a lesser extent, capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-Noise Products.

The net cash used in financing activities reflects the payment of the remaining principal amount of the convertible notes and the twenty-four month anniversary installment payment to the former shareholders of Lamar, partially offset by exercises of employee stock options.

Demand for the Company's products and technologies has required the Company to raise additional working capital to support operations. In addition, the acquisition of Lamar will require the Company to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. In June 1998, the Company raised $10 million through the issuance and sale of the Notes. In June 1999, the Company raised $7.5 million through the issuance and sale of Preferred Stock. In addition, the Company entered into a revolving credit agreement in September 1997 that provides maximum borrowings of up to $8 million based on eligible accounts receivable and inventory, as defined. At June 30, 2000, there were no outstanding amounts under the revolving credit agreement. We believe that our current levels of cash and our access to financing sources, provide sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. Notwithstanding the significance of sales of Andrea Anti-Noise Products as a percentage of our total sales during the 2000 First Half, we cannot assure that demand will continue for these products or any of our other products, including future products related to our Andrea Microphone Array Products and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal source of financing activities includes debt under a revolving credit facility that provides for interest at a spread above the prime rate, as well as the issuance of convertible debt with major financial institutions. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable in cash by us under the revolving credit facility, as well as the amount payable in stock by us under convertible debt. A significant rise in interest rates could materially adversely affect our financial condition and results of operations. At June 30, 2000, there were no outstanding borrowings under our credit facility, and $5 million of unconverted redeemable preferred stock. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2000, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company the following individuals:
Douglas J. Andrea (11,182,596 shares for, 692,222 shares withheld); John N. Andrea (11,178,269 shares for, 696,549 shares withheld); Gary Jones
(11,236,861 shares for, 637,957 shares withheld); Scott Koondel (11,214,086 shares for, 660,732 shares withheld); Jack Lahav (11,246,861 shares for, 627,957 shares withheld); John R. Larkin (11,207,011 shares for, 667,807 shares withheld); Paul Morris (11,200,236 shares for, 674,582 shares withheld); Christopher P. Sauvigne (11,219,181 shares for, 655,637 shares withheld). The shareholders voted to amend the Certificate of Incorporation of the Company, which authorized an increased in the number of authorized shares of Common Stock to 35,000,000 shares from 25,000,000 (9,929,842 shares for, 1,896,856 shares against, 48,120 shares abstained). In addition, the shareholders authorized an amendment to the 1998 Stock Plan of the Company to increase the number of shares of common stock issuable thereunder to 3,675,000 shares from 3,000,000 shares (9,729,446 shares for, 2,021,452 shares against, 53,920 shares abstained). The shareholders also ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1999 (11,724,208 shares for, 106,565 shares against, and 44,045 shares abstained).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit Number                     Description
          --------------                     -----------
                27                     Financial Data Schedule

(b)  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the six-month period ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

/s/ Christopher P. Sauvigne             President and Chief                         August 14, 2000
-----------------------------------        Operating Officer
Christopher P. Sauvigne

/s/ Richard A. Maue                     Senior Vice President, Chief                August 14, 2000
Richard A. Maue                            Financial Officer, and Secretary