Form 10-Q
period 2000-09-30
ANDREA ELECTRONICS CORP
filed 2000-11-13
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                    OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________


                         Commission file number 1-4324

                                   --------

                        ANDREA ELECTRONICS CORPORATION
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               New York                               11-0482020
   -------------------------------       -----------------------------------
   (State or other jurisdiction of       (I.R.S. employer identification no.)
   incorporation or organization)

  45 Melville Park Road, Melville, New York                   11747
  -----------------------------------------                 ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 13,887,572.

     ITEM 1. FINANCIAL STATEMENTS



                                              ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                                        CONSOLIDATED BALANCE SHEETS

                                                                         September 30, 2000          December 31, 1999
                                                                      ------------------------     ----------------------
                                                                            (unaudited)                  (audited)
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $3,466,323                 $9,153,148
     Accounts receivable, net of allowance for doubtful
     accounts of $202,521                                                        3,793,145                  2,770,703
     Inventories, net                                                            6,477,682                  7,123,747
     Prepaid expenses and other current assets                                     273,037                    267,817
                                                                              ------------                -----------
              Total current assets                                              14,010,187                 19,315,415

PROPERTY, PLANT AND EQUIPMENT, net                                               1,493,027                  1,930,506
DEFERRED INCOME TAXES                                                            1,806,615                  1,806,615
OTHER ASSETS                                                                     2,197,667                  2,254,989
GOODWILL                                                                        23,166,034                 24,545,877
                                                                              ------------                 ----------
              Total assets                                                    $ 42,673,530               $ 49,853,402
                                                                              ============               ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                     $2,419,886                 $2,134,873
     Current portion of long-term debt                                             634,151                    597,247
     Convertible notes, net                                                          -                      1,485,077
     Other current liabilities                                                   1,173,397                  1,076,733
                                                                              ------------                -----------
              Total current liabilities                                          4,227,434                  5,293,930

LONG-TERM DEBT                                                                     244,672                    693,362
OTHER LIABILITIES                                                                   -                          14,477
                                                                              ------------                -----------
              Total liabilities                                                  4,472,106                  6,001,769

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value;
     500 and 750 shares issued and outstanding, respectively                     4,821,069                  7,187,077
                                                                              ------------                -----------

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized: 5,000,000
         shares; none issued and outstanding                                        -                           -
     Common stock, $.50 par value; authorized: 35,000,000
         shares; issued and outstanding: 13,867,572 and
         13,242,538 shares, respectively                                         6,933,786                  6,621,269
     Additional paid-in capital                                                 46,612,359                 42,990,641
     Accumulated deficit                                                       (20,165,790)               (12,947,354)
                                                                              -------------               -----------

              Total shareholders' equity                                        33,380,355                 36,664,556
                                                                              ------------               ------------
              Total liabilities and shareholders' equity                      $ 42,673,530               $ 49,853,402
                                                                              ============               ============

                                     See Notes to Consolidated Financial Statements




                                     ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

0                                                      (UNAUDITED)

                                                       For the Three Months Ended                   For the Nine Months Ended
                                                              September 30,                               September 30,
                                                   ---------------------------------          -----------------------------------
                                                       2000                  1999                  2000                  1999
                                                       ----                  ----                  ----                  ----

NET SALES                                           $5,318,936            $4,326,098           $11,701,688           $13,314,312

COST OF SALES                                        3,772,311             2,953,516             8,537,839             9,244,906
                                                  ------------           -----------           -----------           -----------

              Gross profit                           1,546,625             1,372,582             3,163,849             4,069,406

RESEARCH AND DEVELOPMENT EXPENSES                    1,249,167               747,848             3,488,839             2,352,585

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES         2,389,736             2,306,481             6,784,391             6,832,961
                                                 -------------           ------------          -----------          ------------
              Loss from operations                  (2,092,278)           (1,681,747)           (7,109,381)           (5,116,140)
                                                 -------------           ------------          -----------          ------------

OTHER INCOME (EXPENSE):
     Interest income                                    62,263               107,731               285,655               181,481
     Interest expense                                  (41,055)              (82,070)             (193,238)             (224,407)
     Other                                              25,632                                      10,892                   -
                                                 -------------           -----------          ------------          -------------
                                                        46,840                25,661               103,309               (42,926)
                                                 -------------           -----------          ------------          -------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (2,045,438)           (1,656,086)           (7,006,072)           (5,159,066)

PROVISION FOR INCOME TAXES
                                                           -                     -                     -                     -
                                                 -------------          ------------          ------------          ------------

              Net loss                             $(2,045,438)          $(1,656,086)          $(7,006,072)          $(5,159,066)
                                                 ==============         ============          ============          ============

PREFERRED STOCK DIVIDENDS                               60,577                94,097               212,364               102,622
                                                 --------------         ------------         -------------          ------------

              Net loss applicable to common
                shareholders                       $(2,106,015)          $(1,750,183)          $(7,218,436)          $(5,261,688)
                                                 ==============         =============         ============          ============

PER SHARE INFORMATION:

Net Loss Per Share:
     Basic                                               $(.15)               $(.13)                 $(.53)                $(.40)
                                                 ==============         =============         ============          ============
     Diluted                                             $(.15)               $(.13)                 $(.53)                $(.40)
                                                 ==============         =============         ============          ============

Shares used in computing net loss per share:
     Basic                                          13,836,893            13,235,908            13,702,946            13,225,185
                                                 =============          =============         ============          ============
     Diluted                                        13,836,893            13,235,908            13,702,946            13,225,185
                                                 =============          =============         ============          ============

                                     See Notes to Consolidated Financial Statements




                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                              Additional                               Total
                                              Shares            Common          Paid-In            Accumulated      Shareholders'
                                           Outstanding           Stock          Capital              Deficit            Equity
                                           -----------          ------         ---------           -----------      -------------
BALANCE, December 31, 1999                   13,242,538     $ 6,621,269      $ 42,990,641      $  (12,947,354)      $36,664,556
   Conversion of Series B Redeemable
     Convertible Preferred Stock, net
     of related costs                           371,909         185,955         2,231,447              -              2,417,402
   Exercise of stock options, net of
     related costs                              253,125         126,562         1,390,271              -              1,516,833
   Preferred stock dividends                    -              -                  -                  (212,364)         (212,364)
   Net loss                                     -              -                  -                (7,006,072)       (7,006,072)
BALANCE, September 30, 2000                  13,867,572     $ 6,933,786      $ 46,612,359        $(20,165,790)      $33,380,355



                                     See Notes to Consolidated Financial Statements




                                     ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                    For the Nine Months Ended September 30,
                                                                               --------------------------------------------
                                                                                     2000                             1999
                                                                                     ----                             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(7,006,072)                     $(5,159,066)
     Adjustments to reconcile net loss to net cash used in operating activities:
             Non-cash interest expense                                              39,964                          215,314
             Depreciation and amortization                                       2,633,944                        2,355,078
             (Increase) Decrease in:
               Accounts receivable, net                                         (1,022,442)                         624,507
               Inventories                                                         646,065                          366,484
               Prepaid expenses and other current assets                          (420,436)                         (70,950)
               Other assets                                                            769                         (313,450)
             Increase (Decrease) in:
               Trade accounts payable                                              285,013                          113,487
               Other current and long term liabilities                             (98,660)                        (489,601)
                                                                                ----------                       -----------
                  Net cash used in operating activities                         (4,941,855)                      (2,358,197)
                                                                                ----------                       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                     (221,688)                        (795,912)
                                                                                ----------                       -----------
                  Net cash used in investing activities                           (221,688)                        (795,912)
                                                                                ----------                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net from proceeds from Series B Redeemable Convertible Preferred
       Stock                                                                          -                           7,500,000
   Payments of debt obligations                                                   (555,038)                         (545,350)
   Payment of convertible notes                                                 (1,485,077)                            -
   Proceeds from issuance of common stock upon exercise of stock
       options, net of related costs                                            ----------                          110,724
                                                                                                                 ----------
                                                                                 1,516,833
                  Net cash (used in) provided by financing activities             (523,282)                       7,065,374
                                                                                ----------                        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (5,686,825)                       3,911,265
                                                                                ==========                        =========
CASH AND CASH EQUIVALENTS, beginning of period                                   9,153,148                        5,437,423
                                                                                ----------                        ---------
CASH AND CASH EQUIVALENTS, end of period                                        $3,466,323                      $ 9,348,688
                                                                                ==========                      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Non-cash investing and financing activities:
     Conversion of Series B Redeemable Convertible Preferred Stock
         and related accrued dividends into common stock                        $2,417,402                     $       -
                                                                                ==========                     ===========
     Issuance of warrants in connection with Series B Redeemable
         Convertible Preferred Stock                                            $       -                      $   348,457
                                                                                ==========                     ===========

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


     The following chart provides a reconciliation of information used in calculating the per share amounts:




                                            For the Three Months Ended         For the Nine Months Ended September
                                                  September 30,                                30,
                                            --------------------------         -----------------------------------

                                            2000                 1999               2000                 1999
                                            ----                 ----               ----                 ----
Numerator:
     Net loss                           $(2,045,438)        $(1,656,086)        $(7,006,072)         $(5,159,066)
     Preferred stock dividends               60,577              94,097             212,364              102,622
                                        -----------         -----------         -----------          -----------
       Net loss applicable to
         common shareholders            $(2,106,015)        $(1,750,183)        $(7,218,436)         $(5,261,688)
                                        ===========         ===========         ===========          ===========
Denominator:

     Weighted-average common
     shares outstanding -- Basic         13,836,893          13,235,908          13,702,946           13,225,185
     Effect of dilutive
     employee stock options                    -                  -                   -                    -
                                        -----------        ------------         -----------
     Weighted-average common
     shares outstanding -- Diluted       13,836,893          13,235,908          13,702,946           13,225,185
                                        ===========        ============         ===========          ===========
Net loss per share:
     Basic                                    $(.15)              $(.13)              $(.53)               $(.40)
                                        ===========        ============         ===========          ===========
     Diluted                                  $(.15)              $(.13)              $(.53)               $(.40)
                                        ===========        ============         ===========          ===========


3. Comprehensive Income - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the nine months ended September 30, 2000 and 1999, the Company's operations did not give rise to items includible in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

4. Derivative Instruments - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999 (subsequently amended by SFAS No. 137 and SFAS No.138, to be effective for all fiscal years beginning after June 15, 2000) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While the Company operates in international markets, it does so presently without the use of derivative instruments.


5. Procurement Agreement - The Company has an agreement with International Business Machines and its subsidiaries ("IBM"), as amended, to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. For the nine-month period ending September 30, 2000, sales of the Company's products to IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for approximately 59% of the Company's total net sales.

6. Convertible Notes - On June 10, 1998, the Company issued and sold in a private placement, $10,753,000 aggregate principal amount of 6% Convertible Notes (the "Notes") due June 10, 2000. The remaining obligation from these notes was paid in cash on June 9, 2000.

7. Series B Redeemable Convertible Preferred Stock - On June 22, 1999, the Company issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), and a warrant covering 75,000 shares of the Company's common stock. Each share of Series B Preferred Stock has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into common stock at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the common stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of the Company, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.


     On February 25, 2000, 250 shares of the Series B Preferred Stock, together with related accrued dividends, were converted into 371,909 shares of common stock.

     Upon the announcement of a major transaction, as defined, the investor shall have the right to require the Company to redeem all or a portion of the investor's Series B Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on the Company's control over such events, the investor may have the right to require the Company to a) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement, or b) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined.

     As of September 30, 2000, the remaining 500 shares of Series B Preferred Stock are convertible into the Company's common stock. Any unconverted Series B Preferred Stock that remains outstanding on June 18, 2004, will automatically convert into the Company's common stock. The Company has reserved 1,744,235 of common stock for issuance upon conversion of the shares of the Series B Preferred Stock.

     As of September 30, 2000, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrants of $178,931. Due to the redemption features discussed above, the Series B Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

8. Acquisition Of Business -On May 5, 1998, the Company acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by the Company for the Acquisition was approximately 1,800,000 shares of restricted common stock and $3,000,000 in cash and notes payable. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing, an additional one-third became transferable on the second anniversary and the last one-third becomes transferable on the third anniversary. Of the aggregate cash consideration to be paid by the Company, $2,000,000 was paid through 1999, $500,000 was paid on May 5, 2000, and the remaining $500,000 is payable on May 5, 2001. The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The Acquisition was valued using an independent appraisal of the fair value of the consideration paid and the assets purchased, and resulted in goodwill of approximately $27.6 million, which is being amortized over 15 years. Goodwill at September 30, 2000 is approximately $23.2 million, which is net of approximately $4.4 million in accumulated amortization.

9. Segment Information - The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products, (ii) Aircraft Communications Products, and (iii) Far-field Digital Audio Technology Products. The following represents selected consolidated financial information for the Company's segments for the three months ended September 30, 2000, and 1999:



                                                                             Far-field
                                        Andrea             Aircraft        Digital Audio
                                      Anti-Noise        Communications       Technology      September 30,
        Segment Data                   Products            Products           Products           2000
-----------------------------        -----------      ---------------      -------------     -------------
 Net sales                           $ 4,560,017         $  603,056         $   155,863     $ 5,318,936
 Income (loss) from operations           652,886           (170,911)         (2,574,253)     (2,092,278)
 Depreciation                            108,868             32,956              43,389         185,213





                                                                             Far-field
                                        Andrea           Aircraft          Digital Audio
                                      Anti-Noise       Communications        Technology      September 30,
        Segment Data                   Products          Products             Products           1999
-----------------------------        -----------      ---------------      -------------     -------------
 Net sales                           $ 3,549,392         $ 776,706          $   -             $ 4,326,098
 Income (loss) from operations        (1,790,486)          108,739              -              (1,681,747)
 Depreciation                            221,373            37,052              -                 258,425


For the three months ended September 30, 2000 and 1999, sales and accounts receivable by geographic area are as follows:

                                September 30,          September 30,
  Geographic Data                   2000                    1999
---------------------           ------------           ------------
Sales:
       United States            $ 3,960,340             $ 2,215,225
       Europe                       487,129                 809,591
       Other foreign                871,467               1,301,282
                                -----------             -----------
                                $ 5,318,936             $ 4,326,098
                                ===========             ===========
Accounts receivable:
       United States            $ 2,447,034             $ 2,175,420
       Europe                       719,147                 688,382
       Other foreign                626,964               1,379,473
                                -----------             -----------
                                $ 3,793,145             $ 4,243,275
                                ===========             ===========


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

12. Subsequent Event- On October 12, 2000, the company issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock at a conversion price initially equal to 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date for the first nine months. The conversion price will be reset every six months thereafter to the lesser of the then existing conversion price and the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date and (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The 5% dividend amount may, at the option of the Company, be paid in cash. The Series C Preferred Stock is convertible or redeemable at maturity by the Company, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. The Company has the right to require the conversion of the Series C Preferred Stock after one year upon the satisfaction of certain conditions. During the 548-day period beginning on October 10, 2000, the investor, subject to certain conditions, may exercise an option to purchase up to an additional $2.5 million of the Company's Series C Preferred Stock.

     Upon the announcement of a major transaction or upon certain triggering events, as defined, the investor shall have the right to require the Company to redeem all or a portion of the investor's Series C Preferred Shares at a redemption price equal to the greater of (a) 120% of the Liquidation Value, as defined, or (b) the product of the applicable conversion rate in effect on the date of the major transaction or the triggering event, the closing bid price of the common stock of the Company on the trading day immediately preceding the major transaction or triggering event or the closing bid price of the common stock of the Company on the date the holder's delivery to the Company of notice. In addition, if the Company is unable to effect such redemption (i) interest will accumulate on the value of the Series C Preferred Shares that the Company is unable to redeem at the rate of 2% per month and (b) the holders of the Series C Preferred Stock are entitled to void their redemption notices and receive a reset of their applicable conversion price.




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Our mission is to provide the emerging "voice interface" markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

Examples of the applications and interfaces for which Andrea Anti-Noise Products and Andrea digital signal processing ("DSP") Microphone and Software Products provide benefits include: Internet and other computer-based speech; telephony communications; automotive telematics; multi-point conferencing; speech recognition; multimedia; personal digital assistants ("PDAs"); distance learning; military and commercial aircraft communications; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devices, military and commercial aircraft systems, cellular and other wireless communication devices and automotive communication systems. High quality audio communication technologies will be required for these emerging "far-field" voice applications, ranging from continuous speech dictation, to multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

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


Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2000 (the "2000 Third Quarter") compared to the three months ended September 30, 1999 (the "1999 Third Quarter"), and for the nine months ended September 30, 2000 (the "2000 First Nine Months") compared to the nine months ended September 30, 1999 (the "1999 First Nine Months"), are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

o We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2000 Third Quarter were approximately $5.3 million compared to approximately $4.3 million in the 1999 Third Quarter. For the 2000 Third Quarter, we had a net loss applicable to common shareholders of approximately $2.1 million versus a net loss of $1.8 million for the 1999 Third Quarter. Our revenues for the 2000 First Nine Months were approximately $11.7 million compared to approximately $13.3 million in the 1999 First Nine Months. For the 2000 First Nine Months, we had a net loss applicable to common shareholders of approximately $7.2 million versus a net loss of $5.3 million for the 1999 First Nine Months.

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

o Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 35,000,000 shares of common stock presently authorized, 13,887,572 were outstanding as of November 1, 2000. This does not include (i) 5,253,125 shares of our common stock reserved for issuance upon exercise of outstanding options granted under our 1991 Performance Equity Plan and 1998 Stock Plan and shares of our common stock reserved for further option grants under the 1991 Performance Equity Plan and 1998 Stock Plan, (ii) 1,744,235 shares of common stock reserved for issuance upon conversion of the Series B Convertible Preferred Stock and exercise of the related warrant and (iii) 2,500,000 shares of common stock reserved for issuance upon conversion of the Series C Convertible Preferred Stock. To the extent that Series B Convertible Preferred Stock is converted and the related warrant is exercised or the Series C Convertible Preferred Stock is converted or we issue additional shares of capital stock, the ownership interests of holders of common stock would be diluted.

     We have 750 shares of Series C Convertible Preferred Stock outstanding and during the 548-day period beginning on October 10, 2000, the investor, subject to certain conditions, may exercise an option to purchase up to an additional $2.5 million of the Company's Series C Preferred Stock. The number of shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock depends on the prices of the common stock as quoted on the American Stock Exchange and the initial conversion price is equal to 110% of the average of the two lowest closing bid prices of the Common Stock during the five consecutive trading days immediately preceding the issuance date for the first nine months. The conversion price will be reset every six months thereafter to the lesser of the then existing conversion price and the average of the two lowest closing bid prices of the Common Stock during the five consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Convertible Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date and (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock will increase and the holders of common stock would experience substantial dilution of their investment.

     We have 500 shares of Series B Convertible Preferred Stock and a warrant for 75,000 shares of common stock outstanding and, subject to certain conditions and limitations. The number of shares of common stock issuable upon the conversion of the Series B Convertible Preferred Stock depends on the prices of the common stock as quoted on the American Stock Exchange shortly before the date of conversion. We cannot predict the price of the common stock in the future. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock will increase and the holders of common stock would experience substantial dilution of their investment. On February 25, 2000, 250 shares of Series B Convertible Preferred Stock were converted into 371,909 shares of common stock.

     In addition, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd., of which 600,000 shares of common stock are subject to trading restrictions that expire in May 2001. As the restrictions expire, the shares are subject to demand and piggyback registration rights.

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

o We have entered into several collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products. Under these collaborative arrangements, our products are or will be sold to end users through inclusion of the products of our collaborators. The revenue derived by us from these arrangements will be based in large part upon the sale of our collaborator's products. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators in marketing existing products and new products under development with which to include our products and technologies. We cannot assure that any product of any of our collaborators incorporating our products and technologies will be marketed successfully. Our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies. Furthermore, our collaborators may develop their own microphone or earphone products or technologies that compete with our products and technologies. We cannot assure that these collaborators will not replace our products or technologies with, or give higher priority to, the sales of these competitive products or technologies. We have also established direct arrangements with large electronic and computer retail chains in the United States, as well as with certain distributors in Europe and the Americas. We cannot assure that any of these channels will devote sufficient resources to support the sale of our products. We are also currently discussing additional arrangements with other software companies, several major automotive companies, several major personal computer companies, consumer electronic manufacturers, and electronic and computer retailers. We cannot assure that any of these discussions will result in any definitive agreements. We are substantially dependent on our product procurement relationship with IBM. During the 2000 Third Quarter, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 59% of our net sales. While we are a party to a procurement agreement with IBM covering the purchase by IBM of certain of our Andrea Anti-Noise Microphone and Earphone products and Andrea DSP Microphone and Software Products for inclusion with certain of IBM's personal computer products, IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors. Our failure to maintain sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products to IBM would have a material adverse effect on our business, results of operations and financial condition.

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

o We have been granted 19 patents in the United States covering our Andrea Anti-Noise and Andrea DSP Microphone and Software Products, and we have other U.S. and non-U.S. patent applications currently pending. We cannot assure that patents will be issued with respect to these applications or any patent applications filed by us in the future.

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

Results Of Operations

Quarter Ended September 30, 2000 Compared to the Quarter Ended September 30,
1999

Sales

Sales for the 2000 Third Quarter were $5,318,936, an increase of 23% from sales of $4,326,098 for the 1999 Third Quarter. Sales for the 2000 First Nine Months were $11,701,688, a decrease of 12% from the 1999 First Nine Months sales of $13,314,312. The increase in sales for the 2000 Third Quarter reflects an approximate 23% increase in sales of Andrea Anti-Noise Products to $4,560,011 or 86% of total sales, an approximate 4% decrease in sales of our Aircraft Communications Products, to $603,056, or 11% of total sales, offset by initial sales of Far-field Digital Audio Technology Products of $155,863, or 3% of total sales. The increase in sales over the 1999 Third Quarter is primarily due to the significant increase in USB headset and USB adapter shipments to IBM during the quarter. The decrease in sales over the 1999 First Nine Months is due to i) lower volumes of PC headset sales to the Company's original equipment manufacturing (OEM) customers, and ii) a decrease in unit sales of Aircraft Communications Products. For the 2000 Third Quarter, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees and integrators accounted for approximately 59% of our total sales.

Cost of Sales

Cost of sales as a percentage of sales for the 2000 Third Quarter increased to 71% from 68% for the 1999 Third Quarter. Cost of sales as a percentage of sales for the 2000 First Nine Months increased to 73% from 69% for the 1999 First Nine Months. This increase in cost of sales percentage is primarily a result of margin pressure associated with the comparable product mix, offset, to an extent by an increase in USB-related sales, which sales provided incremental revenue coverage over which to spread the Company's pool of fixed overhead costs.

Research and Development

Research and development expenses for the 2000 Third Quarter increased 67% to $1,249,167 from $747,848 for the 1999 Third Quarter. Research and development expenses for the 2000 First Nine Months were $3,488,839, an increase of 48% from the 1999 First Nine Months research and development expenses of $2,352,585. This increase is due to the Company's continuing efforts to develop and commercialize its Far-field Digital Audio Technologies, coupled with, to a lesser extent, efforts in Aircraft Communication product technologies and Andrea Anti-Noise Product technologies. Specifically, during the 2000 Third Quarter, Far-field Digital Audio Technology efforts were $1,038,419, or 83% of total research and development expenses, Aircraft Communications technology efforts were $139,386, or 11% of total research and development expenses and Andrea Anti-Noise Product efforts were $71,362, or 6% of total research and development expenses. With respect to Far-field Digital Audio Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's Digital Super Directional Array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. Correspondingly, the activities of Lamar accounted for approximately 24% of the total research and development expenses during the 2000 Third Quarter. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other industries, including the consumer electronics and professional audio markets, among others. With respect to Aircraft Communication technologies, research efforts are primarily focused on developing intercom systems that are capable of accepting the Company's digital audio software technologies. The Company anticipates continued significant increases in research and development expenses during the forth quarter, with particular emphasis on Far-field Digital Audio Technologies.

General, Administrative and Selling Expenses

General, administrative and selling expenses for the 2000 Third Quarter increased 4% to $2,389,736 from $2,306,481 from the 1999 Third Quarter. General, administrative and selling expenses for the 2000 First Nine Months were $6,784,391, a decrease of 1% from the 1999 First Nine Months general, administrative and selling expenses of $6,832,961. The relative high level of general, administrative and selling expenses, primarily attributable to the Far-field Digital Audio Technology product line, reflects significant business development expenses relating to existing and prospective collaborative arrangements with OEMs, software publishers and developers. The Company also incurs significant promotional, marketing and sales expenses to promote product awareness and acceptance of the Far-field Digital Audio Technology product line. In addition, included in general, administrative and selling expenses in the 2000 Third Quarter and 2000 First Nine Months is goodwill amortization expense of $459,948 and $1,379,843, respectively.

Other Income (Expense)

Other income for the 2000 Third Quarter increased 83% to $46,840 from $25,661 from the 1999 Third Quarter. Other income for the 2000 First Nine Months was $103,309 compared to other expense of $42,926 for the 1999 First Nine Months. This change was primarily due to miscellaneous rental income activity.

Provision for Income Taxes

The Company did not record income tax expense or benefit for the 2000 Third Quarter or 2000 First Nine Months in light of the net loss recorded for the periods. Furthermore, the realization of a portion of the Company's reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis.

Net Income (Loss)

Net loss for the 2000 Third Quarter was $2,045,438 compared to a net loss of $1,656,086 for the 1999 Third Quarter. Net loss for the 2000 First Nine Months was $7,006,072, compared to net loss of $5,159,066 for the 1999 First Nine Months. The levels of net loss for the 2000 Third Quarter and 2000 First Nine Months principally reflect the factors described above.

Liquidity And Capital Resources

The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions. At September 30, 2000, we had cash and cash equivalents of $3,466,323 compared with $9,153,148 at December 31, 1999. The balance of cash and cash equivalents at September 30, 2000 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"). On February 25, 2000, 250 shares of the Series B Preferred Stock were converted into 371,909 shares of common stock at a conversion price of $6.91 per share. On October 12, 2000, the company raised an additional $7.5 million as a result of the issuance and sale in a private placement of its Series C Redeemable Convertible Preferred Stock ("Series C Preferred Stock"). The Company is using the net proceeds from the issuance of the Series B Preferred Stock and the Series C Preferred Stock for costs associated with technology development, tooling costs, creating and maintaining strategic alliances, payment of certain debt obligations and general working capital requirements.

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

Working capital at September 30, 2000, was $9,782,753 compared to $14,021,485 at December 31, 1999. The decrease in working capital reflects decreases in total current assets and total current liabilities of $5,305,228, and $1,066,496, respectively. The decrease in total current assets reflects decreases in cash and inventory of $5,686,825 and $646,065, respectively, offset by increases in accounts receivable and prepaid expenses and other current assets of $1,022,442, and $5,220, respectively. The decrease in current liabilities reflects a decrease in convertible notes of $1,485,077, offset by increases in trade accounts payable of $285,013, current portion of long-term debt of $36,904 and other current liabilities of $96,664.

The decrease in cash from December 31, 1999 to the period ending September 30, 2000 of $5,686,825 reflects $4,941,855 of net cash used in operating activities, $221,688 of net cash used in investing activities and $523,282 of net cash used in financing activities.

The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $7,006,072 net loss for the 2000 First Nine Months, a $1,022,422 increase in accounts receivable, a $420,436 increase in prepaid expenses and other current assets offset by a $646,065 decrease in inventory and a $285,013 increase in accounts payable. The increase in accounts receivables primarily reflects the increase in sales during the 2000 Third Quarter sales. The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, as well as increases in other service costs related to the remainder of 2000. The increase in accounts payable and the decrease in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Company's various product lines.

The cash used in investing activities is primarily attributable to investments in the Company's existing information systems, as well as, to a lesser extent, capital expenditures consisting of the ongoing upgrade of manufacturing dies and molds for Andrea Anti-Noise Products.

The net cash used in financing activities reflects the payment of the remaining principal amount of the Notes and the twenty-four month anniversary installment payment to the former shareholders of Lamar, partially offset by exercises of employee stock options.

Demand for the Company's products and technologies has required the Company to raise additional working capital to support operations. In addition, the acquisition of Lamar will require the Company to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. In June 1998, the Company raised $10 million through the issuance and sale of the Notes. In June 1999, the Company raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, the company raised $7.5 million through the issuance and sale of Series C Preferred Stock. We believe that our current levels of cash and our access to financing sources, provide sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. Notwithstanding the significance of sales of Andrea Anti-Noise Products as a percentage of our total sales during the 2000 First Nine Months, we cannot assure that demand will continue for these products or any of our other products, including future products related to our Andrea Microphone Array Products and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal sources of financing activities include the issuance to financial institutions of convertible debt and convertible redeemable preferred stock. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable in stock by us under convertible debt. A significant rise in interest rates could materially adversely affect our financial condition and results of operations. At September 30, 2000, there was $5 million of unconverted redeemable preferred stock. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto its foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit Number                  Description
       --------------                  -----------
         27                       Financial Data Schedule


(b)  Reports on Form 8-K

The Registrant did not file any Reports on Form 8-K during the three-month period ended September 30, 2000.




                                  SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ANDREA ELECTRONICS CORPORATION

 /s/ Christopher P. Sauvigne             President and Chief                         November 10, 2000
----------------------------               Operating Officer
 Christopher P. Sauvigne

 /s/ Richard A. Maue                     Senior Vice President, Chief                November 10, 2000
 Richard A. Maue                           Financial Officer, and Secretary