Form 10-K
period 2000-12-31
ANDREA ELECTRONICS CORP
filed 2001-03-30
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2000

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________

                         Commission file number 1-4324

                        ANDREA ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

            New York                                    11-0482020
----------------------------------        -------------------------------------
(State or other jurisdiction              (I.R.S.  employer identification no.)
 of incorporation or organization)

      45 Melville Park Road,
         Melville, New York                              11747
--------------------------------------     ------------------------------------
Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:           631-719-1800
                                                       ------------------------

Securities registered pursuant to
Section 12(b) of the Act:
                                                Name of each exchange on
          Title of each class                         which registered
--------------------------------------   --------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25,934,510 (based on the closing sale price on the American Stock Exchange).

         The number of shares outstanding of the registrant's Common Stock as of March 26, 2001, was 14,759,357.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III by Items 10, 11, 12, and 13 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of shareholders to be held on or about June 28, 2001, which will be filed by the registrant within 120 days after the close of its fiscal year.

                       EXHIBIT INDEX APPEARS IN ITEM 14


                               TABLE OF CONTENTS

TITLE PAGE

                  PART I

ITEM 1.  BUSINESS.............................................................1

ITEM 2.  PROPERTIES..........................................................11

ITEM 3.  LEGAL PROCEEDINGS...................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................13

ITEM 6.  SELECTED FINANCIAL DATA.............................................13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................14

ITEM 7A. QUANTATATIVE AND QUALATATIVE DISCLOSURE ABOUT MARKET RISK...........28

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................28

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...............................................29

         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................29

ITEM 11. EXECUTIVE COMPENSATION..............................................29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......29

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................29

         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....30


ITEM 1.  BUSINESS

Overview

     Andrea Electronics designs, develops and manufacturers state-of-the-art microphone technologies and equipment for enhancing speech-based applications software and communications that require high performance and high quality voice input.

     Andrea's products and technologies optimize the performance of speech-based applications software in markets such as:

     o    voice communication over the Internet;

     o speech recognition and dictation to desktop, laptop and hand-held computers;

     o    audio/video conferencing;

     o computer-based automobile monitoring and control systems for use by drivers and passengers;

     o electronic equipment for incorporation into home appliances and industrial and commercial office equipment that is activated and controlled by voice; and

     o interactive games where one or more players participate over the Internet.

     Our patented Active Noise Cancellation microphone and Active Noise Reduction earphone technologies help to ensure clear speech in personal computer and telephone headset applications. Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker's voice from background noise in the speaker's environment and then cancels the noise from the signal to be transmitted by the microphone. Active Noise Reduction earphone technology uses electronic circuits that distinguish the signal coming through an earphone from background noise in the listener's environment and then reduces the noise heard by the listener. Together with our lower-end noise cancelling headset products, these technologies and related products comprise our Andrea Anti-Noise line of business.

     Our patented and patent-pending Andrea Digital Super Directional Array and Andrea Direction Finding and Tracking Array technologies enable the person speaking to be several feet from the microphone, and frees the speaker from having to hold the microphone (we refer to this capability as "far-field" microphone use). Our DSDA and DFTA microphone products convert sound received by the array of microphones in the product into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two technologies represent the core technologies within our portfolio of far-field technologies. We are initially targeting our far-field microphone technologies at the market for personal computers designed for use in automobiles, trucks and buses to control sound systems, mobile telephones, satellite-based navigation systems, and other devices within vehicles. These technologies and related products comprise our Andrea Digital Signal Processing (DSP) Microphone and Software line of business.

     In May 1998, we acquired Lamar Signal Processing, Ltd., an Israeli corporation engaged in the development of scalable, digital signal processing-based directional, noise cancellation microphone technologies, which included primarily DSDA and DFTA. The consideration paid by Andrea for Lamar was approximately 1,800,000 shares of restricted common stock, $1,000,000 in cash and $2,000,000 in notes payable. We recorded the cash at stated value. We discounted the value of the notes payable to $1,615,000 to reflect Andrea's borrowing rate as well as the time value of the payments on the notes, and we discounted the value of the shares to $23,129,532 to reflect, among other things, trading restrictions on the shares. We believe that the acquired technologies, together with the research staff at Lamar, provide Andrea with noise filtering capabilities and performance that is superior to other DSP-based technologies in the marketplace, and unattainable in traditional mechanical-based microphone solutions.

     We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934. For several decades prior to our entry into the voice-activated computing market in the 1990's, our primary business was selling intercom systems for military and industrial use. We refer to this line of business as Aircraft Communications. We are seeking to apply our knowledge of the military and industrial markets to develop applications of our Andrea DSP Microphone and Software technologies.

Industry Background

     Our mission is to provide the emerging "voice interface" markets with state-of-the-art microphone and communication products. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies to be used for these "natural language, human/machine" interfaces with:

     o desktop, laptop and hand-held computers and mobile personal computing devices;

     o    military and commercial aircraft systems;

     o    cellular and other wireless communication devices; and

     o    automotive communication systems.

     We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments.

     High quality audio communication technologies is also required for emerging applications for microphones located several feet from the person speaking, or far-field microphone technology. Applications in this area range include:

     o continuous speech dictation to personal computer and personal data assistants;

     o multiparty video teleconferencing and software that allows participants to see and jointly edit documents, spreadsheets and other information; and

     o natural language-driven interfaces for automobiles, home and office automation.

     We believe that an increasing number of these devices will be introduced during the next several years.

Our Strategy

     Our strategy is to

     o maintain and extend our market position with our Andrea Anti-Noise products;

     o broaden our Andrea Anti-Noise product lines and Andrea DSP Microphone and Software product lines through internal research and development and, from time to time, strategic acquisitions;

     o design our products to satisfy specific end-user requirements identified by our collaborative partners; and

     o outsource manufacturing of some of our products in order to achieve economies of scale.

     An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with manufacturers of computing and communications equipment, software publishers, and distributors and retailers actively engaged in the various markets in which our products have application. In addition, we have been increasing our own direct marketing efforts.

     The success of our strategy will depend on our ability to, among other things,

     o increase sales of our line of existing Andrea Anti-Noise products and Andrea DSP Microphone and Software products.

     o    contain costs,

     o    manage growth,

     o introduce additional Andrea Anti-Noise products and Andrea DSP Microphone and Software products,

     o maintain the competitiveness of our technologies through successful research and development, and

     o    achieve widespread adoption of our products and technologies.

     We cannot assure that we will be able to accomplish these objectives. During 1999 and 1998, our computer manufacturing customer base shifted their purchases to lower-priced Andrea Anti Noise products in order to remain cost competitive in the personal computer marketplace. This shift forced us to reduce the selling prices of our less expensive products in order to remain competitive in the personal computer microphone marketplace. During 2000, in addition to the aforementioned price pressure, unit sales of Andrea Anti-Noise products to our computer-manufacturing customers declined significantly.

Our Technologies

     We design our Andrea Anti-Noise products and Andrea DSP Microphone and Software products to transmit voice signals with the high level of quality, intelligibility, and reliability required by the broad range of emerging voice-based applications in computing and telecommunications. We achieve this through the use of several audio technologies. Several of these technologies employ software processes that we believe are proprietary to us. Software processes of this type are commonly referred to as algorithms.

     Andrea Anti-Noise Products

     Noise Cancellation ("NC") Microphone Technology. This technology is based on the use of pressure gradient microphones to reduce the transmission of noise from the speaker's location. Instead of using electronic circuitry to reduce noise, pressure gradient microphones rely on their mechanical and accoustic design to do so. Our NC microphones are a less costly alternative to our ANC microphones and are well-suited for applications in which there is less background noise in the speaker's environment.

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

     Andrea DSP Microphone and Software Technology

     This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry to eliminate unwanted noise in the speaker's environment. Our Andrea DSP Microphone and Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. An example of this is a person driving an automobile who wants to control various systems in the car or communicate through a wireless telephone. We have also engineered our Andrea DSP Microphone and Software Products to be compatible with Universal Serial Bus, or USB, computer architecture. USB is a relatively new industry standard for connecting peripherals, such as microphones, earphones, headsets, keyboards, mice, joysticks, scanners and pointers to personal computers. We believe that our Andrea DSP Microphone and Software technology achieve far-field microphone performance previously unattainable through NC-type microphones based on mechanical acoustic designs and ANC-type microphones based on analog signal processing. Our Andrea DSP Microphone and Software Products are based on the use of the following technologies:

     Digital Super Directional Array (DSDA(TM)) Microphone Technology. Our patented DSDA microphone technology enables high quality far-field communications by centering microphone sensitivity on a user's voice and canceling noise outside of that signal. DSDA continuously samples the continually changing acoustic properties within an environment and adaptively identifies interfering noises that are extraneous to the voice signal, resulting in increased intelligibility of communications.

     Direction Finding and Tracking (DFTA(TM)). Our patent-pending DFTA technology utilizes an array of microphones, unique software algorithms and digital signal processing to detect the presence of a user's voice, determine the direction of the voice and track the speaker when he or she moves.

     PureAudio(TM). Our patent-pending PureAudio is a noise canceling algorithm that enhances applications that are controlled by speech by sampling the ambient noise in an environment and attenuating the noise from sources near or around the desired speech signals, thus delivering a clear audio signal. Designed specifically to improve the signal-to-noise ratio, PureAudio is effective in canceling stationary noises such as tires, computer fans, and engines.

     SuperBeam(TM). Our patent-pending SuperBeam is a highly accurate digital algorithm that forms an acoustic beam that extends from the microphone to the speech source in an environment. We believe SuperBeam provides a fixed noise reduction microphone solution for the typical acoustic environment found in room environments in which speech is used, such as in offices and homes. The microphone beam is generated by processing multiple microphone samples through pre-established digital filters and adding the outputs. The result is an optimum speech enhancement and noise reduction solution to a predefined setting. Because the beam is able to adapt to changes in the acoustic environment, this technology is sometimes called adaptive beamforming.

     EchoStop(TM). Patent-pending EchoStop is an advanced acoustic echo canceller developed for use with conferencing systems such as group audio and videoconferencing systems and cellular car phone kits. EchoStop allows true two-way communication (often referred to as full duplex) over a conferencing system, even when the system is used in large spatial environments that may be vulnerable to extensive reverberation. EchoStop incorporates noise reduction algorithms to reduce the background noise of both the microphone input and the loudspeaker output, thus preventing the accumulation of interfering noise over conferencing systems that allow communication among multiple sites.

Our Products and their Markets and Applications

     Our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our NC, ANC, ANR and DSP microphone technologies, and are designed to cancel background noise in a range of increasingly noisy environments, such as homes, offices and factories. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products for the following applications:

     - Speech recognition for word processing, database, and similar applications

     - Distance Learning (education through the use of Internet-based lessons as training information)

     -    Internet telephony and Voice Chat

     -    Voice-activated interactive games

     -    Cellular and other wireless telecommunications

     -    Hands-free car phone kits

     -    Speech enabled global positioning systems (GPS)

     - Telematics (the use of computer-controlled systems in automobiles and trucks)

     -    Audio/videoconferencing

     -    Professional audio systems

     -    Home networking automation systems

     -    Hand-held and other personal assistant devices


     We market and sell our products directly to end users through computer product distributors, through value-added resellers, to original equipment manufacturers and to software publishers. We began commercial sales of our Andrea Anti-Noise Products in 1995 with the introduction of the ANC-100. Since that time, a substantial amount of our revenue from Andrea Anti-Noise Products has been from the sale of our NC microphone products, particularly under collaborative arrangements with other companies who bundle our products with theirs. For more information about these collaborative arrangements, please refer to the information under the caption "Collaborative Arrangements".

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

     ANC Products. All of our ANC products are sold at retail, with suggested retail prices ranging from $39.95 to $169.95. Two of our ANC products are handsets consisting of a high fidelity earphone and ANC microphone system that closely resembles the traditional telephone handset. These ANC-200 also offers features such as near field and far field use and an "on/mute" function. Several of our higher end ANC headsets incorporate a newly developed speaker housing design that optimizes the acoustic performance of the earphone's digital sound capabilities with tenor and base attributes that are set, or pre-equalized, at the time of manufacture. We also offer a higher end stereo headset model that incorporate both our ANC and ANR technologies and that is equipped with a small audio amplifier.

     We have developed and manufacture a line of accessories for our Andrea Anti-Noise Products.

     Andrea ConnectSolutions(TM) - Personal Computer Telephone Interface ("PCTI"). The PCTI is a comprehensive desktop device that integrates computer applications controlled by speech and traditional telephony applications by connecting headset users to the telephone, to the computer, or to both simultaneously. Users can alternately or simultaneously conduct telephone conversations and use speech recognition to enter data or dictate into the PC, without having to pause or toggle between connectivity devices. The suggested retail price of the PCTI is $149.95.

     Andrea Wireless VoiceSolutions(TM) AWS-100. The AWS-100 is a simple head-mounted microphone system that incorporates infrared (IR) wireless microphone technology, as well as a unique, untethered design to allow increased mobility and high-quality voice transmission. The suggested retail price of the AWS-100 is $149.95.

     Andrea APS-100 Auxiliary Power Supply. The APS-100 is used when the computer microphone input on a user's computer has either no power or insufficient power for correct microphone operation. The suggested retail price of the APS-100 is $19.95.

     Andrea APS-100 Auxiliary Power Supply. The Andrea MC-100 Multimedia Audio Controller connects a PC headset or handset with a PC multimedia speaker system thereby allowing a user to conveniently switch between the headset/handset and the speaker system. The suggested retail price of the MC-100 is $29.95.

     Andrea DSP Microphone and Software Products

     Our Andrea DSP Microphone and Software Products include the following products:

     Andrea AutoArray(TM) Microphone ("AutoArray"). The AutoArray is a digital, high performance microphone system designed for computing applications in vehicles such as automobiles and trucks. We believe it is the first super-directional audio input device designed specifically for Auto PCs, global positioning systems (GPS) and cellular car phone kits. The AutoArray incorporates DSDA technology. The suggested retail price of the AutoArray is $199.95.

     Andrea DesktopArray(TM) Microphone ("DesktopArray"). Similar to the AutoArray, the DesktopArray incorporates DSDA technology. The DesktopArray is designed for natural, far-field desktop speech recognition and audio/videoconferencing computing. This is our most advanced desktop microphone, allowing for clear speech in untethered, hands-free applications. The suggested retail price of the DesktopArray is $149.95.

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

     Andrea Sound Card Array(TM). With the Andrea Sound Card Array, multiple streams of audio are captured by an array of microphones located in a small desktop device, providing four channels or paired and summed into two channels and passed to the sound card line input and converted for the host processor to enable DSDA processing. The Sound Card Array is currently available for applications controlled by speech running Microsoft Windows 98/Second
Edition or Microsoft Windows 2000 and supported by Andrea Electronics' partner products.

     Andrea PureAudio(TM). Andrea's PureAudio speech enhancement noise reduction software uses advanced algorithms to sample existing audio and subtract background noise that is repetitive in nature, such as embedded electrical and ambient environmental noise. PureAudio enhances the performance of speech applications such as speech recognition, voice over Internet protocol, Internet voice chat and videoconferencing applications by reducing noise that would interfere with a clear voice signal. The suggested retail price of PureAudio is $9.95.

     Andrea AudioCommander(TM). Offering an audio interface for controlling PC multimedia applications, AudioCommander includes controls to operate noise cancellation features, thereby enhancing microphone performance. The software also includes an audio wizard that sets microphone levels to optimize PC audio for speech-enabled applications including speech recognition, Internet telephony and command and speech control functions. AudioCommander is offered free through Andrea Electronics' e-commerce website.

Our Aircraft Communication Products

     For the industrial and military markets, our intercom systems and related components are designed primarily for avionics applications. The related components include intercoms, headsets, amplifiers, electronic control boxes and panels, and wiring harnesses. The prices of these components range from $100 to $5,000. Unfilled orders under government prime contracts and subcontracts for these products may be terminated at the convenience of the government under the provisions of statutes or regulations applicable to defense procurement contracts. In the event of such termination, we are entitled to reimbursement for costs incurred plus a percentage of profit. Sales under defense procurement contracts are also subject, in certain instances, to price redetermination proceedings. We believe that such proceedings, if any, would not have a material effect upon our earnings.

Our Collaborative Arrangements

     An important element of our strategy is to promote widespread adoption of our Andrea Anti-Noise technology by collaborating with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. For example, we have entered into such arrangements and/or relationships with International Business Machines Corporation ("IBM"), Microsoft Corporation ("Microsoft"), Intel Corporation and Clarion Corporation of America. We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

     IBM Procurement Agreement. In June 1995, we entered into a two-year procurement agreement with IBM covering the sale to IBM of Andrea Anti-Noise products for inclusion with IBM's personal computers. In 1996, we entered into an additional agreement with IBM for the sale to IBM of Andrea Anti-Noise computer headsets for inclusion with all shrink-wrapped copies of IBM's speech-enabled OS/2 "Merlin" software product. In 1997, we expanded our relationship with IBM by signing a procurement agreement to supply several models of Andrea Anti-Noise PC headsets, handsets and microphones to IBM for packaging with a full line of IBM's speech recognition software programs. We anticipate that our relationship with IBM will continue, but we cannot assure that this will happen. During 2000, 1999 and 1998, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees, and integrators accounted for 44%, 49%, and 61%, respectively, of our total sales.

     Microsoft Procurement Agreement. In January 1999, we entered a procurement agreement with Microsoft covering the sale by us to Microsoft of our patented NC-8 headset for inclusion in Microsoft Encarta Interactive English Learning software programs for various markets in various languages. This agreement also covers the inclusion of Andrea product brochures in the packaging for these and related Microsoft products. During 2000 and 1999, sales of our computer headsets to Microsoft approximated $500,000 and $300,000, respectively.

     Clever Devices Procurement Agreement. In March 2001, we entered a procurement agreement with Clever Devices to be the microphone supplier for its SpeakEasy II(TM) mass transit bus communication system. The integrated communication system utilizes Andrea Electronics' high performance digital microphone system to enable the clear voice communications in high noise, mass transit environments. Andrea Electronics' digital microphone array, incorporating its DSDA 2.0 algorithm and PureAudio 2.0(TM) noise reduction algorithm, reduces mass transit noises such as tire, engine and wind noise, as well as interfering passenger voices. As part of the agreement, Andrea is also providing Clever Devices with a proprietary digital signal processor reference design and a patented microacoustic mechanical design to be integrated with the SpeakEasy(TM) II communication system. Under our procurement agreement with Clever Devices, Clever Devices is not obligated to procure any minimum quantity of product from us, and as of the date of this annual report has not ordered any products from us.

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

     Andrea has been granted a total of 21 patents in the United States covering claims to its Andrea Anti-Noise and digital line of products technology and products. Counterparts of certain of these patents have been granted in other jurisdictions. Our utility patents cover various method and apparatus claims to our ANC, ANR, DSDA(TM) technology and products. These method and apparatus patents expire at various dates, ranging from 2010 to 2018. Our design patents cover claims to the design of various types of headsets and handsets, including a combined boom microphone headset and stand, a boom microphone headset, two tethered media/communications handsets with controls, and an untethered communications/media handset. These design patents expire at various dates, ranging from 2010 to 2013. One of the utility patents was granted to our Lamar Signal Processing subsidiary and expires in 2016. In addition, we have other U.S. and non-U.S. patent applications currently pending. We cannot assure that patents will be issued with respect to these applications or any other patent applications filed by us in the future.

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

Research and Development

     We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a "market and applications" approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and, frequently, directly with customers. The engineering staff is responsible for the research and development of new products and the improvement of existing products. Since 2000, substantially all of our research and development has been in support of developing Andrea DSP Microphone and Software Products and Technologies. Research and development expenses for 2000 increased 38% to $4,694,116 from $3,399,666 for 1999. We expect research and development expenses to increase as the Company seeks to broaden its line of Andrea Microphone Array Products and Technologies. No assurance can be given that our research and development efforts will succeed. See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

     We employ a sales staff as well as outside sales representative organizations to market our Andrea Anti-Noise Products, our Andrea DSP Microphone and Software Products and our Aircraft Communications Products. Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products are marketed to computer OEMs and related peripheral devices, distributors of personal computers and telecommunications equipment, software publishers, computer and consumer electronic retailers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers, Internet Content Developers, and retailers. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea Anti-Noise and Andrea DSP Microphone and Software Products. We are seeking to enter additional collaborative arrangements for marketing and selling our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products is critical to our success.

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

Competition

     The markets for our Andrea Anti-Noise Products, Andrea DSP Microphone and Software Products and Aircraft Communications Products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Our Andrea Anti-Noise Products compete primarily with products from Plantronics Inc., Labtec Inc. and Emkay Innovative Products Inc. Most of our current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than us. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than we can. We cannot assure that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, we have incurred significant price pressure, as well as, more recently, a decline in unit sales of Andrea Anti-Noise Products to our OEM customer base shipping continuous speech dictation products.

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

Employees

     At December 31, 2000, we had 121 employees, of whom 37 were engaged in production and related operations, 31 were engaged in research and development, and 53 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. During the first quarter of 2001, we undertook steps to reduce the number of our employees. For more information about this reduction, please see ITEM 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  Properties

     Andrea's corporate headquarters is located in Melville, New York. Our corporate headquarters is located in approximately 40,000 square feet of leased space which houses our production operations, research and development activities, sales, administration and executive offices. We also lease facilities in Utah and Israel dedicated for research and development, and in Hong Kong for production management and limited research and development activities. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and adequately insured. See Notes 6 and 13 to our Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Andrea was held on June 22, 2000. The results of this meeting were reported in our Form 10-Q for the six-month period ended June 30, 2000.

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Andrea's common stock is listed on the American Stock Exchange under the symbol "AND". The table below sets forth the high and low sales prices for Andrea's Common Stock as reported by the American Stock Exchange. On March 28, 2001, there were approximately 530 holders of record of Andrea's Common Stock.

    Quarter Ended                             High                         Low

    March 31, 1999                            12                           6.25
    June 30, 1999                             12.75                        6.38
    September 30, 1999                         7.81                        5
    December 31, 1999                         10                           6.38
    March 31, 2000                            17.75                        7
    June 30, 2000                             11.63                        5.75
    September 30, 2000                         9.25                        5.31
    December 31, 2000                          7.65                        1.80

No common stock dividends were paid in 2000 or 1999.

ITEM 6.  Selected Financial Data

                                                                       DECEMBER 31,
                                                                       ------------
                                          2000              1999              1998            1997           1996
                                          ----              ----              ----            ----           ----
INCOME STATEMENT DATA
Sales                                    $15,567,664        $17,112,487     $21,304,570     $26,429,804     $9,244,109
Cost of Sales                             11,279,649         11,908,751      14,178,871      16,077,801      5,913,091
Gross Profit                               4,288,015          5,203,736       7,125,699      10,352,003      3,331,018
Research and Development                   4,694,116          3,399,666       2,016,684       1,106,880        988,483
General, Administrative and
     Selling Expenses                      9,373,025          8,954,805      13,002,959       5,753,130      3,872,919
Income (Loss) from Operations             (9,779,126)        (7,150,735)     (7,893,944)      3,491,993     (1,530,384)
Other Income (Expense)                       204,774            (26,258)      1,447,989          76,864        (13,833)
Income (Loss) Before Provision
     (Benefit) for Income Taxes           (9,574,352)        (7,176,993)     (6,445,955)      3,568,857     (1,544,217)
Provision (Benefit) for Income
     Taxes                                   --                --                --             154,461     (1,222,000)
Net Income (Loss)                         (9,574,352)        (7,176,993)     (6,445,955)      3,414,396       (322,217)
Preferred Stock Dividends                    351,209            195,843          --              --             --
Net Income (Loss) attributable to
     Common Shareholders                $ (9,925,561)      $ (7,372,836)    $(6,445,955)    $ 3,414,396      $(322,217)
Earnings (Loss)
     Per Share
       Basic                                  $ (.72)            $ (.56)         $ (.61)          $ .42          $(.05)
       Diluted                                $ (.72)            $ (.56)         $ (.61)          $ .39          $(.05)

BALANCE SHEET DATA
Current Assets                           $19,161,845        $19,315,415     $18,818,190     $14,430,645    $ 9,926,077
Total Assets                             $47,272,866        $49,853,402     $50,681,940     $17,789,184   $ 10,794,250
Current Liabilities                       $4,126,794         $5,293,930      $4,481,074      $2,643,986    $ 1,090,003
Total Liabilities                         $4,322,661         $6,001,769      $7,103,040      $2,682,486    $ 3,286,289
Redeemable Securities                    $12,162,725         $7,187,077      $  --           $  --         $   --
Total Equity                             $30,787,480        $36,664,556     $43,578,900     $15,106,698    $ 7,507,961



Quarterly Results and Seasonality

         The following table sets forth unaudited financial data for each of Andrea's last eight fiscal quarters.


                                      Year Ended December 31, 1999                       Year Ended December 31, 2000
                            ------------------------------------------------  ------------------------------------------------
                              First      Second       Third      Fourth          First      Second       Third      Fourth
                             Quarter     Quarter     Quarter     Quarter        Quarter     Quarter     Quarter     Quarter
-------------------------- -------------------------------------------------  ------------------------------------------------
  Income Statement Data:
    Net Sales              $4,664,135  $4,324,079  $4,326,098   $3,798,175    $3,201,484  $3,181,268  $5,318,936  $3,865,976
    Gross Profit            1,364,819   1,332,005   1,372,582    1,134,330       802,309     814,915   1,546,625   1,124,166
    Loss from Operations
                           (1,692,463) (1,741,930) (1,681,747)  (2,034,595)   (2,489,467) (2,527,636) (2,092,278) (2,669,745)
    Net Loss               (1,744,948) (1,758,032) (1,656,086)  (2,017,927)   (2,484,621) (2,476,013) (2,045,438) (2,568,280)
    Preferred Stock
    Dividends                   -           8,525      94,097       93,221        91,377      60,410      60,577     138,845
    Net Loss
    Attributable to
    Common Shareholders    (1,744,948) (1,766,557) (1,750,183)  (2,111,148)   (2,575,998) (2,536,423) (2,106,015) (2,707,125)
    Basic and Diluted
    Loss per Share              (0.13)      (0.13)      (0.13)       (0.16)        (0.19)      (0.18)      (0.15)      (0.19)


     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Our mission is to provide the emerging "voice interface" markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

     Examples of the applications and interfaces for which Andrea Anti-Noise(R) Products and Andrea DSP Microphone and Software Products provide benefits include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; military and commercial aircraft communications; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devises, military and commercial aircraft systems, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Software Products use "far-field" digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

     In order to complement our internal efforts to develop digital signal processing technology, in May 1998, we acquired Lamar Signal Processing, Ltd., an Israeli corporation engaged in the development of DSP noise cancellation microphone solutions for voice-driven interfaces covering a wide range of audio and acoustic applications. This acquisition resulted in a substantial amount of goodwill and other intangible assets. The amortization of the goodwill and other intangible assets has a significant, negative, non-cash impact on our results of operations. See Note 3 to our Consolidated Financial Statements.

     We outsource the assembly of most of our Andrea Anti-Noise(R) Products from purchased components, and we are currently assembling our Andrea DSP Microphone and Software Products from purchased components at our New York and Israeli facilities. We manufacture our Aircraft Communications Products at our New York facility.

Cautionary Statement Regarding Forward-Looking Statements

     Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 and other items set forth in this Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

Because our operating results are subject to significant fluctuation, period-to-period comparisons of our operating results may not necessarily be meaningful and you should not rely on them as indications of our future performance.

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

     - fluctuations in the computer and communications hardware and software marketplace; and

     -    general economic conditions.


     Our revenue for the year ended December 31, 2000 was approximately $15.6 million compared to approximately $17.1 million for the year ended December 31, 1999. For the year ended December 31, 2000, we had a net loss of approximately $9.6 million versus a net loss of $7.2 million for the year ended December 31, 1999. We continue to experience significant price pressure on our Andrea Anti-Noise Products, and more recently, we have experienced a decline in unit sales of these products to those of our customers who bundle them with their continuous speech dictation products. In response, we are examining opportunities for cost-reduction, production efficiencies and further diversification of our business. But to remain competitive, we intend to continue incurring substantial research and development, marketing and general and administrative expenses. We may not be able to easily and quickly reduce these expenses if our sales revenue falls below our expectations and, therefore, our net income or loss may be disproportionately affected by any reduction in sales revenue. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. As a result of these factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital, we may be required to significantly reduce, or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected.

     From time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Additional capital may not be available on favorable terms, if at all. Additionally, we may only be able to obtain funds through arrangements that require us to relinquish rights to our products, technologies or potential markets.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution

     Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 35,000,000 shares of common stock presently authorized, 14,759,357 were outstanding as of March 26, 2001. This does not include 5,243,125 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan and shares of our common stock reserved for further awards under the 1998 Stock Plan and 6,411,140 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants. In addition, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd. Trading restrictions on 1,200,000 of these 1,800,000 shares have expired, and trading restrictions on the remaining 600,000 shares expire on May 5, 2001. As these trading restrictions expire, these shares are subject to demand and piggyback registration rights. To date, 902,880 of the 1,800,000 shares have been registered for sale under the Securities Act of 1933.

Conversions of our Series B convertible preferred stock and Series C convertible preferred stock may result in substantial dilution to other holders of our common stock.

     Currently, we have 348 shares of Series B convertible preferred stock and 750 shares of Series C convertible preferred stock outstanding. Both the Series B convertible preferred stock and the Series C convertible preferred stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over any sixty day period. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

As the price of our common stock decreases, the number of shares of common stock issuable upon conversion of our Series B convertible preferred stock and Series C convertible preferred stock increases.

     The variable conversion price of the Series B convertible preferred stock and any reset of the conversion price of the Series C convertible preferred stock are functions of the market price of our common stock. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of each series will increase.

     The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 348 shares of Series B Convertible Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% additional amount is paid in cash:

                    Number of Shares of Common Stock  Percentage of Outstanding
Conversion Price      Issuable Upon Conversion(1)          Common Stock(2)
----------------   --------------------------------   -------------------------
     $1.00                   3,480,000                         19%
     $2.00                   1,740,000                         11%
     $3.00                   1,160,000                          7%
     $4.00                    870,000                           6%
     $5.00                    696,000                           5%
     $6.00                    580,000                           4%
     $7.00                    497,143                           3%
     $8.00                    435,000                           3%

(1) The Series B Holder is prohibited from converting its holdings of the Series B Convertible Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over any sixty day period, 9.99% of the outstanding shares of our common stock following such conversion and, in the event that, on a cumulative basis, the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock would exceed 19.9% of our common stock outstanding on June 18, 1999, approval of our shareholders would be required.

(2) Based on 14,759,357 shares of common stock outstanding as of March 26, 2001.

     The following table illustrates, as of any reset date and assuming the conversion price indicated is lower than the then applicable conversion price on that date, the varying amounts of shares of common stock that would be issuable upon conversion of all outstanding 750 shares of Series C convertible preferred stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 5% additional amount is paid in cash:

                   Number of Shares of Common Stock   Percentage of Outstanding
Conversion Price     Issuable Upon Conversion(1)             Common Stock(2)
----------------   --------------------------------   -------------------------
   $1.00                7,500,000                               34%
   $2.00                3,750,000                               20%
   $3.00                2,500,000                               14%
   $4.00                1,875,000                               11%
   $5.00                1,500,000                                9%
   $6.00                1,250,000                                8%
   $7.00                1,071,429                                7%

(1) The Series C Holder is prohibited from converting its holdings of the Series C Convertible Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over any sixty day period, 9.99% of the outstanding shares of our common stock following such conversion and, in the event that, on a cumulative basis, the shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock would exceed 19.9% of our common stock outstanding on October 10, 2000, approval of our shareholders would be required.

(2) Based on 14,759,357 shares of common stock outstanding as of March 26, 2001.

     The following table illustrates the varying amounts of shares of common stock that would be issuable upon conversion of all 348 outstanding shares of Series B convertible preferred stock and all 750 outstanding shares of Series C convertible preferred stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that all additional amounts are paid in cash:

                    Number of Shares of Common Stock  Percentage of Outstanding
Conversion Price(1)   Issuable Upon Conversion(2)            Common Stock(3)
------------------- --------------------------------  -------------------------
       $1.00                 10,980,000                           43%
       $2.00                  5,490,000                           27%
       $3.00                  3,660,000                           20%
       $4.00                  2,745,000                           16%
       $5.00                  2,196,000                           13%
       $6.00                  1,830,000                           11%
       $7.00                  1,568,572                           10%

(1) The calculation assumes that the conversion price of the Series B and Series C convertible preferred stock are equal. This could occur at any reset date on which the conversion price for the Series C convertible preferred stock is adjusted down to the Series B convertible preferred stock conversion price. The conversion price of the Series B convertible preferred stock would be the prevailing market price.

(2) The Series B and Series C holder is prohibited from converting the Series C or Series B convertible preferred stock, or from exercising the warrants issued in connection with the Series B convertible preferred stock, in some circumstances.

(3) Based on 14,759,357 shares of common stock outstanding as of March 26, 2001.

Sales of an increased number of shares of common stock issued upon conversion of the Series B convertible preferred stock and the Series C convertible preferred stock resulting from a declining market price for our common stock can cause the market price of our common stock to decline further.

     Disregarding the manner in which the shares of common stock issued upon conversion of the Series B convertible preferred stock and the Series C convertible preferred stock are sold as well as any other factors such as reactions to our operating results and general market conditions which may be operative in the market as such time, an increase in the number of shares of common stock eligible for sale can cause a decrease in the market price of our common stock. This decrease could reduce the conversion prices of the Series B convertible preferred stock and the Series C convertible preferred stock, leading to a further increase in the number of shares of common stock issuable upon future conversions and a further decline in our stock price.

If we are unable to obtain shareholder approval for issuances of common stock upon conversions of our Series B convertible preferred stock and Series C convertible preferred stock that exceed 19.99% of our outstanding common stock, we may have to pay substantial penalties.

     Because there is no floor on the conversion prices of the Series B convertible preferred stock and Series C convertible preferred stock, we may ultimately be required to issue an amount of common stock exceeding 19.99% of our outstanding common stock upon conversion of the Series B convertible preferred stock and Series C convertible preferred stock. We cannot, however, issue shares of common stock that would exceed 19.99% of our outstanding common stock unless we obtain the approval of our shareholders. If we are required to obtain this approval of our shareholders and we are unable to do so, we will be forced to pay the holder of the Series B convertible preferred stock and the Series C convertible preferred stock substantial penalties until we obtain this approval. In addition, if shareholder approval is not obtained by a required date, then the holder of the Series B convertible preferred stock and Series C convertible preferred stock may force us to redeem all or a portion of the preferred shares (the 19.99% test for each of the Series B convertible preferred stock and the Series C convertible preferred stock is calculated based on the number of shares of common stock outstanding on the date of such issuances).

Short sales of our common stock may be attracted by or accompany conversions of Series B convertible preferred stock and Series C convertible preferred stock, which sales may cause downward pressure upon the price of our common stock

     Short sales of our common stock may be attracted by or accompany the sale of converted common stock, which in the aggregate could cause downward pressure upon the price of the common stock, regardless of our operating results, thereby attracting additional short sales of the common stock. The result of conversions of the Series B and Series C convertible preferred stock at declining conversion prices would be increasing and substantial dilution of the interests of the other holders of common stock.

If we fail to market and commercialize our Andrea Anti-Noise and Andrea Digital Signal Processing Microphone and Software products, our revenues may not increase at a high enough rate to improve our results of operations or at all.

     Our business, results of operations and financial condition depend on successful commercialization of our Andrea Anti-Noise and Andrea DSP Microphone and Software products and technologies. Since we began sales of the initial Andrea Anti-Noise products in 1995, we have been expanding the number of products in this line. We introduced our first Andrea Digital Super Directional Array products in 1998 and we are initially targeting these and our other Andrea DSP Microphone and Software products at the market for computer-based automobile monitoring and control systems for use by drivers and passengers. This market is commonly referred to as the automobile telematics market. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries.

If we are unable to obtain market acceptance of our voice interface and Internet communications products and technologies or if market acceptance of these products and technologies occurs at a slow rate, then our business, results of operations and financial condition will be materially and adversely affected.

     We and our competitors are focused on developing and commercializing products and technologies that enhance the use of voice, particularly in noisy environments, for a broad range of computer and communications applications. These products and technologies have been rapidly evolving and the number of our competitors has grown, but the markets for these products and technologies are subject to a high level of uncertainty and have been developing slowly. We, alone or together with our industry, may be unsuccessful in obtaining market acceptance of these products and technologies.

If we fail to develop and successfully introduce new products and technologies in response to competition and evolving technology, we may not be able to attract new customers or retain current customers.

     The markets in which we sell our Andrea Anti-Noise and Andrea DSP Microphone and Software products and our traditional line of military and industrial products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. One or more of these competitors may independently develop technologies that are substantially equivalent or superior to our technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

     We are currently engaged in the development of digital signal processing products and technologies for the voice, speech and natural language interface markets. We may not succeed in developing these new digital signal processing products and technologies, and any of these new digital signal processing products or technologies may not gain market acceptance.

     In the markets for our traditional products, we often compete with major defense electronics corporations as well as smaller manufacturing firms which specialize in supplying products and technologies for specific military initiatives.

     Further, the markets for our products and technologies are characterized by evolving industry standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

If our marketing collaborators do not effectively market those of their products with which our products are included or incorporated, our sales growth could be adversely affected.

     We have entered into several collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea Anti-Noise products and Andrea DSP Microphone and Software products through inclusion or incorporation with the products of our collaborators. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators to market those of their products with which our products are included or incorporated. Our collaborators may not successfully market these products. In addition, our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies, and we have no control over their marketing efforts. Furthermore, our collaborators may develop their own microphone, earphone or headset products that may replace our products or technologies or to which they may give higher priority. We have also established direct marketing arrangements with large electronic and computer retail chains in the United States, as well as with distributors in Europe and the Americas. These channels may not devote sufficient resources to support the sale of our products.

If we fail to maintain sales of Andrea Anti-Noise products and Andrea DSP Microphone and Software products to IBM, we would experience a material adverse effect on our business, results of operations and financial condition.

     We are substantially dependent on our product procurement relationship with IBM. During the years ended December 31, 2000, 1999 and 1998, IBM and several of IBM's affiliates, distributors, licensees and integrators accounted for 44%, 49% and 61%, respectively, of our net sales. IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors.

Shortages of, or interruptions in, the supply of more specialized components for our Andrea Anti-Noise products and Andrea DSP Microphone products could have a material adverse effect on our sales of these products.

     We conduct assembly operations at our facilities in New York and Israel and through subcontractors using purchased components. Some specialized components for the Andrea Anti-Noise and Andrea DSP Microphone products, such as microphones and digital signal processing boards, are available from a limited number of suppliers and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if our sales of Andrea Anti-Noise and Andrea DSP microphone products increase substantially or market demand for these components otherwise increases.

If our subcontractor fails to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

     We conduct assembly operations at our facilities in New York and Israel and through subcontracting. During initial production runs of Andrea Anti-Noise and Andrea DSP Microphone products, we perform assembly operations at our New York facility from purchased components. As sales of any particular product increase, assembly operations are primarily transferred to a subcontractor in Asia.

Our ability to compete may be limited by our failure to adequately protect our intellectual property or by patents granted to third parties.

     We rely on a combination of patents, patent applications, trade secrets, copyrights, trademarks, nondisclosure agreements with our employees, licensees and potential licensees, limited access to and dissemination of our proprietary information, and other measures to protect our intellectual property and proprietary rights. However, the steps that we have taken to protect our intellectual property may not prevent its misappropriation or circumvention. In addition, numerous patents have been granted to other parties in the fields of noise cancellation, noise reduction, computer voice recognition, digital signal processing and related subject matter. We expect that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Claims of this type could have an adverse effect on our ability to manufacture and market our products or to develop new products and technologies, because the parties holding these patents may refuse to grant licenses or only grant licenses with onerous royalty requirements. Moreover, the laws of other countries do not protect our proprietary rights to our technologies to the same extent as the laws of the United States.

An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition.

     From time to time we are subject to litigation incidental to our business. For example, we are subject to the risk of adverse claims, interference proceedings before the U.S. Patent and Trademark Office, oppositions to patent applications outside the United States, and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.

     As more fully described in "Item 3. Legal Proceedings" of this annual report, on November 17, 1998 a complaint was filed against us in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. and NCT Hearing Products, Inc., one of NCT's subsidiaries, requesting a declaration that two of our patents, which relate to active noise reduction technology applicable to aircraft passenger headphones, are invalid and unenforceable and that these patents are not being infringed by NCT's products. The complaint also seeks to enjoin us from engaging in certain alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees.

     On December 30, 1998, we filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. The counterclaims seek injunctive relief for patent infringement, trademark infringement, false designation of origin and unfair competition. We are also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. During the second half of 1999, both NCT and Andrea submitted briefs to the court on whether to have an early hearing on the meaning of the claims in the two Andrea patents. This type of hearing is called a "Markman Hearing." We are unable to anticipate when the court will issue a decision on this question. We and NCT are proceeding with discovery, including document production and depositions. If this suit is ultimately resolved in favor of NCT, we could be materially adversely effected. We believe, however, that NCT's allegations are without merit and we intend to vigorously defend ourselves and to assert against NCT the claims described above.

     As more fully described in "Item 3. Legal Proceedings" of this annual report, on March 11, 1999, we were notified about a claim filed with the New York State Environmental Protection and Spill Compensation Fund by the owners (Mark J. Mergler and Ann Mergler) of property adjoining our former Long Island City facility. This claim alleges property damages arising from petroleum migrating from our former facility and was purportedly detected in the basement of the claimants' property. In their claim to the fund, the claimants alleged that their property has been damaged and that they have incurred remedial costs. In the event the fund honors this claim in whole or in part, we may be liable to reimburse the fund. The New York State Department of Environmental Conservation has asserted a demand that we investigate and remediate the discharge of petroleum from a fuel oil storage tank at our former Long Island City facility, and determine whether the petroleum discharge has migrated to the claimants' adjoining property.

     We engaged environmental consultants to investigate the discharge from the fuel oil storage tank and we are currently funding remediation work. We denied, however, the allegations that any petroleum discharge has migrated to the claimant's property and objected to the claim made by the claimant to the fund. On September 2, 1999, a civil action related to this matter was commenced in the Nassau County Supreme Court by Mark J. Mergler and Ann Mergler. The plaintiffs allege that the fuel oil released from the heating system of our former facility has migrated beneath and onto the neighboring property causing in excess of $1,000,000 in direct and consequential damages. The plaintiffs' allegations against us include, negligence, nuisance and strict liability under the New York State Navigation Law. We have submitted an answer denying the allegations and all liability relating to the alleged property damage. This lawsuit is at an early stage and we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

     We have been seeking to increase our sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the year ended December 31, 2000, sales to customers outside the United States accounted for approximately 30% of our net sales. International sales and operations are subject to a number of risks, including:

     o    trade restrictions in the form of license requirements;

     o    restrictions on exports and imports and other government controls;

     o    changes in tariffs and taxes;

     o    difficulties in staffing and managing international operations;

     o    problems in establishing and managing distributor relationships;

     o    general economic conditions; and

     o    political and economic instability or conflict.

     To date, we have invoiced our international sales in U.S. dollars, and have not engaged in any foreign exchange or hedging transactions. We may not continue to be able to invoice all our sales in U.S. dollars and to avoid engaging in foreign exchange or hedging transactions. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition or require us to incur hedging costs to counter such fluctuations.

If we are unable to attract and retain the necessary managerial, technical and other personnel necessary for our business, then our business, results of operations and financial condition will be harmed.

     Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain additional highly qualified managers and technical personnel. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future.

Results Of Operations

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales

     Sales for the year ended December 31, 2000 were $15,567,664, a decrease of 9% from sales of $17,112,487 for the year ended December 31, 1999. The decrease in sales for the year ended December 31, 2000 reflects an approximate 10% decrease in sales of Andrea Anti-Noise Products to $11,974,410, or 77% of total sales and an approximate 23% decrease in sales of our Aircraft Communications Products, to $2,923,031, or 19% of total sales, both offset by initial sales of Andrea DSP Microphone and Software Products of $670,223, or 4% of total sales. The primary reasons for the decrease of Andrea Anti Noise Product sales during 2000 were a significant decline in headset unit shipments to IBM and, to a lesser extent, continued price pressures from IBM. In addition, the decrease from 1999 reflects a decline in Aircraft Communication Product sales as a result of a product transformation required to meet future demand for printed circuit and digital-based intercom systems. Initial sales of Andrea DSP Microphone and Software Products were primarily comprised of shipments of Andrea's far-field microphone products for use with business videoconferencing systems, professional audio microphones and desktop speech dictation applications. For the year ended December 31, 2000, sales of our computer headsets to one customer and certain of that customer's affiliates, distributors, licensees and integrators accounted for approximately 44% of our total sales.

Cost of Sales

     Cost of sales as a percentage of sales for the year ended December 31, 2000 increased to 72% from 70% for the year ended December 31, 1999. This increase in cost of sales percentage is primarily a result of lower than expected Andrea Anti-Noise and Aircraft Communications production and sales (described above under "Sales") over which to spread the Company's pool of fixed overhead costs.

Research and Development

     Research and development expenses for the year ended December 31, 2000 increased 38% to $4,694,116 from $3,399,666 for the year ending December 31, 1999. This increase is due to the Company's continuing efforts to develop its digital signal processing microphone and software technologies, coupled with, to a lesser extent, efforts in Aircraft Communication technologies. Research and development in DSP-based technology at the Company is focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's array microphone technologies obtained through the acquisition of Lamar Signal Processing, Ltd. ("Lamar") in May 1998. Correspondingly, the activities of Lamar accounted for approximately 28% of the total research and development expenses during 2000. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is superior to other known DSP-based technologies in the marketplace, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide the Company with a significant competitive advantage. For 2001, we expect total research and development spending to approach levels similar to that of 2000.

General, Administrative and Selling Expenses

     General, administrative and selling expenses increased approximately 5% to $9,373,025 for the year ended December 31, 2000 from $8,954,805 for the year ended December 31, 1999. The slight increase was due to an increase in sales and marketing expenses during the second half of the year associated with sales efforts in the automotive telematics market, as well as increases in overall sales and marketing salaries. The Company implemented a cost reduction plan aimed at cutting costs that are not integral to the execution of the Company's overall strategy, and to ensure conservative spending during the current period of economic uncertainty. Included in the Company's cost reduction initiatives was a reduction in workforce which was implemented during February of 2001, representing a reduction of approximately 25% of the Company's then total workforce.

Other Income (Expense)

     Other income for the year ended December 31, 2000 was $204,774 compared to other expense of $26,258 for the year ended December 31, 1999. The increase is due to interest earned on higher cash balances throughout 2000, coupled with other miscellaneous income generated during 2000.

Provision for Income Taxes

     The Company did not record income tax expense for the year ending December 31, 2000 in light of the net loss recorded for the period. Furthermore, the realization of a portion of the Company's reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings. To the extent Andrea's management believes that, more likely than not, previously reserved deferred tax assets will be realized, Andrea will reduce the reserve accordingly. See Note 12 to our Consolidated Financial Statements.

Net Loss

     Net loss for the year ended December 31, 2000 was $9,574,352 compared to a net loss of $7,176,993 for the year ended December 31, 1999. The net loss for the year ended December 31, 2000 principally reflects the factors described above.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Sales

     Sales for the year ended December 31, 1999 were $17,112,487, a decrease of 20% from sales of $21,304,570 for the year ended December 31, 1998. The decrease in sales for the year ended December 31, 1999 reflects an approximate 23% decrease in sales of Andrea Anti-Noise Products to $13,310,138, or 78% of total sales, and an approximate 6% decrease in sales of our Aircraft Communications Products, to $3,802,349, or 22% of total sales. The primary reasons for the decrease of Andrea Anti Noise Product sales during 1999 were the lower volumes and lower price/lower margin sales of PC headsets to the Company's original equipment manufacture (OEM) customers. For the year ended December 31, 1999, sales of our computer headsets to one customer and certain of that customer's affiliates, distributors, licensees and integrators accounted for approximately 49% of our total sales.

Cost of Sales

     Cost of sales as a percentage of sales for the year ended December 31, 1999 increased to 70% from 67% for the year ended December 31, 1998. This increase in cost of sales percentage is primarily a result of the shift in product mix described above under "Sales".

Research and Development

     Research and development expenses for the year ended December 31, 1999 increased 69% to $3,399,666 from $2,016,684 for the year ending December 31, 1998. This increase is due to the Company's continuing efforts to develop its digital signal processing microphone and software technologies, coupled with, to a lesser extent, efforts in computer/telephony headset technologies. The activities of Lamar accounted for approximately 20% of the total research and development expenses during 1999.

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

Liquidity And Capital Resources

     The Company's principal sources of funds have historically been, and are expected to continue to be, gross cash inflows from operations and proceeds from the sale of convertible notes and redeemable convertible preferred stock to certain financial institutions. At December 31, 2000, we had cash and cash equivalents of $9,151,835 compared with $9,153,148 at December 31, 1999. The balance of cash and cash equivalents at December 31, 2000 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series C Redeemable Convertible Preferred Stock on October 10, 2000 (the "Series C Preferred Stock"). The Company is using the net proceeds from the issuance of the Series C Preferred Stock primarily for costs associated with:

     1)   research and development,

     2) creating and maintaining strategic alliances, which includes, among other things, sales and marketing salaries, substantial travel costs to market our products and technologies, product fulfillment costs and technical assistance, and other general support costs for existing and potential partners,

     3)   payment of certain debt obligations,

     4)   professional fees, and

     5)   general working capital requirements.

     In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, and $500,000 was paid on each of the six, twelve and twenty-four month anniversaries of the closing date, with the remainder payable on the thirty-six month anniversary of the closing. The approximate $500,000 in additional cash consideration remaining, due on the thirty-six month anniversary of the closing, is recorded as current portion of long-term debt in the accompanying consolidated balance sheet.

     Working capital at December 31, 2000 was $15,035,051 compared to $14,021,485 at December 31, 1999. The increase in working capital reflects a decrease in total current liabilities of $1,167,136, partially offset by a decrease in total current assets of $153,570. The decrease in current liabilities primarily reflects a $1,485,077 decrease in convertible notes (representing the payment of the remaining obligation of convertible notes issued in June 1998), offset by a $266,355 increase in other current liabilities. The decrease in total current assets primarily reflects a decrease in inventory of $838,709 and a decrease in prepaid expenses and other current assets of $46,558, offset by an increase in accounts receivable of $733,010.

     The decrease in cash of $1,313 reflects $6,680,509 of net cash used in operating activities, $369,970 of net cash used in investing activities and $7,049,166 of net cash provided by financing activities.

     The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $9,574,352 net loss for the year ended December 31, 2000, a $733,010 increase in accounts receivable, a $257,657 increase in other assets, a $287,544 increase in prepaid expenses and other current assets, and a $323,798 decrease in other current liabilities, partially offset by a $838,709 decrease in inventory. The increase in accounts receivable primarily reflects the level of the third and fourth quarter sales, coupled with timing of sales collection. Generally, the Company collects receivables from sales within two months. The increase in other assets primarily reflects increases in patent and trademark costs associated with the Company's proprietary technologies. The increase in prepaid expenses and other current assets, the decrease in other current liabilities, as well as the decrease in inventory, primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea Anti-Noise and Aircraft Communication products lines.

     The cash used in investing activities is primarily attributable to investments in the Company's existing information systems, as well as, to a lesser extent, capital expenditures consisting of the ongoing upgrade and purchases of manufacturing dies and molds for the Company's product lines.

     The net cash provided by financing activities reflects the issuance and sale of the Series C Preferred Stock and the exercises of employee stock options, offset by the payment of the remaining principal amount of the Notes and the twenty-four month anniversary installment payment to the former shareholders of Lamar.

     Demand for the Company's products and technologies has required the Company to raise additional working capital to support operations. In addition, the acquisition of Lamar will require the Company to continue to provide working capital to support Lamar's operations and to repay notes to the sellers of Lamar. In December 1995, April 1996, August 1996 and June 1998, the Company raised working capital through the issuance of convertible subordinated debentures. In June 1999, the Company raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, the Company raised $7.5 million through the issuance and sale of Series C Preferred Stock. We believe that our current levels of cash, anticipated gross cash flows from operations, as well as our access to financing sources, provide sufficient liquidity and capital resources to fund working capital requirements for at least twelve to eighteen months. Notwithstanding the significance of sales of Andrea Anti-Noise Products as a percentage of our total sales during 2000, we cannot assure that demand will continue for these products or any of our other products, including future products related to our Andrea Digital Signal Processing Microphone and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our principal source of financing is the issuance of convertible debt with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. A significant rise in interest rates could materially adversely affect our financial condition and results of operations. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedule listed in Item 14(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART V

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to directors and executive officers is incorporated by reference to the information captioned "Election of Directors" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 28, 2001. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated thereunder is incorporated by reference to the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 28, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information captioned "Security Ownership" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information captioned "Certain Relationships and Related Party Transactions" included in the Company's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 28, 2001.

                                    PART VI

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The following financial statements of Andrea Electronics Corporation, the notes thereto, the related reports thereon of independent public accountants, and financial statement schedules are filed under Item 8 of this Report.

                                                                           Page
                                                                           ----
     Report of Independent Public Accountants                               F-1

     Consolidated Balance Sheets at December 31, 2000 and 1999              F-2

     Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998                                       F-3

     Consolidated Statements of Shareholders' Equity for the
     three years ended December 31, 2000                                    F-4

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998                                       F-5

     Notes to Consolidated Financial Statements                             F-6

(2)  Index To Financial Statement Schedules

     Report of Independent Public Accountants on Schedule                   S-1

     Schedule II - Valuation and Qualifying Accounts                        S-2

(3)  Exhibits

     See (c) below.

     (b) Reports On Form 8-K

     On October 12, 2000, the Registrant filed a Current Report on Form 8-K relating to the issuance of its Series C convertible preferred stock.

     (c) Exhibits

                               INDEX TO EXHIBITS

Exhibit
Number      Description
--------    -----------

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

3.4 Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

3.5 Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed October 12, 2000)

3.6         Amended By-Laws of Registrant (incorporated by reference to
            Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

4.1 Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant's 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form S-3, No. 333-61115, filed August 10, 1998)

4.2 Securities Purchase Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.3 Registration Rights Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.4 Form of Warrant by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

4.5 Securities Purchase Agreement, dated October 5, 2000, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed October 12, 2000)

4.6 Registration Rights Agreement, dated October 5, 2000 by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed October 12, 2000)

4.7 Rights Agreement dated as of April 23, 1999 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 7, 1999)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2 1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement in connection with the annual meeting of shareholders held on June 22, 2000)

10.3* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the three month period ended June 30, 1995)

10.4 Employment Agreement, dated as of April 12, 2000, by and between John N. Andrea and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.5 Employment Agreement, dated as of April 12, 2000, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.6 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.7 Employment Agreement, dated as of November 20, 1998, by and between Christopher P. Sauvigne and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

10.8*      Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.9       Revolving Loan and Security Agreement, dated as of September 23,
            1997, by and between IBM Credit Corporation and the Registrant (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.10 Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement) (incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Current Report on Form 8-K filed May 8, 1998)

10.11* Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.12* Purchase Agreement, dated as of February 25, 1999, by and between the Company and Clarion Corporation of America (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.13* Source Code License Agreement, dated as of October 29, 1998, between the Company and Intel Corporation (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.14 Employment Agreement, dated as of April 12, 2000, by and between Richard A. Maue and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

21          Subsidiaries of Registrant

23          Consent of Independent Public Accountants
____________________

  * Certain portions of this Agreement have been accorded confidential treatment.

(d)    FINANCIAL STATEMENT SCHEDULES

           See Item 14(a)(2).


                         REPORT OF INDEPENDENT PUBLIC

                                  ACCOUNTANTS

To Andrea Electronics Corporation:

     We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP

Melville, New York
February 28, 2001


ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                                                                                                         December 31,
                                                                                              -----------------------------------
                                          ASSETS                                                   2000               1999
                                          ------                                              ----------------   ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $     9,151,835    $    9,153,148
   Accounts receivable, net of allowance for doubtful accounts of $186,121 and $202,521,
     respectively                                                                                   3,503,713         2,770,703

   Inventories, net                                                                                 6,285,038          7,123,747
   Prepaid expenses and other current assets                                                          221,259            267,817
                                                                                              ----------------   ---------------

                  Total current assets                                                             19,161,845         19,315,415

PROPERTY AND EQUIPMENT, net                                                                         1,393,760          1,930,506
DEFERRED INCOME TAXES                                                                               1,806,615          1,806,615
GOODWILL, net (Note 3)                                                                             13,403,836         14,511,012
OTHER INTANGIBLE ASSETS, net (Note 3)                                                               9,243,917         10,034,865
OTHER ASSETS, net                                                                                   2,262,893          2,254,989
                                                                                              ---------------    ---------------

                  Total assets                                                                $    47,272,866    $    49,853,402
                                                                                              ===============    ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
   Trade accounts payable                                                                     $     2,107,660    $     2,134,873
   Current portion of long-term debt (Note 8)                                                         676,046            597,247
   Convertible notes, net                                                                                    -         1,485,077
   Other current liabilities                                                                        1,343,088          1,076,733
                                                                                              ---------------    ---------------

                  Total current liabilities                                                         4,126,794          5,293,930

LONG-TERM DEBT (Note 8)                                                                               195,867            693,362
OTHER LIABILITIES                                                                                            -            14,477
                                                                                              -----------------  ---------------

                  Total liabilities                                                                 4,322,661          6,001,769
                                                                                              ---------------    ---------------

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 500 and 750 shares, respectively (Notes 9 and 16);
   liquidation value: $5,000,000
                                                                                                   4,830,060          7,187,077
                                                                                              --------------     --------------

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 750 and 0 shares, respectively (Note 10);
   liquidation value: $7,500,000
                                                                                                   7,332,665                  -
                                                                                              --------------     --------------

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and
     outstanding                                                                                           -                   -
   Common stock, $.50 par value; authorized: 35,000,000 shares; issued and outstanding:
     13,897,572 and 13,242,538 shares, respectively                                                 6,948,786          6,621,269
   Additional paid-in capital                                                                      46,711,609         42,990,641
   Accumulated deficit                                                                            (22,872,915)       (12,947,354)
                                                                                              ---------------    ---------------

                  Total shareholders' equity                                                       30,787,480         36,664,556
                                                                                              ---------------    ---------------
                  Total liabilities and shareholders' equity                                  $    47,272,866    $    49,853,402
                                                                                              ===============    ===============

The accompanying notes are an integral part of these consolidated balance sheets.


ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        For the Years Ended December 31,
                                                                                ---------------------------------------------------
                                                                                    2000              1999             1998

NET SALES                                                                      $   15,567,664    $   17,112,487    $   21,304,570

COST OF SALES                                                                      11,279,649        11,908,751        14,178,871
                                                                               --------------    --------------    --------------

              Gross profit                                                          4,288,015         5,203,736         7,125,699

RESEARCH AND DEVELOPMENT EXPENSES                                                   4,694,116         3,399,666         2,016,684

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                                        9,373,025         8,954,805        13,002,959
                                                                               --------------    --------------    --------------

              Loss from operations                                                 (9,779,126)       (7,150,735)       (7,893,944)
                                                                               ---------------   --------------    --------------

OTHER INCOME (EXPENSE), net:
   Interest income                                                                    416,393           246,882           233,346
   Interest expense                                                                  (233,880)         (306,843)         (710,324)
   Rent and miscellaneous income                                                       22,261            33,703         1,924,967
                                                                               --------------    --------------    --------------
                                                                                      204,774           (26,258)        1,447,989
                                                                               --------------    --------------    --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                             (9,574,352)       (7,176,993)       (6,445,955)

PROVISION FOR INCOME TAXES (Note 12)                                                         -           -                      -
                                                                               ----------------  --------------    --------------

              Net loss                                                             (9,574,352)       (7,176,993)       (6,445,955)
                                                                               ===============   ==============    ==============

PREFERRED STOCK DIVIDENDS                                                             351,209           195,843                 -
                                                                               --------------    --------------    --------------

              Net loss attributable to common shareholders                     $   (9,925,561)   $   (7,372,836)   $   (6,445,955)
                                                                               ===============   ==============    ==============

PER SHARE INFORMATION (Note 4):

Net Loss Per Share - Basic and Diluted                                         $        (.72)    $        (.56)    $        (.61)
                                                                               ==============    =============     =============

Shares used in computing net loss per share - Basic and Diluted                    13,748,945        13,229,559        10,614,237
                                                                               ==============    ==============    ==============


The accompanying notes are an integral part of these consolidated statements.


ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2000




                                                                                    Additional                           Total
                                                       Shares         Common         Paid-In        Accumulated       Shareholders'
                                                     Outstanding      Stock          Capital          Deficit           Equity
                                                     -----------      ------------   ------------   ------------     -------------
BALANCE, December 31, 1997                             8,706,692      $ 4,353,346   $  9,881,915    $     871,437    $  15,106,698

 Conversion of convertible debt                        2,334,846        1,167,423      9,211,993              -         10,379,416
 Exercise of stock options, net of related costs         350,500          175,250        934,710           -            1,109,960
 Issuance of common stock for acquisition of
  subsidiary (Note 3)                                  1,818,000          909,000     22,519,781              -         23,428,781
  Net loss                                                 -                 -             -           (6,445,955)      (6,445,955)
                                                      -----------      -----------   ------------    -------------    -------------

BALANCE, December 31, 1998                            13,210,038        6,605,019     42,548,399       (5,574,518)      43,578,900

 Exercise of stock options, net of related costs          32,500           16,250         93,785              -            110,035
 Issuance of warrants in connection with
  Series B Redeemable Convertible Preferred
  Stock (Note 9)                                           -                 -           348,457              -            348,457
   Preferred stock dividends                               -                 -             -             (195,843)        (195,843)
   Net loss                                                -                 -             -           (7,176,993)      (7,176,993)
                                                      -----------      ------------  ------------     -------------   -------------

BALANCE, December 31, 1999                            13,242,538        6,621,269     42,990,641      (12,947,354)      36,664,556

 Conversion of Series B Redeemable Convertible
  Preferred Stock (Note 9)                               371,909          185,955      2,231,447             -           2,417,402
 Exercise of stock options, net of related costs         283,125          141,562      1,489,521             -           1,631,083
 Preferred stock dividends                                 -                 -             -             (351,209)        (351,209)
   Net loss                                                -                 -             -           (9,574,352)      (9,574,352)
                                                      -----------      ------------   ------------     -------------  -------------

BALANCE, December 31, 2000                            13,897,572     $  6,948,786   $ 46,711,609    $ (22,872,915)   $  30,787,480
                                                      ===========      ============   ============     =============  =============

The accompanying notes are an integral part of these consolidated statements.


ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Years Ended December 31,
                                                                                    -----------------------------------------------
                                                                                         2000            1999            1998
                                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $ (9,574,352)   $ (7,176,993)   $ (6,445,955)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash interest expense                                                              39,964          93,023         646,650
     Depreciation and amortization                                                       3,644,392       3,390,987       2,594,519
     Gain on sale of building                                                                  -               -        (1,864,767)
     (Increase) Decrease in:
       Accounts receivable, net                                                           (733,010)      2,097,079        (278,132)
       Inventories, net                                                                    838,709         890,576      (2,218,773)
       Prepaid expenses and other current assets                                          (287,544)       (242,559)       (128,400)
       Other assets                                                                       (257,657)       (563,619)       (312,350)
     Increase (Decrease) in:
       Trade accounts payable                                                              (27,213)        (87,039)      1,154,192
       Other current liabilities                                                          (323,798)       (947,508)       (106,474)
                                                                                      ------------- --------------    ------------
              Net cash used in operating activities                                     (6,680,509)     (2,546,053)     (6,959,490)
                                                                                      ------------- --------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                                                 -               -           102,717
   Acquisition of business, net of cash acquired                                               -               -          (947,276)
   Proceeds from sale of building                                                              -               -         2,282,563
   Purchases of property and equipment                                                    (369,970)       (834,135)     (1,710,389)
                                                                                      ------------- --------------    ------------
              Net cash used in investing activities                                       (369,970)       (834,135)       (272,385)
                                                                                      -------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt obligations (Notes 3 and 8)                                            (596,840)       (514,122)       (500,000)
   Proceeds from Series B Redeemable Convertible Preferred Stock (Note 9)                      -         7,500,000             -
   Proceeds from Series C Redeemable Convertible Preferred Stock, net of costs
     (Note 10)                                                                                                 -               -
                                                                                         7,500,000

   Proceeds from convertible notes                                                             -               -        10,000,000
   Payment of convertible notes                                                         (1,485,077)            -               -
   Proceeds from issuance of common stock upon exercise of stock options, net of
     related costs                                                                       1,631,083         110,035       1,109,960
                                                                                      ------------    ------------    ------------
              Net cash provided by financing activities                                  7,049,166       7,095,913      10,609,960
                                                                                      ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (1,313)      3,715,725       3,378,085

CASH AND CASH EQUIVALENTS, beginning of year                                             9,153,148       5,437,423       2,059,338
                                                                                      ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                                $  9,151,835    $  9,153,148    $  5,437,423
                                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Non-cash investing and financing activities:

   Conversion of convertible debentures and related accrued interest into common
     stock                                                                            $       -       $       -       $ 10,379,416
                                                                                      ============    ============    ============
   Conversion of Series B Redeemable Convertible Preferred Stock and
related accrued interest into common stock (Note 9)                                   $  2,417,402    $       -       $       -
                                                                                      ============    ============    ============
   Issuance of common stock for acquisition (Note 3)                                  $       -               -       $ 23,428,781
                                                                                      ============    ============    ============
   Issuance of notes payable for acquisition (Notes 3 and 8)                          $       -               -       $  1,672,212
                                                                                      ============    ============    ============
   Issuance of warrants in connection with Series B Redeemable Convertible
     Preferred Stock (Note 9)                                                         $       -       $    348,457    $        -
                                                                                      ============    ============    =============
Cash paid for:
   Interest                                                                           $    212,859    $     49,601    $      3,261
                                                                                      ============    ============    ============
   Income taxes                                                                       $     47,675    $     29,479    $     32,503
                                                                                      ============    ============    ============


The accompanying notes are an integral part of these consolidated statements.


ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.   ORGANIZATION AND BUSINESS
     -------------------------

     Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, "Andrea") has been engaged in the electronic communications industry since its inception. Andrea is presently focused on the development, manufacture and marketing of its Andrea Anti-Noise family of electronic headsets and handsets with noise canceling and noise reducing properties. Noise cancellation enhances voice-activated computing, computerized speech recognition, and computer and Internet telephony. In addition, Andrea is currently developing and marketing a new line of digital signal processing ("DSP") products to further its role in technology enhanced communications, and in May 1998, acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of DSP, noise cancellation microphone solutions (Note 3). Prior to Andrea 's entry into the voice-activated computing market in the 1990s, its primary business was selling intercom systems for military and industrial use. Andrea continues to manufacture for these systems and is seeking to apply its knowledge of the military and industrial markets to develop applications of its Andrea Anti-Noise technologies for these markets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Principles of Consolidation

     The financial statements include the accounts of Andrea and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

     Andrea is a manufacturer of audio communications equipment for several industries. Andrea primarily generates sales from its noise canceling and active noise canceling products as well as through sales to the federal government. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 37% and 43% of total accounts receivable at December 31, 2000 and 1999, respectively, and approximately 44%, 49% and 61% of the total sales for 2000, 1999 and 1998, respectively. Sales to the federal government and related subcontractors aggregated approximately 25% and 19% of total accounts receivable at December 31, 2000 and 1999, respectively, and approximately 18%, 23% and 19% of the total sales for 2000, 1999 and 1998, respectively.

Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

     Leasehold improvements      shorter of lease term or estimated useful life
     Machinery and equipment     3 - 7 years

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

Intangible Assets

     Patents and trademarks associated with Andrea 's proprietary technology are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 17 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. Patents and trademarks approximated $1,286,000 and $1,181,000, net of accumulated amortization of $181,000 and $32,000, at December 31, 2000 and 1999, respectively, and are included in other assets on the accompanying consolidated balance sheets. Goodwill and other intangible assets associated with Andrea 's acquisition (Note 3) are carried at cost less accumulated amortization, which is calculated on a straight-line basis over 7-15 years.

Long-Lived Assets

     Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets). Andrea's policy is to periodically review the value assigned to its enterprise level goodwill and other intangible assets, resulting from its acquisition of Lamar (Note 3) to determine if it has been permanently impaired by adverse conditions which may affect Andrea or Lamar. If Andrea identifies a permanent impairment such that the carrying amount of Andrea's enterprise level goodwill or other intangible assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset(s) will be established. This new cost basis will be net of any recorded impairment. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and, accordingly, actual results could vary significantly from such estimates. As of December 31, 2000, management believes that no impairment exists for any of its long-lived assets.

Revenue Recognition

     Revenue is recognized upon shipment, acceptance of goods and collectibility considerations of the product. Andrea reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Barter Transactions

     Andrea records barter transactions at the estimated fair market value of the services received. Deferred charges relating to a barter transaction approximated $670,000 and $770,000 at December 31, 2000 and 1999, respectively, and is included in other assets. The deferred charges are being amortized over the lesser of the period of benefit or the program period, not to exceed five years. Andrea did not engage in any barter transactions during 2000, 1999 or 1998.

Income Taxes

     Andrea accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from Andrea 's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

     The provision for income taxes is based upon income, if any, after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred taxes result when Andrea recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes (Note 12).

Stock-Based Compensation

     Andrea complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation " while providing the required pro forma disclosures as if the fair value method had been applied (Note 14).

Research and Development

     Andrea expenses all research and development costs as incurred.

Advertising Expenses

     In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", Andrea charges all media costs of newspaper and magazine advertisements as well as trade show costs to the consolidated statements of operations when advertisements are run and trade shows are attended. Prepaid advertising at December 31, 2000 and 1999, which primarily represents costs for media and trade show services purchased but not yet incurred, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Total advertising and marketing expenses for the years ended December 31, 2000, 1999 and 1998 approximated $500,000, $500,000 and $1.2 million, respectively.

Fair Value of Financial Instruments

     Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2000 and 1999, the carrying value of all financial instruments approximated fair value.

Comprehensive Income

     Andrea follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. Andrea 's operations did not give rise to items includible in comprehensive loss which were not already included in net loss. Accordingly, Andrea 's comprehensive loss is the same as its net loss for all periods presented.

Derivative Instruments

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. While Andrea operates in international markets, it does so presently without the use of derivative instruments or engagement in hedging activities and, accordingly, the adoption of this standard by Andrea in the first quarter of 2001 did not have a material effect on its consolidated financial statements.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.       ACQUISITION OF BUSINESS

     On May 5, 1998, Andrea acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by Andrea for the Acquisition was approximately 1,800,000 shares of restricted common stock, $1,000,000 in cash and $2,000,000 in notes payable. The cash was recorded at stated value. Both the notes payable and the shares issued were discounted to reflect the appropriate value of the consideration paid taking into account the underlying restrictions, arriving at values of $1,615,000 and $23,129,532, respectively. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing; an additional one-third became transferable on the second anniversary; and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by Andrea, $1,500,000, $500,000 and $500,000 was paid during 1998,
1999 and 2000, respectively, and the remaining $500,000 is payable in the form of a promissory note on the thirty-six month anniversary of the closing (May 5, 2001). The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The purchase, for total aggregate consideration of $27.6 million, including costs associated with the acquisition of Lamar of $1.4 million, resulted in intangible assets of $27.3 million. The goodwill and other intangibles, together with their respective useful lives consist of the following:

                            Net Value at       Net Value at    Estimated Useful
                         December 31, 2000   December 31, 1999         Life
                         -----------------   ----------------  ----------------

  Goodwill                       $13,403,836      $14,511,012       15 years

Other Intangible Assets:
   Core Technology               $ 9,060,694      $ 9,809,119       15 years

   Workforce in Place                183,223          225,746        7 years
Total Other Intangible Assets    -----------      -----------
                                 $ 9,243,917      $10,034,865
                                 ===========      ===========

     The pro forma results listed below, for the year ended December 31, 1998, reflect pro forma adjustments, consisting primarily of amortization of goodwill and interest expense on the discounted value of the $2,000,000 in promissory notes, assuming the acquisition occurred at the beginning of the period presented. Pro forma sales amounts would not be materially different from the historical results reported for 1998.

                                                     For the Year Ended
                                                        December 31,
                                                     ------------------
                                                            1998
                                                     ------------------
      Net loss                                           $(7,143,660)
      Basic and Diluted loss per share                         $(.64)
      Shares used in computing net loss
            per share: Basic and Diluted                   11,236,840


4.   NET LOSS PER SHARE
     ------------------

     Andrea follows the provisions of SFAS No. 128, "Earnings Per Share". In accordance with this statement, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following chart provides a reconciliation of information used in calculating the per share amounts:

                                                                                       For the Year Ending December 31,
                                                                             ---------------------------------------------------
                                                                                   2000              1999             1998
                                                                             ---------------   ---------------    --------------
   Numerator:
      Net loss                                                                $   (9,574,352)   $   (7,176,993)   $   (6,445,955)
      Less: Preferred Stock dividends                                                351,209           195,843            -
                                                                             ---------------   ---------------    --------------
         Net loss attributable to common shareholders                         $   (9,925,561)   $   (7,372,836)   $   (6,445,955)
                                                                             ===============    ==============    ==============
   Denominator:
      Weighted-average common shares outstanding - Basic and
                 Diluted *                                                        13,748,945        13,229,559        10,614,231
                                                                             ===============   ===============   ===============
   Net loss per share - Basic and Diluted                                     $        (.72)    $        (.56)    $        (.61)
                                                                             ===============    ==============    ==============
*    The effect of dilutive securities (stock options, Redeemable
     Convertible Preferred Stock and warrants) have not been included herein as their inclusion would be anti-dilutive.


5.   INVENTORIES, net
     ----------------

     Inventories, net, consist of the following:

                                                            December 31,
                                              ---------------------------------
                                                    2000               1999
                                              --------------     --------------

     Raw materials                            $    2,476,881     $    2,631,403
     Work-in-process                                 842,267            461,250
     Finished goods                                3,447,901          4,411,605
                                              --------------     --------------
                                                   6,767,049          7,504,258

     Less: reserve for obsolescence                  482,011            380,511
                                              --------------     --------------
                                              $    6,285,038     $    7,123,747
                                              ==============     ==============


6.   PROPERTY AND EQUIPMENT, net
     ---------------------------

     Property and equipment, net, consists of the following:

                                                       December 31,
                                         --------------------------------
                                              2000               1999
                                        -------------      -------------

     Leasehold improvements                $   79,485         $   79,485
     Machinery and equipment                4,377,987          4,008,014
                                        -------------      -------------
                                            4,457,472          4,087,499

Less: accumulated depreciation
      and amortization                     (3,063,712)        (2,156,993)
                                        -------------      -------------
                                        $   1,393,760      $   1,930,506
                                        =============      =============


     Depreciation and amortization of property and equipment was $906,719, $723,705 and $552,556 for the three years ended December 31, 2000, 1999 and 1998, respectively.

     During 1998, Andrea sold its primary operating facility in Long Island City, New York. Andrea received approximately $2,200,000 in cash paid at the closing and $200,000 in cash in an escrow account (the "Escrow Funds"). The gain on the sale of the building was $1,864,767, which was included in rent and miscellaneous income in the accompanying consolidated statement of operations for the year ended December 31, 1998. The Escrow Funds are governed by an escrow agreement whereby the buyer can claim certain expenses, as defined. The Escrow Funds, which are included in other assets at December 31, 2000 and 1999, will remain with the escrow agent until such time as certain conditions are met, as defined.

7.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consists of the following:

                                                       December 31,
                                            ---------------------------------
                                                   2000              1999
                                            --------------     --------------

        Accrued professional fees           $      857,495     $     612,619
        Accrued interest and dividends             393,015           145,273
        Accrued other                               92,578           318,841
                                            --------------     --------------
                                            $    1,343,088     $   1,076,733
                                            ==============     ==============


8.   LONG-TERM DEBT
     --------------

     Long-term debt consists of the following:

                                                          December 31,
                                            -----------------------------------
                                                     2000             1999
                                             -------------      ------------
        Notes payable to sellers, net (a)    $     484,997      $    826,330
        Bank note (b)                              386,916           464,279
                                             -------------      ------------
                                                   871,913         1,290,609

        Less: Current portion                     (676,046)         (597,247)
                                             -------------      -------------
                                             $     195,867      $    693,362
                                             =============      =============

(a) As part of the aggregate purchase price of the Acquisition (Note 3), Andrea issued $2,000,000 in non-interest bearing promissory notes (the "Promissory Notes") to the former shareholders of Lamar, of which $1,500,000 has been paid as of December 31, 2000. In accordance with the terms of the Acquisition, the remaining obligation is payable on the thirty-six month anniversary of the closing date (May 5, 2001). The Promissory Notes are recorded net of an unaccreted discount of $15,003 at December 31, 2000, which discount reflects a 10.5% effective interest rate.

(b) In connection with the Acquisition (Note 3), Andrea assumed the outstanding obligations of Lamar which, at December 31, 2000, includes Israeli government-guaranteed loans in the amount of $386,916, bearing interest at 8.7% per annum. These loans are part of a $1,000,000 government-guaranteed credit facility approved for Lamar, which is subject to the implementation of an investment program in accordance with Israeli law. The approval associated with the investment program requires certain conditions to be met, as defined. In the event Lamar fails to meet the conditions, immediate repayment may be required. At December 31, 2000, Andrea's management believes that Lamar was in compliance with those conditions.


Scheduled maturities of long-term debt are as follows:

       2001                                             $    691,049
       2002                                                  158,916
       2003                                                   20,428
       2004                                                   16,523
                                                        ----------------
                                                             886,916

Less:  Imputed interest to be amortized in 2001               15,003
       Current portion                                       676,046
                                                        ----------------
             Total                                      $    195,867
                                                        ================

9.   SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
     -----------------------------------------------

     On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), and a warrant covering 75,000 shares of Andrea 's Common Stock. Each of the 750 shares of Series B Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash.

     The Series B Preferred Stock becomes convertible into Andrea 's Common Stock according to a vesting schedule, with 12.5% of the shares having become convertible on October 17, 1999, 12.5% of the shares having become convertible on November 17, 1999, 12.5% of the shares having become convertible on December 17, 1999, and an additional 12.5% becoming convertible at the end of next five succeeding 30-day periods. The vesting schedule will lapse for conversions occurring at the Maximum Conversion Price and upon the occurrence of certain extraordinary events, as defined. Any unconverted Series B Preferred Stock that remains outstanding on June 18, 2004 will automatically convert into Andrea 's Common Stock. Andrea has reserved 2,450,000 of Common Stock for issuance upon conversion of the shares of the Series B Preferred Stock.

     Upon the announcement of a major transaction, as defined, the investors have the right to require Andrea to redeem all or a portion of the investors' Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on Andrea 's control over such events, the investors may have the right to require Andrea to i) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends and the Market Price on the day of announcement, or ii) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined.

     As of December 31, 2000, the Series B Preferred Stock is recorded net of the unaccreted present value of the discount related to the warrants of $169,940. Due to the redemption features described above, the Series B Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet. Subsequent to December 31, 2000, 100 and 52 shares, respectively, of the Series B Preferred Stock, together with related accrued dividends, were converted into 566,824 and 294,961, respectively, shares of Common Stock (Note 16).

10.  SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
     -----------------------------------------------

     On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price initially equal to 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date for the first nine months. The conversion price will be reset every six months thereafter to the lesser of the then existing conversion price and the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date and (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea 's Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. Andrea has the right to require the conversion of the Series C Preferred Stock after one year upon the satisfaction of certain conditions. During the eighteen-month period beginning on October 10, 2000, the investors may exercise an option to purchase up to an additional $2.5 million of Andrea's Series C Preferred Stock, subject to the closing bid price of Andrea's
Common Stock being no less than $7.0565 as of the date of such exercise. These additional Preferred Shares would be identical in all material respects to those purchased at Initial Issuance and, consequently, a contingent beneficial conversion feature exists which may result in the Investor obtaining a conversion price for such additional Preferred Shares which, at the time of the exercise of the option, could be less than the market price of the Common Stock at such date. In accordance with the provisions of Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", Andrea may be required to record, at the time of exercise for such additional Preferred Shares, a charge to accumulated deficit as a result of this beneficial conversion right.

     Upon the announcement of a major transaction or upon certain triggering events, as defined, the investors have the right to require Andrea to redeem all or a portion of the investors' Series C Preferred Shares at a redemption price equal to the greater of (i) 120% of the Liquidation Value, as defined, or (ii) the product of the applicable conversion rate in effect on the date of the major transaction or the triggering event, the closing bid price of the Common Stock of Andrea on the trading day immediately preceding the major transaction or triggering event or the closing bid price of Andrea 's Common Stock on the date the holder's delivery to Andrea of notice. In addition, if Andrea is unable to effect such redemption (i) interest will accumulate on the value of the Series C Preferred Shares that Andrea is unable to redeem at the rate of 2% per month and (b) the holders of the Series C Preferred Stock are entitled to void their redemption notices and receive a reset of their applicable conversion price.

     As of December 31, 2000, the Series C Preferred Stock is recorded net of unaccreted costs of $167,335. Due to the redemption features described above, the Series C Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

11.  RETIREMENT PLAN
     ---------------

     Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea 's contributions, which serve to match a portion of participant contributions, were $67,118, $153,360 and $152,487 for the years ended December 31, 2000, 1999 and 1998, respectively.

12.  INCOME TAXES
     ------------

Income tax provision (benefit) consists of the following:

                                               Year Ended December 31,
                                      -----------------------------------------
                                         2000          1999             1998
                                    ------------  --------------  -------------
       Federal:
          Current                   $         -   $         -     $          -
          Deferred                   (2,940,564)   (2,447,011)      (2,191,625)

       State and Local:
          Current                             -             -                -
          Deferred                     (432,436)     (359,855)        (322,298)
          Adjustment to
            valuation allowance
            related to net
            deferred tax assets       3,373,000   $ 2,806,866        2,513,923
                                    -----------   -----------     -------------
                                    $         -   $         -     $          -
                                    ===========   ===========     =============


A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:

                                              Year Ended December 31,
                                   --------------------------------------------
                                        2000             1999              1998
                                   --------------------------------------------
Statutory rate                           34%               34%             34%
State and local taxes                     5%                5%              5%
Change in valuation allowance
  for net deferred tax assets           (39%)             (39%)           (39%)
                                   -----------       -----------     -----------
                                          -                 -               -
                                   ===========       ===========     ===========


The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 2000 and 1999, are as follows:

                                                        2000            1999
                                                    -------------  ------------
  Long-term deferred tax assets:
     Reserve for accrued expenses and trade credit  $   490,000    $   433,000
     Allowance for doubtful accounts                     73,000         79,000
     Depreciation                                            -         114,000
     Reserve for obsolescence                           188,000         98,000
     NOL carryforward                                12,386,000      8,547,000
                                                    -----------    -----------
                                                     13,137,000      9,271,000
       Less: valuation allowance                    (11,330,385)    (7,464,385)
                                                    -----------    ------------
           Deferred tax asset, net                  $ 1,806,615    $ 1,806,615
                                                    ===========    ===========


     As of December 31, 2000, Andrea had net operating loss and credit carryforwards of approximately $34,000,000 expiring in varying amounts beginning in 2006 through 2020. The determination that the net deferred tax asset of $1,806,615 at December 31, 2000 and 1999 is realizable, is based on Andrea 's expectations of future earnings. Included in the remaining fully reserved deferred tax asset of approximately $11.3 million, is approximately $5.0 million is related to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statement of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized.

13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Leases

     Andrea 's corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in June 2008. Rent expense under this operating lease was approximately $540,000, $507,000 and $145,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

       2001                                                  $  837,214
       2002                                                     777,292
       2003                                                     759,849
       2004                                                     754,309
       2005                                                     692,208
       Thereafter                                             1,384,416
                                                             ----------
       Total                                                 $5,205,288
                                                             ==========

Employment Agreements

     Andrea has entered into employment agreements with the officers of the Company. The future minimum commitments under these agreements are as follows:

                                 Number of        Aggregate Annual
             Fiscal Year        Individuals            Amount
             -----------        -----------       ----------------
                 2001                4                $1,225,000
                 2002                4                 1,094,000
                 2003                4                   175,000

Legal Proceedings

     On November 17, 1998, a complaint was filed against Andrea in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of Andrea 's patents relating to certain active noise reduction technology. Andrea does not currently derive significant sales or licensing revenue from this technology. The complaint requests a declaration that the two patents are invalid and unenforceable and that NCT's products do not infringe the patents. The complaint alleges that Andrea has engaged in unfair competition by misrepresenting the scope of the two patents, tortuously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising certain of Andrea 's technology. The complaint seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5,000,000, punitive damages of not less than $50,000,000 and plaintiffs' costs and attorneys' fees. Andrea filed and served an answer to the NCT complaint, denying the allegations and asserting various affirmative defenses and counterclaims. Andrea's counterclaims allege that NCT has willfully infringed the two patents, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition with respect to Andrea 's mark ANR READY. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. Andrea also seeks exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. Andrea believes that, based upon the advice of outside legal counsel, NCT's allegations are without merit, and we intend to vigorously defend the claims described above.

     In March 1999, Andrea was notified about a claim filed by the owners of property adjoining Andrea's Long Island City facility with respect to certain environmental matters. In September 1999, a complaint was filed in the Supreme Court of the State of New York, County of Nassau seeking $1 million in compensatory damages from Andrea. While no assurance can be given as to the ultimate outcome of this matter, Andrea believes, based on the advice of outside legal counsel, that the claim is without merit and is vigorously defending itself.

     In addition to the litigation noted above, Andrea is from time to time subject to routine litigation incidental to its business. While it is not feasible to predict or determine the final outcome of the claims against Andrea, management believes that the results of the above noted litigation and other pending legal proceedings will not have a material adverse effect on Andrea 's financial condition, results of operations or liquidity.

14.  STOCK PLANS
     -----------

     In 1991, the Board of Directors of Andrea (the "Board") adopted the 1991 Performance Equity Plan ("1991 Plan"), which was approved by the shareholders. The 1991 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 2,000,000 shares of Andrea 's Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant.

     In 1998, the Board adopted the 1998 Stock Option Plan ("1998 Plan"), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 3,675,000 shares of Andrea 's Common Stock to be acquired by the holders of those awards. Similar to the 1991 Plan, the awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.

     Andrea accounts for stock-based awards granted to employees and directors under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted at market value (Note 2). Had compensation cost for these stock options been determined consistent with SFAS No. 123, Andrea 's net loss and net loss per share would have changed to the following pro forma amounts:


                                                                     Year Ended December 31,
                                                          -------------------------------------------------
                                                               2000              1999              1998
                                                          -------------     -------------     -------------
  Net loss attributable to common
   shareholders:                          As Reported     $ (9,925,561)     $ (7,372,836)     $ (6,445,955)
                                          Pro Forma       $(11,954,665)     $(11,338,178)     $(11,378,844)

  Basic and diluted net loss per share:   As Reported     $       (.72)     $       (.56)     $       (.61)
                                          Pro Forma       $       (.87)     $       (.86)     $      (1.07)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Option activity during 2000, 1999 and 1998 is summarized as follows:


                                                                          Year Ended December 31,
                                             -------------------------------------------------------------------------------------
                                                        2000                         1999                        1998
                                             ---------------------------- --------------------------- ----------------------------
                                                              Weighted                    Weighted                     Weighted
                                                              Average                     Average                      Average
                                                              Exercise                    Exercise                     Exercise
                                                Shares         Price         Shares        Price         Shares         Price
                                               ---------      --------      ----------    --------     ----------      --------
Outstanding at beginning of period             4,300,000       $ 8.04       3,082,500      $ 9.06      1,824,750        $ 5.57
   Granted                                     1,233,000         6.27       1,345,000        5.42      1,637,000         11.73
   Exercised                                    (283,125)        5.82         (32,500)       5.67       (351,000)         3.49
   Forfeited                                    (225,625)       12.01         (65,000)      10.93              -           -
   Cancelled                                     (59,375)        9.92         (30,000)       9.52        (28,250)         5.44
                                                 --------                    --------                   --------

Outstanding at end of period                   4,964,875         7.57       4,300,000        8.04      3,082,500          9.06
                                               =========                    =========                  =========

Exercisable at end of period                   2,157,250         7.85       1,439,750        7.34        753,500          5.45
                                               =========                    =========                  =========
Weighted-average fair value of options
   granted                                                     $ 4.39                      $ 4.14                       $ 9.55
                                                               ======                      ======                       ======


The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                  2000             1999            1998
                                --------         --------        --------
  Expected life in years            5               6               6.5
  Risk-free interest rates        6.19%           5.92%            5.32%
  Volatility                       83%             77%              96%
  Dividend yield                    0%              0%               0%


The following table summarizes information about stock options outstanding at December 31, 2000:


                                                      Options Outstanding                           Options Exercisable
                                      ----------------------------------------------------    --------------------------------
                                                           Weighted-          Weighted-                        Weighted-
                                                            Average            Average                          Average
                                          Number           Remaining          Exercise         Number           Exercise
      Range of Exercise Prices          Outstanding     Contractual Life        Price        Exercisable         Price
----------------------------------    ----------------  ----------------    -----------    ---------------   ---------------
   $  0.68    to  $  1.01                 147,500             1.51            $   0.68           147,500        $    0.68
      2.33    to     3.49                  10,000             9.93            $   3.30           -              $      -
      3.50    to     5.25                  15,000             5.58            $   5.00            15,000        $    5.00
      5.26    to     7.89               3,302,000             8.09            $   5.93         1,152,875        $    5.64
      7.90    to    11.84                 689,125             7.59            $   8.87           370,625        $    8.84
     11.85    to    17.78                 801,250             7.27            $  14.59           471,250        $   14.81
     --------------------            ------------------      ------         -----------       ---------------   --------------
   $  0.68    to  $ 17.78               4,964,875             7.69            $   7.57         2,157,250        $    7.85
     ====================            ------------------      ======         ========--=       ---------------   --------------
     ====================            ------------------      ======         ========--=       ---------------   --------------

15.  SEGMENT INFORMATION
     -------------------

         Andrea follows the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on Andrea 's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea 's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products, (ii) Aircraft Communication Products, and (iii) Andrea DSP Microphone and Software Products. Our Andrea-Anti-Noise Products include our noise cancellation and active noise cancellation computer headset products and related computer peripheral products. Our Andrea DSP Microphone and Software Products primarily include products based on the use of some, or all of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. The following represents selected consolidated financial information for Andrea's segments for the years ended December 31, 2000, 1999 and 1998:


                                                                    Aircraft            Andrea DSP
                                             Andrea Anti-        Communication        Microphone and
           Segment Data                      Noise Products          Products         Software Products             Total 2000
-------------------------------------    --------------------  -----------------  -----------------------  -----------------------
    Net sales                                 $  11,974,410       $  2,923,031         $    670,223            $  15,567,664
    Income (loss) from operations                  (426,947)           636,060           (9,988,239)              (9,779,126)
    Depreciation                                    409,541            193,197              275,426                  878,164

                                                                     Aircraft              Andrea DSP
                                             Andrea Anti-         Communication           Microphone and
                                            Noise Products           Products            Software Products        Total 1999
-------------------------------------    --------------------  -----------------  -----------------------  -----------------------
    Net sales                                 $  13,310,138       $  3,802,349         $        -              $  17,112,487
    Income (loss) from operations                 1,312,588            591,502           (9,054,825)              (7,150,735)
    Depreciation                                    274,058            123,503              486,165                  883,726

                                                                     Aircraft              Andrea DSP
                                             Andrea Anti-         Communication           Microphone and
                                            Noise Products           Products            Software Products        Total 1999
-------------------------------------    --------------------  -----------------  -----------------------  -----------------------
    Net sales                                 $  17,266,874       $  4,037,696         $       -               $  21,304,570
    Income (loss) from operations                (8,418,844)           524,900                 -                  (7,893,944)
    Depreciation                                  1,096,229             93,683                 -                   1,189,912

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only, and Andrea has not restated any other prior period information, as it would be impracticable. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2000, 1999 and 1998, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:

                     Geographic Data                      2000               1999                1998
      ------------------------------------------   -----------------  -----------------  ------------------
        Sales:
             United States                          $    10,877,234    $    11,187,773    $    14,720,470
             Europe                                       1,788,065          3,803,160          3,723,609
             Other foreign                                2,902,365          2,121,554          2,860,491
                                                    ---------------    ---------------    ---------------
                                                    $    15,567,664    $    17,112,487    $    21,304,570
                                                    ===============    ===============    ===============
        Accounts receivable:
             United States                          $     2,055,056    $     1,975,971    $     3,264,958
             Europe                                         754,155            529,052            898,428
             Other foreign                                  694,502            265,680            704,396
                                                    ---------------    ---------------    ---------------
                                                    $     3,503,713    $     2,770,703    $     4,867,782
                                                    ===============    ===============    ===============


16. SUBSEQUENT EVENTS - CONVERSIONS OF SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
    ---------------

In two separate conversions during January 2001, 100 shares and 52 shares of Series B Redeemable Convertible Preferred Stock (Note 9) were converted into 566,824 and 294,961 shares, respectively, of Common Stock at a conversion price of $1.88. The pro forma effect of this transaction is as follows:

                                                                                           December 31, 2000
                                                                                   -----------------------------------
                                                                                                         Pro Forma
                                                                                       Actual           (Unaudited)
                                                                                   ---------------    ---------------
                Total current liabilities                                          $     4,126,794    $     4,031,281
                                                                                   ---------------    ---------------

                Total liabilities                                                        4,322,661          4,227,148
                                                                                   ---------------    ---------------

       Series B Redeemable Convertible Preferred Stock, 500 and 348 shares
          issued and outstanding, respectively                                           4,830,060          3,310,060
                                                                                   ---------------    ---------------
       Series C Redeemable Convertible Preferred Stock, 750 and 750 shares
          issued and outstanding, respectively                                           7,332,665          7,332,665
                                                                                   ---------------    ---------------

       SHAREHOLDERS' EQUITY:
        Preferred stock                                                                     -                  -
        Common Stock, 13,897,572 and 14,759,357 shares issued and outstanding,
          respectively                                                                   6,948,786          7,379,679
        Additional paid-in-capital                                                      46,711,609         47,896,229
        Accumulated deficit                                                            (22,872,915)       (22,872,915)
                                                                                   ---------------    ---------------

                Total shareholder's equity                                              30,787,480         32,402,993
                                                                                   ---------------    ---------------
                Total liabilities and shareholder's equity                         $    47,272,866    $    47,272,866
                                                                                   ===============    ===============


                     INDEX TO FINANCIAL STATEMENT SCHEDULE


Report of Independent Public Accountants on Schedule                     S - 1

Schedule II - Valuation and Qualifying Accounts                          S - 2


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Andrea Electronics Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Andrea Electronics Corporation and subsidiaries included in this filing and have issued our report thereon dated February 28, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP


Melville, New York
February 28, 2001


ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                                                               Charged to      Charged to
                                              Balance at       Costs and          Other                          Balance at
              2000                            January 1         Expenses         Accounts       Deductions       December 31
----------------------------------------   ---------------  ---------------  ---------------  --------------  -----------------
Allowance for doubtful accounts              $  202,521        $     -           $   -           $ 16,400         $  186,121
                                             ==========        ==========        =========       ========         ==========

              1999
----------------------------------------

Allowance for doubtful accounts              $  202,521        $     -           $    -          $    -           $  202,521
                                             ==========        ==========        =========       ========         ==========

              1998
----------------------------------------

Allowance for doubtful accounts              $   52,521        $  150,000        $     -         $   -            $  202,521
                                             ==========        ==========        =========       ========         ==========



                                  SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ANDREA ELECTRONICS CORPORATION
                                 By:  /s/ John N.  Andrea
                                      --------------------------------
                                      Name:   John N.  Andrea
Date: March 27, 2000                  Title:  Co-Chairman & Co-Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Frank A.D.  Andrea, Jr.              Chairman Emeritus of the Board         March 27, 2000
---------------------------              and Director
Frank A.D. Andrea, Jr.


/s/ John N.  Andrea                      Co-Chairman, Co-Chief                  March 27, 2000
-------------------                      Executive Officer and Director
John N. Andrea


/s/ Douglas J. Andrea                    Co-Chairman, Co-Chief                  March 27, 2000
----------------------                   Executive Officer and Director
Douglas J. Andrea


/s/ Christopher P. Sauvigne              President and Chief Operating Chief    March 27, 2000
----------------------------
Christopher P. Sauvigne


/s/ Patrick D. Pilch                     Senior Vice President, Director        March 27, 2000
---------------------
Patrick D. Pilch


/s/ Richard A. Maue                      Senior Vice President, Chief           March 27, 2000
--------------------                     Financial and Chief Accounting
Richard A. Maue                          Officer


/s/ Christopher Dorney                   Director                               March 27, 2000
----------------------
Christopher Dorney


/s/ Gary A. Jones                        Director                               March 27, 2000
------------------
Gary A. Jones


/s/ Scott Koondel                        Director                               March 27, 2000
-----------------
Scott Koondel


/s/ Paul M. Morris                       Director                               March 27, 2000
-------------------
Paul M. Morris


/s/ Jack Lahav                           Director                               March 27, 2000
--------------
Jack Lahav

----------------
/s/ John Larkin                          Director                               March 27, 2000
---------------
John Larkin


                               INDEX TO EXHIBITS

Exhibit
Number             Description

3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1992)

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended December 31, 1997)

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

3.4 Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

3.5 Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed
                   October 12, 2000)

3.6                Amended By-Laws of Registrant (incorporated by reference to
                   Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

4.1 Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant's 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant's Form S-3, No. 333-61115, filed August 10,
                   1998)

4.2 Securities Purchase Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed June 22,
                   1999)

4.3 Registration Rights Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed June 22,
                   1999)

4.4 Form of Warrant by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed June 22,
                   1999)

4.5 Securities Purchase Agreement, dated October 5, 2000, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed October 12,
                   2000)

4.6 Registration Rights Agreement, dated October 5, 2000 by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed October 12,
                   2000)

4.7 Rights Agreement dated as of April 23, 1999 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 7, 1999)

10.1 1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8, No. 333-45421, filed February 2,
                   1998)

10.2 1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement in connection with the annual meeting of shareholders held on June 22, 2000)

10.3* Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the three month period ended June 30, 1995)

10.4 Employment Agreement, dated as of April 12, 2000, by and between John N. Andrea and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.5 Employment Agreement, dated as of April 12, 2000, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.6 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.7 Employment Agreement, dated as of November 20, 1998, by and between Christopher P. Sauvigne and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 30,
                   1998)

10.8*             Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit
                   10.9 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.9              Revolving Loan and Security Agreement, dated as of September
                   23, 1997, by and between IBM Credit Corporation and the Registrant (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31,
                   1997)

10.10 Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement)(incorporated by reference to Exhibits 2.1 and
                   2.2 of the Registrant's Current Report on Form 8-K filed
                   May 8, 1998)

10.11* Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31,
                   1998)

10.12* Purchase Agreement, dated as of February 25, 1999, by and between the Company and Clarion Corporation of America (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31,
                   1998)

10.13* Source Code License Agreement, dated as of October 29, 1998, between the Company and Intel Corporation (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.14 Employment Agreement, dated as of April 12, 2000, by and between Richard A. Maue and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

21                 Subsidiaries of Registrant

23                 Consent of Independent Public Accountants





---------------------------
* Certain portions of this Agreement have been accorded confidential treatment.

                        Subsidiaries of the Registrant

Exhibit 21


Name of Subsidiary                                       State of Incorporation
------------------                                       ----------------------

Andrea ANC Manufacturing Inc.                            Delaware
Andrea Digital Technologies, Inc.                        Delaware
Andrea Direct Marketing Inc.                             Delaware
Andrea Electronics Europe Inc.                           Delaware
Andrea Marketing Inc.                                    Delaware
Lamar Signal Processing, Ltd.                            Israel

                        CONSENT OF EXPERTS AND COUNSEL
                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements Files No. 33-84092, 333-35687, 333-14385, 333-82375
and 333-83173.

                              ARTHUR ANDERSEN LLP



Melville, New York
March 30, 2001