Form 10-K/A
period 2000-12-31
ANDREA ELECTRONICS CORP
filed 2001-04-02
CIK 6494

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-K/A

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


     Upon the announcement of a major transaction or upon certain triggering events, as defined, the investors have the right to require Andrea to redeem all or a portion of the investors' Series C Preferred Shares at a redemption price equal to the greater of (i) 120% of the Liquidation Value, as defined, or (ii) the product of the applicable conversion rate in effect on the date of the major transaction or the triggering event and the closing bid price of the Common Stock of Andrea on the trading day immediately preceding the major transaction or triggering event or the closing bid price of Andrea 's Common Stock on the date the holder's delivery to Andrea of notice. In addition, if Andrea is unable to effect such redemption (i) interest will accumulate on the value of the Series C Preferred Shares that Andrea is unable to redeem at the rate of 2% per month and (b) the holders of the Series C Preferred Stock are entitled to void their redemption notices and receive a reset of their applicable conversion price.


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



                          ANDREA ELECTRONICS CORPORATION
                          By:  /s/ John N.  Andrea
                               ----------------------------------
                               Name:   John N.  Andrea
Date: March 30, 2001           Title:  Co-Chairman & Co-Chief
                                       Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ John N. Andrea
-----------------------------           Co-Chairman, Co-Chief                   March 30, 2001
John N. Andrea                          Executive Officer and Director


/s/ Douglas J. Andrea                   Co-Chairman, Co-Chief                   March 30, 2001
----------------------                  Executive Officer and Director
Douglas J. Andrea


/s/ Christopher P. Sauvigne             President and Chief Operating           March 30, 2001
------------------------------          Chief
Christopher P. Sauvigne


/s/ Richard A. Maue                     Senior Vice President, Chief            March 30, 2001
--------------------                    Financial and Chief Accounting
Richard A. Maue                         Officer


/s/ Gary A. Jones                       Director                                March 30, 2001
------------------
Gary A. Jones


/s/ Scott Koondel                       Director                                March 30, 2001
-----------------
Scott Koondel


/s/ Paul M. Morris                      Director                                March 30, 2001
-------------------
Paul M. Morris


/s/ Jack Lahav                          Director                                March 30, 2001
--------------
Jack Lahav


/s/ John Larkin                         Director                                March 30, 2001
---------------
John Larkin

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

                        CONSENT OF EXPERTS AND COUNSEL
                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements Files No. 33-84092, 333-35687, 333-14385, 333-82375,
333-83173 and 333-51424.





                              ARTHUR ANDERSEN LLP




Melville, New York
March 30, 2001