Form 10-K/A
period 2000-12-31
ANDREA ELECTRONICS CORP
filed 2001-04-30
CIK 6494

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

                         Commission file number 1-4324

                        ANDREA ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

                               New York                                                     11-0482020
------------------------------------------------------------------     ----------------------------------------------------
       (State or other jurisdiction of incorporation or organization)           (I.R.S.  employer identification no.)

                 45 Melville Park Road, Melville, New York                                     11747
----------------------------------------------------------------     ------------------------------------------------------
                 (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:                                         631-719-1800
                                                                            ----------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                                   Name of each exchange on which registered
-----------------------------------------------------      ----------------------------------------------------------------
        Common Stock, par value $.50 per share                                   American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:    None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                     -----      ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of April 27, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25,128,256 (based on the closing sale price on the American Stock Exchange).

         The number of shares outstanding of the registrant's Common Stock as of April 27, 2001, was 14,774,357.

                       EXHIBIT INDEX APPEARS IN ITEM 14

                                 TABLE of CONTENTS


                                      PART III

                                                                      Page

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           3

ITEM 11.   DIRECTOR FEES AND EXECUTIVE COMPENSATION                     5

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                              10

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              11

SIGNATURES                                                             14

                                   PART III

         Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of Andrea Electronics Corporation for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001 and as amended on April 2, 2001, are hereby amended and restated in their entirety as follows.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Company's Bylaws provide for a Board of Directors consisting of between three and ten members, as determined by resolution of the Board of Directors. The Directors include the Co-Chief Executive Officers and the President and Chief Operating Officer of the Company.


Information on the Directors of the Company follows (all Directors serve for a one-year term):


INFORMATION ABOUT DIRECTORS

John N. Andrea, age 43, has been Co-Chairman and Co-Chief Executive Officer since November 1998 and a Director of the Company since 1992. He served as Co-President of the Company from November 1992 to November 1998, as Executive Vice President of the Company from January 1992 to November 1992, and as Sales & Marketing Director from September 1991 to November 1992. Mr. Andrea is the brother of Douglas J. Andrea.

Douglas J. Andrea, age 38, has been Co-Chairman and Co-Chief Executive Officer since November 1998 and a Director of the Company since 1991. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993. Mr.Andrea is the brother of John N. Andrea.


Christopher P. Sauvigne, age 41, has been President and Chief Operating Officer of the Company since November 1998 and a Director since June 2000. From 1982 until joining the Company in November 1998, Mr. Sauvigne was employed by Arthur Andersen LLP, where he served in various capacities, the last of which was as Partner.


Gary A. Jones, age 55, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

Scott Koondel, age 37, has been a Director of the Company since April 1995. He has been the Eastern Manager, Off-Network Television, Paramount Pictures, a subsidiary of Viacom International since June 1993, and was the National Sales Manager for WPIX-TV, a division of Tribune Broadcasting, from June 1990 to June 1993.

Jack Lahav, age 53, has been a Director of the Company since November 1998. He co-founded Lamar Signal Processing Ltd., a subsidiary of the Company that was acquired in May 1998. Since August 1996, he has been the President of Advanced Technology Inc., a manufacturer of robotic routing equipment used in manufacturing printed circuit boards for advanced semiconductors, and from 1990 to 1996, was a Director of Vocaltec Communications Ltd., an Israeli Internet telephony software company. In 1980, he founded Remarkable Products, Inc., a direct mail company, and served as its President until the company was sold by him in 1993.


John R. Larkin, age 57, has been a Director of the Company since June 1999. He has been a Managing Director of Shields/Alliance, a division of Alliance Capital Management LP, a global asset management company, since 1994. He joined Shields Asset Management Inc., the predecessor of Shields/Alliance, in 1986 and held various positions at that company, the last of which was Managing Director, until that company was sold by Xerox Corporation to Alliance Capital Management in 1994. Prior to 1986, Mr. Larkin was a Principal of Smilen & Safian Inc., a New York-based economic consulting firm, and a Director and Member of the Investment Committee of the Sector Investment Fund, a publicly held mutual fund. Mr. Larkin has over 25 years experience in the investment management community in both investment and marketing capacities.

Paul M. Morris, age 39, has been a Director of the Company since 1992. Since 1999, he has been a partner at Buena Vista Capital Partners, a limited partnership for investments. From 1996 to 1999, Mr. Morris was Senior Managing Director at Schroder Capital Management. From July 1995 to December 1996, he was a Partner at Weiss, Peck & Greer, and from 1987 to June 1995 he was employed by Union Bank of Switzerland, where his last position was Managing Director - Equities.

INFORMATION ABOUT EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Richard A. Maue, age 31, has been the Company's Senior Vice President, Chief Financial Officer and Corporate Secretary since November 1999. Mr. Maue joined the Company in April 1997 and served as Vice President, Controller, Treasurer and Corporate Secretary until November 1999. From 1992 until joining the Company in April 1997, Mr. Maue was employed in the audit and business advisory division at Arthur Andersen LLP.

The executive officers of the Company are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all
Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 2000, the Company's directors and officers met all applicable SEC filing requirements.


ITEM 11. DIRECTOR FEES AND EXECUTIVE COMPENSATION

                                 DIRECTOR FEES

During 2000, directors who are not officers or employees of the Company were each paid $1,000 for physical attendance at meetings of the Board.

                            EXECUTIVE COMPENSATION


The following table sets forth information for the last three fiscal years relating to compensation earned by the Co-Chief Executive Officers and the other most highly compensated executive officers who received salary and bonuses over $100,000 during the year ended December 31, 2000.

                                                                                    BONUS ($)       STOCK OPTIONS
             NAME AND PRINCIPAL POSITION               YEAR         SALARY ($)         (1)               (#)
    -------------------------------------------- ---------------- --------------- ------------- -- ----------------

    John N. Andrea, Co-Chairman and Co-Chief
         Executive Officer                             2000          207,410       150,000             125,000
                                                       1999          208,505       150,000             150,000
                                                       1998          203,846       150,000             150,000

    Douglas J. Andrea, Co-Chairman and Co-
         Chief Executive Officer                       2000          206,350        50,000             125,000
                                                       1999          208,505       150,000             150,000
                                                       1998          203,846       150,000             150,000

    Christopher P. Sauvigne, President and Chief
         Operating Officer                             2000          211,718        75,000             125,000
                                                       1999          208,409        75,000             125,000
                                                       1998 (2)       19,230        16,849             250,000

    Richard A. Maue, Senior Vice President,
    Chief Financial Officer and Corporate              2000          145,528             0              70,000
    Secretary
                                                       1999 (3)       93,815        27,115              25,000

(1) Total bonus received by each of John N. Andrea, Douglas J. Andrea, and Christopher P. Sauvigne was the minimum bonus payment pursuant to his employment agreement. See "Employment Agreements and Change in Control Arrangements."

(2) Christopher P. Sauvigne, age 41, joined the Company on November 20, 1998. From 1982 until joining the Company, Mr. Sauvigne was employed by Arthur Andersen LLP, where he served in various capacities, the last of which was as Partner. See "Employment Agreements and Change in Control Arrangements" for information regarding Mr. Sauvigne's employment agreement with the Company.

(3) Richard A. Maue, age 31, joined the Company in April 1997 and served as Vice President, Controller, Treasurer and Corporate Secretary until November 4, 1999. Since November 4, 1999, Mr. Maue has served as the Company's Senior Vice President, Chief Financial Officer and Corporate Secretary. See "Employment Agreements and Change in Control Arrangements" for information regarding Mr. Maue's employment agreement with the Company.

The Company granted stock options covering an aggregate of 445,000 shares of Common Stock during year 2000 to the named executive officers as indicated in the above table.

The following table summarizes for each of the named executive officers the number of shares covered by options granted during 2000, the percent of total options granted to employees of the Company in 2000, the exercise price of such options, the expiration date, and the potential realizable value of such options assuming appreciation rates of 5% and 10% per year through the expiration date of such options.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realizable
                                                                                                  Value at Assumed
                                                                                                   Annual rates of
                                                                                                     Stock Price
                                                                                                  Appreciation for
                                       Individual Grants (2)                                         Option Term
                         -----------------------------------------------------------------    -----------------------



                                                   Percentage
                                      Number of     of total
                                      securities     options
                                      underlying    granted to      Exercise
                           Date of     options      employees        price     Expiration
          Name              grant     granted (#)  in fiscal year  ($/share)     Date           5% (1)      10% (1)
------------------------ ---------- ------------- -------------- ----------- -------------    ---------- ------------

John N. Andrea            4/17/00       75,000       6.1%           $6.875      4/17/10       $ 324,274     $ 822,746
                           8/1/00       50,000       4.1%            $6.00       8/1/10       $ 188,668     $ 478,123

Douglas J. Andrea         4/17/00       75,000       6.1%           $6.875      4/17/10       $ 324,274     $ 822,746
                           8/1/00       50,000       4.1%            $6.00       8/1/10       $ 188,688     $ 478,123

Christopher P. Sauvigne   4/17/00       75,000       6.1%           $6.875      4/17/10       $ 324,274     $ 822,746
                           8/1/00       50,000       4.1%            $6.00       8/1/10       $ 188,688     $ 478,123

Richard A. Maue           4/17/00       35,000       2.8%           $6.875      4/17/10       $ 151,328     $ 383,948
                           8/1/00       35,000       2.8%            $6.00       8/1/10       $ 132,068     $ 334,686

(1) The dollar amounts represent certain assumed rates of appreciation. Actual gains, if any, on stock option exercises and common stock holdings are dependent upon future performance of the Company's common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be realized.


(2) Of the shares covered by each option granted, none can be purchased during the first year following the grant; 25% can be purchased after the first anniversary of the grant; an additional 25% can be purchased after the second anniversary of the grant; and the remaining 50% can be purchased after the third anniversary.

         The following table summarizes for each of the named executive officers the number of shares acquired and value realized upon exercise of options during fiscal 2000 and the aggregate dollar value of in-the-money, unexercised options at December 31, 2000. None of the named executive officers exercised or held any SARs during the year.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                                                   Number of
                                                                   Securities                      Value of
                                                                   Underlying                     Unexercisable
                                                                Unexercised Options            In-the-Money Options
                                Shares                          at Fiscal Year End             at Fiscal Year End -
                              Acquired        Value               Exercisable/                     Exercisable/
        Name                 on Exercise    Realized             Unexercisable (6)               Unexercisable (1)
---------------------------- ------------ ---------------      ---------------------          -----------------------

John N. Andrea                       -    $    -               362,500 / 312,500  (2)              $ -  / $ -


Douglas J. Andrea               15,000    $    -               482,500 / 312,500  (3)         $ 170,400 / $ -



Christopher P. Sauvigne              -    $    -               156,250 / 343,750  (4)               $ - / $ -

Richard A. Maue                      -    $    -                73,750 / 118,750  (5)               $ - / $ -


(1) Values were based on a closing trade price for the Company's Common Stock on December 29, 2000 of $2.10 per share.

(2) John N. Andrea was granted options to purchase 75,000 shares at a price of $6.875 on April 14, 2000; and 50,000 shares at a price of $6.00 per share on August 1, 2000.


(3) Douglas J. Andrea was granted options to purchase 75,000 shares at a price of $6.875 on April 14, 2000; and 50,000 shares at a price of $6.00 per share on August 1, 2000.


(4) Christopher P. Sauvigne was granted options to purchase 75,000 shares at a price of $6.875 on April 14, 2000; and 50,000 shares at a price of $6.00 per share on August 1, 2000.


(5) Richard A. Maue was granted options to purchase 35,000 shares at a price of $6.875 on April 14, 2000; and 35,000 shares at a price of $6.00 per share on August 1, 2000.


(6) Of the shares covered by each option granted, none can be purchased during the first year following the grant; 25% can be purchased after the first anniversary of the grant; an additional 25% can be purchased after the second anniversary of the grant; and the remaining 50% can be purchased after the third anniversary.


           EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

         The Company entered into three-year employment agreements that commenced on March 26, 2000 with John N. Andrea and Douglas J. Andrea, each as Co-Chairman and Co-Chief Executive Officers of the Company. Under these agreements, the annual base salaries of John N. Andrea and Douglas J. Andrea are $200,000. Each agreement provides for additional short-term incentive compensation in the form of annual cash bonuses based on the achievement of performance goals and which shall not be less than $150,000 per annum, and long-term incentive compensation in the form of cash or equity-based awards.

The Company entered into a two-year employment agreement that commenced on March 26, 2000 with Richard A. Maue, as Senior Vice President and Chief Financial Officer of the Company. The agreement provides an annual base salary of not less than $150,000 per annum, plus additional short-term incentive compensation in the form of annual cash bonuses, based on the achievement of performance goals and which shall not be less than $25,000 per annum, and long-term incentive compensation in the form of cash or equity-based awards.

The Company entered into an employment agreement with Christopher P. Sauvigne, as President and Chief Operating Officer of the Company, that commenced on November 20, 1998 and expires on December 31, 2002. The agreement provides an annual base salary of not less than the greater of (i) $200,000 per annum and
(ii) the higher of the base salaries of the Co-Chief Executive Officers of the Company, plus additional short-term incentive compensation in the form of annual cash bonuses, based on the achievement of performance goals and which shall not be less than $150,000 per annum, and long-term incentive compensation in the form of cash or equity-based awards.

Under each of the aforementioned agreements, on the occurrence of a Change in Control (as defined), the Company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a sum equal to the greater of the payments due for the remaining term of the agreement or three times Executive's average annual total compensation for the three preceding taxable years, or if his employment by the Company is then less than three years, Mr. Sauvigne's average annual compensation during his employment by the Company. In addition, on the occurrence of a Change in Control, all restrictions on any restricted stock then held by Executive will lapse immediately, incentive stock options and stock appreciation rights then held will become immediately exercisable, and any performance shares or units then held will vest immediately in full, and Executive will be entitled to receive benefits due him under or contributed by the Company on his behalf pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Company on his behalf to the extent such benefits are not otherwise paid to him under a separate provision of the agreement. If, during the term of the agreement, the Company terminates Executive's employment other than for Cause (as defined), or Executive resigns for Good Reason (as defined), the Company shall pay to him the product of (A) a sum equal to (i) the amount of the remaining salary payments that he would have earned if he continued his employment with the Company during the remaining unexpired term of his employment agreement at his base salary at the date of termination,
(ii) the highest amount of bonus and any other compensation paid to the executive, in any year, during the term of his employment agreement times the remaining number of years of the agreement and any fraction thereof and (iii) an amount equal to the highest amount of annual contributions that were made on Executive' behalf, in any year, to any employee benefit plans of the Company during the term of the agreement, multiplied by (B) the remaining number of years of the agreement and any fraction thereof.


ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 27, 2001 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. The total number of shares of Common Stock outstanding on April 27, 2001 was 14,774,357.

                                   AMOUNT AND NATURE OF
                                       BENEFICIAL
      NAME OF BENEFICIAL OWNER         OWNERSHIP (1)       PERCENT OF CLASS

Camille Andrea Casling (2)               753,507                   5.1%
ANC-I Limited Partnership(2)             247,000                   1.7%
Douglas J. Andrea (2)                    682,338  (3)              4.6%
John N. Andrea (2)                       571,492  (4)              3.9%
Christopher P. Sauvigne                  228,750  (5)              1.5%
Richard A. Maue                          102,000  (6)                *
Paul M. Morris                            32,250  (7)                *
Scott Koondel                             41,250  (8)                *
Gary A. Jones                             49,500  (9)                *
Jack Lahav                                     -                     *
John R. Larkin                            29,250  (10)               *

Directors and Executive Officers as
a group (9 persons)                    1,736,830  (11)            11.7%

*Less than 1%


(1) Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated, all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2) Camille Andrea Casling is the aunt of John N. Andrea and Douglas J. Andrea. ANC-I Limited Partnership is a Delaware limited partnership, of which John N. Andrea and Douglas J. Andrea are limited partners. The address of each of these individuals and the ANC-I Limited Partnership is c/o Andrea Electronics Corporation, 45 Melville Park Road, Melville, New York 11747.

(3)  Includes (i) 69,088 shares owned directly by Douglas J. Andrea,
     Mr. Andrea's spouse and Mr. Andrea's daughter, (ii) 12,000 of the 247,000 shares owned by ANC-I Limited Partnership, and (iii) 601,250 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 193,750 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(4)  Includes (i) 50,438 shares owned directly by John N. Andrea and
     Mr. Andrea's spouse, (ii) 39,804 shares owned by Mr. Andrea's minor children, and (iii) 481,250 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 193,750 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(5)  Includes (i) 15,000 shares owned directly by Christopher P.
     Sauvigne (ii) 15,000 shares owned by Mr. Sauvigne's spouse, (iii) 5,000 shares owned by Mr. Sauvigne's minor children and (iv) 193,750 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 306,250 shares issuable upon the exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(6)  Includes (i) 2,000 shares owned directly by Richard A. Maue and
     Mr. Maue's spouse and (ii) 100,000 shares issuable upon the exercise of options which are currently exercisable and exerisable within 60 days from the date hereof. Does not include 107,500 shares issuable upon the exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(7)  Includes (i) 1,000 shares owned directly by Paul M. Morris, and
     (ii) 31,250 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 38,750 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(8) Includes 41,250 shares issuable upon the exercise of options that are currently exercisable and exercisable within 60 days from the date hereof. Does not include 38,750 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(9)  Includes (i) 2,000 shares owned directly by Gary A. Jones, and
     (ii) 47,500 shares issuable upon the exercise of options that are currently exercisable and exercisable within 60 days from the date hereof. Does not include 12,500 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(10) Includes (i) 23,000 shares owned directly by John R. Larkin and
     (ii) 6,250 shares issuable upon the exercise of options that are currently exercisable and exercisable within 60 days from the date hereof. Does not include 38,750 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(11) Includes the shares directly owned and the shares issuable upon the exercise of the options, which are currently exercisable and exercisable within 60 days from the date hereof, discussed in notes (3) through (10) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


None.

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANDREA ELECTRONICS CORPORATION
                           By:/s/ John N.  Andrea
                              -------------------------------------------------
                              Name:   John N.  Andrea
Date: April 30, 2001          Title:  Co-Chairman & Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ John N.  Andrea                      Co-Chairman, Co-Chief Executive        April 30, 2001
-------------------
John N.  Andrea                          Officer and Director
/s/ Douglas J.  Andrea                   Co-Chairman, Co-Chief Executive        April 30, 2001
----------------------
Douglas J.  Andrea                       Officer and Director
/s/ Christopher P.  Sauvigne             President and Chief Operating Chief    April 30, 2001
----------------------------
Christopher P.  Sauvigne
/s/ Richard A.  Maue                     Senior Vice President, Chief           April 30, 2001
--------------------
Richard A.  Maue                         Financial and Chief Accounting
                                         Officer
/s/ Gary A.  Jones                       Director                               April 30, 2001
------------------
Gary A.  Jones
/s/ Scott Koondel                        Director                               April 30, 2001
-----------------
Scott Koondel
/s/ Paul M.  Morris                      Director                               April 30, 2001
-------------------
Paul M.  Morris
/s/ Jack Lahav                           Director                               April 30, 2001
--------------
Jack Lahav
/s/ John Larkin                          Director                               April 30, 2001
---------------
John Larkin

