Form 10-K/A
period 2000-12-31
ANDREA ELECTRONICS CORP
filed 2001-04-30
CIK 6494

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

         Item 11 to the Annual Report on Form 10-K of Andrea Electronics Corporation for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001 and as amended on April 2, 2001 and April 30, 2001, is hereby amended.

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

Under each of the aforementioned agreements, on the occurrence of a Change in Control (as defined), the Company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a sum equal to the greater of (A) the payments due for the remaining term of the agreement or (B) the product of (i)five (in the case of John N. Andrea, Douglas J. Andrea and Christopher P. Sauvigne) and three (in the case of Richard A. Maue) multiplied by (ii) the Executive's average annual total compensation for the five (in the case of John N. Andrea, Douglas J. Andrea and Christopher P. Sauvigne) and three (in the case of Richard A. Maue) preceding taxable years, or if his employment by the Company is then less than three years, the Executive's average annual compensation during his employment by the Company.

In addition, under each of the aforementioned employment agreements, on the occurrence of a Change in Control, all restrictions on any restricted stock then held by Executive will lapse immediately, incentive stock options and stock appreciation rights then held will become immediately exercisable, and any performance shares or units then held will vest immediately in full, and the Executive will be entitled to receive benefits due him under or contributed by the Company on his behalf pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Company on his behalf to the extent such benefits are not otherwise paid to him under a separate provision of the agreement. If, during the term of the agreement, the Company terminates Executive's employment other than for Cause (as defined), or Executive resigns for Good Reason (as defined), the Company shall pay to him the product of (A) a sum equal to (i) the amount of the remaining salary payments that he would have earned if he continued his employment with the Company during the remaining unexpired term of his employment agreement at his base salary at the date of termination, (ii) the highest amount of bonus and any other compensation paid to the executive, in any year, during the term of his employment agreement times the remaining number of years of the agreement and any fraction thereof and (iii) an amount equal to the highest amount of annual contributions that were made on Executive' behalf, in any year, to any employee benefit plans of the Company during the term of the agreement, multiplied by (B) the remaining number of years of the agreement and any fraction thereof.

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

