Form 10-Q
period 2001-03-31
ANDREA ELECTRONICS CORP
filed 2001-05-15
CIK 6494

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
     ____________ to ____________


                          Commission file number 1-4324

                                    --------

                         ANDREA ELECTRONICS CORPORATION
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   11-0482020
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. employer identification no.)
   incorporation or organization)


 45 Melville Park Road, Melville, New York                 11747
 -----------------------------------------        ---------------------
  Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: 631-719-1800
                                                    ------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,774,357.

ITEM 1.


FINANCIAL STATEMENTS

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,      December 31,
                                                                                     2001             2000
                                                                                  ------------    ------------
                                                                                   (unaudited)      (audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $  7,345,008    $  9,151,835
     Accounts receivable, net of allowance for doubtful accounts of $185,599
     and $186,121, respectively                                                      1,833,917       3,503,713
     Inventories, net                                                                6,530,977       6,285,038
     Prepaid expenses and other current assets                                         429,417         221,259
                                                                                  ------------    ------------
              Total current assets                                                  16,139,319      19,161,845

PROPERTY AND EQUIPMENT, net                                                          1,215,142       1,393,760
DEFERRED INCOME TAXES                                                                1,806,615       1,806,615
GOODWILL, NET                                                                       13,132,338      13,403,836
OTHER INTANGIBLE ASSETS, NET                                                         9,049,842       9,243,917
OTHER ASSETS, NET                                                                    2,434,061       2,262,893
                                                                                  ------------    ------------
              Total assets                                                        $ 43,777,317    $ 47,272,866
                                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                       $  1,378,273    $  2,107,660
     Current portion of long-term debt                                                 683,064         676,046
     Other current liabilities                                                       1,165,259       1,343,088
                                                                                  ------------    ------------
              Total current liabilities                                              3,226,596       4,126,794
LONG-TERM DEBT                                                                         199,409         195,867
                                                                                  ------------    ------------
              Total liabilities                                                      3,426,005       4,322,661
                                                                                  ------------    ------------
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value;
   authorized: 1,000 shares, issued and outstanding: 348 and 500 shares,
   respectively; liquidation value:  $3,480,000 and $5,000,000, respectively         3,367,527       4,830,060
                                                                                  ------------    ------------
SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value;
   authorized: 1,500 shares, issued and outstanding: 750 and 750, respectively shares; liquidation value: $7,500,000 and $7,500,000,
   respectively                                                                   $  7,340,924       7,332,665
                                                                                  ------------    ------------
SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued
         and outstanding                                                                  --              --
     Common stock, $.50 par value; authorized: 35,000,000 shares; issued and
         outstanding: 14,759,357 and 13,897,572 shares, respectively                 7,379,678       6,948,786
     Additional paid-in capital                                                     47,828,870      46,711,609
     Accumulated deficit                                                           (25,565,687)    (22,872,915)
                                                                                  ------------    ------------
              Total shareholders' equity                                            29,642,861      30,787,480
                                                                                  ------------    ------------
              Total liabilities and shareholders' equity                          $ 43,777,317    $ 47,272,866
                                                                                  ============    ============

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             For the Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
NET SALES                                                    $  2,615,639    $  3,201,484

COST OF SALES                                                   1,919,354       2,399,175
                                                             ------------    ------------
              Gross profit                                        696,285         802,309

RESEARCH AND DEVELOPMENT EXPENSES                                 998,900       1,150,478

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                    2,313,343       2,141,298
                                                             ------------    ------------
              Loss from operations                             (2,615,958)     (2,489,467)
                                                             ------------    ------------
OTHER INCOME (EXPENSE):
     Interest income                                               88,723         106,838
     Interest expense                                             (15,003)        (87,172)
     Miscellaneous expense                                         (4,249)        (14,820)
                                                             ------------    ------------
                                                                   69,471           4,846
                                                             ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                         (2,546,487)     (2,484,621)

PROVISION FOR INCOME TAXES                                           --              --
                                                             ------------    ------------
              Net loss                                       $ (2,546,487)   $ (2,484,621)
                                                             ============    ============
PREFERRED STOCK DIVIDENDS                                         146,285          91,377
                                                             ------------    ------------
              Net loss attributable to common shareholders   $ (2,692,772)   $ (2,575,998)
                                                             ============    ============
PER SHARE INFORMATION:

Net Loss Per Share:
     Basic                                                   $       (.18)   $       (.19)
                                                             ============    ============
     Diluted                                                 $       (.18)   $       (.19)
                                                             ============    ============
Shares used in computing net loss per share:
     Basic                                                     14,624,788      13,363,509
                                                             ============    ============
     Diluted                                                   14,624,788      13,363,509
                                                             ============    ============

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                      Additional                        Total
                                           Shares        Common         Paid-In      Accumulated     Shareholders'
                                         Outstanding      Stock         Capital        Deficit          Equity
                                        ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 2000                13,897,572   $  6,948,786   $ 46,711,609   $(22,872,915)   $ 30,787,480
   Conversion of Series B Redeemable
     Convertible Preferred Stock, net
     of related costs                        861,785        430,892      1,117,261           --         1,548,153
   Preferred stock dividends                    --             --             --         (146,285)       (146,285)
   Net loss                                     --             --             --       (2,546,487)     (2,546,487)
                                        ------------   ------------   ------------   ------------    ------------
BALANCE, March 31, 2001                   14,759,357   $  7,379,678   $ 47,828,870   $(25,565,687)   $ 29,642,861
                                        ============   ============   ============   ============    ============

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                          2001           2000
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(2,546,487)   $(2,484,621)
     Adjustments to reconcile net loss to net cash used in operating activities:
             Non-cash interest expense                                        --           23,259
             Depreciation and amortization                                 927,126        909,206
             (Increase) Decrease in:
               Accounts receivable, net                                  1,669,796         33,430
               Inventories                                                (245,939)        34,382
               Prepaid expenses and other current assets                  (438,242)      (197,462)
               Other assets                                               (194,317)         1,207
             Decrease in:
               Trade accounts payable                                     (729,387)      (471,195)
               Other current and long term liabilities                    (226,508)       (99,548)
                                                                       -----------    -----------
                  Net cash used in operating activities                 (1,783,958)    (2,251,342)
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (22,869)      (127,726)
                                                                       -----------    -----------
                  Net cash used in investing activities                    (22,869)      (127,726)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock upon exercise of stock
       options, net of related costs                                          --        1,319,234
                                                                       -----------    -----------
                  Net cash provided by financing activities                   --        1,319,234
                                                                       -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (1,806,827)    (1,059,834)
CASH AND CASH EQUIVALENTS, beginning of period                           9,151,835      9,153,148
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                               $ 7,345,008    $ 8,093,314
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash investing and financing activities:
     Conversion of Series B Redeemable Convertible Preferred Stock
         and related accrued dividends into common stock               $ 1,548,153    $ 2,417,402
                                                                       ===========    ===========

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation - The accompanying consolidated financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries ("Andrea" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Andrea's annual report on Form 10-K for the year ended December 31, 2000.

2. Earnings Per Common Share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.


     The following chart provides a reconciliation of information used in calculating the per share amounts:

                                                  For the Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                       2001           2000
                                                  ------------    ------------
Numerator:
     Net loss                                     $ (2,546,487)   $ (2,484,621)
     Preferred stock dividends                         146,285          91,377
                                                  ------------    ------------
       Net loss attributable to common
         shareholders                             $ (2,692,772)   $ (2,575,998)
                                                  ============    ============
Denominator:
     Weighted-average common shares outstanding
      -- Basic and Diluted *                        14,624,788      13,363,509
                                                  ============    ============

Net loss per share- Basic and Diluted             $       (.18)   $       (.19)
                                                  ============    ============


* The effect of dilutive securities (stock options, Redeemable Convertible Preferred Stock and warrants) have not been included herein as their inclusion would be anti-dilutive.

3. Comprehensive Income - Andrea follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the three months ended March 31, 2001 and 2000, Andrea's operations did not give rise to items includible in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Andrea's comprehensive loss is the same as its net loss for all periods presented.

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

5. Procurement Agreement - Andrea has an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. For the three month period ending March 31, 2001, sales of the Andrea's products to IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for approximately 21% of the Andrea's total net sales.

6. Series B Redeemable Convertible Preferred Stock - On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), and a warrant covering 75,000 shares of Andrea's Common Stock. Each of the 750 shares of Series B Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

     The Series B Preferred Stock becomes convertible into Andrea's Common Stock according to a vesting schedule, with 12.5% of the shares having become convertible on October 17, 1999, 12.5% of the shares having become convertible on November 17, 1999, 12.5% of the shares having become convertible on December 17, 1999, and an additional 12.5% becoming convertible at the end of next five succeeding 30-day periods. The vesting schedule will lapse for conversions occurring at the Maximum Conversion Price and upon the occurrence of certain extraordinary events, as defined. Any unconverted Series B Preferred Stock that remains outstanding on June 18, 2004 will automatically convert into Andrea's Common Stock. Andrea has reserved 2,450,000 of Common Stock for issuance upon conversion of the shares of the Series B Preferred Stock.

     Upon the announcement of a major transaction, as defined, the investors have the right to require Andrea to redeem all or a portion of the investors' Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on Andrea's control over such events, the investors may have the right to require Andrea to i) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement, or ii) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined.

     On January 11, 2001 and January 18, 2001, 100 shares and 52 shares of the Series B Preferred Stock, together with related accrued dividends, were converted into 566,824 and 294,961 shares, respectively, of Common Stock at a conversion price of $1.88, respectively. As of March 31, 2001, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrants of $112,473. Due to the redemption features described above, the Series B Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

7. Series C Redeemable Convertible Preferred Stock - On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price initially equal to 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date for the first nine months. The conversion price will be reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea's Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. Andrea has the right to require the conversion of the Series C Preferred Stock after one year upon the satisfaction of certain conditions. During the eighteen-month period beginning on October 10, 2000, the investors may exercise an option to purchase up to an additional $2.5 million of Andrea's Series C Preferred Stock, subject to the closing bid price of Andrea's Common Stock being no less than $7.0565 as of the date of such exercise. These additional Preferred Shares would be identical in all material respects to those purchased at Initial Issuance and, consequently, a contingent beneficial conversion feature exists which may result in the Investor obtaining a conversion price for such additional Preferred Shares which, at the time of the exercise of the option, could be less than the market price of the Common Stock at such date. In accordance with the provisions of Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", Andrea may be required to record, at the time of exercise for such additional Preferred Shares, a charge to accumulated deficit as a result of this beneficial conversion right.

     Upon the announcement of a major transaction or upon certain triggering events, as defined, the investors have the right to require Andrea to redeem all or a portion of the investors' Series C Preferred Shares at a redemption price equal to the greater of (i) 120% of the Liquidation Value, as defined, or (ii) the product of the applicable conversion rate in effect on the date of the major transaction or the triggering event and the closing bid price of the Common Stock of Andrea on the trading day immediately preceding the major transaction or triggering event or the closing bid price of Andrea's Common Stock on the date the holder's delivery to Andrea of notice. In addition, if Andrea is unable to effect such redemption (i) interest will accumulate on the value of the Series C Preferred Shares that Andrea is unable to redeem at the rate of 2% per month and (b) the holders of the Series C Preferred Stock are entitled to void their redemption notices and receive a reset of their applicable conversion price.

     As of March 31, 2001, the Series C Preferred Stock is recorded net of unaccreted costs of $159,076. Due to the redemption features described above, the Series C Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

     Furthermore, in accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", Andrea may be required to record a charge to accumulated deficit at the end of the reset period and each reset period thereafter, as defined, which will reduce income available to common shareholders and earnings per share at such times. The magnitude of this charge, which could be material, will depend, to an extent, on Andrea's stock price at the reset date.

8. Acquisition Of Business -On May 5, 1998, Andrea acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by Andrea for the Acquisition was approximately 1,800,000 shares of restricted common stock, $1,000,000 in cash and $2,000,000 in notes payable. The cash was recorded at stated value. Both the notes payable and the shares issued were discounted to reflect the appropriate value of the consideration paid taking into account the underlying restrictions, arriving at values of $1,615,000 and $23,129,532, respectively. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing; an additional one-third became transferable on the second anniversary; and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by Andrea, $1,500,000, $500,000 and $500,000 was paid during 1998, 1999 and 2000, respectively, and the remaining $500,000 was paid on the thirty-six month anniversary of the closing (May 5, 2001). The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The purchase, for total aggregate consideration of $27.6 million, including costs associated with the acquisition of Lamar of $1.4 million, resulted in intangible assets of $27.3 million. The goodwill and other intangibles, together with their respective useful lives consist of the following as of March 31, 2001:

                                         Net Value at            Estimated
                                        March 31, 2001          Useful Life
                                     ----------------------     -----------

     Goodwill                             $13,132,338            15 years
                                          ===========

     Other Intangible Assets:
              Core Technology             $ 8,877,167            15 years
              Workforce in Place              172,675             7 years
                                          -----------

     Total Other Intangible Assets        $ 9,049,842
                                          ===========

9. Segment Information - Andrea follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Andrea's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Andrea's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products,
     (ii) Aircraft Communications Products, and (iii) Andrea DSP Microphone and Software Products. Our Andrea-Anti-Noise Products include our noise cancellation and active noise cancellation computer headset products and related computer peripheral products; our Aircraft Communication Products primarily include our military and commercial aircraft intercom communication systems; and our Andrea DSP Microphone and Software Products primarily include products based on the use of some, or all of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. The following represents selected consolidated financial information for the Andrea's segments for the three months ended March 31, 2001, and 2000:

                                                                      Andrea DSP
                                        Andrea        Aircraft        Microphone
                                       Anti-Noise   Communications   and Software    March 31,
            Segment Data               Products       Products        Products         2001
            ------------              -----------   -----------     -----------    -----------
     Net sales                       $ 1,320,926    $ 1,026,916     $   267,797    $ 2,615,639
     Income (loss) from operations      (654,607)       302,317      (2,263,668)    (2,615,958)
     Depreciation                        104,297         24,390          72,800        201,487

                                                                      Andrea DSP
                                        Andrea        Aircraft        Microphone
                                       Anti-Noise   Communications   and Software    March 31,
            Segment Data               Products       Products        Products         2000
            ------------              -----------   -----------     -----------    -----------
     Net sales                        $ 2,415,737   $   604,700     $   181,047    $ 3,201,484
     Income (loss) from operations        119,205      (152,823)     (2,455,849)    (2,489,467)
     Depreciation                         100,015        47,464          70,587        218,066



     International revenues are based on the country in which the end-user is located. For the three months ended March 31, 2001 and 2000, sales and accounts receivable by geographic area are as follows:

        Geographic Data                     March 31, 2001     March 31, 2000
        ---------------                     --------------     --------------
     Sales:
            United States                      $2,005,384        $2,336,711
            Europe                                120,915           390,686
            Other foreign                         489,340           474,087
                                               $2,615,639        $3,201,484
     Accounts receivable:
            United States                      $1,482,011        $1,837,008
            Europe                                 88,129           560,163
            Other foreign                         263,777           340,102
                                               $1,833,917        $2,737,273

10. Legal Proceedings - As previously reported in "Item 3. Legal Proceedings" in Andrea's Annual Report on Form 10-K for the year ended December 31, 2000, on November 17, 1998 a complaint was filed against Andrea in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of Andrea's patents relating to certain active noise reduction technology. Andrea does not currently derive significant sales or licensing revenue from this technology. The complaint requests a declaration that the two patents are invalid and unenforceable and that NCT's products do not infringe the patents. The complaint alleges that Andrea has engaged in unfair competition by misrepresenting the scope of the two patents, tortuously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising certain of Andrea's technology. The complaint seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5,000,000, punitive damages of not less than $50,000,000 and plaintiffs' costs and attorneys' fees. Andrea filed and served an answer to the NCT complaint, denying the allegations and asserting various affirmative defenses and counterclaims. Andrea's counterclaims allege that NCT has willfully infringed the two patents, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition with respect to Andrea's mark ANR READY. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. Andrea also seeks exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. Andrea believes that, based upon the advice of outside legal counsel, NCT's allegations are without merit, and we intend to vigorously defend the claims described above.

     In March 1999, Andrea was notified about a claim filed by the owners of property adjoining Andrea's Long Island City facility with respect to certain environmental matters. In September 1999, a complaint was filed in the Supreme Court of the State of New York, County of Nassau seeking $1 million in compensatory damages from Andrea. While no assurance can be given as to the ultimate outcome of this matter, Andrea believes, based on the advice of outside legal counsel, that the claim is without merit and is vigorously defending itself.In addition to the litigation described above, we are from time to time subject to routine litigation incidental to our business.

     In addition to the litigation noted above, Andrea is from time to time subject to routine litigation incidental to its business. While it is not feasible to predict or determine the final outcome of the claims against Andrea, management believes that the results of the above noted litigation and other pending legal proceedings will not have a material adverse effect on Andrea's financial condition, results of operations or liquidity.

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

     Andrea's products and technologies optimize the performance of speech-based applications software in markets such as:

     .    voice communication over the Internet;

     . speech recognition and dictation to desktop, laptop and hand-held computers;

     .    audio/video conferencing;

     . computer-based automobile monitoring and control systems for use by drivers and passengers;

     . electronic equipment for incorporation into home appliances and industrial and commercial office equipment that is activated and controlled by voice; and

     . interactive games where one or more players participate over the Internet.

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

     The interim results of operations of Andrea presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.


Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2001 (the "2001 First Quarter") compared to the three months ended March 31, 2000 (the "2000 First Quarter") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

     - fluctuations in the computer and communications hardware and software marketplace; and

     -    general economic conditions.


     We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2001 First Quarter were approximately $2.6 million compared to approximately $3.2 million in the 2000 First Quarter. For both the 2001 First Quarter and 2000 First Quarter, we had a net loss of approximately $2.5 million. We continue to experience significant price pressure on our Andrea Anti-Noise Products, as well as declines in unit sales of these products to those of our customers who bundle them with their continuous speech dictation products. In response, we are examining opportunities for cost-reduction, production efficiencies and further diversification of our business. But to remain competitive, we intend to continue incurring substantial research and development, marketing and general and administrative expenses. We may not be able to easily and quickly reduce these expenses if our sales revenue falls below our expectations and, therefore, our net income or loss may be disproportionately affected by any reduction in sales revenue. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets had, and will continue to have, a negative, non-cash impact on our results of operations. As a result of these factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

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

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution

     Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 35,000,000 shares of common stock presently authorized, 14,774,357 were outstanding as of May 15, 2001. This does not include 5,288,125 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan and shares of our common stock reserved for further awards under the 1998 Stock Plan and 6,411,140 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants. In addition, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd. Trading restrictions on these 1,800,000 shares have expired and are subject to demand and piggyback registration rights. To date, 902,880 of the 1,800,000 shares have been registered for sale under the Securities Act of 1933. Additionally, we are seeking shareholder approval at the 2001 annual meeting to increase the amount of authorized shares to 70,000,000 in order to provide the Company with further flexibility for a capital raising transaction which may involve the issuance of authorized but unissued common stock.

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

     The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 348 shares of Series B Convertible Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% additional amount is paid in cash:

                                 Number of Shares          Percentage of
                             of Common Stock Issuable        Outstanding
          Conversion Price       Upon Conversion(1)         Common Stock(2)
          ----------------   ------------------------      ----------------
               $1.00                3,480,000                    19%
               $2.00                1,740,000                    11%
               $3.00                1,160,000                     7%
               $4.00                  870,000                     6%
               $5.00                  696,000                     5%
               $6.00                  580,000                     4%
               $7.00                  497,143                     3%
               $8.00                  435,000                     3%

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

(2)  Based on 14,774,357 shares of common stock outstanding as of May 15, 2001.


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

                                 Number of Shares          Percentage of
                             of Common Stock Issuable        Outstanding
          Conversion Price       Upon Conversion(1)         Common Stock(2)
          ----------------   ------------------------      ----------------
               $1.00                7,500,000                    34%
               $2.00                3,750,000                    20%
               $3.00                2,500,000                    14%
               $4.00                1,875,000                    11%
               $5.00                1,500,000                     9%
               $6.00                1,250,000                     8%
               $7.00                1,071,429                     7%

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

(2)  Based on 14,774,357 shares of common stock outstanding as of May 15, 2001.

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

                                 Number of Shares          Percentage of
                             of Common Stock Issuable        Outstanding
        Conversion Price(1)       Upon Conversion(2)       Common Stock(3)
        -------------------  ------------------------      ----------------
              $1.00               10,980,000                    43%
              $2.00                5,490,000                    27%
              $3.00                3,660,000                    20%
              $4.00                2,745,000                    16%
              $5.00                2,196,000                    13%
              $6.00                1,830,000                    11%
              $7.00                1,568,572                    10%

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

(3)  Based on 14,774,357 shares of common stock outstanding as of May 15, 2001.

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

If we fail to market and commercialize our Andrea Digital Signal Processing Microphone and Software products, our revenues may not increase at a high enough rate to improve our results of operations or at all.

     Our business, results of operations and financial condition depend on successful commercialization of our Andrea DSP Microphone and Software products and technologies. Since we began sales of the initial Andrea Anti-Noise products in 1995, we have been expanding the number of products in this line. We introduced our first Andrea Digital Super Directional Array products in 1998 and we are initially targeting these and our other Andrea DSP Microphone and Software products at the market for computer-based automobile monitoring and control systems for use by drivers and passengers. This market is commonly referred to as the automobile telematics market. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries.

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

     The markets in which we sell our Andrea Anti-Noise, Andrea DSP Microphone and Software products and our Aircraft Communications products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. One or more of these competitors may independently develop technologies that are substantially equivalent or superior to our technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

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

     We are substantially dependent on our product procurement relationship with IBM. During the 2001 First Quarter, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 21% of our net sales. While we are a party to a procurement agreement with IBM covering the purchase by IBM of certain of our Andrea Anti-Noise microphone and earphone products for inclusion with certain of IBM's personal computer products, IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors. Our failure to maintain sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products to IBM would have a material adverse effect on our business, results of operations and financial condition.

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

     We have been seeking to increase our sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three months ended March 31, 2001, sales to customers outside the United States accounted for approximately 23% of our net sales. International sales and operations are subject to a number of risks, including:

 .    trade restrictions in the form of license requirements;

 .    restrictions on exports and imports and other government controls;

 .    changes in tariffs and taxes;

 .    difficulties in staffing and managing international operations;

 .    problems in establishing and managing distributor relationships;

 .    general economic conditions; and

 .    political and economic instability or conflict.

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

Results Of Operations

  Quarter Ended March 31, 2001 Compared to the Quarter Ended March 31, 2000

Sales
-----

Sales for the 2001 First Quarter were $2,615,639, a decrease of 18% from sales of $3,201,484 for the 2000 First Quarter. The decrease in sales for the 2001 First Quarter reflects an approximate 45% decrease in sales of Andrea Anti-Noise Products to $1,320,926, or 51% of total sales, offset by an approximate 70% increase in sales of our Aircraft Communications Products, to $1,026,916, or 39% of total sales and an approximate 48% increase of Andrea DSP Microphone and Software Products to $267,797, or 10% of total sales. The decreases in sales of Andrea Anti-Noise Products is due to lower volume sales of PC headsets to the Company's original equipment manufacturer (OEM) customers. The increase in sales of our Aircraft Communications Products is a result of increased sales and marketing effort focused on military intercom communication systems during the second half of 2000 and during the 2001 First Quarter. The increase in Andrea DSP Microphone and Software Products is primarily a result of initial shipments of Andrea's automotive far-field microphones for hands-free communications. For the 2001 First Quarter, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees and integrators accounted for approximately 21% of our total sales. For the 2001 First Quarter, sales of our aircraft communications products to the U.S. government accounted for approximately 22% of our total sales.

Cost of Sales
-------------

Cost of sales as a percentage of sales for the 2001 First Quarter decreased to 73% from 75% for the 2000 First Quarter. This slight increase is primarily due to the improved product mix of revenues over the 2000 First Quarter, specifically, the increase in high margin aircraft communication revenues in the 2001 First Quarter, coupled with the elimination of certain fixed costs as a result of cost reduction efforts implemented during the 2001 First Quarter.

Research and Development
------------------------

Research and development expenses for the 2001 First Quarter decreased 13% to $998,900 from $1,150,478 for the 2000 First Quarter. This decrease is due primarily to a reduction in expenses associated with research efforts which management determined were not integral to the Andrea's core portfolio of digital microphone software and hardware technologies. Notwithstanding this decrease, the relatively significant amount of research and development spending when compared to total sales is comprised primarily of Andrea's continuing efforts to develop and commercialize digital microphone software and hardware technologies and products, which, in turn management anticipates will yield future revenue streams from higher growth markets. Specifically, DSP Microphone and Software Technology efforts were $794,905, or 80% of total research and development expenses, Aircraft Communications technology efforts were $74,891, or 7% of total research and development expenses and Andrea Anti-Noise Product efforts were $129,104, or 13% of total research and development expenses. With respect to DSP Microphone and Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is superior to other known DSP-based technologies in the marketplace, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide the Company with a significant competitive advantage. During the remainder of 2001, management expects total research and development spending to continue at levels consistent with that of the 2001 First Quarter.


General, Administrative and Selling Expenses
--------------------------------------------

General, administrative and selling expenses increased approximately 8% to $2,313,343 for the 2001 First Quarter from $2,141,298 for the 2000 First Quarter. This increase is due primarily to the continuing high levels of sales and marketing costs associated with Andrea's efforts in developing alliances in the automotive telematics market space, coupled with the increase in sales and marketing salaries associated with the reengineering of Andrea's sales and marketing team during the 2000 Fourth Quarter.

The Company implemented a cost reduction plan aimed at cutting costs that are not integral to the execution of the Company's overall strategy, and to ensure conservative spending during the current period of economic uncertainty. Included in the Company's cost reduction initiatives was a reduction in workforce which was implemented during February of 2001, representing a reduction of approximately 25% of the Company's then total workforce. As a result of the cost reduction initiatives, general, administrative and selling expenses decreased approximately 11% over the 2000 Fourth Quarter.


Miscellaneous Income (Expense)
------------------------------

Miscellaneous income for the 2001 First Quarter was $69,471 compared to other expense of $4,846 for the 2000 First Quarter. This change is primarily due to the lower levels of interest bearing debt in the 2001 First Quarter.

Provision for Income Taxes
--------------------------

The Company did not record income tax expense for the 2001 First Quarter in light of the net loss recorded for the period. Furthermore, the realization of a portion of the Company's reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings. To the extent Andrea's management believes that, more likely than not, previously reserved deferred tax assets will be realized, Andrea will reduce the reserve accordingly.

Net Loss
--------

Net loss for the 2001 First Quarter was $2,546,487 compared to a net loss of $2,484,621 for the 2000 First Quarter. The net loss for the 2001 First Quarter principally reflects the factors described above.

Liquidity And Capital Resources

The Company's principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes and redeemable convertible preferred stock to certain financial institutions. At March 31, 2001, we had cash and cash equivalents of $7,345,008 compared with $9,151,835 at December 31, 2000. The balance of cash and cash equivalents at March 31, 2001 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series C Redeemable Convertible Preferred Stock on October 10, 2000 (the "Series C Preferred Stock"). The Company is using the net proceeds from the issuance of the Series C Preferred Stock primarily for costs associated with:

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

In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, and $500,000 was paid on each of the six, twelve, twenty-four and thirty-six month anniversaries of the closing date. The final payment, which is recorded as current portion of long-term debt in the accompanying consolidated balance sheet, was paid on May 5, 2001.

Working capital at March 31, 2001, was $12,912,723 compared to $15,035,051 at December 31, 2000. The decrease in working capital reflects decreases in total current assets and total current liabilities of $3,022,526 and $900,198, respectively. The decrease in total current assets reflects a decrease in cash of $1,806,827, a decrease in accounts receivable of $1,669,796, partially offset by increase in inventory of $245,939 and an increase in prepaid expenses and other current assets of $208,158. The decrease in current liabilities reflects a decrease in trade accounts payable of $729,387 and a $177,829 decrease in other current liabilities, offset, in part, by an increase in the current portion of long term debt of $7,018.

The decrease in cash from December 31, 2000 to the period ending March 31, 2001 of $1,806,827 reflects $1,783,958 of net cash used in operating activities and $22,869 of net cash used in investing activities.

The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $2,546,487 net loss for the 2001 First Quarter, a $245,939 increase in inventory, a $438,242 increase in prepaid and other current assets, a $194,317 increase in other assets, a $729,387 decrease in accounts payable and a $226,508 decrease in other current and long term liabilities, partially offset by a $1,669,796 decrease in accounts receivable. The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, as well as increases in other service costs related to the remainder of 2001. The decrease in accounts payable and other current and long term liabilities as well as the increase in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Andrea's various product lines.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal source of financing activities is the issuance of convertible debt with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. A significant rise in interest rates could materially adversely affect our financial condition and results of operations. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement Regarding Forward-Looking Statements--An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition" and Note 10 to the unaudited financial statements in this quarterly report for a discussion of the legal proceedings of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

On March 1, 2001, the Company filed a Current Report on Form 8-K reporting the release of its earnings for the quarter and year ended December 31, 2000. The press release announcing the Company's earnings was attached as an exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA ELECTRONICS CORPORATION

/s/ Christopher P. Sauvigne            Co-Chairman and Co-Chief                    May 15, 2001
------------------------------           Executive Officer
    Christopher P. Sauvigne


/s/ Richard A. Maue                    Senior Vice President, Chief                May 15, 2001
------------------------------           Financial Officer, and Secretary
    Richard A. Maue