Form 10-Q
period 2001-06-30
ANDREA ELECTRONICS CORP
filed 2001-08-14
CIK 6494

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________


                         Commission file number 1-4324

                                   --------

                        ANDREA ELECTRONICS CORPORATION
               -----------------------------------------------
            (Exact name of registrant as specified in its charter)

                New York                             11-0482020
     --------------------------------    ------------------------------------
    (State or other jurisdiction of      (I.R.S. employer identification no.)
     incorporation or organization)

     45 Melville Park Road, Melville, New York                  11747
   -----------------------------------------------      ---------------------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        631-719-1800
                                                     ------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,786,857.

ITEM 1.  FINANCIAL STATEMENTS

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                         June 30, 2001      December 31, 2000
                                                                                           (unaudited)           (audited)
                                                                                         --------------     -----------------
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                           $    5,129,723       $     9,151,835
     Accounts receivable, net of allowance for doubtful accounts of $180,543
     and $186,121                                                                             2,387,296             3,503,713
     Inventories                                                                              6,467,936             6,285,038
     Prepaid expenses and other current assets                                                  373,286               221,259
                                                                                         --------------       ---------------

              Total current assets                                                           14,358,241            19,161,845

PROPERTY AND EQUIPMENT, net                                                                   1,073,322             1,393,760
DEFERRED INCOME TAXES                                                                         1,806,615             1,806,615
GOODWILL                                                                                     12,860,839            13,403,836
OTHER INTANGIBLE ASSETS                                                                       8,855,766             9,243,917
OTHER ASSETS                                                                                  2,481,003             2,262,893
                                                                                         --------------       ---------------

              Total assets                                                               $   41,435,786       $    47,272,866
                                                                                         ==============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                              $    1,802,393       $     2,107,660
     Current portion of long-term debt                                                          254,365               676,046
     Other current liabilities                                                                1,404,017             1,343,088
                                                                                         --------------       ---------------

              Total current liabilities                                                       3,460,775             4,126,794

LONG-TERM DEBT                                                                                  101,801               195,867
                                                                                         --------------       ---------------

              Total liabilities                                                               3,562,576             4,322,661
                                                                                         --------------       ---------------


SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value;
   authorized: 1,000 shares, issued and outstanding: 348 and 500 shares,
   respectively; liquidation value:  $3,480,000 and $5,000,000, respectively                  3,373,116             4,830,060
                                                                                         --------------       ---------------

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value;
   authorized: 1,500 shares, issued and outstanding: 750 shares; liquidation
   value:  $7,500,000                                                                         7,348,968             7,332,665
                                                                                         --------------       ---------------

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued
         and outstanding                                                                             --                    --
     Common stock, $.50 par value; authorized: 35,000,000 shares; issued and
         outstanding: 14,786,857 and 13,897,572 shares, respectively                          7,393,428             6,948,786
     Additional paid-in capital                                                              47,863,853            46,711,609
     Deferred stock compensation                                                                (29,175)
     Accumulated deficit                                                                    (28,076,980)          (22,872,915)
                                                                                         ---------------      ----------------

              Total shareholders' equity                                                     27,151,126            30,787,480
                                                                                         --------------       ---------------
              Total liabilities and shareholders' equity                                 $   41,435,786       $    47,272,866
                                                                                         ==============       ===============

                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                       For the Three Months Ended               For the Six Months Ended
                                                                June 30,                                June 30,
                                                    ---------------------------------      -----------------------------------
                                                         2001               2000               2001                   2000
                                                    --------------     --------------      -------------         -------------
NET SALES                                           $    2,617,929     $    3,181,268      $   5,233,568         $   6,382,752

COST OF SALES                                            1,872,758          2,366,353          3,792,112             4,765,528
                                                    --------------     --------------      -------------         -------------

              Gross profit                                 745,171            814,915          1,441,456             1,617,224

RESEARCH AND DEVELOPMENT EXPENSES                          881,384          1,089,194          1,880,284             2,239,672

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES
                                                         2,308,755          2,253,357          4,622,098             4,394,655
                                                    --------------     --------------      -------------         -------------

              Loss from operations                      (2,444,968)        (2,527,636)        (5,060,926)           (5,017,103)
                                                    --------------      -------------      -------------         -------------

OTHER INCOME (EXPENSE):
     Interest income                                        79,212            116,554            167,935               223,392
     Interest expense                                      (32,062)           (64,931)           (47,065)             (152,103)
     Other                                                  30,138                  -             25,889               (14,820)
                                                    --------------     --------------      -------------         -------------
                                                            77,288             51,623            146,759                56,469
                                                    --------------     --------------      -------------         -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (2,367,680)        (2,476,013)        (4,914,167)           (4,960,634)

PROVISION FOR INCOME TAXES                                      -                  -                  -                     -
                                                    --------------     --------------      -------------         -------------
              Net loss                              $   (2,367,680)    $   (2,476,013)     $  (4,914,167)        $  (4,960,634)
                                                    ==============     ==============      =============         =============

PREFERRED STOCK DIVIDENDS                                  143,613             60,410            289,898               151,787
                                                    --------------     --------------      -------------         -------------

              Net loss attributable to
                common shareholders                 $   (2,511,293)    $   (2,536,423)     $  (5,204,065)        $  (5,112,421)
                                                    ==============     ==============      =============         =============

PER SHARE INFORMATION:

Net Loss Per Share:
     Basic                                          $         (.17)    $         (.18)     $        (.35)        $        (.37)
                                                    ==============     ==============      =============         =============
     Diluted                                        $         (.17)    $         (.18)     $        (.35)        $        (.37)
                                                    ==============     ==============      =============         =============

Shares used in computing net loss per share:
     Basic                                              14,778,121         13,821,885         14,701,878            13,635,237
                                                    ==============     ==============      =============         =============
     Diluted                                            14,778,121         13,821,885         14,701,878            13,635,237
                                                    ==============     ==============      =============         =============

                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                           Additional      Deferred                       Total
                                                 Shares       Common        Paid-In         Stock       Accumulated   Shareholders'
                                              Outstanding     Stock         Capital      Compensation     Deficit        Equity
                                              -----------   -----------   ------------   ------------   ------------   -------------
BALANCE, December 31, 2000                     13,897,572   $ 6,948,786   $ 46,711,609                  $(22,872,915)  $ 30,787,480
   Conversion of Series B Redeemable
     Convertible Preferred Stock, net of
     related costs                                861,785       430,892      1,117,261              -              -      1,548,153
   Exercise of stock options, net of related
     costs                                         27,500        13,750          2,733              -              -         16,483
   Option grant to Consultant                           -             -         32,250        (29,175)             -          3,075
   Preferred stock dividends                            -             -              -                      (289,898)      (289,898)
   Net loss
                                                        -             -              -              -     (4,914,167)    (4,914,167)
                                              -----------   -----------   ------------   ------------   ------------   ------------
BALANCE, June 30, 2001                         14,786,857   $ 7,393,428   $ 47,863,853   $    (29,175)  $(28,076,980)  $ 27,151,126
                                              ===========   ===========   ============   ============   ============   ============

                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      For the Six Months Ended June 30,
                                                                                    ------------------------------------
                                                                                        2001                    2000
                                                                                    -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(4,914,167)             $(4,960,634)
     Adjustments to reconcile net loss to net cash used in operating activities:
             Non-cash interest expense                                                                            39,964
             Non-cash stock compensation expense                                          3,075
             Depreciation and amortization                                            1,349,303                1,815,117
             (Increase) Decrease in:
               Accounts receivable, net                                               1,116,417                 (109,839)
               Inventories                                                             (182,898)                (179,573)
               Prepaid expenses and other current assets                               (321,872)                (284,189)
               Other assets                                                            (241,259)                     766
             Decrease in:
               Trade accounts payable                                                  (305,267)                (294,218)
               Other current and long term liabilities                                   16,693                 (311,379)
                                                                                    -----------              -----------
                  Net cash used in operating activities                              (3,479,975)              (4,283,985)
                                                                                    -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (22,869)                (174,876)
                                                                                    -----------              -----------
                  Net cash used in investing activities                                 (22,869)                (174,876)
                                                                                    -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                                        (535,751)                (517,529)
   Payment of convertible notes                                                               -               (1,485,077)
   Proceeds from issuance of common stock upon exercise of stock
       options, net of related costs                                                     16,483                1,357,246
                                                                                    -----------              -----------
                  Net cash (used in) provided by financing activities                  (519,268)                (645,360)
                                                                                    -----------              -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (4,022,112)              (5,104,221)
                                                                                    -----------              -----------
CASH AND CASH EQUIVALENTS, beginning of period                                        9,151,835                9,153,148
                                                                                    -----------              -----------
CASH AND CASH EQUIVALENTS, end of period                                            $ 5,129,723              $ 4,048,927
                                                                                    ===========              ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
     Conversion of Series B Redeemable Convertible Preferred Stock and related accrued dividends into common stock
                                                                                    $ 1,548,153              $ 2,417,402
                                                                                    ===========              ===========
     Option grant to consultant                                                     $    32,250              $         -
                                                                                    ===========              ===========


                See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation - The accompanying consolidated financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries ("Andrea"). All intercompany balances and transactions have been eliminated in consolidation.

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

         The following chart provides a reconciliation of information used in calculating the per share amounts:

                                                    For the Three Months Ended                For the Six Months Ended
                                                             June 30,                                  June 30,
                                               ------------------------------------      ----------------------------------
                                                    2001                 2000                 2001                2000
                                               -------------       ----------------      ------------        --------------
     Numerator:
          Net loss                              $(2,367,680)        $(2,476,013)          $(4,914,167)        $(4,960,634)
          Preferred stock dividends                 143,613              60,410               289,898             151,787
                                               ------------         -----------           -----------         -----------
            Net loss attributable to
              common shareholders               $(2,511,293)        $(2,536,423)          $(5,204,065)        $(5,112,421)
                                                ===========         ===========           ===========         ===========
     Denominator:
          Weighted-average common shares
          outstanding - Basic and Diluted*       14,778,121          13,821,885            14,701,878          13,635,237
                                                ===========         ===========           ===========         ===========

     Net loss per share - Basic and
     Diluted                                          $(.17)              $(.18)                $(.35)              $(.37)
                                                ===========         ===========           ===========         ===========

* The effect of dilutive securities (stock options, Redeemable Convertible Preferred Stock and warrants) have not been included herein as their inclusion would be anti-dilutive.

3. Comprehensive Income - Andrea follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the six months ended June 30, 2001 and 2000, Andrea's operations did not give rise to items includible in comprehensive income (loss), which were not already included in net income (loss). Accordingly, the Andrea's comprehensive loss is the same as its net loss for all periods presented.


4. Derivative Instruments - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as by SFAS No. 137, was effective for Andrea on January 1, 2001. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While the Andrea operates in international markets, it does so presently without the use of derivative instruments. Accordingly, the adoption of the statement as of january 1, 2001 did n ot effect the Company's financial statements.


5. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142, apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 which are effective January 1, 2002, will have on its results of operations and financial position.


6. Procurement Agreement - Andrea has an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. For the three month period ending June 30, 2001, sales of the Andrea `s products to IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for approximately 25% of the Andrea 's total net sales.


7. Series B Redeemable Convertible Preferred Stock - On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), and a warrant covering 75,000 shares of Andrea's Common Stock. Each of the 750 shares of Series B Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price equal to the lower of $8.775 (the "Maximum

         Conversion Price") and the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

         The Series B Preferred Stock becomes convertible into Andrea's Common Stock according to a vesting schedule, with 12.5% of the shares having become convertible on October 17, 1999, 12.5% of the shares having become convertible on November 17, 1999, 12.5% of the shares having become convertible on December 17, 1999, and an additional 12.5% becoming convertible at the end of next five succeeding 30-day periods. The vesting schedule will lapse for conversions occurring at the Maximum Conversion Price and upon the occurrence of certain extraordinary events, as defined. Any unconverted Series B Preferred Stock that remains outstanding on June 18, 2004 will automatically convert into Andrea's Common Stock. Andrea has reserved 3,653,745 of Common Stock for issuance upon conversion of the shares of the Series B Preferred Stock.

         Upon the announcement of a major transaction, as defined in Andrea's Certificate of Incorporation, the investors have the right to require Andrea to redeem all or a portion of the investors' Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on Andrea's control over such events, the investors may have the right to require Andrea to i) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement, or ii) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined.

         The Company has engaged an investment banker to assist the Company in obtaining additional capital and funding which if successful could involve the triggering of the redemption rights. If such redemption rights are triggered and the Company has insufficient funds to satisfy the redemption, the Company will be required to obtain a waiver for this Series B Preferred Stock holders. If the Series B Preferred Stock holders do not consent to such waiver, the company's efforts to obtain additional funding and capital will be materially adversely affected and its and ability to continue its current operations will be materially adversely affected.

         On January 11, 2001 and January 18, 2001, 100 shares and 52 shares of the Series B Preferred Stock, together with related accrued dividends, were converted into 566,824 and 294,961 shares, respectively, of Common Stock at a conversion price of $1.88, respectively. As of June 30, 2001, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrants of $106,882. Due to the redemption features described above, the Series B Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.


8. Series C Redeemable Convertible Preferred Stock - On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date for the first nine months. The conversion price will be reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The current conversion price is $1.555. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea's Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. Andrea has the right to require the conversion of the Series C Preferred Stock after one year upon the satisfaction of certain conditions. During the eighteen-month period beginning on October 10, 2000, the investors may exercise an option to purchase up to an additional $2.5 million of Andrea's Series C Preferred Stock, subject to the closing bid price of Andrea's Common Stock being no less than $7.0565 as of the date of such exercise. These additional Preferred Shares would be identical in all material respects to those purchased at Initial Issuance and, consequently, a contingent beneficial conversion feature exists which may result in the Investor obtaining a conversion price for such additional Preferred Shares which, at the time of the exercise of the option, could be less than the market price of the Common Stock at such date. In accordance with the provisions of Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", Andrea may be required to record, at the time of exercise for such additional Preferred Shares, a charge to accumulated deficit as a result of this beneficial conversion right.

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


         The Company has engaged an investment banker to assist the Company in obtaining additional capital and funding which if successful could involve the triggering of the redemption rights. If such redemption rights are triggered and the Company has sufficient funds to satisfy the redemption, the Company will be required to obtain a waiver for this Series C Preferred Stock holders. If the Series C Preferred Stock holders do not consent to such a waiver, the Company's efforts to obtain additional funding and capital will be adversely affected and its ability to continue its current operations will be materially adversely affected. The Company is currently negotiating with the Series C Preferred Stock holders to obtain a waiver from certain registration rights provisions of the Series C Preferred Stock which have, in turn, triggered the redemption rights provisions. While the Company believes it will be successful in obtaining such waiver, failure to obtain such waiver will materially adversely affect the Company's efforts to obtain additional funding and capital and its ability to continue its current operations.


         As of June 30, 2001, the Series C Preferred Stock is recorded net of unaccreted costs of $151,032. Due to the redemption features described above, the Series C Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

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


9. Acquisition Of Business -On May 5, 1998, Andrea acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by Andrea for the Acquisition was approximately 1,800,000 shares of restricted common stock, $1,000,000 in cash and $2,000,000 in notes payable. The cash was recorded at stated value. Both the notes payable and the shares issued were discounted to reflect the appropriate value of the consideration paid taking into account the underlying restrictions, arriving at values of $1,615,000 and $23,129,532, respectively. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing; an additional one-third became transferable on the second anniversary; and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by Andrea, $1,500,000, $500,000 and $500,000 was paid during 1998, 1999 and 2000, respectively, and the remaining $500,000 was paid on the thirty-six month anniversary of the closing (May 5, 2001). The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The purchase, for total aggregate consideration of $27.6 million, including costs associated with the acquisition of Lamar of $1.4 million, resulted in intangible assets of $27.3 million. The goodwill and other intangibles, together with their respective useful lives consist of the following as of June 30, 2001:

                                                    Net Value at June 30,         Estimated
                                                            2001                 Useful Life
                                                   ------------------------     ---------------
             Goodwill                                          $12,860,839         15 years
                                                               ===========

             Other Intangible Assets:
                      Core Technology                          $ 8,693,640         15 years
                      Workforce in Place                           162,126         7 years
                                                               -----------

             Total Other Intangible Assets                     $ 8,855,766
                                                               ===========

2. Segment Information - Andrea follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments:
         : (i) Andrea Anti-Noise Products, (ii) Aircraft Communications Products, and (iii) Andrea DSP Microphone and Software Products. The following represents selected consolidated financial information for the Andrea 's segments for the three months ended June 30, 2001, and 2000:


                                                                                          Andrea DSP
                                                                          Aircraft      Microphone and
                                               Andrea Anti-Noise       Communications      Software
                Segment Data                       Products               Products         Products        June 30, 2001
         ---------------------------------    ------------------     ----------------   ---------------    -------------
          Net sales                             $   1,171,492          $  1,313,201      $   133,236        $ 2,617,929
          Income (loss) from operations              (841,038)              584,904       (2,188,834)        (2,444,968)
          Depreciation                                 97,073                48,495           42,279            187,847

                                                                                          Andrea DSP
                                                                          Aircraft      Microphone and
                                               Andrea Anti-Noise       Communications      Software
                Segment Data                       Products               Products         Products        June 30, 2001
         ---------------------------------    ------------------     ----------------   ---------------    -------------
          Net sales                             $   2,424,542          $    638,453       $   118,273        $ 3,181,268
          Income (loss) from operations               107,696              (169,896)       (2,465,436)        (2,527,636)
          Depreciation                                 98,242                46,983            82,109            227,334

         International revenues are based on the country in which the end-user is located. For the three months ended June 30, 2001 and 2000, sales and accounts receivable by geographic area are as follows:


            Geographic Data               June 30, 2001     June 30, 2000
         ---------------------           ---------------   ---------------

         Sales:

            Geographic Data               June 30, 2001     June 30, 2000
         ---------------------           ---------------   ---------------

            United States                 $ 2,030,543       $ 1,905,804
            Europe                            249,057           350,817
            Other foreign                     338,329           924,647
                                          -----------       -----------
                                          $ 2,617,929       $ 3,181,268
                                          ===========       ===========
         Accounts receivable:
            United States                 $ 1,892,539       $ 2,069,383
            Europe                            304,816           434,375
            Other foreign                     189,941           376,784
                                          -----------       -----------
                                          $ 2,387,296       $ 2,880,542
                                          ===========       ===========

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

     The interim results of operations of the Andrea presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.


Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2001 (the "2001 Second Quarter") compared to the three months ended June 30, 2000 (the "2000 Second Quarter"), and for the six months ended June 30, 2001 (the "2001 First Half") compared to the six months ended June 30, 2000 (the "2000 First Half"), are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

     - fluctuations in the computer and communications hardware and software marketplace; and

     -    general economic conditions.

     We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2001 Second Quarter were approximately $2.6 million compared to approximately $3.2 million in the 2000 Second Quarter. For both the 2001 Second Quarter and 2000 Second Quarter, we had a net loss attributable to common shareholders of approximately $2.5 million. Our revenues for the 2001 First Half were approximately $5.2 million compared to approximately $6.4 million in the 2000 First Half. For the 2001 First Half we had a net loss attributable to common shareholders of approximately $5.2 million compared to a net loss attributable to common shareholders of $5.1 million in the 2000 First Half. We have experienced a significant decline in headset unit shipments, offset to an extent, by an increase in aircraft communication revenues. In response, we are examining opportunities for cost-reduction, production efficiencies and further diversification of our business. But to remain competitive, we intend to continue incurring substantial research and development, marketing and general and administrative expenses. We may not be able to easily and quickly reduce these expenses if our sales revenue falls below our expectations and, therefore, our net income or loss may be disproportionately affected by any reduction in sales revenue. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has, and will continue to have, a negative, non-cash impact on our results of operations. As a result of these factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital, we may be required to significantly reduce, sell or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected.

     From time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. The Company has engaged an investment banker to assist the Company in seeking additional capital and funding. Additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of the Company. In the event we are unsuccessful in raising additional capital or funding, our funding will be primarily reliant upon existing funding sources and gross cash flows from operations which are expected to be insufficient to maintain our operations at current levels. Additionally, the Company's funding and capital raising efforts could trigger change in control payments due to certain executive officers of the Company under their employment contracts.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution

     Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 35,000,000 shares of common stock presently authorized (subject to increase to 70,000,000 upon the filing of an amendment to our Restated Certificate of Incorporation approved by our Board and shareholders), 14,786,857 were outstanding as of August 13, 2001. This does not include 5,915,625 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan and shares of our common stock reserved for further awards under the 1998 Stock Plan and 8,650,662 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants. In addition, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd. Trading restrictions on these 1,800,000 shares have expired and are subject to demand and piggyback registration rights. To date, 902,880 of the 1,800,000 shares have been registered for sale under the Securities Act of 1933.

Conversions of our Series B convertible preferred stock and Series C convertible preferred stock may result in substantial dilution to other holders of our common stock.

     Currently, we have 348 shares of Series B convertible preferred stock and 750 shares of Series C convertible preferred stock outstanding. Both the Series B convertible preferred stock and the Series C convertible preferred stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

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

     The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 348 shares of Series B Convertible Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% additional amount is paid in cash:

                          Number of Shares of Common
                             Stock Issuable Upon      Percentage of Outstanding
      Conversion Price         Conversion/(1)/             Common Stock/(2)/
      -----------------   --------------------------  -------------------------
            $1.00                 3,480,000                       19%
            $2.00                 1,740,000                       11%
            $3.00                 1,160,000                        7%
            $4.00                   870,000                        6%
            $5.00                   696,000                        4%
            $6.00                   580,000                        4%
            $7.00                   497,143                        3%
            $8.00                   435,000                        3%

(1) The Series B Holder is prohibited from converting its holdings of the Series B Convertible Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion.

(2) Based on 14,786,857 shares of common stock outstanding as of August 13, 2001.

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

                          Number of Shares of Common
                             Stock Issuable Upon      Percentage of Outstanding
      Conversion Price         Conversion/(1)/             Common Stock/(2)/
      -----------------   --------------------------  -------------------------
            $1.00                 7,500,000                      34%
            $2.00                 3,750,000                      20%
            $3.00                 2,500,000                      14%
            $4.00                 1,875,000                      11%
            $5.00                 1,500,000                       9%
            $6.00                 1,250,000                       8%
            $7.00                 1,071,429                       7%

(1) The Series C Holder is prohibited from converting its holdings of the Series C Convertible Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion.

(2) Based on 14,786,857 shares of common stock outstanding as of August 13, 2001.

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

                          Number of Shares of Common
                             Stock Issuable Upon       Percentage of Outstanding
    Conversion Price/(1)/      Conversion/(2)/              Common Stock/(3)/
    -------------------   --------------------------   -------------------------
          $1.00                  10,980,000                       43%
          $2.00                   5,490,000                       27%
          $3.00                   3,660,000                       20%
          $4.00                   2,745,000                       16%
          $5.00                   2,196,000                       13%
          $6.00                   1,830,000                       11%
          $7.00                   1,568,571                       10%

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

(3) Based on 14,786,857 shares of common stock outstanding as of August 13, 2001.

Sales of an increased number of shares of common stock issued upon conversion of the Series B convertible preferred stock and the Series C convertible preferred stock resulting from a declining market price for our common stock can cause the market price of our common stock to decline further.

     Disregarding the manner in which the shares of common stock issued upon conversion of the Series B convertible preferred stock and the Series C convertible preferred stock are sold as well as any other factors such as reactions to our operating results and general market conditions which may be operative in the market at such time, an increase in the number of shares of common stock eligible for sale can cause a decrease in the market price of our common stock. This decrease could reduce the conversion prices of the Series B convertible preferred stock and the Series C convertible preferred stock, leading to a further increase in the number of shares of common stock issuable upon future conversions and a further decline in our stock price.

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

     The markets in which we sell our Andrea Anti-Noise and Andrea DSP Microphone and Software products and our Aircraft Communication products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. One or more of these competitors may independently develop technologies that are substantially equivalent or superior to our technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

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

     We are substantially dependent on our product procurement relationship with IBM. During the 2001 Second Quarter, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 25% of our net sales. This represents an approximate 49% decrease from the 2000 Second Quarter. While we are a party to a procurement agreement with IBM covering the purchase by IBM of certain of our Andrea Anti-Noise microphone and earphone products for inclusion with certain of IBM's personal computer products, IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors. Our failure to maintain sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products to IBM would have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain sales of Aircraft Communication Products to the U.S. Government, we would experience a material adverse effect on our business, results of operations and financial condition.

         We are substantially dependent on product sales to the U.S. Government. During the 2001 Second Quarter, the U.S. Government accounted for 27% of our net sales. The U.S. Government is not obligated to continue to purchase these products and is free to purchase similar products from our competitors. Our failure to maintain sales of Aircraft Communication Products to the U.S. Government would have a material adverse effect on our business, results of operations and financial condition.

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

         We have been seeking to increase our sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the 2001 Second Quarter, sales to customers outside the United States accounted for approximately 22% of our net sales. International sales and operations are subject to a number of risks, including:

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


Results Of Operations

         Quarter Ended June 30, 2001 Compared to the Quarter Ended June 30, 2000

Sales
-----

         Sales for the 2001 Second Quarter were $2,617,929, a decrease of 18% from sales of $3,181,268 for the 2000 Second Quarter. Sales for the 2001 First Half were $5,233,568, a decrease of 18% from the 2000 First Half sales of $6,382,752. The decrease in sales for the 2001 Second Quarter reflects an approximate 52% decrease in sales of Andrea Anti-Noise Products to $1,171,492 or 45% of total sales, offset by an approximate 106% increase in sales of our Aircraft Communications Products, to $1,313,201, or 50% of total sales, and an approximate 13% increase of Andrea DSP Microphone and Software

Products to $133,236, or 5% of total sales. The decline of Andrea Anti-Noise Products was due to a significant decrease in headset unit shipments to IBM and certain of its affiliates, distributors, licensees and integrators. This decline is primarily a result of increased competition in the PC headset market, coupled with unfavorable economic conditions which continues to negatively impact the technology and manufacturing sectors. The increase in our Aircraft Communication product revenues is primarily a result of increased sales and marketing activities. For the 2001 Second Quarter, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees and integrators accounted for approximately 25% of our total sales; sales of our aircraft communication products to the U.S. Government accounted for approximately 27% of our total sales.

Cost of Sales
-------------

         Cost of sales as a percentage of sales for the 2001 Second Quarter decreased to 72% from 74% for the 2000 Second Quarter. Cost of sales as a percentage of sales for the 2001 First Half decreased to 73% from 75% for the 2000 First Half. These decreases are primarily due to the product mix of revenues for each respective period, specifically, the increase in high margin aircraft communication revenues, coupled with the elimination of certain fixed overhead costs as a result of our cost reduction efforts during the 2001 First Half.

Research and Development
------------------------

         Research and development expenses for the 2001 Second Quarter decreased 19% to $881,384 from $1,089,194 for the 2000 Second Quarter. Research and development expenses for the 2001 First Half were $1,880,284, a decrease of 16% from the 2000 First Half research and development expenses of $2,239,672. These decreases are due primarily to a reduction in expenses associated with research efforts that are not integral to Andrea's core portfolio of digital microphone software and hardware technologies. Specifically, DSP Microphone and Software Technology efforts were $723,592, or 82% of total research and development expenses, Aircraft Communications technology efforts were $133,939, or 15% of total research and development expenses and Andrea Anti-Noise Product efforts were $23,853, or 3% of total research and development expenses. With respect to DSP Microphone and Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is preferred to other known DSP-based technologies in the market, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide the Company with a competitive advantage. During the remainder of 2001, management expects total research and development spending to continue at levels consistent with that of the 2001 First Half.

General, Administrative and Selling Expenses
--------------------------------------------

         General, administrative and selling expenses for the 2001 Second Quarter decreased 3% to $2,308,755 from $2,253,357 for the 2000 Second Quarter. General, administrative and selling expenses for the 2001 First Half were $4,622,098, an increase of 5% from the 2000 First Half general, administrative and selling expenses of $4,394,655. This increase is due primarily to the continuing high levels of sales and marketing costs associated with Andrea's efforts in developing alliances in the automotive telematics market space, coupled with the increase in sales and marketing salaries associated with the reengineering of Andrea's sales and marketing team during the 2000 Fourth Quarter.

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

Other Income (Expense)
----------------------

         Other income for the 2001 Second Quarter was $77,288 compared to other income of $51,623 for the 2000 Second Quarter. Other income for the 2001 First Half was $146,759 compared to other income of $56,469 for the 2000 First Half. This change was due to interest earned on higher cash balances, coupled with lower levels of interest-bearing debt in the 2001 First Half.

Provision for Income Taxes
--------------------------

         The Company did not record income tax expense for the 2001 Second Quarter or 2001 First Half in light of the net loss recorded for the periods. Furthermore, the realization of a portion of the Company's reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings. To the extent Andrea's management believes that, more likely than not, previously reserved deferred tax assets will be realized, Andrea will reduce the reserve accordingly.

Net Income (Loss)
-----------------

         Net loss for the 2001 Second Quarter was $2,367,680 compared to a net loss of $2,476,013 for the 2000 Second Quarter. Net loss for the 2001 First Half was $4,914,167, compared to net loss of $4,960,634 for the 2000 First Half. The levels of net loss for the 2001 Second Quarter and 2001 First Half principally reflect the factors described above.

Liquidity And Capital Resources

         The Company's principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions. At June 30, 2001, we had cash and cash equivalents of $5,129,723 compared with $9,151,835 at December 31, 2000. The balance of cash and cash equivalents at June 30, 2001 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). The Company is using the net proceeds from the issuance of the Series C Preferred Stock primarily for costs associated with :

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

         In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by the Company, $1,000,000 was paid on May 5, 1998, the closing date, and $500,000 was paid on each of the six, twelve, twenty-four and thirty-six month anniversaries of the closing date. The final payment was paid on May 5, 2001.

         Working capital at June 30, 2001, was $10,897,466 compared to $15,035,051 at December 31, 2000. The decrease in working capital reflects decreases in total current assets and total current liabilities of $4,803,604, and $666,019, respectively. The decrease in total current assets reflects decreases in cash and cash equivalents of $4,022,112 and a decrease in accounts receivable of $1,116,417, partially offset by increases in inventory and prepaid expenses and other current assets of $182,898, and $152,027, respectively. The decrease in current liabilities reflects a decrease in trade accounts payable of $305,267 and a decrease in current portion of long-term debt of $421,681, offset, in part, by an increase in other current liabilities of $60,929.

         The decrease in cash from December 31, 2000 to the period ending June 30, 2001 of $4,022,112 reflects $3,479,975 of net cash used in operating activities, $22,869 of cash used in investing activities and $519,268 of cash used in financing activities.

         The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $4,914,167 net loss for the 2001 First Half, a $1,116,417 decrease in accounts receivable, $182,898 increase in inventory, $321,872 increase in prepaid and other current assets, a $241,259 increase in other assets, a $305,267 decrease in accounts payable, a $16,693 increase in other current and long term liabilities. The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, as well as increases in other service costs related to the remainder of 2001. The decrease in accounts payable and other current and long term liabilities as well as the increase in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Company's various product lines.

         The cash used in investing activities is attributable to capital expenditures consisting of manufacturing dies and molds and, to a lesser extent, upgrades in the Company's existing computer systems.

         The cash used in financing activities reflects the payment of the thirty-six month anniversary installment payment to the former shareholders of Lamar, partially offset by exercises of employee stock options.

         The Company believes that it is necessary to raise additional working capital to support operations. In December 1995, April 1996, August 1996 and June 1998, the Company raised working capital through the issuance of convertible subordinated debentures. In June 1999, the Company raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, the Company raised $7.5 million through the issuance and sale of Series C Preferred Stock. The Company has incurred significant losses in each of the last three fiscal years. In the six month period ended June 30, 2001, the Company incurred losses from operations of $5.0 million and used $3.5 million in its operating activities. Management expects that operating losses and negative cash flows will continue at least through Fiscal 2001 as the Company continues to market its Andrea Anti-Noise products, Aircraft Communication products and Andrea Digital Signal Processing Microphone and Software Technologies. Management anticipates that existing sources of liquidity and anticipated revenue will satisfy projected working capital and other cash requirements through the first quarter of Fiscal 2002 and the Company is seeking additional capital and funding with the assistance of an investment banker. If the Company fails to develop revenues from sales of its products to generate adequate funding from operations or fails to obtain additional financing through capital or funding, it will be required to either further reduce its operating expenses and/or operations or may result in it relinquishing its products, technologies or markets. Such financing may not be available on acceptable terms, or at all. Notwithstanding the significance of sales of Andrea Anti-Noise Products as a percentage of our total sales during 2000, we cannot assure that demand will continue for these products or any of our other products, including future products related to our Andrea Digital Signal Processing Microphone and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to maintain production and marketing resources to meet such demand on favorable terms, or at all.

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

     ITEM 1.  LEGAL PROCEEDINGS

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

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On August 7, 2001, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals: John N. Andrea (11,894,680 shares for, 743,385 shares withheld); Douglas J. Andrea (11,898,330 shares for, 739,735 shares withheld); Christopher P. Sauvigne (11,987,490 shares for, 650,575 shares withheld); Gary Jones (11,991,720 shares for, 646,345 shares withheld); Scott Koondel (11,989,920 shares for, 648,145 shares withheld); Jack Lahav (12,022,220 shares for, 615,845 shares withheld); John R. Larkin (11,991,920 shares for, 646,145 shares withheld); Paul Morris (11,988,620 shares for, 649,445 shares withheld). The shareholders voted to amend the Certificate of Incorporation of the Company, which authorized an increased in the number of authorized shares of Common Stock to 70,000,000 shares from 35,000,000 (11,606,996 shares for, 968,768 shares against, 62,301 shares abstained). In addition, the shareholders authorized an amendment to the 1998 Stock Plan of the Company to increase the number of shares of common stock issuable thereunder to 4,375,000 shares from 3,675,000 shares (11,066,066 shares for, 1,507,383 shares against, 64,616 shares abstained). The shareholders voted for the issuance of shares of Common Stock upon the conversion of the Company's Series B convertible preferred stock and upon exercise of the related warrant to the extent such issuance would require stockholder approval under standards of the American Stock Exchange (3,173,073 shares for, 789,615 shares against, 63,521 shares abstained, 8,611,856 shares not voted). In addition, the shareholders voted for the issuance of shares of Common Stock upon the conversion of the Company's Series C convertible preferred stock to the extent such issuance would require stockholder approval under the standards of the American Stock Exchange (3,177,457 shares for, 780,731 shares against, 68,021 shares abstained, 8,611,856 shares not voted); and the shareholders also ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 2001 (12,261,407 shares for, 283,403 shares against, and 93,255 shares abstained).

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           None

     (b)   Reports on Form 8-K

           On June 6, 2001, the Company filed a Current Report on Form 8-K reporting that the date of the 2001 annual meeting of stockholders had changed from June 28, 2001 to August 7, 2001.



                                  SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

   /s/ Christopher P. Sauvigne             President and Chief                  August 14, 2001
   ----------------------------
   Christopher P. Sauvigne                  Operating Officer

   /s/ Richard A. Maue                 Senior Vice President, Chief             August 14, 2001
   ----------------------------
   Richard A. Maue                   Financial Officer, and Secretary