Form 10-Q
period 2001-09-30
ANDREA ELECTRONICS CORP
filed 2001-11-14
CIK 6494

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

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

Registrant's telephone number, including area code: 631-719-1800
                                                    ------------
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001, there are 16,233,968 common shares outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 2001   December 31, 2000
                                                                                 (unaudited)           (audited)
                                                                              -----------------    -----------------
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $       4,782,414    $       9,151,835
     Accounts receivable, net of allowance for doubtful accounts of
     $186,340 and $186,121                                                            1,773,801            3,503,713
     Inventories                                                                      6,128,324            6,285,038
     Prepaid expenses and other current assets                                          430,321              221,259
                                                                              -----------------    -----------------

              Total current assets                                                   13,114,860           19,161,845

PROPERTY AND EQUIPMENT, net                                                             935,333            1,393,760
DEFERRED INCOME TAXES                                                                 1,806,615            1,806,615
GOODWILL                                                                             12,589,341           13,403,836
OTHER INTANGIBLE ASSETS                                                               8,661,691            9,243,917
OTHER ASSETS                                                                          2,491,495            2,262,893
                                                                              -----------------    -----------------

              Total assets                                                    $      39,599,335    $      47,272,866
                                                                              =================    =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                   $       1,737,274    $       2,107,660
     Current portion of long-term debt                                                  189,830              676,046
     Other current liabilities                                                        1,867,242            1,343,088
                                                                              -----------------    -----------------

              Total current liabilities                                               3,794,346            4,126,794

LONG-TERM DEBT                                                                          100,370              195,867
                                                                              -----------------    -----------------

              Total liabilities                                                       3,894,716            4,322,661
                                                                              -----------------    -----------------

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value;
   authorized: 1,000 shares, issued and outstanding: 283 and 500 shares,
   respectively; liquidation value: $2,830,000 and $5,000,000, respectively           2,747,442            4,830,060
                                                                              -----------------    -----------------

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value;
   authorized: 1,500 shares, issued and outstanding: 750 shares;
   liquidation value: $7,500,000                                                      7,356,688            7,332,665
                                                                              -----------------    -----------------

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized: 4,997,500 shares; none
         issued and outstanding                                                              --                   --
     Common stock, $.50 par value; authorized: 70,000,000 shares; issued
         and outstanding: 15,503,886 and 13,897,572 shares, respectively              7,751,943            6,948,786
     Additional paid-in capital                                                      55,661,922           46,711,609
     Deferred stock compensation                                                        (26,490)
     Accumulated deficit                                                            (37,786,886)         (22,872,915)
                                                                              -----------------    -----------------

              Total shareholders' equity                                             25,600,489           30,787,480
                                                                              -----------------    -----------------
              Total liabilities and shareholders' equity                      $      39,599,335    $      47,272,866
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                               For the Three Months Ended       For the Nine Months Ended
                                                       September 30,                  September 30,
                                               ----------------------------    ----------------------------
                                                   2001            2000            2001            2000
                                               ------------    ------------    ------------    ------------
NET SALES                                      $  2,937,199    $  5,318,936    $  8,170,767    $ 11,701,688

COST OF SALES                                     2,105,848       3,772,311       5,897,960       8,537,839
                                               ------------    ------------    ------------    ------------

              Gross profit                          831,351       1,546,625       2,272,807       3,163,849

RESEARCH AND DEVELOPMENT EXPENSES                   774,108       1,249,167       2,654,392       3,488,839

GENERAL, ADMINISTRATIVE
AND SELLING EXPENSES                              2,117,360       2,389,736       6,739,458       6,784,391
                                               ------------    ------------    ------------    ------------


              Loss from operations               (2,060,117)     (2,092,278)     (7,121,043)     (7,109,381)
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):

     Interest income(expense)                        (3,365)         21,208         117,505          92,497
     Other                                           (5,669)         25,632          20,220          10,812
                                               ------------    ------------    ------------    ------------
                                                     (9,034)         46,840         137,725         103,309
                                               ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (2,069,151)     (2,045,438)     (6,983,318)     (7,006,072)

PROVISION FOR INCOME TAXES                               --              --              --              --
                                               ------------    ------------    ------------    ------------

              Net loss                         $ (2,069,151)   $ (2,045,438)   $ (6,983,318)   $ (7,006,072)
                                               ============    ============    ============    ============

PREFERRED STOCK DIVIDENDS                           140,755          60,577         430,653         212,364

NON-CASH CHARGE ATTRIBUTABLE TO BENEFICIAL
CONVERSION FEATURE                                7,500,000              --       7,500,000              --
                                               ------------    ------------    ------------    ------------

              Net loss attributable to
                common shareholders            $ (9,709,906)   $ (2,106,015)   $(14,913,971)   $ (7,218,436)
                                               ============    ============    ============    ============

PER SHARE INFORMATION:

Net Loss Per Share:
     Basic                                     $       (.64)   $       (.15)   $      (1.00)   $       (.53)
                                               ============    ============    ============    ============
     Diluted                                   $       (.64)   $       (.15)   $      (1.00)   $       (.53)
                                               ============    ============    ============    ============

Shares used in computing net loss per share:
     Basic                                       15,137,578      13,836,893      14,848,707      13,702,946
                                               ============    ============    ============    ============
     Diluted                                     15,137,578      13,836,893      14,848,707      13,702,946
                                               ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  For the Nine Months ended September 30, 2001

                                   (UNAUDITED)

                                                                           Additional     Deferred                        Total
                                                Shares         Common       Paid-In        Stock        Accumulated    Shareholders'
                                             Outstanding       Stock        Capital     Compensation      Deficit         Equity
                                             ------------   -----------   -----------   ------------   ------------    ------------
BALANCE, December 31, 2000                     13,897,572   $ 6,948,786   $46,711,609             --   $(22,872,915)   $ 30,787,480
   Conversion of Series B Redeemable
     Convertible Preferred Stock, net of
     related costs                              1,578,814       789,407     1,415,330             --             --       2,204,740
   Exercise of stock options, net of related
     costs                                         27,500        13,750         2,733             --             --          16,483
   Option grant to Consultant                          --            --        32,250        (32,250)            --              --
   Amortization of Deferred Stock
     Compensation                                      --            --            --          5,760             --           5,760
   Preferred stock dividends                           --            --            --             --       (430,653)       (430,656)
   Non-cash charge attributable to
     beneficial conversion feature                     --            --     7,500,000             --     (7,500,000)             --
   Net loss                                            --            --            --             --     (6,983,318)     (6,983,318)
                                             ------------   -----------   -----------   ------------   ------------    ------------
BALANCE, September 30, 2001                    15,503,886   $ 7,751,943   $55,661,922   $    (26,490)  $(37,786,886)   $ 25,600,489
                                             ============   ===========   ===========   ============   ============    ============

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Nine Months Ended
                                                                               September 30,
                                                                        --------------------------
                                                                            2001          2000
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(6,983,318)   $(7,006,072)
     Adjustments to reconcile net loss to net cash used in operating activities:
             Non-cash interest expense                                           --         39,964
             Non-cash stock compensation expense                              5,760             --
             Depreciation and amortization                                2,707,094      2,633,944
             (Increase) Decrease in:
               Accounts receivable, net                                   1,729,912     (1,022,442)
               Inventories                                                  156,714        646,065
               Prepaid expenses and other current assets                   (719,418)      (420,436)
               Other assets                                                (447,375)           769
             Increase (Decrease) in:
               Trade accounts payable                                      (370,386)       285,013
               Other current and long term liabilities                      245,143        (98,660)
                                                                        -----------    -----------
                  Net cash used in operating activities                  (3,675,874)    (4,941,855)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                              (108,313)      (221,688)
                                                                        -----------    -----------
                  Net cash used in investing activities                    (108,313)      (221,688)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                            (601,717)      (555,038)
   Payment of convertible notes                                                  --     (1,485,077)
   Proceeds from issuance of common stock upon exercise of stock
       options, net of related costs                                         16,483      1,516,833
                                                                        -----------    -----------

                  Net cash used in financing activities                    (585,234)      (523,282)
                                                                        -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (4,369,421)    (5,686,825)
                                                                        ===========    ===========
CASH AND CASH EQUIVALENTS, beginning of period                            9,151,835      9,153,148
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                $ 4,782,414    $ 3,466,323
                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
     Conversion of Series B Redeemable Convertible
        Preferred Stock and related
        accrued dividends into common stock                             $ 2,204,740    $ 2,417,402
                                                                        ===========    ===========
     Option grant to consultant                                         $    32,250    $        --
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

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea's annual report on Form 10-K for the year ended December 31, 2000.

2. Earnings Per Common Share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

     The following chart provides a reconciliation of information used in calculating the per share amounts:

                                        For the Three Months Ended     For the Nine Months Ended
                                               September 30,                  September 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------
Numerator:
     Net loss                          $ (2,069,151)   $ (2,045,438)   $ (6,983,318)   $ (7,006,072)
     Preferred stock dividends              140,755          60,577         430,653         212,364
     Non-cash charge attributable to
     beneficial conversion feature        7,500,000              --       7,500,000              --
                                       ------------    ------------    ------------    ------------
       Net loss attributable to
         common shareholders           $ (9,709,906)   $ (2,106,015)   $(14,913,971)   $ (7,218,436)
                                       ============    ============    ============    ============
Denominator:
     Weighted-average common shares
     outstanding - Basic and Diluted*    15,137,578      13,836,893      14,848,707      13,702,946
                                       ============    ============    ============    ============

 Net loss per share - Basic and
 Diluted                               $       (.64)   $       (.15)   $      (1.00)   $       (.53)
                                       ============    ============    ============    ============

     * The effect of dilutive securities (stock options, Redeemable Convertible Preferred Stock and warrants) have not been included herein as their inclusion would be anti-dilutive.


3. Comprehensive Income - Andrea follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the nine months ended September 30, 2001 and 2000, Andrea's operations did not give rise to items includible in comprehensive income (loss), which were not already included in net income (loss). Accordingly, Andrea's comprehensive loss is the same as its net loss for all periods presented.

4. Derivative Instruments - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as by SFAS No. 137, was effective for Andrea on January 1, 2001. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While Andrea operates in international markets, it does so presently without the use of derivative instruments. Accordingly, the adoption of this statement as of January 1, 2001, did not have an effect.

5. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142, apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Andrea is required to adopt FAS 142 effective January 1, 2002. Andrea is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.

6. Procurement Agreement - Andrea has an agreement with International Business Machines and its subsidiaries ("IBM") to produce and procure certain products, as defined. The agreement continues in full force and effect unless terminated earlier for material breach by either party, as defined. For the three month period ending September 30, 2001, sales of Andrea's products to IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for approximately 40% of Andrea's total net sales.

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

     Any unconverted Series B Preferred Stock that remains outstanding on June 18, 2004 will automatically convert into Andrea's Common Stock. Andrea has reserved 8,876,355 shares of Common Stock for issuance upon conversion of the shares of the Series B Preferred Stock.

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

     Andrea engaged an investment banker to assist in obtaining additional capital and funding which if successful could involve the triggering of the redemption rights. If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a waiver from the holders of the Series B Preferred Stock. If the Series B Preferred Stock holders do not consent to such a waiver, Andrea's efforts to obtain additional funding and capital will be materially adversely affected and its ability to continue its current operations will be materially adversely affected.

     In the nine-month period ending September 30, 2001, the following number of shares of Series B Preferred Stock, together with related accrued dividends, were converted:

                          Number of Series B                     Number of
          Date of          Preferred Stock     Conversion         Common
        Conversion           Converted            Price           Shares
     -----------------       ----------         ---------     ---------------
     January 11, 2001            100            $   1.875         566,824
     January 18, 2001             52            $   1.875         294,961
     August 16, 2001              65            $    .985         717,029
                              ------                            ---------
            Total                217                            1,578,814
                              ======                            =========

     As of September 30, 2001, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrants of $82,558. Due to the redemption features described above, the Series B Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheets.

     On November 2, 2001, 34 shares of the Series B Preferred Stock, together with related accrued dividends, were converted into 730,082 shares of Common Stock at a conversion price of $0.51.

8. Series C Redeemable Convertible Preferred Stock - On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date for the first nine months. The conversion price will be reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The current conversion price is $1.44. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea's Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. Andrea has reserved 10,890,411 shares of Common Stock for issuance upon conversion of the shares of the Series B Preferred Stock. Andrea has the right to require the conversion of the Series C Preferred Stock after one year upon the satisfaction of certain conditions. During the eighteen-month period beginning on October 10, 2000, the investors may exercise an option to purchase up to an additional $2.5 million of Andrea's Series C Preferred Stock, subject to the closing bid price of Andrea's Common Stock being no less than $7.0565 as of the date of such exercise. These additional Preferred Shares would be identical in all material respects to those purchased at Initial Issuance and, consequently, a contingent beneficial conversion feature exists which may result in the Investor obtaining a conversion price for such additional Preferred Shares which, at the time of the exercise of the option, could be less than the market price of the Common Stock at such date. In accordance with the provisions of Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", Andrea may be required to record, at the time of exercise for such additional Preferred Shares, a charge to accumulated deficit as a result of this beneficial conversion right.

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

     Andrea engaged an investment banker to assist in obtaining additional capital and funding which if successful could involve the triggering of the redemption rights. If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a waiver from the holders of the Series C Preferred Stock. If the Series C Preferred Stock holders do not consent to such a waiver, Andrea's efforts to obtain additional funding and capital will be materially adversely affected and its ability to continue its current operations will be materially adversely affected.

     As of September 30, 2001, the Series C Preferred Stock is recorded net of unaccreted costs of $143,312. Due to the redemption features described above, the Series C Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

     Furthermore, in accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", Andrea recorded a one time non-cash charge of $7,500,000 to accumulated deficit. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represents the maximum charge under this standard and, accordingly, there will be no additional charges to equity at later reset dates.

9. Acquisition Of Business - On May 5, 1998, Andrea acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by Andrea for the Acquisition was approximately 1,800,000 shares of restricted common stock, $1,000,000 in cash and $2,000,000 in notes payable. The cash was recorded at stated value. Both the notes payable and the shares issued were discounted to reflect the appropriate value of the consideration paid taking into account the underlying restrictions, arriving at values of $1,615,000 and $23,129,532, respectively. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing; an additional one-third became transferable on the second anniversary; and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by Andrea, $1,500,000, $500,000 and $500,000 was paid during 1998, 1999 and 2000, respectively, and the remaining $500,000 was paid on the thirty-six month anniversary of the closing (May 5, 2001). The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The purchase, for total aggregate consideration of $27.6 million, including costs associated with the acquisition of Lamar of $1.4 million, resulted in intangible assets of $27.3 million. The goodwill and other intangibles, together with their respective useful lives consist of the following as of September 30, 2001:

                                               Net Value at                Estimated
                                            September 30, 2001            Useful Life
                                            ------------------            -----------
     Goodwill                                   $12,589,341                 15 years
                                                ===========

     Other Intangible Assets:
              Core Technology                   $ 8,510,113                 15 years
              Workforce in Place                    151,578                  7 years
                                                -----------
     Total Other Intangible Assets              $ 8,661,691
                                                ===========

     See Note 5 regarding new accounting pronouncement which relates to the amortization for Goodwill and Other Intangible Assets and is effective for financial statement periods beginning January 1, 2002.

10. Segment Information - Andrea follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on Andrea's management approach. The management approach, as defined by

     SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products, (ii) Aircraft Communications Products, and (iii) Andrea DSP Microphone and Software Products. The following represents selected consolidated financial information for Andrea 's segments for the three months ended September 30, 2001, and 2000:

                                                                                         Andrea DSP
                                                                       Aircraft        Microphone and
                                             Andrea Anti-Noise      Communications        Software        September 30,
                  Segment Data                    Products             Products           Products            2001
          -----------------------------      -----------------   ------------------    --------------   ---------------
          Net sales                          $      1,537,844    $        1,201,895    $     197,460    $     2,937,199
          Income (loss) from operations              (365,430)              250,098       (1,944,785)        (2,060,117)
          Depreciation                                 98,612                27,720           50,756            177,088


                                                                       Aircraft           Andrea DSP
                                             Andrea Anti-Noise      Communications      Microphone and     September 30,
                  Segment Data                    Products             Products        Software Products        2000
          -----------------------------      -----------------   ------------------    --------------   ---------------
          Net sales                          $      4,560,017    $          603,056    $       155,863    $    5,318,936
          Income (loss) from operations               652,886              (170,911)        (2,574,253)       (2,092,278)
          Depreciation                                108,868                32,956             43,389           185,213

     International revenues are based on the country in which the end-user is located. For the three months ended September 30, 2001 and 2000, sales and accounts receivable by geographic area are as follows:

                                               September 30,           September 30,
         Geographic Data                            2001                    2000
      --------------------                    ---------------         ---------------
      Sales:
             United States                    $     2,513,906         $     3,960,340
             Europe                                   136,783                 487,129
             Other foreign                            286,510                 871,467
                                              ---------------         ---------------
                                              $     2,937,199         $     5,318,936
                                              ===============         ===============
      Accounts receivable:
             United States                    $     1,576,703         $     2,447,034
             Europe                                   102,702                 719,147
             Other foreign                             94,396                 626,964
                                              ---------------         ---------------
                                              $     1,773,801         $     3,793,145
                                              ===============         ===============

     The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein.

11. Legal Proceedings - As previously reported in "Item 3. Legal Proceedings" in Andrea's Annual Report on Form 10-K for the year ended December 31, 2000, on November 17, 1998 a complaint was filed against Andrea in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT"; formerly Noise Cancellation Technologies, Inc.) and NCT Hearing Products, Inc., one of NCT's subsidiaries. The complaint involves two of Andrea's patents relating to certain active noise reduction technology. Andrea does not currently derive significant sales or licensing revenue from this technology. The complaint requests a declaration that the two patents are invalid and unenforceable and that NCT's products do not infringe the patents. The complaint alleges that Andrea engaged in unfair competition by misrepresenting the scope of the two patents, tortuously interfering with prospective contractual rights between NCT and its existing and potential customers, making false and disparaging statements about NCT and its products, and falsely advertising certain of Andrea's technology. The complaint seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5,000,000, punitive damages of not less than $50,000,000 and plaintiffs' costs and attorneys' fees. Andrea filed and served an answer to the NCT complaint, denying the allegations and asserting various affirmative defenses and counterclaims. Andrea's counterclaims allege that NCT has willfully infringed the two patents, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition with respect to Andrea's mark ANR READY. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. Andrea also seeks exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. Andrea believes that, based upon the advice of outside legal counsel, NCT's allegations are without merit, and we intend to vigorously defend the claims described above.

     In March 1999, Andrea was notified about a claim filed by the owners of property adjoining Andrea's Long Island City facility with respect to certain environmental matters. In September 1999, a complaint was filed in the Supreme Court of the State of New York, County of Nassau seeking $1 million in compensatory damages from Andrea. On September 27, 2001, Andrea was granted a motion for summary judgment, thereby dismissing the plaintiff's complaint in its entirety.

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

     o    Military and Commerical Aircraft Communications systems;

     o electronic equipment for incorporation into home appliances and industrial and commercial office equipment that is activated and controlled by voice; and

     o interactive games where one or more players participate over the Internet.

     Our patented Active Noise Cancellation microphone and Active Noise Reduction earphone technologies help to ensure clear speech in personal computer and telephone headset applications. Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker's voice from background noise in the speaker's environment and then cancels the noise from the signal to be transmitted by the microphone. Active Noise Reduction earphone technology uses electronic circuits that distinguish the signal coming through an earphone from background noise in the listener's environment and then reduces the noise heard by the listener. Together with our lower-end noise canceling headset products, these technologies and related products comprise our Andrea Anti-Noise line of business.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2001 (the "2001 Third Quarter") compared to the three months ended September 30, 2000 (the "2000 Third Quarter"), and for the nine months ended September 30, 2001 (the "2001 First Nine Months") compared to the nine months ended September 30, 2000 (the "2000 First Nine Months"), are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

     - fluctuations in the computer and communications hardware and software marketplace; and

     -    general economic conditions.

     We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2001 Third Quarter were approximately $2.9 million compared to approximately $5.3 million in the 2000 Third Quarter. Net loss applicable to common shareholders for the 2001 Third Quarter, before giving effect to a special, one-time, non-cash accumulated deficit charge of $7.5 million, was approximately $2.2 million, or $0.15 per share on a diluted basis, compared to a net loss applicable to common shareholders of approximately $2.1 million, or $0.15 per share on a diluted basis, for the 2000 Third Quarter. Our revenues for the First Nine Months of 2001 were approximately $8.2 million compared to approximately $11.7 million in the First Nine Months of 2000. For the First Nine Months of 2001, we had a net loss attributable to common shareholders, before giving effect to the special, one-time, non-cash equity charge, of approximately $7.4 million compared to a net loss attributable to common shareholders of $7.2 million in the First Nine Months of 2000. We have experienced a significant decline in headset unit shipments during the First Nine Months of 2001 compared to the First Nine Months of 2000, offset to an extent, by increases in aircraft communication revenues. In response to our declining revenues, we are examining opportunities for cost-reduction, production efficiencies and further diversification of our business. However, to remain competitive, we intend to continue incurring substantial research and development, marketing and general and administrative expenses. We may not be able to easily and quickly reduce these expenses if our sales revenue falls below our expectations and, therefore, our net income or loss may be disproportionately affected by any reduction in sales revenue. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has, and will continue to have, a negative, non-cash impact on our results of operations. Additionally, there could be a financial statement impact due to a new accounting pronouncement that is effective January 1, 2002, that could prompt us to write-off some portion of our goodwill and other intangible assets, change the amortization life or method of these assets or cessation of the amortization of some or all of our goodwill and other intangible assets (See Note 5 of the financial statement notes). As a result of these factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital, we may be required to significantly reduce, sell, or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected.

     From time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Andrea engaged an investment banker to assist the in seeking additional capital and funding. Additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. In the event that we are unsuccessful in raising additional capital or funding, our funding will be primarily reliant upon existing funding sources and gross cash flows from operations which are expected to be insufficient to maintain our operations at current levels. Additionally, Andrea's funding and capital raising efforts could trigger change in control payments due to certain executive officers of Andrea under their employment contracts.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution.

     Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 70,000,000 shares of common stock presently authorized, 16,233,968 were outstanding as of November 12, 2001. This does not include 5,915,625 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan. In addition, this does not include 19,766,766 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants. Furthermore, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd. Trading restrictions on these 1,800,000 shares have expired and are subject to demand and piggyback registration rights. To date, 920,880 of the 1,800,000 shares have been registered for sale under the Securities Act of 1933.

Conversions of our Series B convertible preferred stock and Series C convertible preferred stock may result in substantial dilution to other holders of our common stock.

     As of November 12, 2001, we had 249 shares of Series B convertible preferred stock and 750 shares of Series C convertible preferred stock outstanding. Both the Series B convertible preferred stock and the Series C convertible preferred stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

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

     The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 249 shares of Series B Convertible Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% additional amount is paid in cash:

                                 Number of Shares of Common Stock           Percentage of Outstanding
    Conversion Price               Issuable Upon Conversion(1)                    Common Stock(2)
    ----------------               ---------------------------                    ---------------
         $0.50                               4,980,000                                  23%
         $1.50                               1,660,000                                   9%
         $2.50                                 996,000                                   6%
         $3.50                                 711,429                                   4%
         $4.50                                 553,333                                   3%
         $5.50                                 452,727                                   3%
         $6.50                                 383,077                                   2%
         $7.50                                 332,000                                   2%

(1) The Series B Holder is prohibited from converting its holdings of the Series B convertible preferred stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion. The numbers in this column do not reflect these limitations.

(2) Based on 16,233,968 shares of common stock outstanding as of November 12, 2001.

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

                                 Number of Shares of Common Stock           Percentage of Outstanding
    Conversion Price               Issuable Upon Conversion(1)                    Common Stock(2)
    ----------------               ---------------------------                    ---------------
         $0.40                               18,750,000                                 54%
         $0.55                               13,636,364                                 46%
         $0.70                               10,714,286                                 40%

         $0.85                                8,823,529                                 35%
         $1.00                                7,500,000                                 32%
         $1.30                                5,769,231                                 26%
         $1.44                                5,208,333                                 24%

(1) The Series C Holder is prohibited from converting its holdings of the Series C convertible preferred stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2) Based on 16,233,968 shares of common stock outstanding as of November 12, 2001.

     The following table illustrates the varying amounts of shares of Common Stock that would be issuable upon conversion of all 249 outstanding shares of Series B convertible preferred stock and all 750 outstanding shares of Series C convertible preferred stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that all additional amounts are paid in cash:

                                 Number of Shares of Common Stock           Percentage of Outstanding
    Conversion Price             Issuable Upon Conversion(1)(2)(3)                Common Stock(4)
    ----------------             ---------------------------------               ---------------
         $0.50                              19,980,000                                  55%
         $1.00                               9,990,000                                  38%
         $1.44                               6,937,500                                  30%
         $2.50                               6,204,333                                  28%
         $3.50                               5,919,762                                  27%
         $4.50                               5,761,667                                  26%
         $5.50                               5,661,061                                  26%
         $6.50                               5,591,410                                  26%
         $7.50                               5,540,333                                  25%

(1) The calculation assumes that the conversion price of the Series B and Series C convertible preferred stock are the same at the assumed conversion prices of $.50, $1.00 and $1.44. This could only occur if the market price of Andrea's Common Stock declines, and at a future reset date, the conversion price of the Series C adjusts to the then prevailing market price (the current fixed conversion price of the Series C is $1.44, and such conversion price is fixed unless adjusted downward at a future reset date).

(2) The calculation assumes that for any conversion of the Series B convertible preferred stock when the prevailing market price is above $1.44, the Series C would still be converted at its maximum conversion price of $1.44.

(3) The Series B and Series C holder is prohibited from converting the Series C or Series B convertible preferred stock, or from exercising the warrants issued in connection with the Series B convertible preferred stock, if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion.

(4) Based on 16,233,968 shares of common stock outstanding as of November 12, 2001.

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

Short sales of our common stock may be attracted by or accompany conversions of Series B convertible preferred stock and Series C convertible preferred stock, which sales may cause downward pressure upon the price of our common stock.

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

     In the markets for our Aircraft Communications products, we often compete with major defense electronics corporations as well as smaller manufacturing firms, which specialize in supplying products and technologies for specific military initiatives.

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

     We are substantially dependent on our product procurement relationship with IBM. During the 2001 Third Quarter, IBM and certain of IBM's affiliates, distributors, licensees and integrators accounted for 40% of our net sales. This represents an approximate 63% decrease from the 2000 Third Quarter. While we are a party to a procurement agreement with IBM covering the purchase by IBM of certain of our Andrea Anti-Noise microphone and earphone products for inclusion with certain of IBM's personal computer products, IBM is not obligated to purchase these products and is free to purchase microphone and earphone products and technologies from our competitors. Our failure to maintain sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products to IBM would have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain sales of Aircraft Communication Products to the U.S. Government, we would experience a material adverse effect on our business, results of operations and financial condition.

     We are substantially dependent on product sales to the U.S. Government. During the 2001 First Nine Months, the U.S. Government accounted for 20% of our net sales. The U.S. Government is not obligated to continue to purchase these products and is free to purchase similar products from our competitors. Our failure to maintain sales of Aircraft Communication Products to the U.S. Government would have a material adverse effect on our business, results of operations and financial condition.

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

     On December 30, 1998, we filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. The counterclaims seek injunctive relief for patent infringement, trademark infringement, false designation of origin and unfair competition. We are also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses. During the third quarter of 2001, the court held an early hearing on the meaning of the claims in the two Andrea patents. This type of hearing is called a "Markman Hearing." We are unable to anticipate when the court will issue a decision on this question. We and NCT are proceeding with discovery, including document production and depositions. If this suit is ultimately resolved in favor of NCT, we could be materially adversely effected. We believe, however, that NCT's allegations are without merit and we intend to vigorously defend ourselves and to assert against NCT the claims described above.

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

     We engaged environmental consultants to investigate the discharge from the fuel oil storage tank and we are currently funding remediation work. We denied, however, the allegations that any petroleum discharge has migrated to the claimant's property and objected to the claim made by the claimant to the fund. On September 2, 1999, a civil action related to this matter was commenced in the Nassau County Supreme Court by Mark J. Mergler and Ann Mergler. The plaintiffs alleged that the fuel oil released from the heating system of our former facility has migrated beneath and onto the neighboring property causing in excess of $1,000,000 in direct and consequential damages. The plaintiffs' allegations against us included, negligence, nuisance and strict liability under the New York State Navigation Law. On September 27, 2001, Andrea was granted a motion for summary judgment, thereby dismissing the plaintiff's complaint in its entirety.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

     We have been seeking to increase our sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the 2001 Third Quarter, sales to customers outside the United States accounted for approximately 14% of our net sales. International sales and operations are subject to a number of risks, including:

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

We Face Risk From Operating in Israel

     Our principal research and development facility is located in the State of Israel and, as a result, as of September 30, 2001, certain of our key research and development employees were located in Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved.

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

Results Of Operations

     Quarter Ended September 30, 2001 Compared to the Quarter Ended September 30, 2000

Sales
-----

     Sales for the 2001 Third Quarter were $2,937,199, a decrease of 45% from sales of $5,318,936 for the 2000 Third Quarter. Sales for the 2001 First Nine Months were $8,170,767, a decrease of 30% from the 2000 First Nine Months sales of $11,701,688. The decrease in sales for the 2001 Third Quarter reflects an approximate 66% decrease in sales of Andrea Anti-Noise Products to $1,537,844, or 52% of total sales, offset by an approximate 99% increase in sales of our Aircraft Communications Products, to $1,201,895, or 41% of total sales, and an approximate 27% increase of Andrea DSP Microphone and Software Products to $197,460, or 7% of total sales. The decline of Andrea Anti-Noise Products was due, primarily, to a significant decrease in headset unit shipments to IBM and certain of its affiliates, distributors, licensees and integrators which is primarily a result of increased competition in the PC headset market, coupled with unfavorable economic conditions which continues to negatively impact the technology sector. The increase in our Aircraft Communication Product revenues is primarily a result of increased sales and marketing activities. For the 2001 Third Quarter, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees and integrators accounted for approximately 40% of our total sales; sales of our Aircraft Communication Products to the U.S. Government accounted for approximately 14% of our total sales.

Cost of Sales
-------------

     Cost of sales as a percentage of sales for the 2001 Third Quarter increased to 72% from 71% for the 2000 Third Quarter. Cost of sales as a percentage of sales for the 2001 First Nine Months decreased to 72% from 73% for the 2000 First Nine Months. These slight changes are primarily due to the product mix of revenues for each respective period, as described under "Sales" above.

Research and Development
------------------------

     Research and development expenses for the 2001 Third Quarter decreased 38% to $774,108 from $1,249,167 for the 2000 Third Quarter. Research and development expenses for the 2001 First Nine Months were $2,654,392, a decrease of 24% from the 2000 First Nine Months research and development expenses of $3,488,839. These decreases are due primarily to a reduction in expenses associated with research efforts that were determined not to be integral to Andrea's core portfolio of digital microphone software and hardware technologies. DSP Microphone and Software Technology efforts were $610,595, or 79% of total research and development expenses, Aircraft Communications technology efforts were $78,937, or 10% of total research and development expenses and Andrea Anti-Noise Product efforts were $84,576, or 11% of total research and development expenses. With respect to DSP Microphone and Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating the Company's digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. The Company believes that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending the Company's marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is preferred to other known DSP-based technologies in the market, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide the Company with a competitive advantage.

General, Administrative and Selling Expenses
--------------------------------------------

     General, administrative and selling expenses for the 2001 Third Quarter decreased 11% to $2,117,360 from $2,389,736 for the 2000 Third Quarter. General, administrative and selling expenses for the 2001 First Nine Months were $6,739,458 a decrease of less than 1% from the 2000 First Nine Months general, administrative and selling expenses of $6,784,391. These decreases are primarily due to management's cost reduction plan, which is aimed at cutting costs that are not integral to the execution of the Company's overall strategy, and to ensure conservative spending during the current period of economic uncertainty. Included in the Company's cost reduction initiatives was a reduction in workforce which was implemented during February of 2001, representing a reduction of approximately 25% of the Company's then total workforce.

Other Income (Expense)
----------------------

     Other expense for the 2001 Third Quarter was $9,034 compared to other income of $46,840 for the 2000 Third Quarter. Other income for the 2001 First Nine Months was $137,725 compared to other income of $103,309 for the 2000 First Nine Months. The decline in the 2001 Third Quarter compared to the 2000 Third Quarter is a result of significant unfavorable market conditions for our invested cash balances (which were also lower) experienced in the 2001 Third Quarter. Alternatively, the increase in the 2001

First Nine Months compared to the 2000 First Nine Months is due to a net favorable rate increase experienced during the 2001 First Nine Months compared to the 2000 First Nine Months.

Provision for Income Taxes
--------------------------

     The Company did not record income tax expense for the 2001 Third Quarter or 2001 First Nine Months in light of the net loss recorded for the periods. Furthermore, the realization of a portion of the Company's reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. The Company will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings. To the extent Andrea's management believes that, more likely than not, previously reserved deferred tax assets will be realized, Andrea will reduce the reserve accordingly.

Net Income (Loss)
-----------------

     Net loss for the 2001 Third Quarter was $2,069,151 compared to a net loss of $2,045,438 for the 2000 Third Quarter. Net loss for the 2001 First Nine Months was $6,983,318, compared to net loss of $7,006,072 for the 2000 First Nine Months. The levels of net loss for the 2001 Third Quarter and 2001 First Nine Months principally reflect the factors described above.

Liquidity And Capital Resources

     The Company's principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions or potential industry partners. At September 30, 2001, we had cash and cash equivalents of $4,782,414 compared with $9,151,835 at December 31, 2000. The balance of cash and cash equivalents at September 30, 2001 is primarily a result of the Company's issuance and sale in a private placement of $7,500,000 of its Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). The Company is using the net proceeds from the issuance of the Series C Preferred Stock primarily for costs associated with:

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

     Working capital at September 30, 2001, was $9,320,514 compared to $15,035,051 at December 31, 2000. The decrease in working capital reflects decreases in total current assets and total current liabilities of $6,046,985, and $332,448, respectively. The decrease in total current assets reflects decreases in cash and cash equivalents of $4,369,421, a decrease in accounts receivable of $1,729,912, and a decrease in inventory of $156,714 partially offset by increase in prepaid expenses and other current assets of $209,062. The decrease in current liabilities reflects a decrease in trade accounts payable of

$370,386 and a decrease in current portion of long-term debt of $486,216, offset, in part, by an increase in other current liabilities of $524,154.

     The decrease in cash from December 31, 2000 to the period ending September 30, 2001 of $4,369,421 reflects $3,675,874 of net cash used in operating activities, $108,313 of cash used in investing activities and $585,234 of cash used in financing activities.

     The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $6,983,318 net loss for the 2001 First Nine Months, a $1,729,912 decrease in accounts receivable, $156,714 decrease in inventory, $719,418 increase in prepaid and other current assets , a $444,375 increase in other assets, a $370,386 decrease in accounts payable, a $245,143 increase in other current and long term liabilities. The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, as well as increases in other service costs related to the remainder of 2001. The decrease in accounts payable as well as the decrease in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to the Company's various product lines.

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

     The Company believes that it is necessary to raise additional working capital to support operations. In December 1995, April 1996, August 1996 and June 1998, the Company raised working capital through the issuance of convertible subordinated debentures. In June 1999, the Company raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, the Company raised $7.5 million through the issuance and sale of Series C Preferred Stock. Furthermore, in accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", Andrea recorded a one time non-cash charge of $7,500,000 to accumulated deficit. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represents the maximum charge under this standard and, accordingly there will be no additional charges to equity at later reset dates. The Company has incurred significant losses in each of the last three fiscal years. In the nine month period ended September 30, 2001, the Company incurred losses from operations of $7.1 million and used $3.7 million in its operating activities. Management expects that operating losses and negative cash flows will continue at least through Fiscal 2001 as the Company continues to market its Andrea Anti-Noise products, Aircraft Communication products and Andrea Digital Signal Processing Microphone and Software Technologies. Management anticipates that existing sources of liquidity and anticipated revenue will satisfy projected working capital and other cash requirements through the first quarter of Fiscal 2002 and the Company is seeking additional capital and funding with the assistance of an investment banker. If the Company fails to develop revenues from sales of its products to generate adequate funding from operations or fails to obtain additional financing through capital or funding, it will be required to either further reduce its operating expenses and/or operations or may result it relinquishing its products, technologies or markets. Such financing may not be available on acceptable terms, or at all. Notwithstanding the significance of sales of Andrea Anti-Noise Products as a percentage of our total sales during 2001, we cannot assure that demand will continue for these products or any of our other products, including future products related to our Andrea Digital Signal Processing Microphone and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

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

                           PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement Regarding Forward-Looking Statements--An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition" and Note 11 to the unaudited financial statements in this quarterly report for a discussion of the legal proceedings of the Company.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

 /s/ Christopher P. Sauvigne     Chief Executive Officer       November 14, 2001
 -----------------------------      and President
 Christopher P. Sauvigne

 /s/ Richard A. Maue             Executive Vice President,     November 14, 2001
 -----------------------------     Chief Financial Officer,
 Richard A. Maue                   and Secretary