Form 10-K
period 2001-12-31
ANDREA ELECTRONICS CORP
filed 2002-04-01
CIK 6494

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________

                          Commission file number 1-4324

                         ANDREA ELECTRONICS CORPORATION
                        --------------------------------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of March 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22,148,508 (based on the closing sale price on the American Stock Exchange).

         The number of shares outstanding of the registrant's Common Stock as of March 27, 2002, was 17,861,700.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required in Part III by Items 10, 11, 12, and 13 is incorporated by reference to the registrant's proxy statement in connection with the annual meeting of shareholders to be held on or about June 20, 2002, which will be filed by the registrant within 120 days after the close of its fiscal year.

                        EXHIBIT INDEX APPEARS IN ITEM 14



                                TABLE OF CONTENTS


TITLE PAGE
----------

                  PART I
ITEM 1.           BUSINESS ...................................................................  1
ITEM 2.           PROPERTIES .................................................................  10
ITEM 3.           LEGAL PROCEEDINGS ..........................................................  10
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................  11

                  PART II
ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ......  11
ITEM 6.           SELECTED FINANCIAL DATA ....................................................  12
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS .............................................................  13
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................  27
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................................  28
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE ................................................................  28

                  PART III
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........................  28
ITEM 11.          EXECUTIVE COMPENSATION .....................................................  28
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .............  28
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............................  28

                  PART IV
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ...........  28


                  PART I

ITEM 1.               BUSINESS

Overview

         Andrea Electronics designs, develops and manufacturers state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications that require high quality, clear voice signals. Andrea's technologies eliminate unwanted background noise to enable the optimum performance of any speech-based application.

         Andrea's products and technologies optimize the performance of speech-based applications in markets such as:

          o    voice communication over the Internet;

          o speech recognition for use with desktop, laptop and hand-held computers;

          o    audio/video conferencing;

          o computer-based automobile monitoring and control systems for use by drivers and passengers;

          o    military and commercial aircraft communications systems,

          o    call centers,

          o electronic equipment for incorporation into home appliances and industrial and commercial office equipment that is activated and controlled by voice; and

          o interactive games where one or more players participate over the Internet.

         Our patented and patent-pending digital technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as "far-field" microphone use). Our DSDA and DFTA microphone products convert sound received by an array of microphones in a product into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and DFTA, Andrea has developed and commercialized several other digital microphone technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller, and Andrea PureAudio, a leading technology for canceling unwanted stationary noises. All of our digital, far-field technologies can be tailored and embedded into various form factors, for example, into the monitor of a PC, a rear view mirror, or a personal digital assistant, and can be used individually or combined depending on particular customer requirements. We are currently targeting our far-field microphone technologies at the desktop computing market, the market for personal computers designed for use in automobiles, trucks and buses to control satellite-based navigation systems and other devices within vehicles, and mobile devices such as a personal digital assistants, among others. Our digital technologies and related products comprise our Andrea Digital Signal Processing
(DSP) Microphone and Software line of business, and sales of such technologies and products during 2001, 2000 and 1999 approximated 7%, 4% and 0%, respectively, of our total net revenues.

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

         Our Active Noise Cancellation microphone and patented Active Noise Reduction earphone technologies help to ensure clear speech in personal computer and telephone headset applications. Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker's voice from background noise in the speaker's environment and then cancels the noise from the signal to be transmitted by the microphone. Active Noise Reduction earphone technology uses electronic circuits that distinguish the signal coming through an earphone from background noise in the listener's environment and then reduces the noise heard by the listener. Together with our lower-end noise canceling headset products, these technologies and related products comprise our Andrea Anti-Noise line of business, and sales of such products during 2001, excluding the impact of restructuring charges, 2000 and 1999 approximated 45%, 77% and 78%, respectively, of our total net revenues. During the fourth quarter of 2001, Andrea adopted a restructuring plan to exit activities related to a specific customer channel purchasing our lower-end noise canceling headsets within the Andrea Anti-Noise line of business. (see "Our Strategy" for further details)

         For several decades prior to our entry into the voice-activated computing market in the 1990's, our primary business was selling intercom systems for military and industrial use. We refer to this line of business as our Aircraft Communications line of business, and sales of such products during 2001, 2000 and 1999 approximated 48%, 19% and 22%, respectively, of our total net revenues.

         We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934.

Industry Background

         Our primary mission is to provide the emerging "voice interface" markets with state-of-the-art microphone and communication products. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies to be used for these "natural language, human/machine" interfaces with:

          o desktop, laptop and hand-held computers and mobile personal computing devices;

          o    automotive communication systems.

          o    cellular and other wireless communication devices; and

          o    military and commercial aircraft systems;

         We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located several feet from the person speaking, or far-field microphone technology. Applications in this area range include:

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

Our Strategy

         Our strategy is to

          o maintain and extend our market position with our Andrea DSP Microphone and Software technologies and products, and our higher margin Andrea Anti-Noise products,

          o develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Software technologies and products and Andrea Anti-Noise products,

          o broaden our Andrea DSP Microphone and Software product lines and Andrea Anti-Noise product lines through internal research and development,

          o design our products to satisfy specific end-user requirements identified by our collaborative partners; and

          o outsource manufacturing of some of our products in order to achieve economies of scale.

         An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with manufacturers of computing and communications equipment and software publishers that are actively engaged in the various markets in which our products have application. In addition, we have been increasing our own direct marketing efforts.

         The success of our strategy will depend on our ability to, among other things,

          o increase sales of Andrea DSP Microphone and Software products and our line of existing Andrea Anti-Noise products,

          o    contain costs,

          o    manage growth,

          o introduce additional Andrea DSP Microphone and Software products and Andrea Anti-Noise products,

          o maintain the competitiveness of our technologies through successful research and development, and

          o    achieve widespread adoption of our products and technologies.

         We cannot assure that we will be able to accomplish these strategies or objectives, or that we will be able to maintain all of our product lines or technologies in the event we determine that the sale of such product lines or technologies is necessary to maintain our operations due to cash flow constraints. During 1999 and 1998, our computer manufacturing customer base shifted their purchases to lower-priced Andrea Anti Noise products in order to remain cost competitive in the personal computer marketplace. This shift forced us to reduce the selling prices of our less expensive products in order to remain competitive in the personal computer microphone marketplace. During 2000, in addition to the aforementioned price pressure, unit sales of Andrea Anti-Noise products to our computer-manufacturing customers declined significantly. This trend continued through 2001, primarily as a result of a continued decrease in orders received from our largest customer, IBM, among other similar customers. Specifically in response to the increasing competitive nature of the PC headset market which contributed significantly to this decline during 2001, coupled with Andrea's ongoing strategic efforts to focus on being primarily a leading supplier of high-end, digital-based, far-field microphone technologies, we embarked upon a restructuring effort dedicated to focus on non-commoditized, highly profitable communication products and technologies. Consequently, during the fourth quarter 2001, we formulated a plan to exit from an increasingly unprofitable PC headset channel within Andrea's Anti-Noise Headset product segment. As a result of exiting this customer channel, we recorded charges approximating $4.5 million in the fourth quarter of 2001. This channel included our largest customer, IBM. During the years ended December 31, 2001, 2000 and 1999, IBM and certain of IBM's affiliates, distributors, licensees and integrators excluding the impact of restructuring charges accounted for 25%, 44% and 49%, respectively, of our net sales, before sales returns related to the aforementioned restructuring charges.

Our Technologies

         We design our Andrea DSP Microphone and Software products and Andrea Anti-Noise products to transmit voice signals with the high level of quality, intelligibility, and reliability required by the broad range of emerging voice-based applications in computing and telecommunications. We achieve this through the use of several audio technologies. Several of these technologies employ software processes that we believe are proprietary to us. Software processes of this type are commonly referred to as algorithms.

         Andrea DSP Microphone and Software Technology

         This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry to eliminate unwanted noise in the speaker's environment. Our Andrea DSP Microphone and Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. An example of this is a person driving an automobile who wants to control various systems in the car or communicate through a wireless telephone. Another example is a person using a PDA that wants to control applications through voice commands rather than using a stylus. We have also engineered our Andrea DSP Microphone and Software Products to be compatible with Universal Serial Bus, or USB, computer architecture. USB is a relatively new industry standard for connecting peripherals, such as microphones, earphones, headsets, keyboards, mice, joysticks, scanners and printers, to personal computers. We believe that our Andrea DSP Microphone and Software technology achieve far-field microphone performance previously unattainable through microphones based on mechanical acoustic designs and microphones based on analog signal processing. Our Andrea DSP Microphone and Software Products include the use of the following technologies, among other technologies and techniques:

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

         PureAudio(TM). Our patented PureAudio is a noise canceling algorithm that enhances applications that are controlled by speech by sampling the ambient noise in an environment and attenuating the noise from sources near or around the desired speech signals, thus delivering a clear audio signal. Designed specifically to improve the signal-to-noise ratio, PureAudio is effective in canceling stationary noises such as tires, computer fans, and engines.

         SuperBeam(TM) . Our patent-pending SuperBeam is a highly accurate digital algorithm that forms an acoustic beam that extends from the microphone to the speech source in an environment. We believe SuperBeam provides a fixed noise reduction microphone solution for the typical acoustic environment found in room environments in which speech is used, such as in offices and homes. The microphone beam is generated by processing multiple microphone samples through pre-established digital filters and adding the outputs. The result is an optimum speech enhancement and noise reduction solution to a predefined setting. Because the beam is able to adapt to changes in the acoustic environment, this technology is sometimes called adaptive beamforming.

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

         ExactVoice. ExactVoice is an adaptive, digital audio software process that extracts a voice signal from unwanted background noise. Utilizing two or more microphone elements, ExactVoice separates the audio microphone signals into two or more original sound sources. In a noisy environment, where the microphones accept both the user's voice signal and background noise, ExactVoice extracts the voice signal and eliminates the noise. As a result, speech applications receive only the desired audio signal. This algorithm was optimized to avoid side affects typical of adaptive processes, such as signal distortion or artifacts in the sounds.

         Andrea Anti-Noise Technologies

         Noise Cancellation ("NC") Microphone Technology. This technology is based on the use of pressure gradient microphones to reduce the transmission of noise from the speaker's location. Instead of using electronic circuitry to reduce noise, pressure gradient microphones rely on their mechanical and acoustic design to do so. Our NC microphones are a less costly alternative to our ANC microphones and are well-suited for applications in which there is less background noise in the speaker's environment.

         Active Noise Cancellation ("ANC") Microphone Technology. This technology is based on analog signal processing circuits that electronically cancel the transmission of noise from the speaker's location. ANC is particularly well-suited for those environments in which the speaker is surrounded by high levels of ambient background noise. Our ANC and NC microphones are most effectively used in "near-field" applications where the microphone is next to the speaker's mouth, for example, as by wearing a headset.

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

Our Products and Their Markets and Applications

         Our Andrea DSP Microphone and Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP, NC, ANC and ANR microphone technologies, and are designed to cancel background noise in a range of increasingly noisy environments, such as homes, offices, automobiles and factories. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea DSP Microphone and Software Products and Andrea Anti-Noise Products for the following applications:

          - Speech recognition for word processing, database, and similar applications

          - Distance Learning (education through the use of Internet-base lessons and training information)

          - Telematics (the use of computer-controlled systems in automobiles and trucks)

          -    Hand-held and other personal assistant devices

          -    Hands-free car phone kits

          -    Speech enabled global positioning systems (GPS)

          -    Internet telephony and Voice Chat

          -    Audio/videoconferencing

          -    Professional audio systems

          -    Voice-activated interactive games

          -    Cellular and other wireless telecommunications

          -    Home networking automation systems


         We market and sell our products directly to end users, through computer product distributors, through value-added resellers, to original equipment manufacturers and to software publishers. We began commercial sales of our Andrea Anti-Noise Products in 1995. Since that time, a substantial amount of our revenue from Andrea Anti-Noise Products has been from the sale of our NC microphone products, particularly under collaborative arrangements with other companies who bundle our products with theirs. For more information about these collaborative arrangements, please refer to the information under the caption "Collaborative Arrangements".

         Andrea DSP Microphone and Software Products

         We develop our Andrea DSP Microphone and Software Products primarily through customer-specific integration efforts, and we either license our related algorithms, sell a product incorporating our related algorithms, or both. For example, we have developed technologies that can be, or are, embedded into a PC, PC monitors, high-end videoconferencing units, automotive interiors, intercom systems, IP telephony applications and hand-held devices, among others. In addition, we have developed stand-alone products for specific customers who then sell such product to end users such as, for example, a USB array microphone for use with laptop computers. As a result, such products are not available from us directly. However, as part of our strategy to increase sales to prospective customers desiring high-quality microphone performance for certain customer-specific environments, we have developed the following products that may be purchased directly from Andrea:

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

         Andrea Sound Card Array(TM). With the Andrea Sound Card Array, multiple streams of audio are captured by an array of microphones located in a small desktop device, providing four channels or paired and summed into two channels and passed to the sound card line input and converted for the host processor to enable DSDA processing. The Sound Card Array is currently available for applications controlled by speech running Microsoft Windows 98/98 Second Edition or Microsoft Windows 2000 and supported by Andrea Electronics' partner products.

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

         NC Products. Our NC products are sold through our contact center, as well as to original equipment manufacturers for incorporation into, or for use with, their products. One of our NC headsets has a dual function microphone: when the headset is worn, the microphone is used in the near field mode; when the headset is placed on the desktop mount, the microphone is used in the far field mode. In some models, customers have the unique ability to mix and match microphone boom and headband components to meet their specific application and user comfort preferences. The speaker-housing unit in these models can be used for digital, CD-quality sound. By removing the speaker-housing unit, we can offer this headset for simple speech applications at a lower price.

         ANC Products. All of our ANC products are sold through our contact center. Two of our ANC products are handsets consisting of a high fidelity earphone and ANC microphone system that closely resembles the traditional telephone handset. This product also offers features such as near field and far field use and an "on/mute" function. Several of our higher end ANC headsets incorporate a newly developed speaker housing design that optimizes the acoustic performance of the earphone's digital sound capabilities with tenor and base attributes that are set, or pre-equalized, at the time of manufacture. We also offer a higher end stereo headset model that incorporate both our ANC and ANR technologies and that is equipped with a small audio amplifier.

         Call Center Products. During the first quarter of 2002, we introduced two new headsets specifically designed for the call center market-space. Our CS-900 monaural and CS-950 binaural headsets are the result of a year long marketing effort which included collaboration with several call centers, call center peripheral providers and call center consultants. The CS-900 and CS-950 have, what we believe to be, the most requested headset product features and are offered for sale at cost effective price points. Both new product offerings will be available for sale through the Company's website by the end of March.

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

         Andrea MC 100 Multimedia Audio Controller. The Andrea MC-100 Multimedia Audio Controller connects a PC headset or handset with a PC multimedia speaker system thereby allowing a user to conveniently switch between the headset/handset and the speaker system.

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

Our Collaborative Arrangements

         An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. For example, we have entered into such arrangements and/or relationships with Analog Devices, Inc., International Business Machines Corporation ("IBM") and Microsoft Corporation ("Microsoft"). We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

         IBM Procurement Agreement. In 1997, we signed a procurement agreement with IBM to supply several models of Andrea Anti-Noise Products to IBM for packaging with a full line of IBM's speech recognition software programs. During 2001, 2000 and 1999, sales of our computer headsets to IBM and certain of its affiliates, distributors, licensees, and integrators accounted for 22%, 44% and 49%, respectively, of our total sales. During the latter half of 2001, we formulated a plan to exit from an increasingly unprofitable PC Headset channel within Andrea's Anti-Noise Headset product segment. This channel included business with IBM related to this agreement.

         Microsoft Procurement Agreement. In January 1999, we entered a procurement agreement with Microsoft covering the sale by us to Microsoft of our NC-8 headset for inclusion in Microsoft Encarta Interactive English Learning software programs for various markets in various languages. This agreement also covered the inclusion of Andrea product brochures in the packaging for these and related Microsoft products. During 2001, 2000 and 1999, sales of our computer headsets to Microsoft approximated $40,000, $500,000 and $300,000, respectively. During the latter half of 2001, we committed to a formal plan to exit from an increasingly unprofitable PC Headset channel within Andrea's Anti-Noise Headset product segment. This channel included business with Microsoft related to this agreement.

         Clever Devices Procurement Agreement. In March 2001, we entered a procurement agreement with Clever Devices to be the microphone supplier for its SpeakEasy II(TM) mass transit bus communication system. The integrated communication system utilizes Andrea Electronics' high performance digital microphone system to enable the clear voice communications in high noise, mass transit environments. Andrea Electronics' digital microphone array, incorporating its DSDA 2.0 algorithm and PureAudio 2.0(TM) noise reduction algorithm, reduces mass transit noises such as tire, engine and wind noise, as well as interfering passenger voices. As part of the agreement, Andrea is also providing Clever Devices with a proprietary digital signal processor reference design and a patented microacoustic mechanical design to be integrated with the SpeakEasy(TM) II communication system. Under our procurement agreement with Clever Devices, Clever Devices is not obligated to procure any minimum quantity of product from us. During 2001, non-recurring engineering efforts were substantially completed for the SpeakEasy II, and to date in 2002, we received orders approximating $70,000.

         Analog Devices, Inc. License Agreements. In December 2001 and March 2002, we entered into two license agreements with Analog Devices, Inc to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea Electronics' high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under our agreements with Analog Devices, they are obligated to pay us a total of $5 million in license fees during calendar 2002. Through the date of this Form 10K, and in accordance with our agreements, we have received $1 million of these license fees in 2002.

Patents, Trademarks, and Other Intellectual Property Rights

         We rely on a combination of patents, patent applications, trade secrets, copyrights, trademarks, nondisclosure agreements, and contractual restrictions to protect our intellectual property and proprietary rights. We cannot assure, however, that these measures will protect our intellectual property or prevent misappropriation or circumvention of our intellectual property.

         Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2010 to 2018. Counterparts to some of those patents have been granted in other jurisdictions that we have determined to be strategic. We also have other patent applications currently pending; however, we cannot assure that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

         We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a "market and applications" approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and, frequently, directly with customers. The engineering staff is responsible for the research and development of new products and the improvement of existing products. Since 2000, substantially all of our research and development has been in support of developing Andrea DSP Microphone and Software Products and Technologies. Research and development expenses for 2001 decreased 26% to $3,462,340 from $4,694,116 for 2000. We expect research and development expenses to remain at high levels as Andrea seeks to broaden its line of Andrea Microphone Array Products and Technologies. No assurance can be given that our research and development efforts will succeed. See "Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

         We employ a sales staff as well as outside sales representative organizations to market our Andrea Anti-Noise Products, our Andrea DSP Microphone and Software Products and our Aircraft Communications Products. Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products are marketed to computer OEMs, distributors of personal computers and telecommunications equipment, software publishers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers and Internet Content Developers. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea Anti-Noise and Andrea DSP Microphone and Software Products. We are seeking to enter additional collaborative arrangements for marketing and selling our Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea Anti-Noise Products and Andrea DSP Microphone and Software Products is critical to our success.

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

Competition

         The markets for our Andrea Anti-Noise Products, Andrea DSP Microphone and Software Products and Aircraft Communications Products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of our current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than us. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than we can. We cannot assure that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We have incurred significant price pressure, as well as, more recently, a significant decline in unit sales of Andrea Anti-Noise Products to our OEM customer base shipping continuous speech dictation products. We attribute this decline to increasing competition as well as our ongoing strategic efforts to focus on being primarily a leading supplier of high-end, digital-based, far-field microphone technologies. In response to these factors, we formulated a plan to exit from an increasingly unprofitable PC headset channel within Andrea's Anti-Noise Headset product segment. As a result of exiting this customer channel, we recorded charges approximating $4.5 million during the fourth quarter of 2001.

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

Employees

         At December 31, 2001, we had 88 employees, of whom 36 were engaged in production and related operations, 29 were engaged in research and development, and 23 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. During the first quarter of 2001, we undertook steps to reduce the number of our employees. For more information about this reduction, please see
ITEM 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

         Andrea's corporate headquarters is located in Melville, New York. Our corporate headquarters is located in approximately 40,000 square feet of leased space which houses our production operations, research and development activities, sales, administration and executive offices. We also lease facilities in Utah and Israel dedicated for research and development, and in Hong Kong for production management and limited research and development activities. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and adequately insured. See Notes 7 and 15 to our Consolidated Financial Statements for further information concerning our property, plant and equipment and leased facilities.

ITEM 3. LEGAL PROCEEDINGS

         We are presently engaged in a lawsuit filed in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT") and its subsidiary NCT Hearing Products, Inc. NCT alleges that we: engaged in unfair competition by misrepresenting the scope our patents, specifically, U.S. Pat. Nos. 5,732,143, 5,825,897 and 6,061,456 thereby tortuously interfering with prospective contractual rights between NCT and its existing and potential customers; made false and disparaging statements about NCT and its products; and falsely advertised Andrea's ANR products. The complaint requests a declaration that these patents are invalid and unenforceable and that NCT's products do not infringe upon these patents and seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees.

         We have filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Our counterclaims, as amended, allege that NCT has willfully infringed the above mentioned patents, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. We are also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses.

         During the third quarter of 2001, the court held a "Markman Hearing" to determine the meaning of the claims in the three Andrea patents. We are unable to anticipate when the Court will issue a decision on this question. If this suit is ultimately resolved in favor of NCT, we could be materially adversely effected. We believe, however, that NCT's allegations are without merit and we intend to vigorously defend Andrea and to assert against NCT the claims described above.

         In addition to the litigation described above, we are from time to time subject to routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of Andrea was held on August 7, 2001. The results of this meeting were reported in our Form 10-Q for the six-month period ended June 30, 2001.

        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Andrea's common stock is listed on the American Stock Exchange under the symbol "AND". The table below sets forth the high and low sales prices for Andrea's Common Stock as reported by the American Stock Exchange. On March 27, 2002, there were approximately 534 holders of record of Andrea's Common Stock.

           Quarter Ended                      High                   Low
           -------------                      ----                   ---
           March 31, 2000                     17.75                 7.00
           June 30, 2000                      11.63                 5.75
           September 30, 2000                  9.25                 5.31
           December 31, 2000                   7.65                 1.80
           March 31, 2001                      3.90                 1.52
           June 30, 2001                       2.29                 1.36
           September 30, 2001                  1.70                  .46
           December 31, 2001                    .95                  .50

         No common stock dividends were paid in 2001 or 2000.

-

ITEM 6. SELECTED FINANCIAL DATA


                                                                             DECEMBER 31,
                                                                             ------------

                                                2001               2000              1999           1998            1997
                                                ----               ----              ----           ----            ----
INCOME STATEMENT DATA

     Net Sales-Operating                       $ 10,258,875        $15,567,664     $17,112,487    $21,304,570     $26,429,804
     Sales Reserve-Restructuring (1)               (337,499)           --                --            --              --
Net Sales                                         9,921,376         15,567,664      17,112,487     21,304,570      26,429,804
Cost of Sales
     Cost of Sales-Operating                      7,401,605         11,279,649      11,908,751     14,178,871      16,077,801
     Cost of Sales-Restructuring (1)              2,573,339           --                --             --              --
Total Cost of Sales                               9,974,944         11,279,649      11,908,751     14,178,871      16,077,801
Gross Profit                                        (53,568)         4,288,015       5,203,736      7,125,699      10,352,003
Research and Development                          3,462,340          4,694,116       3,399,666      2,016,684       1,106,880
Restructuring Charges (1)                         1,552,892             --              --             --              --
General, Administrative and Selling
     Expenses                                     8,724,784          9,373,025       8,954,805     13,002,959       5,753,130
Income (Loss) from Operations                   (13,793,584)        (9,779,126)     (7,150,735)    (7,893,944)      3,491,993
Other Income (Expense)                              163,475            204,774         (26,258)     1,447,989          76,864
Income (Loss) Before Provision
     (Benefit) for Income Taxes                 (13,630,109)        (9,574,352)     (7,176,993)    (6,445,955)      3,568,857
Provision (Benefit) for Income Taxes                 --                 --              --             --             154,461
Net Income (Loss)                               (13,630,109)        (9,574,352)     (7,176,993)    (6,445,955)      3,414,396
Preferred Stock Dividends                           564,604            351,209         195,843         --              --
Non-Cash Charge Attributable to
     Beneficial Conversion Feature (2)             7,500,000            --              --             --              --
Net Income (Loss) attributable to
     common shareholders                       $(21,694,713)       $(9,925,561)    $(7,372,836)   $(6,445,955)    $ 3,414,396
Earnings (Loss) Per Share

         Basic                                 $      (1.43)       $      (.72)    $      (.56)   $      (.61)    $       .42
         Diluted                               $      (1.43)       $      (.72)    $      (.56)   $      (.61)    $       .39
BALANCE SHEET DATA

Current Assets                                 $  9,755,897        $19,161,845     $19,315,415    $18,818,190     $14,430,645
Total Assets                                   $ 34,019,659        $47,272,866     $49,853,402    $50,681,940     $17,789,184
Current Liabilities                            $  4,124,982        $ 4,126,794     $ 5,293,930    $4,481,074      $ 2,643,986
Total Liabilities                              $  4,945,889        $ 4,322,661     $ 6,001,769    $7,103,040      $ 2,682,486
Redeemable Securities                          $  9,785,020        $12,162,725     $ 7,187,077    $   --          $    --
Total Equity                                   $ 19,288,750        $30,787,480     $36,664,556    $43,578,900     $15,106,698

(1)  Restructuring Charges - The net loss applicable to Common Shareholders
     ---------------------
     reflects the impact of restructuring charges associated with exiting a specific PC headset customer type, or channel, within the Anti-Noise Product business segment as follows:

         Sales returns              $  337
         Cost of sales              $2,573
         Restructuring charges      $1,553
                                    ------
                  Total             $4,463
                                    ======

(2)  Non-cash charge attributable to beneficial conversion feature - The net
     -----------------------------------------------------------------------
     loss applicable to Common Shareholders reflects the intrinsic value of the
     -------------------------------------------------------------------
     realization, during the third quarter of 2001, of a contingent beneficial conversion feature related to the Company's Series C Redeemable Convertible Preferred Stock.

Quarterly Results and Seasonality

         The following table sets forth unaudited financial data for each of Andrea's last eight fiscal quarters.



                                     Year Ended December 31, 2001                      Year Ended December 31, 2000
                           -------------------------------------------------  ------------------------------------------------
                              First      Second       Third       Fourth         First      Second       Third      Fourth
                             Quarter     Quarter     Quarter     Quarter        Quarter     Quarter     Quarter     Quarter
                           -------------------------------------------------  ------------------------------------------------
  Income Statement Data:
    Sales - Operating      $2,615,639  $2,617,929  $2,937,199   $2,088,108    $3,201,484  $3,181,268  $5,318,936  $3,865,976
    Sales
    Reserve-Restructuring       -          -           -          (337,499)        -           -           -           -
    (1)

    Net Sales               2,615,639   2,617,929   2,937,199    1,750,609     3,201,484   3,181,268   5,318,936   3,865,976
    Cost of
    Sales-Operating         1,919,354   1,872,758   2,105,848    1,503,645     2,399,175   2,366,353   3,772,311   2,741,810
    Cost of
    Sales-Restructuring         -           -           -        2,573,339        -           -           -           -
    (1)

    Total Cost of Sales     1,919,354   1,872,758   2,105,848    4,076,984     2,399,175   2,366,353   3,772,311   2,741,810
    Gross Profit              696,285     745,171     831,351   (2,326,375)      802,309     814,915   1,546,625   1,124,166
    Restructuring
    Charges, not                -           -           -        1,552,892         -           -           -           -
    included above (1)
    Loss from Operations   (2,615,958) (2,444,968) (2,060,117)  (6,672,541)   (2,489,467) (2,527,636) (2,092,278) (2,669,745)
    Net Loss               (2,546,487) (2,367,680) (2,069,151)  (6,646,791)   (2,484,621) (2,476,013) (2,045,438) (2,568,280)
    Preferred Stock
    Dividends                 146,285     143,613     140,755      133,951        91,377      60,410      60,577     138,845
    Non-Cash Charge
    Attributable to
    Beneficial
    Conversion Feature          -           -       7,500,000        -             -           -           -           -
    (2)

    Net Loss
    Attributable to

    Common Shareholders    (2,692,772) (2,511,293) (9,709,906)  (6,780,742)   (2,575,998) (2,536,423) (2,106,015) (2,707,125)
    Basic and Diluted
    Loss per Share              (0.18)      (0.17)      (0.64)       (0.42)        (0.19)      (0.18)      (0.15)      (0.19)


(1) Restructuring Charges - The net loss applicable to Common Shareholders reflects the impact of restructuring charges associated with exiting a specific PC headset customer type, or channel, within the Anti-Noise Product business segment as follows:

         Sales returns              $  337
         Cost of sales              $2,573
         Restructuring charges      $1,553
                                    ------
                  Total             $4,463
                                    ======

(2) Non-cash charge attributable to beneficial conversion feature - The net loss applicable to Common Shareholders reflects the intrinsic value of the realization, during the third quarter of 2001, of a contingent beneficial conversion feature related to the Company's Series C Redeemable Convertible Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Our mission is to provide the emerging "voice interface" markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

         Examples of the applications and interfaces for which Andrea DSP Microphone and Software Products and Andrea Anti-Noise(R) Products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; military and commercial aircraft communications; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devises, military and commercial aircraft systems, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Software Products use "far-field" digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

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

Cautionary Statement Regarding Forward-Looking Statements

         Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 and other items set forth in this Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

          - fluctuations in the computer and communications hardware and software marketplace; and

          -    general economic conditions.

         We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the year ended December 31, 2001, were approximately $9.9 million versus $15.6 million in the prior year. Net loss applicable to common shareholders for the year ended December 31, 2001 was approximately $21.7 million, or $1.43 per share on a diluted basis, versus net loss applicable to common shareholders of approximately $9.9 million, or $0.72 per share on a diluted basis, for the year ended December 31, 2000. We continued to experience a significant decline in our sales of Andrea Anti-Noise Products as a result of increased competition with respect to a specific customer channel. In response to this decline, as well as our overall shift in strategic direction to deliver digital, far-field microphone solutions, during the fourth quarter of 2001, we incurred restructuring charges of approximately $4.5 million. This restructuring is expected to result in a further decrease in sales during fiscal 2002. We are examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. But to remain competitive, we intend to continue incurring substantial research and development, marketing and general and administrative expenses. We may not be able to easily and quickly reduce these expenses if our sales revenue falls below our expectations and, therefore, our net income or loss may be disproportionately affected by any reduction in sales revenue. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). As a result of these factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting on the American Stock Exchange or inability to continue operations.

         In recent years, we have sustained significant operating losses. We have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. Additionally, Andrea's funding and capital raising efforts could trigger change in control payments due to certain executive officers of Andrea under their employment contracts or redemptions of the Company's Series B and Series C Redeemable Convertible Preferred Stock. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange.

We face the risk that Andrea could be required to redeem the Series C Redeemable Convertible Preferred Stock

         On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred Stock is convertible or redeemable at maturity by the Company, based upon certain circumstances at that time, and is redeemable by the holder upon certain events, including the announcement of a major transaction, as defined n the Certificate of Amendment, or upon certain other triggering events. On March 25, 2002, Andrea announced that a triggering event had occurred and that Andrea was seeking a waiver from the Series C Preferred Stock holders. A final agreement regarding the waiver arrangement was reached on March 28, 2002. The waiver related to the existing triggering event, as well as certain possible future triggering events, however, the waiver will be null and void upon the earlier of April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the waiver and related documents, and the first date on which Andrea is insolvent.

         As consideration for the Series C Preferred Stock holder's agreement to waive its current and, in certain circumstances, any future right to receive the aggregate Triggering Event Redemption Price for the Series C Preferred Stock, Andrea agreed to grant a security interest in all of Andrea's assets. However, the Series C Preferred Stock holder agreed to have its lien on Andrea's assets subordinated to (1) any lien granted in the future to a non-affiliated third party in connection with a strategic transaction with a financing component, provided that such third-party lien relates only to the amount of the financing component of such transactions, and (2) any lien granted in the future to a bank or other similar institution pursuant to any asset based financing transaction. In addition, the Series C Preferred Stock holder agreed to release its lien in connection with any sale of any assets subject to its lien, provided they receive a lien on the proceeds of the sale. The Series C Preferred Stock holder acknowledged that its lien in any portion of Andrea's intellectual property is effectively subordinate to the interest of any current or future licensee of such intellectual property, as any interest the investor may have in such intellectual property cannot be greater than Andrea's interest therein.

         Given that the waiver granted by the Series C Preferred Stock holder does not cover all triggering events that could require the redemption of the Series C Preferred Stock, and that the waiver will be null and void in the event Andrea fails to comply in any material respect with the terms of the agreements relating to the waiver, among other things, there is a risk that the Series C Preferred Stock holder could declare a triggering event that would trigger the redemption rights. If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be requested to obtain a new waiver from the holder of the Series C Preferred Stock. If no such waiver can be obtained, Andrea's ability to continue its current operations will be materially adversely affected and if Andrea has insufficient funds to redeem the Series c Preferred Stock, it could result in Andrea's inability to meet its operating obligations and, consequently, delisting from the American Stock Exchange.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution.

         Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 70,000,000 shares of common stock presently authorized, 17,861,700 were outstanding as of March 27, 2002. This does not include 5,732,375 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan. In addition, this does not include 20,496,848 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants. Furthermore, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd. Trading restrictions on these 1,800,000 shares have expired and are subject to demand and piggyback registration rights. To date, 920,880 of the 1,800,000 shares have been registered for sale under the Securities Act of 1933.

Conversions of our Series B convertible preferred stock and Series C convertible preferred stock may result in substantial dilution to other holders of our common stock.

         As of March 27, 2002, we had 172 shares of Series B convertible preferred stock and 750 shares of Series C convertible preferred stock outstanding. Both the Series B convertible preferred stock and the Series C convertible preferred stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

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

         The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 172 shares of Series B Convertible Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% additional amount is paid in cash:

                                            Number of Shares of Common Stock        Percentage of Outstanding
              Conversion Price                  Issuable Upon Conversion(1)              Common Stock(2)
              ----------------              --------------------------------        -------------------------
                    $0.50                               3,440,000                               16%
                    $1.50                               1.146,667                                6%
                    $2.50                                 688,000                                4%
                    $3.50                                 491,429                                3%
                    $4.50                                 382,222                                2%
                    $5.50                                 312,727                                2%
                    $6.50                                 264,615                                1%
                    $7.50                                 229,333                                1%

(1) The Series B Holder is prohibited from converting its holdings of the Series B convertible preferred stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion. The numbers in this column do not reflect these limitations.

(2) Based on 17,861,700 shares of common stock outstanding as of March 27, 2002.

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

                                            Number of Shares of Common Stock        Percentage of Outstanding
              Conversion Price                 Issuable Upon Conversion(1)                Common Stock(2)
              ----------------              --------------------------------        -------------------------
                    $0.40                              18,750,000                                51%
                    $0.50                              15,000,000                                46%
                    $0.60                              12,500,000                                41%
                    $0.65                              11,538,462                                39%
                    $0.70                              10,714,286                                37%
                    $0.75                              10,000,000                                36%
                    $0.765                              9,803,922                                35%

(1) The Series C Holder is prohibited from converting its holdings of the Series C convertible preferred stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2) Based on 17,861,700 shares of common stock outstanding as of March 27, 2002.

         The following table illustrates the varying amounts of shares of Common Stock that would be issuable upon conversion of all 172 outstanding shares of Series B convertible preferred stock and all 750 outstanding shares of Series C convertible preferred stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that all additional amounts are paid in cash:



                                              Number of Shares of Common Stock        Percentage of Outstanding Common
            Conversion Price                Issuable Upon Conversion(1)(2)(3)                    Stock(4)
            ----------------                ---------------------------------                    --------
                  $0.50                              18,440,000                                      51%
                  $0.65                              14,184,615                                      44%
                 $0.765                              12,052,288                                      40%
                  $1.50                              10,950,588                                      38%
                  $2.50                              10,491,922                                      37%
                  $3.50                              10,295,350                                      37%
                  $4.50                              10,186,144                                      36%
                  $5.50                              10,116,649                                      36%
                  $6.50                              10,068,537                                      36%

(1) The calculation assumes that the conversion price of the Series B and Series C convertible preferred stock are the same at the assumed conversion prices of $ .50, $ .65 and $ .765. This could only occur if the market price of Andrea's Common Stock declines, and at a future reset date, the conversion price of the Series C adjusts to the then prevailing market price (the current fixed conversion price of the Series C is $ .765, and such conversion price is fixed unless adjusted downward at a future reset date).

(2) The calculation assumes that for any conversion of the Series B convertible preferred stock when the prevailing market price is above $ .765, the Series C would still be converted at its maximum conversion price of $ .765.

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

(4) Based on 17,861,700 shares of common stock outstanding as of March 27, 2002.

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

If we fail to market and commercialize our Andrea DSP Microphone and Software and Andrea Anti-Noise products, our revenues may not increase at a high enough rate to improve our results of operations or at all.

         Our business, results of operations and financial condition depend on successful commercialization of our Andrea DSP Microphone and Software and Andrea Anti-Noise products and technologies. Since we began sales of the initial Andrea Anti-Noise products in 1995, we have been expanding the number of products in this line. We introduced our first Andrea Digital Super Directional Array products in 1998 and we are initially targeting these and our other Andrea DSP Microphone and Software products at the desktop computer market, the market for computer-based automobile monitoring and control systems for use by drivers and passengers, and the mobile device market. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries.

If we are unable to obtain market acceptance of Andrea DSP Microphone and Software products and technologies or if market acceptance of these products and technologies occurs at a slow rate, then our business, results of operations and financial condition will be materially and adversely affected.

         We, and our competitors, are focused on developing and commercializing products and technologies that enhance the use of voice, particularly in noisy environments, for a broad range of computer and communications applications. These products and technologies have been rapidly evolving and the number of our competitors has grown, but the markets for these products and technologies are subject to a high level of uncertainty and have been developing slowly. We, alone or together with our industry, may be unsuccessful in obtaining market acceptance of these products and technologies.

If we fail to develop and successfully introduce new products and technologies in response to competition and evolving technology, we may not be able to attract new customers or retain current customers.

         The markets in which we sell our Andrea Anti-Noise, Andrea DSP Microphone and Software and our Aircraft Communication products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. One or more of these competitors may independently develop technologies that are substantially equivalent or superior to our technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

         We are currently engaged in the development of digital signal processing products and technologies for the voice, speech and natural language interface markets. We may not succeed in developing these new digital signal processing products and technologies, and any of these new digital signal processing products or technologies may not gain market acceptance.

         In the markets for Aircraft Communications Products, we often compete with major defense electronics corporations as well as smaller manufacturing firms, which specialize in supplying products and technologies for specific military initiatives.

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

         We are substantially dependent on product sales to the U.S. Government. During the years ended December 31, 2001, 2000 and 1999, the U.S. Government accounted for 17%, 18% and 23%, respectively, of our net sales before sales returns - restructuring. The U.S. Government is not obligated to continue to purchase these products and is free to purchase similar products from our competitors. Our failure to maintain sales of Aircraft Communication Products to the U.S. Government would have a material adverse effect on our business, results of operations and financial condition.

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

         We are presently engaged in a lawsuit filed in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT") and its subsidiary NCT Hearing Products, Inc. NCT alleges that we: engaged in unfair competition by misrepresenting the scope our patents, specifically, U.S. Pat. Nos. 5,732,143, 5,825,897 and 6,061,456 thereby tortuously interfering with prospective contractual rights between NCT and its existing and potential customers; made false and disparaging statements about NCT and its products; and falsely advertised Andrea's ANR products. The complaint requests a declaration that these patents are invalid and unenforceable and that NCT's products do not infringe upon these patents and seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees.

         We have filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Our counterclaims, as amended, allege that NCT has willfully infringed the above mentioned patents, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. We are also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses.

         During the third quarter of 2001, the court held a "Markman Hearing" to determine the meaning of the claims in the three Andrea patents. We are unable to anticipate when the Court will issue a decision on this question. If this suit is ultimately resolved in favor of NCT, we could be materially adversely effected. We believe, however, that NCT's allegations are without merit and we intend to vigorously defend Andrea and to assert against NCT the claims described above.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

         We have been seeking to increase our sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the year ended December 31, 2001, sales to customers outside the United States accounted for approximately 17% of our net sales. International sales and operations are subject to a number of risks, including:

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

We Face Risk From Operating in Israel

         Our principal research and development facility is located in the State of Israel and, as a result, as of December 31, 2001, certain of our key research and development employees were located in Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved.

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

Results Of Operations

         Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales

         Excluding the impact of restructuring charges, sales for the year ended December 31, 2001, were $10,258,875, a decrease of 34% from sales of $15,567,664 for the year ended December 31, 2000. This decrease in sales reflects an approximate 61% decrease in sales of Andrea Anti-Noise Products to $4,656,078, or 45% of total sales , offset by an approximate 68% increase in sales of our Aircraft Communications Products, to $4,916,616, or 48% of total sales, and an approximate 2% increase in sales of Andrea DSP Microphone and Software Products, to $686,181, or 7% of total sales .

         The primary reason for the decrease of Andrea Anti-Noise Product sales during 2001 was a significant decline in headset unit shipments to IBM which was primarily a result of increased competition in the PC headset market, coupled with unfavorable economic conditions which continues to negatively impact the technology sector. In response, during the fourth quarter 2001, we formulated a plan to exit from an increasingly unprofitable PC headset channel within Andrea's Anti-Noise Headset product segment. This customer channel included IBM. For the year ended December 31, 2001, excluding the impact of restructuring charges, sales to IBM and certain of IBM's affiliates accounted for approximately 25% of our total sales, or $2,515,819. This reflects an approximate 63% decrease from $6,809,575 for the year ended December 31, 2000.

         The increase in our Aircraft Communication Product revenues is primarily a result of increased sales and marketing activities.

         Sales of Andrea DSP Microphone and Software Products were primarily comprised of shipments of Andrea's far-field microphone products for use with business videoconferencing systems, in-vehicle communications systems, and desktop speech dictation applications. During the fourth quarter of 2001, we recorded deferred revenues of $1 million related to a license agreement for certain of our Andrea DSP Microphone and Software technologies. The deferred revenue will be recognized over a period of three years beginning March 22, 2002.

Cost of Sales

         Excluding the impact of restructuring charges, cost of sales as a percentage of sales for the year ended December 31, 2001 remained consistent from the year ended December 31, 2000.

Research and Development

         Research and development expenses for the year ended December 31, 2001 decreased 26% to $3,462,340 from $4,694,116 for the year ending December 31, 2000. This decrease is due primarily to a reduction in expenses associated with research efforts that were determined not to be integral to Andrea's core portfolio of digital microphone software and hardware technologies. DSP Microphone and Software Technology efforts were $2,770,491, or 80% of total research and development expenses, Aircraft Communications technology efforts were $388,757, or 11% of total research and development expenses and Andrea Anti-Noise Product efforts were $303,092, or 9% of total research and development expenses. With respect to DSP Microphone and Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating our digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. We believe that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending our marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is preferred to other known DSP-based technologies in the market, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide us with a competitive advantage. For 2002, we expect total research and development spending to approach levels similar to that of 2001.

General, Administrative and Selling Expenses

         Excluding the impact of restructuring charges, general, administrative and selling expenses decreased approximately 7% to $8,724,784 for the year ended December 31, 2001 from $9,373,025 for the year ended December 31, 2000. This decrease is primarily due to our cost reduction efforts which are aimed at cutting costs that are not integral to the execution of Andrea's overall strategy, and to ensure conservative spending during the current period of economic uncertainty. Included in our cost reduction initiatives was a reduction in workforce which was implemented during February of 2001, representing a reduction of approximately 25% of Andrea's then total workforce.

Restructuring Charges

         During the fourth quarter 2001, we committed to a defined plan of action and recorded restructuring charges relating to repositioning our business plan for our Anti-Noise Product business segment as part of our overall effort to drive high margin product sales and become profitable. The restructuring focused on exiting from an increasingly unprofitable PC headset channel within Andrea's Anti-Noise Headset product segment. This was primarily a result of the increasing competitive nature of the PC headset market, coupled with Andrea's ongoing strategic efforts to focus on being primarily a leading supplier of high-end, digital-based, far-field microphone technologies. This channel primarily purchased our lower-end, low margin headset products, and required substantial support which, when combined with decreasing volumes realized during 2001, became unprofitable. The plan resulted in an aggregate restructuring charge of approximately $4.5 million, and included the following:

          1. Sales returns - restructuring reserve - This charge, approximating $340 thousand, reflects estimated sales returns activity related to exiting this customer channel.

          2. Cost of sales - This charge, approximating $2.6 million, relates to inventory obsolescence for products that we do not expect to sell as a result of exiting this activity.

          3. Other charges - These charges, approximating $1.6 million, relate to costs associated with exiting certain agreements, as well as impairment charges associated with abandoning related assets.

Other Income (Expense)

         Other income for the year ended December 31, 2001 was $163,475 compared to $204,774 for the year ended December 31, 2000. This decrease is due to lower cash balances coupled with unfavorable market conditions for those invested cash balances during 2001.

Provision for Income Taxes

         We did not record income tax expense for the year ending December 31, 2001 in light of the net loss recorded for the period. Furthermore, the realization of a portion of our reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. We will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings. To the extent we believe that, more likely than not, previously reserved deferred tax assets will be realized, we will reduce the reserve accordingly. See Note 12 to our Consolidated Financial Statements.

Net Loss

         Net loss for the year ended December 31, 2001 was $13,630,109 compared to a net loss of $9,574,352 for the year ended December 31, 2000. The net loss for the year ended December 31, 2001 principally reflects the factors described above.

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

Cost of Sales

         Cost of sales as a percentage of sales for the year ended December 31, 2000 increased to 72% from 70% for the year ended December 31, 1999. This increase in cost of sales percentage is primarily a result of lower than expected Andrea Anti-Noise and Aircraft Communications production and sales (described above under "Sales") over which to spread our pool of fixed overhead costs.

Research and Development

         Research and development expenses for the year ended December 31, 2000 increased 38% to $4,694,116 from $3,399,666 for the year ending December 31, 1999. This increase is due to our continuing efforts to develop its digital signal processing microphone and software technologies, coupled with, to a lesser extent, efforts in Aircraft Communication technologies. Research and development in DSP-based technology at Andrea is focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea's array microphone technologies obtained through the acquisition of Lamar Signal Processing, Ltd. ("Lamar") in May 1998. Correspondingly, the activities of Lamar accounted for approximately 28% of the total research and development expenses during 2000. We believe that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending our marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is superior to other known DSP-based technologies in the marketplace, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide us with a significant competitive advantage. For 2001, we expect total research and development spending to approach levels similar to that of 2000.

General, Administrative and Selling Expenses

         General, administrative and selling expenses increased approximately 5% to $9,373,025 for the year ended December 31, 2000 from $8,954,805 for the year ended December 31, 1999. The slight increase was due to an increase in sales and marketing expenses during the second half of the year associated with sales efforts in the automotive telematics market, as well as increases in overall sales and marketing salaries. We implemented a cost reduction plan aimed at cutting costs that are not integral to the execution of Andrea's overall strategy, and to ensure conservative spending during the current period of economic uncertainty. Included in our cost reduction initiatives was a reduction in workforce which was implemented during February of 2001, representing a reduction of approximately 25% of Andrea's then total workforce.

Other Income (Expense)

         Other income for the year ended December 31, 2000 was $204,774 compared to other expense of $26,258 for the year ended December 31, 1999. The increase is due to interest earned on higher cash balances throughout 2000, coupled with other miscellaneous income generated during 2000.

Provision for Income Taxes

         We did not record income tax expense for the year ending December 31, 2000 in light of the net loss recorded for the period. Furthermore, the realization of a portion of our reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. We will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings. To the extent Andrea's management believes that, more likely than not, previously reserved deferred tax assets will be realized, Andrea will reduce the reserve accordingly. See Note 12 to our Consolidated Financial Statements.

Net Loss

         Net loss for the year ended December 31, 2000 was $9,574,352 compared to a net loss of $7,176,993 for the year ended December 31, 1999. The net loss for the year ended December 31, 2000 principally reflects the factors described above.

Liquidity And Capital Resources

         Andrea's principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions or potential industry partners. At December 31, 2001, we had cash and cash equivalents of $3,724,130 compared with $9,151,835 at December 31, 2000. The balance of cash and cash equivalents at December 31, 2001, is primarily a result of Andrea's issuance and sale in a private placement of $7,500,000 of its Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") in October 2000. Andrea is using the net proceeds from the issuance of the Series C Preferred Stock primarily for costs associated with:

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

         In connection with the acquisition of Lamar, of the aggregate cash consideration to be paid by Andrea, $1,000,000 was paid on May 5, 1998, the closing date, and $500,000 was paid on each of the six, twelve, twenty-four and thirty-six month anniversaries of the closing date. The final payment was paid on May 5, 2001.

         Working capital at December 31, 2001 was $5,630,915 compared to $15,035,051 at December 31, 2000. The decrease in working capital reflects decreases in total current assets and total current liabilities of $9,405,948, and $1,812, respectively. The decrease in total current assets reflects decreases in cash and cash equivalents of $5,427,705, a decrease in accounts receivable of $1,409,567, and a decrease in inventory of $2,895,309 partially offset by increase in prepaid expenses and other current assets of $326,633. The decrease in current liabilities primarily reflects a decrease in accounts payable of $960,500 and a decrease in our current portion of long-term debt of $517,244, partially offset by an increase in other current liabilities of $976,208 ($258,221 of this amount relates to deferred revenue charges) and an increase in accrued restructuring charges of $499,724.

         The decrease in cash of $5,427,705 reflects $4,544,799 of net cash used in operating activities, $203,893 of net cash used in investing activities and $679,013 of net cash used in financing activities.

         The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $13,630,109 net loss for the year ended December 31, 2001, a $1,203,147 increase in prepaid expenses and other current assets, a $238,677 increase in other assets, and a $960,500 decrease in accounts payable partially offset by a $1,409,567 decrease in accounts receivable, a $321,970 decrease in inventory, a $595,516 increase in other current liabilities and a $783,288 increase in other liabilities. The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, as well as increases in other service costs. The increase in other current liabilities and other liabilities reflects $1,000,000 of deferred revenue charges which will be recognized over a three-year period beginning in March 2002. The decrease in accounts receivable primarily reflects the level of sales during the year ended December 31, 2001 as well as the timing of collection of such sale. The decrease in accounts payable as well as the decrease in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to our various product lines.

         The cash used in investing activities is attributable to capital expenditures consisting of manufacturing dies and molds and, to a lesser extent, upgrades in our existing computer systems.

         The net cash used in financing activities reflects the payment of the final installment payment to the former shareholders of Lamar as well as payments to the debt we assumed in connection with the acquisition of Lamar, partially offset by the exercises of employee stock options.

         We believe that it will be necessary to raise additional working capital to support operations. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. Furthermore, in accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", Andrea recorded a one time non-cash charge of $7,500,000 to accumulated deficit. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represents the maximum charge under this standard and, accordingly, there will be no additional charges to equity at later reset dates. Andrea has incurred significant losses in each of the last three fiscal years. In the year ended December 31, 2001, Andrea incurred losses from operations, excluding the impact of restructuring charges, of $9.3 million, and used $4.5 million in cash in its operating activities. Management expects that operating losses and negative cash flows will continue at least through Fiscal 2002 as Andrea continues to market its Andrea Anti-Noise products, Aircraft Communication products and Andrea DSP Microphone and Software Technologies. Nothwithstanding, in December 2001 and March 2002, we entered into two agreements with Analog Devices, Inc whereby Analog Devices is obligated to pay us a total of $5 million in license fees during calendar 2002. Through the date of this Form 10K, and in accordance with our agreements, we have received $1 million of these license fees. If Andrea fails to develop revenues from sales of its products to generate adequate funding from operations or fails to obtain additional financing through capital or funding, it will be required to either further reduce its operating expenses and/or operations or may result it relinquishing its products, technologies or markets. Such financing may not be available on acceptable terms, or at all. We cannot assure that demand will continue for any of our products, including future products related to our Andrea Digital Signal Processing Microphone and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

Goodwill and Other Intangible Assets

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

         Andrea has adopted this standard effective January 1, 2002, and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. Other intangible assets, which do not have indefinite lives (such as core technology - Note 4), will continue to be amortized. Andrea has made a preliminary assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. No adjustment was deemed necessary, although the intangible asset "Workforce in Place" will be reclassified as goodwill pursuant to SFAS No. 142. In accordance with the SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. Based upon the results of Andrea `s transitional impairment testing, there will be no material impact on the combined financial results related to Andrea `s intangible assets or purchased goodwill. Amortization of goodwill and other intangible assets, relating to the assets that will no longer be amortized, was approximately $1,128,186 for the year ended December 31, 2001.

Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. Andrea is currently evaluating the impact of the adoption of SFAS No. 144, which Andrea expects will not be material.

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

        Not applicable

        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 as to directors and executive officers is incorporated by reference to the information captioned "Election of Directors" included in Andrea's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 20, 2002. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated there under is incorporated by reference therein to Andrea's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 20, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information captioned "Election of Directors - Executive Compensation" included in Andrea's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 20, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information captioned "Security Ownership" included in Andrea's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 20, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information captioned "Certain Relationships and Related Party Transactions" included in Andrea's definitive proxy statement in connection with the meeting of shareholders to be held on or about June 20, 2002.

        PART Iv

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                                                                      Page
                                                                      ----

Report of Independent Public Accountants                              F-1

Consolidated Balance Sheets at December 31, 2001 and 2000             F-2

Consolidated Statements of Operations for the years ended December
31, 2001, 2000 and 1999                                               F-3

Consolidated Statements of Shareholders' Equity for the three years
ended December 31, 2001, 2000 and 1999                                F-4

Consolidated Statements of Cash Flows for the three years ended
December 31, 2001, 2000 and 1999                                      F-5

Notes to Consolidated Financial Statements                            F-6

(2) Index To Financial Statement Schedules

Report of Independent Public Accountants on Schedule                  S-1

Schedule II - Valuation and Qualifying Accounts                       S-2

(3) Exhibits

See (c) below.

    (b) Reports On Form 8-K

The registrant did not file any reports on Form 8-K during the three-month period ended December 31, 2001.

    (c) Exhibits

                                INDEX TO EXHIBITS



Exhibit
Number    Description
------    -----------

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

3.6       Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001

3.7       Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K
          filed November 30, 1998)

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

4.7       Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights
          Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights
          Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 7, 1999)

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

10.6 Employment Agreement, dated as of April 12, 2000, by and between John N. Andrea and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.7 Employment Agreement, dated as of April 12, 2000, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.8      Employment Agreement, dated as of January 1, 1998, by and between Patrick D.  Pilch and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1997)




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

10.13* Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.14* Purchase Agreement, dated as of February 25, 1999, by and between Andrea and Clarion Corporation of America (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.15* Source Code License Agreement, dated as of October 29, 1998, between Andrea and Intel Corporation (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K for the year ended
          December 31, 1998)

10.16 Employment Agreement, dated as of April 12, 2000, by and between Richard A. Maue and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.17     Licensing Agreement, dated as of December 19, 2001, by and between Andrea and Analog Devices, Inc.**

10.18     Licensing Agreement, Amendment No. 1, dated as of March 13, 2002, by and between Andrea and Analog Devices, Inc.**

10.19     Licensing Agreement, dated as of March 13, 2002, by and between Andrea and Analog Devices, Inc.**

10.20     Acknowledgement and Agreement, dated as of March 28, 2002, by and between
          Andrea and HFTP Investment LLC (including attached Waiver Agreement and
          Security Agreement)

10.21     Pledge Agreement, dated as of March 28, 2002, by and between Andrea and HFTP Investment LLC

21        Subsidiaries of Registrant

23        Consent of Independent Public Accountants

99        Letter regarding representations of Arthur Andersen LLP

--------------------

* Certain portions of this Agreement have been accorded confidential treatment.

** Request for confidential treatment was filed for portions of such documents. Confidential portions have been omitted, and filed separately with the Securities and Exchange Commission, as required by Rule 24b-2.

(d)  FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                               /s/   ARTHUR ANDERSEN LLP




Melville, New York
March 28, 2002

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                                         December 31,
                                                                                                         ------------
                                          ASSETS                                                   2001               2000
                                          ------                                                   ----               ----

CURRENT ASSETS:
   Cash and cash equivalents                                                                  $     3,724,130    $     9,151,835
   Accounts receivable, net of allowance for doubtful accounts of $176,292 and $186,121,
     respectively                                                                                   2,094,146          3,503,713

   Inventories, net                                                                                 3,389,729          6,285,038
   Prepaid expenses and other current assets                                                          547,892            221,259
                                                                                             ----------------   ----------------
                  Total current assets                                                              9,755,897         19,161,845

PROPERTY AND EQUIPMENT, net                                                                           811,392          1,393,760
DEFERRED INCOME TAXES                                                                               1,806,615          1,806,615
GOODWILL, net (Note 4)                                                                             12,317,843         13,403,836
OTHER INTANGIBLE ASSETS, net (Note 4)                                                               8,467,616          9,243,917
OTHER ASSETS, net                                                                                     860,296          2,262,893
                                                                                             ----------------   ----------------
                  Total assets                                                                $    34,019,659    $    47,272,866
                                                                                              ===============    ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
   Trade accounts payable                                                                     $     1,147,160    $     2,107,660
   Current portion of long-term debt (Note 9)                                                         158,802            676,046
   Accrued restructuring charges (Note 3)                                                             499,724             -
   Other current liabilities (Note 8)                                                               2,319,296          1,343,088
                                                                                             ----------------   ----------------
                  Total current liabilities                                                         4,124,982          4,126,794

LONG-TERM DEBT (Note 9)                                                                                37,619            195,867
OTHER LIABILITIES                                                                                     783,288             -
                                                                                             ----------------   ----------------
                  Total liabilities                                                                 4,945,889          4,322,661
                                                                                             ----------------   ----------------

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized:  1,000 shares; issued and outstanding: 249 and 500 shares, respectively (Notes 10 and 19);
   liquidation value:  $2,490,000 and $5,000,000, respectively                                     2,421,009          4,830,060
                                                                                             ---------------    ---------------

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized:  1,500 shares; issued and outstanding:  750 and 750 shares, respectively (Note 11);
   liquidation value: $7,500,000                                                                   7,364,011          7,332,665
                                                                                             ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and
     outstanding                                                                                       -                 -
   Common stock, $.50 par value; authorized: 70,000,000 shares; issued and outstanding:
     16,308,968 and 13,897,572 shares, respectively                                                 8,212,984          6,948,786
   Additional paid-in capital                                                                      55,695,728         46,711,609
   Deferred stock compensation                                                                        (52,334)            -
   Accumulated deficit                                                                            (44,567,628)       (22,872,915)
                                                                                             ----------------   ----------------
                  Total shareholders' equity                                                       19,288,750         30,787,480
                                                                                             ----------------   ----------------
                  Total liabilities and shareholders' equity                                  $    34,019,659    $    47,272,866
                                                                                              ===============    ===============


The accompanying notes are an integral part of these consolidated balance sheets.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       For the Years Ended December 31,
                                                                             -----------------------------------------------------
                                                                                   2001               2000             1999
                                                                                   ----               ----             ----


NET SALES - OPERATING                                                         $   10,258,875     $   15,567,664    $   17,112,487
SALES RETURNS - RESTRUCTURING (Note 3)                                              (337,499)            -                 -
                                                                             ---------------    ---------------    --------------
              Net sales                                                            9,921,376         15,567,664        17,112,487

COST OF SALES - OPERATING                                                          7,401,605         11,279,649        11,908,751
COST OF SALES - RESTRUCTURING (Note 3)                                             2,573,339             -                 -
                                                                             ---------------    ---------------    --------------
              Cost of sales                                                        9,974,944         11,279,649        11,908,751

              Gross (deficit) margin                                                 (53,568)         4,288,015         5,203,736

RESEARCH AND DEVELOPMENT EXPENSES                                                  3,462,340          4,694,116         3,399,666

RESTRUCTURING CHARGES (Note 3)                                                     1,552,892             -                 -

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                                       8,724,784          9,373,025         8,954,805
                                                                             ---------------    ---------------    --------------

              Loss from operations                                               (13,793,584)        (9,779,126)       (7,150,735)
                                                                             ---------------    ---------------    --------------

OTHER INCOME (EXPENSE):
   Interest income                                                                   193,087            416,393           246,882
   Interest expense                                                                  (51,746)          (233,880)         (306,843)
   Rent and miscellaneous income                                                      22,134             22,261            33,703
                                                                             ---------------    ---------------    --------------
                                                                                     163,475            204,774           (26,258)
                                                                             ---------------    ---------------    --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                           (13,630,109)        (9,574,352)       (7,176,993)

PROVISION FOR INCOME TAXES (Note 14)                                                  -                  -                 -
                                                                             ---------------    ---------------    --------------

              Net loss                                                           (13,630,109)        (9,574,352)       (7,176,993)

NON-CASH CHARGE ATTRIBUTABLE TO PREFERRED STOCK BENEFICIAL CONVERSION
FEATURE (Note 11)                                                                  7,500,000              -                 -

PREFERRED STOCK DIVIDENDS                                                            564,604            351,209           195,843
                                                                             ---------------    ---------------   ---------------

              Net loss attributable to common shareholders                    $  (21,694,713)    $   (9,925,561)   $   (7,372,836)
                                                                              ==============     ==============    ==============

PER SHARE INFORMATION (Note 5):

Net Loss Per Share - Basic and Diluted                                        $       (1.43)     $        (.72)    $        (.56)
                                                                              =============      =============     =============

Shares used in computing net loss per share - Basic and Diluted                   15,190,834         13,748,945        13,229,559
                                                                             ===============    ===============   ===============



The accompanying notes are an integral part of these consolidated statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2001



                                                                                                           Additional
                                                                        Shares            Common             Paid-In
                                                                      Outstanding          Stock             Capital
                                                                      -----------          -----             -------


BALANCE, December 31, 1998                                             13,210,038   $    6,605,019    $     42,548,399

   Exercise of stock options, net of related costs                         32,500           16,250              93,785
   Issuance of warrants in connection with Series B Redeemable
     Convertible Preferred Stock (Note 10)                                 -                -                  348,457
   Preferred stock dividends                                               -                -                   -
   Net loss                                                                -                -                   -
                                                                  ---------------   --------------    ----------------

BALANCE, December 31, 1999                                             13,242,538        6,621,269          42,990,641

   Conversion of Series B Redeemable Convertible Preferred Stock

                                                                          371,909          185,955           2,231,447
   Exercise of stock options, net of related costs                        283,125          141,562           1,489,521
   Preferred stock dividends                                               -                -                   -
   Net loss                                                                -                -                   -
                                                                  ---------------   --------------    ----------------

BALANCE, December 31, 2000                                             13,897,572        6,948,786          46,711,609

   Conversions of Series B Redeemable Convertible Preferred

     Stock                                                              2,308,896        1,154,448           1,411,636
   Exercise of stock options, net of related costs                         27,500           13,750               2,733
   Preferred stock dividends                                               -                -                   -
   Restricted stock grant, net of related current year
   amortization                                                            75,000           96,000              37,500
   Stock option grant to consultant, net of related current
   year amortization                                                       -                -                   32,250
   Beneficial conversion charge attributable to Series C
     Redeemable Convertible Preferred Stock (Note 11)                      -                -                7,500,000
   Net loss                                                                -                -                   -
                                                                  ---------------   --------------    ----------------

BALANCE, December 31, 2001                                             16,308,968   $    8,212,984    $     55,695,728
                                                                  ===============   ==============    ================





                                                  Total
     Deferred Stock         Accumulated        Shareholders'
      Compensation            Deficit              Equity
      ------------            -------              ------


 $         -          $      (5,574,518)   $     43,578,900

           -                    -                   110,035

           -                    -                   348,457
           -                   (195,843)           (195,843)
           -                 (7,176,993)         (7,176,993)
 ----------------     -----------------    ----------------

           -                (12,947,354)         36,664,556



           -                     -                2,417,402
           -                     -                1,631,083
           -                   (351,209)           (351,209)
           -                 (9,574,352)         (9,574,352)
 ----------------     -----------------    ----------------

            -               (22,872,915)         30,787,480



           -                     -                2,566,084
           -                    -                    16,483
            -                  (564,604)           (564,604)

           (28,529)              -                  104,971

           (23,805)              -                    8,445

            -                (7,500,000)             -
            -               (13,630,109)        (13,630,109)
 -----------------    -----------------    -----------------

 $         (52,334)   $     (44,567,628)   $     19,288,750
 ==================   =================    ================


The accompanying notes are an integral part of these consolidated statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       For the Years Ended December 31,
                                                                          ------------------ ------------------ -------------------
                                                                                2001               2000                1999
                                                                                ----               ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $    (13,630,109)  $    (9,574,352)   $    (7,176,993)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash interest expense                                                     -                  39,964             93,023
     Depreciation and amortization                                               3,800,147         3,644,392          3,390,987
     Non-cash stock compensation expense                                           113,416           -                   -
     Non-cash charges related to Restructuring (Note 3)                          4,463,730           -                   -

     (Increase) decrease in:
       Accounts receivable, net                                                  1,409,567          (733,010)         2,097,079
       Inventories                                                                 321,970           838,709            890,576
       Prepaid expenses and other current assets                                (1,203,147)         (287,544)          (242,559)
       Other assets                                                               (238,677)         (257,657)          (563,619)
     Increase (decrease) in:
       Trade accounts payable                                                     (960,500)          (27,213)           (87,039)
       Other current liabilities                                                   595,516          (323,798)          (947,508)
       Other liabilities                                                           783,288                 -                  -
                                                                          ----------------   ---------------    ---------------
              Net cash used in operating activities                             (4,544,799)       (6,680,509)        (2,546,053)
                                                                          -----------------  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                     (203,893)         (369,970)          (834,135)
                                                                          -----------------  ---------------    ---------------
              Net cash used in investing activities                               (203,893)         (369,970)          (834,135)
                                                                          -----------------  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt obligations (Notes 4 and 9)                                    (695,496)         (596,840)          (514,122)
   Net proceeds from Series B Redeemable Convertible Preferred Stock

     (Note 10)                                                                      -                 -               7,500,000

   Net proceeds from Series C Redeemable Convertible Preferred Stock

     (Note 11)                                                                      -              7,500,000             -
   Payment of convertible notes                                                     -             (1,485,077)            -
   Proceeds from issuance of common stock upon exercise of stock
     options, net of related costs                                                  16,483         1,631,083            110,035
                                                                          ----------------   ---------------    ---------------
              Net cash provided by financing activities                           (679,013)        7,049,166          7,095,913
                                                                          -----------------  ---------------    ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                (5,427,705)           (1,313)         3,715,725

CASH AND CASH EQUIVALENTS, beginning of year                                     9,151,835         9,153,148          5,437,423
                                                                          ----------------   ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of year                                    $      3,724,130   $     9,151,835    $     9,153,148
                                                                          ================   ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Non-cash investing and financing activities:
     Beneficial conversion charge attributable to Series C Redeemable
       Convertible Preferred Stock (Note 11)                              $      7,500,000   $        -         $        -
                                                                          ================   ===============    ===============
     Conversion of Series B Redeemable Convertible Preferred Stock into

       common stock (Note 10)                                             $      2,566,084   $     2,417,402    $        -
                                                                          ================   ===============    ===============
     Issuance of warrants in connection with Series B Redeemable
       Convertible Preferred Stock                                        $             -    $           -      $       348,457
                                                                          ================   ===============    ===============
   Cash paid for:
     Interest                                                             $         31,749   $       212,859    $        49,601
                                                                          ================   ===============    ===============
     Income taxes                                                         $         33,838   $        47,675    $        29,479
                                                                          ================   ===============    ===============

The accompanying notes are an integral part of these consolidated statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


1.   ORGANIZATION AND BUSINESS
     -------------------------

Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, "Andrea") has been engaged in the electronic communications industry since its inception. Andrea is presently focused on the development, manufacture and marketing of its Andrea Anti-Noise family of electronic headsets and handsets with noise canceling and noise reducing properties. Noise cancellation enhances voice-activated computing, computerized speech recognition, and computer and Internet telephony. In addition, Andrea is currently developing and marketing a new line of digital signal processing ("DSP") products to further its role in technology enhanced communications, and in May 1998, acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of DSP, noise cancellation microphone solutions (Note 4). Prior to Andrea's entry into the voice-activated computing market in the 1990s, its primary business was selling intercom systems for military and industrial use. Andrea continues to manufacture these systems and is seeking to apply its knowledge of the military and industrial markets to develop applications of its Andrea Anti-Noise technologies for these markets.

As of December 31, 2001, Andrea had working capital of $5,630,915 and cash and cash equivalents of $3,724,130. During 2001, Andrea's operating activities used approximately $4,544,799 of cash. Andrea plans to improve its cash flows during 2002, primarily through performance of its current licensing arrangements (see
Note 12). Management believes that with this plan to improve its cash flows, existing cash and cash equivalents, and cash flows from licensing arrangements (Note 12), there will be sufficient liquidity to continue operating and meet its current obligations until at least the end of the first quarter of 2003.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Principles of Consolidation
---------------------------

The financial statements include the accounts of Andrea and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk
----------------------------

Andrea is a manufacturer of audio communications equipment for several industries. Andrea primarily generates sales from its noise canceling and active noise canceling products as well as through sales to the federal government. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 37% of total accounts receivable at December 31, 2000, and approximately 22%, 44% and 49% of the total sales for 2001, 2000 and 1999, respectively. Deferred revenues relating to a licensing agreement were significant to one customer, accounting for 48% of total accounts receivable at December 31, 2001. Sales to the federal government and related subcontractors aggregated approximately 33% and 25% of total accounts receivable at December 31, 2001 and 2000, respectively, and approximately 17%, 18% and 23% of the total sales for 2001, 2000 and 1999, respectively.

Inventories
-----------

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

Property and Equipment
----------------------

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

   Leasehold improvements        shorter of lease term or estimated useful life
   Machinery and equipment       3 - 7 years

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001



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

Intangible Assets
-----------------

Patents and trademarks associated with Andrea's proprietary technology are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 17 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. Patents and trademarks approximated $500,000 and $1,286,000, net of accumulated amortization of approximately $44,000 and $181,000, at December 31, 2001 and 2000, respectively, and are included in other assets on the accompanying consolidated balance sheets. Goodwill and other intangible assets associated with Andrea's acquisition (Note 4) are carried at cost less accumulated amortization, which is calculated on a straight-line basis over 7-15 years.

Long-Lived Assets
-----------------

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets). Andrea's policy is to periodically review the value assigned to its enterprise level goodwill and other intangible assets, resulting from its acquisition of Lamar (Note 4) to determine if it has been permanently impaired by adverse conditions which may affect Andrea or Lamar. If Andrea identifies a permanent impairment such that the carrying amount of Andrea `s enterprise level goodwill or other intangible assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset(s) will be established. This new cost basis will be net of any recorded impairment. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and, accordingly, actual results could vary significantly from such estimates. As of December 31, 2001, management believes that no impairment exists for any of its long-lived assets.

Revenue Recognition
-------------------

Revenue is recognized upon shipment and acceptance of goods. Andrea reports its sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Barter Transactions
-------------------

Andrea records barter transactions at the estimated fair market value of the services received. Deferred charges relating to a barter transaction approximated $273,000 and $670,000 as of December 31, 2001 and 2000, respectively, after giving effect to the restructuring charge (Note 3), and are included in other assets. The deferred charges are being amortized over the lesser of the period of benefit or the program period, not to exceed five years. Andrea did not engage in any barter transactions during 2001, 2000 or 1999.

Income Taxes
------------

Andrea accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from Andrea's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

The provision for income taxes is based upon income, if any, after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes result when Andrea recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes (Note 14).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001



Stock-Based Compensation
------------------------

Andrea complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" while providing the required pro forma disclosures as if the fair value method had been applied (Note 16).

Research and Development
------------------------

Andrea expenses all research and development costs as incurred.

Advertising Expenses
--------------------

In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", Andrea charges all media costs of newspaper and magazine advertisements as well as trade show costs to the consolidated statements of operations when advertisements are run and trade shows are attended. Prepaid advertising at December 31, 2001 and 2000, which primarily represents costs for media services purchased but not yet incurred, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Total advertising and marketing expenses for the years ended December 31, 2001, 2000 and 1999 approximated $400,000, $500,000 and $500,000, respectively.

Fair Value of Financial Instruments
-----------------------------------

Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2001 and 2000, the carrying value of all financial instruments approximated fair value.

Comprehensive Income
--------------------

Andrea follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. Andrea's operations did not give rise to items includible in comprehensive loss which were not already included in net loss. Accordingly, Andrea's comprehensive loss is the same as its net loss for all periods presented.

Derivative Instruments
----------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 is effective for all fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. While Andrea operates in international markets, it does so presently without the use of derivative instruments or engagement in hedging activities and, accordingly, the adoption of this standard by Andrea in the first quarter of 2001 did not have a material effect on its consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




Recently Issued Accounting Pronouncements
-----------------------------------------

Goodwill and Other Intangible Assets
------------------------------------

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

Andrea has adopted this standard effective January 1, 2002, and, accordingly, those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives will no longer be amortized. Other intangible assets, which do not have indefinite lives (such as core technology -
Note 4), will continue to be amortized. Andrea has made a preliminary assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. No adjustment was deemed necessary, although the intangible asset "Workforce in Place" will be reclassified as goodwill pursuant to SFAS No. 142. In accordance with the SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment. Based upon the results of Andrea `s transitional impairment testing, there will be no material impact on the combined financial results related to Andrea `s intangible assets or purchased goodwill. Amortization of goodwill and other intangible assets, relating to the assets that will no longer be amortized, was approximately $1,128,186 for the year ended December 31, 2001.

Long-Lived Assets
-----------------

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. Andrea is currently evaluating the impact of the adoption of SFAS No. 144, which Andrea expects will not be material.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




3.  RESTRUCTURING
--  -------------

During the fourth quarter of fiscal 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge is recorded as accrued restructuring charges or as a reduction of assets, as applicable. Andrea expects to settle all of its remaining obligations related to the restructuring by the end of fiscal 2002. Following is a summary of the charges recorded in the consolidated statement of earnings for fiscal 2001:



                                                                                                 Operating
                                                          Net Sales          Cost of Sales        Expenses            Total
                                                          ---------          -------------        --------            -----

     Inventory                                        $       -            $    2,573,339 (b) $       -         $    2,573,339
     Trademarks and fixed assets                              -                   -                1,114,190(c)      1,114,190
     Anticipated sales returns                               337,499 (a)          -                   -                337,499
     Reduction of deferred barter costs                       -                   -                  276,477(c)        276,477
     Support services and facility closures                   -                   -                  162,225(c)        162,225
                                                      --------------       -------------      ----------------- --------------
              Total                                   $      337,499       $    2,573,339     $    1,552,892    $    4,463,730
                                                      ==============       ==============     ==============    ==============

(a) Represents estimated sales returns activity related to exiting this specific customer channel.

(b) Represents the historical cost of inventory to be written-off, which we do not expect to sell as a result of exiting this activity.

(c) Represents costs associated with exiting certain agreements, as well as impairment charges associated with abandoning related assets as a result of exiting this activity and its supporting activities and its supporting activities.

4.   ACQUISITION OF BUSINESS
     -----------------------

On May 5, 1998, Andrea acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by Andrea for the Acquisition was approximately 1,800,000 shares of restricted common stock, $1,000,000 in cash and $2,000,000 in notes payable. The cash was recorded at stated value. Both the notes payable and the shares issued were discounted to reflect the appropriate value of the consideration paid taking into account the underlying restrictions, arriving at the values of $1,615,000 and $23,129,532, respectively. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing; an additional one-third became transferable on the second anniversary; and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by Andrea, the last note payment was made by Andrea during 2001. The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The purchase, for aggregate consideration of $27.6 million, including costs associated with the acquisition of Lamar of $1.4 million, resulted in intangible assets of $27.3 million. The goodwill and other intangibles, together with their respective useful lives, consist of the following:



                                                    Net Value at             Net Value at
                                                 December 31, 2001          December 31, 2000       Estimated Useful Life
                                                 -----------------          -----------------       ---------------------
     Goodwill                                   $       12,317,843        $       13,403,836             15 years
     Other Intangible Assets:
       Core Technology                          $        8,326,586        $        9,060,694             15 years
       Workforce in Place                                  141,030                   183,223              7 years
                                                ------------------        ------------------
     Total Other Intangible Assets              $        8,467,616        $        9,243,917
                                                ==================        ==================

As described in Note 2, Andrea has adopted the provisions of SFAS No. 141 and 142 effective January 1, 2002. Consequently, the intangible asset "Workforce in Place" will be reclassified as goodwill, which will no longer amortize, while the intangible asset "Core Technology" will continue to amortize.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001





5.   NET LOSS PER SHARE
     ------------------

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

The following chart provides a reconciliation of information used in calculating the per share amounts:



                                                                                 For the Year Ending December 31,
                                                                                 --------------------------------
                                                                             2001              2000             1999
                                                                             ----              ----             ----

   Numerator:
      Net loss                                                          $  (13,630,109)  $   (9,574,352)   $   (7,176,993)
       Less: Non-cash charge attributable to preferred stock                (7,500,000)          -                 -
            beneficial conversion feature
            Preferred stock dividends                                         (564,604)        (351,209)         (195,843)
                                                                       ---------------- ----------------  ----------------
         Net loss applicable to common shareholders                     $  (21,694,713)  $   (9,925,561)   $   (7,372,836)
                                                                        ==============   ==============    ==============

   Denominator:
      Weighted-average common shares outstanding - Basic and Diluted        15,190,834       13,748,945        13,229,559
                                                                       ===============  ===============   ===============

   Net loss per share - Basic and Diluted                               $       (1.43)   $        (.72)    $        (.56)
                                                                        ==============   =============     =============

6.   INVENTORIES, net
     ----------------

Inventories, net, consists of the following:

                                                                                            December 31,
                                                                                            ------------
                                                                                      2001               2000
                                                                                      ----               ----
         Raw materials                                                          $      2,000,375   $      2,476,886
         Work-in-process                                                                 130,167            842,267
         Finished goods                                                                1,845,720          3,447,896
                                                                                ----------------   ----------------
                                                                                       3,976,262          6,767,049

         Less: reserve for obsolescence                                                 (586,533)          (482,011)
                                                                                ----------------   ----------------
                                                                                $      3,389,729   $      6,285,038
                                                                                ================   ================

7.   PROPERTY AND EQUIPMENT, net
     ---------------------------

Property and equipment, net, consists of the following:

                                                                                         December 31,
                                                                                         ------------
                                                                                      2001              2000
                                                                                      ----              ----

          Leasehold improvements                                                 $      79,485    $      79,485
          Machinery and equipment                                                    4,303,596        4,377,987
                                                                                 -------------    -------------
                                                                                     4,383,081        4,457,472

          Less:  accumulated depreciation and amortization                          (3,571,689)      (3,063,712)
                                                                                 --------------   -------------
                                                                                 $     811,392    $   1,393,760
                                                                                 =============    =============

Depreciation and amortization of property and equipment was $741,443, $906,719 and $723,705 for the three years ended December 31, 2001, 2000 and 1999, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




8.   OTHER CURRENT LIABILITIES
     -------------------------

Other current liabilities consists of the following:

                                                                                       December 31,
                                                                                       ------------
                                                                                    2001              2000
                                                                                    ----              ----

        Accrued professional, and other service fees                          $   1,164,067     $     857,495
        Accrued interest and dividend expense                                       721,607           393,015
        Deferred revenue - current portion (Note 12)                                258,221            -
        Accrued other                                                               175,401            92,578
                                                                              -------------     -------------
                                                                              $   2,319,296     $   1,343,088
                                                                              =============     =============

9.   LONG-TERM DEBT
     --------------

Long-term debt consists of the following:

                                                                                       December 31,
                                                                                       ------------
                                                                                    2001              2000
                                                                                    ----              ----

        Notes payable to sellers, net (a)                                      $     -           $    484,997
        Bank note (b)                                                               196,421           386,916
                                                                              -------------     -------------
                                                                                    196,421           871,913

        Less: Current portion                                                      (158,802)         (676,046)
                                                                              --------------    -------------
                                                                               $     37,619      $    195,867
                                                                               ============      ============

(a) As part of the aggregate purchase price of the Acquisition (Note 4), Andrea issued $2,000,000 in non-interest bearing promissory notes (the "Promissory Notes") to the former shareholders of Lamar, which has been fully paid as of December 31, 2001.

(b) In connection with the Acquisition (Note 4), Andrea assumed the outstanding obligations of Lamar which, at December 31, 2001, includes Israeli government-guaranteed loans in the amount of $196,421, bearing interest at 8.7% per annum. These loans are part of a $1,000,000 government-guaranteed credit facility approved for Lamar, which is subject to the implementation of an investment program in accordance with Israeli law. The approval associated with the investment program requires certain conditions to be met, as defined. In the event Lamar fails to meet the conditions, immediate repayment may be required. At December 31, 2001, Andrea `s management believes that Lamar was in compliance with those conditions.

Scheduled maturities of long-term debt are as follows:

     2002                                                                    $        158,802
     2003                                                                              21,092
     2004                                                                              16,527
                                                                             ----------------
                   Total                                                     $        196,421
                                                                             ================

10.  SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
     -----------------------------------------------

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), and a warrant covering 75,000 shares of Andrea `s common stock. Each of the 750 shares of Series B Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into common stock (par value $0.50 per share) at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the common stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




The Series B Preferred Stock becomes convertible into Andrea `s common stock according to a vesting schedule, with 12.5% of the shares having become convertible on October 17, 1999, 12.5% of the shares having become convertible on November 17, 1999, 12.5% of the shares having become convertible on December 17, 1999, and an additional 12.5% becoming convertible at the end of next five succeeding 30-day periods. The vesting schedule will lapse for conversions occurring at the Maximum Conversion Price and upon the occurrence of certain extraordinary events, as defined. As of December 31, 2001, Andrea has 6,925,632 shares of its common stock reserved for issuance upon conversion of the shares of the Series B Preferred Stock.

Upon the announcement of a major transaction, as defined in Andrea's certificate of incorporation, the investors have the right to require Andrea to redeem all or a portion of the investor's Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on Andrea's control over such events, the investor may have the right to require Andrea to i) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement, or ii) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined.

Andrea is actively seeking to obtain additional capital and funding which, if successful, could involve the triggering of the redemption rights. If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a waiver from the holders of the Series B Preferred Stock. If the Series B Preferred Stock holders do not consent to such a waiver, Andrea's efforts to obtain additional funding and capital will be materially adversely affected and its ability to continue its current operations will be materially adversely affected.

For the year ending December 31, 2001, the following number of shares of Series B Preferred Stock, together with related accrued dividends, were converted:



                                            Number of Series B           Conversion         Number of Common
               Date of Conversion       Preferred Stock Converted           Price                Shares
            -----------------------    ---------------------------    ----------------    -------------------
             January 11, 2001                        100                     $1.875               566,824
             January 18, 2001                         52                     $1.875               294,961
             August 16, 2001                          65                     $ .985               717,029
             November 2, 2001                         34                     $ .510               730,082
                                                     ---                                        ---------
                     Total                           251                                        2,308,896
                                                     ===                                        =========

The original value of the warrants upon issuance was $348,457. As of December 31, 2001, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrants of $68,991. Due to the redemption features discussed above, the Series B Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet. Subsequent to December 31, 2001, 40 and 37 shares of the Series B Preferred Stock, together with related accrued dividends, were converted into 747,657 and 805,075, respectively, shares of common stock (Note 19).

11.  SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
     -----------------------------------------------

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date for the first nine months. The conversion price will be reset every six months thereafter to the lesser of the then existing conversion price and the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock (October 10, 2002), the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




the 15 consecutive trading days immediately preceding such two year date and
(iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The current conversion price is $0.765. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea's Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. As of Andrea has 10,8910,411 shares of its common reserved for issuance upon conversion of the shares of the Series C Preferred Stock. Andrea has the right to require the conversion of the Series C Preferred Stock after one year upon the satisfaction of certain conditions. During the 18-month period beginning on October 10, 2000, the investors may exercise an option to purchase up to an additional $2,500,000 million of Andrea's Series C Preferred Stock, subject to the closing bid price of Andrea's Common Stock being no less than $7.0565 as of the date of such exercise. These additional Preferred Shares would be identical in all material respects to those purchased at Initial Issuance and, consequently, a contingent beneficial conversion feature exists which may result in the Investor obtaining a conversion price for such additional Preferred Shares which, at the time of the exercise of the option, could be less than the market price of the Common Stock at such date. In accordance with the provisions of Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", Andrea may be required to record, at the time of exercise for such additional Preferred Shares, a charge to accumulated deficit as a result of this beneficial conversion right.

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

The original value of the deal costs upon issuance was $175,000. As of December 31, 2001, the Series C Preferred Stock is recorded net of the unaccreted present value of the deal costs of $135,989. Due to the redemption features discussed above, the Series C Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

Upon the announcement of a major transaction or upon certain triggering events, as defined, the investor has the right to require Andrea to redeem all or a portion of the investor's Series C Preferred Shares at a redemption price equal to the greater of (i) 120% of the Liquidation Value, as defined, or (ii) the product of the applicable conversion rate in effect on the date of the major transaction or the triggering event and the closing bid price of Common Stock of Andrea on the trading day immediately preceding the major transaction or triggering event or the closing bid price of Andrea's Common Stock on the date the holder's delivery to Andrea of notice. In addition, if Andrea is unable to effect such redemption (i) interest will accumulate on the value of the Series C Preferred Shares that Andrea is unable to redeem at the rate of 2% per month and
(ii) the holders of the Series C Preferred Stock are entitled to void their redemption notices and receive a reset of their applicable conversion price.

On March 25, 2002, Andrea announced that a triggering event had occurred and that as a result of the trigger, the investor had the right to require Andrea to redeem all of the Series C Preferred Shares. The investor has agreed, in a Waiver Agreement, to waive its right to receive the aggregate Triggering Event Redemption Price (as defined in a Certificate of Amendment) (together with any interest and related cash payments or penalties thereon) the investor was otherwise entitled to as a result of the existing triggering event until April 7, 2007. In addition, the investor agreed to waive, until April 7, 2007, its right to receive the aggregate Triggering Event Redemption Price, as defined, (together with any interest and related cash payments or penalties thereon) with respect to (1) any future Triggering Event relating to additional registration failures, provided that the existing registration statements remain effective and available to the investor for the number of shares currently covered by such registration statements (less any future sales made pursuant to such registration statements), and (2) any future Triggering Event relating to the delisting of Andrea's common stock, provided that the Common Stock is thereafter authorized for trading on the OTC BB. In addition, the investor agreed to waive, until April 1, 2007, Andrea's obligation to register any additional shares and Andrea's obligation to make certain cash payments, if any, for its failure to register any additional shares. Finally, the investor acknowledged that no Maturity Date Redemption Price (as defined) is due on October 10, 2002. The investor's waivers described above shall be null and void immediately, however, upon the earlier of April 7, 2007, if such Triggering Event Redemption Price is not paid on April 7, 2007, the first date on which Andrea fails to comply in any material respect with

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001



the terms of the Waiver Agreement, and related agreements entered into between Andrea and the investor (the "Agreements"), and the first date on which Andrea is insolvent.

As consideration for the Waiver, Andrea agreed to grant the investor a security interest in all of Andrea's assets; however, the investor agreed to have its lien on the Andrea's assets subordinated to (1) any lien granted in the future to a non-affiliated third party in connection with a strategic transaction with a financing component, provided that such third-party lien relates only to the amount of the financing component of such transactions, and (2) any lien granted in the future to a bank or other similar institution pursuant to any asset based financing transaction. In addition, the investor agreed to release its lien in connection with any sale of any assets subject to investor's lien, provided the investor receives a lien on the proceeds of the sale. The investor acknowledged that its lien in any portion of Andrea's intellectual property is effectively subordinate to the interest of any current or future licensee of such intellectual property, as any interest the investor may have in such intellectual property cannot be greater than Andrea's interest therein.

Given that the waiver granted by the investor does not cover all triggering events set forth in the Certificate of Amendment and that the waiver will be null and void in the event Andrea fails to comply in any material respect with the terms of the Agreements, among other things, there is a risk that the investor could declare a triggering event that would trigger the redemption rights.

If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a new waiver from the holders of the Series C Preferred Stock. If the Series C Preferred Stock holders do not consent to such a waiver, Andrea's efforts to obtain additional funding and capital will be materially adversely affected and its ability to continue its current operations will be materially adversely affected.

12.  LICENSING AGREEMENT
     -------------------

In December 2001 and March 2002 we entered into two agreements with Analog Devices, Inc to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea Electronics' high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under our agreements with Analog Devices, they are obligated to pay us a total of $5 million in license fees during calendar 2002. Through March 2002, and in accordance with our agreements, we have received $1 million of these license fees. The license agreement executed in December 2001, as amended, was for $1 million of the aforementioned license fees, and is recorded as an account receivable and deferred revenue ($258,221 of which is classified as current and $741,779 classified as long-term) in the accompanying consolidated balance sheets. All license revenues will be recognized on a straight-line basis over their respective three-year periods.

13.  RETIREMENT PLAN
     ---------------

Andrea has a defined contribution profit sharing plan that is qualified under
Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea's contributions, which serve to match a portion of participant contributions, were $0, $67,118 and $153,360 for the years ended December 31, 2001, 2000 and 1999, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




14.  INCOME TAXES
     ------------

Income tax provision (benefit) consists of the following:



                                                                                              Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                       2001              2000              1999
                                                                                       ----              ----              ----

      Federal:
          Current                                                                 $       -        $        -        $       -
          Deferred                                                                    (3,258,874)      (2,940,564)       (2,447,011)

       State and Local:
          Current                                                                         -                -                 -
          Deferred                                                                      (479,246)        (432,436)         (359,855)
          Adjustment to valuation allowance related to net deferred tax assets         3,738,120        3,373,000         2,806,866
                                                                                  --------------   --------------    --------------


                                                                                  $       -        $       -         $       -
                                                                                  ==============   ==============    ==============

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before income taxes is as follows:



                                                                                               Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                         2001              2000             1999
                                                                                         ----              ----             ----
       Tax provision at statutory rate                                                    34%              34%               34%
       State and local taxes                                                               5%               5%                5%
       Change in valuation allowance for net deferred tax assets                         (39%)            (39%)             (39%)
                                                                                  -----------      -----------       -----------
                                                                                          -                -                 -
                                                                                  ============     ============      ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at December 31, 2001 and 2000, are as follows:

                                                                                      2001              2000
                                                                                      ----              ----

       Long-term deferred tax assets:
         Reserve for accrued expenses and trade credit                            $       866,000  $       490,000
         Allowance for doubtful accounts                                                   69,000           73,000
         Reserve for Restructuring Charges                                                303,000               --
         Reserve for obsolescence                                                         229,000          188,000
         NOL carryforward                                                              15,937,000       12,386,000
                                                                                  ---------------  ---------------
                                                                                       17,404,000       13,137,000

       Less: valuation allowance                                                      (15,597,385)     (11,330,385)
                                                                                  ---------------  ---------------
           Deferred tax asset, net                                                $     1,806,615  $     1,806,615
                                                                                  ===============  ===============

As of December 31, 2001, Andrea had net operating loss and credit carryforwards of approximately $43,000,000 expiring in varying amounts beginning in 2006 through 2021. The determination that the net deferred tax asset of $1,806,615 at December 31, 2001 and 2000 is realizable, is based on Andrea's expectations of future earnings. Included in the remaining fully reserved deferred tax asset of approximately $15.6 million, is approximately $4.9 million related to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statement of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized.

15.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Leases

Andrea's corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




square feet and expires in June 2008. Rent expense under this operating lease was approximately $562,000, $540,000 and $507,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

       2002                                     $        778,306
       2003                                              776,487
       2004                                              769,311
       2005                                              683,832
       2006                                              711,185
       Thereafter                                        339,190
                                                ----------------
                              Total             $      4,058,311
                                                ================

Employment Agreements
---------------------

         Andrea has entered into employment agreements with the officers and Chairman of the Company. During 2002, Andrea will be negotiating terms to employment contracts that expire at the end of 2002 and in the first half of 2003. The future minimum cash commitments under these agreements are as follows:

                                 Number of             Aggregate Annual
             Fiscal Year        Individuals                 Amount
             -----------        -----------                 ------


               2002                  3                       $525,000
               2003                  3                        116,000

Legal Proceedings
-----------------

Andrea is presently engaged in a lawsuit filed in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT") and its subsidiary NCT Hearing Products, Inc. NCT alleges that we: engaged in unfair competition by misrepresenting the scope our patents, specifically, U.S. Pat. Nos. 5,732,143, 5,825,897 and 6,061,456 thereby tortuously interfering with prospective contractual rights between NCT and its existing and potential customers; made false and disparaging statements about NCT and its products; and falsely advertised Andrea's ANR products. The complaint requests a declaration that these patents are invalid and unenforceable and that NCT's products do not infringe upon these patents and seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees.

Andrea has filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Our counterclaims, as amended, allege that NCT has willfully infringed the above mentioned patents, and that NCT has engaged in trademark infringement, false designation of origin, and unfair competition. The counterclaims seek injunctive relief with respect to the allegations of patent infringement, trademark infringement, false designation of origin and unfair competition. Andrea is also seeking exemplary and punitive damages, prejudgment interest on all damages, costs, reasonable attorneys' fees and expenses.

During the third quarter of 2001, the court held a "Markman Hearing" to determine the meaning of the claims in the three Andrea patents. Andrea is unable to anticipate when the Court will issue a decision on this question. If this suit is ultimately resolved in favor of NCT, Andrea could be materially adversely affected. Andrea believes, however, that NCT's allegations are without merit and intend to vigorously defend itself and to assert against NCT the claims described above. This litigation has been dormant from its inception until the present time.

In addition to the litigation noted above, Andrea is from time to time subject to routine litigation incidental to its business. While it is not feasible to predict or determine the final outcome of the claims against Andrea, management believes that the results of the above noted litigation and other pending legal proceedings will not have a material adverse effect on Andrea `s financial condition, results of operations or liquidity.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




16.  STOCK PLANS
     -----------

In 1991, the Board of Directors of Andrea (the "Board") adopted the 1991 Performance Equity Plan ("1991 Plan"), which was approved by the shareholders. The 1991 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 4,000,000 shares of Andrea's common stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant.

In 1998, the Board adopted the 1998 Stock Option Plan ("1998 Plan"), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 4,375,000 shares of Andrea's common stock to be acquired by the holders of those awards. Similar to the 1991 Plan, the awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.

During the year ended December 31, 2001, Andrea awarded 75,000 shares of restricted stock under the 1991 Plan, with a weighted average fair market value at the date of grant of $1.82 per share. These restricted shares vest one year from the date of grant. Compensation expense related to these awards was $104,971 for the year ended December 31, 2001.

Andrea accounts for stock-based awards granted to employees and directors under APB Opinion No. 25, under which no compensation cost has been recognized for stock options granted at market value (Note 2). Had compensation cost for these stock options been determined consistent with SFAS No. 123, Andrea's net loss and net loss per share would have been as follows:



                                                                                    Year Ended December 31,
                                                                     ------------------ ----------------- ----------------
                                                                           2001               2000             1999
                                                                           ----               ----             ----

     Net loss attributable to common shareholders:   As Reported      $(21,694,713)      $   (9,925,561)   $   (7,372,836)
                                                     Pro Forma          (22,592,192)        (11,954,665)       (11,338,178)

     Basic and diluted net loss per share:           As Reported      $       (1.43)     $         (.72)   $          (.56)
                                                     Pro Forma                (1.49)               (.87)              (.86)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Option activity during 2001, 2000 and 1999 is summarized as follows:


                                                                          Year Ended December 31,
                                              ---------------------------------------------------------------------------------
                                                        2001                         2000                        1999
                                              ------------------------      -----------------------     -----------------------
                                                              Weighted                     Weighted                    Weighted
                                                              Average                      Average                     Average
                                                              Exercise                     Exercise                    Exercise
                                                Shares         Price          Shares        Price         Shares        Price
                                              ---------       --------      ---------     ---------     ---------     ---------

Outstanding at beginning of period            4,964,875        7.57         4,300,000       8.04        3,082,500        9.06
   Granted                                      622,000        1.27         1,233,000       6.27        1,345,000        5.42
   Exercised                                    (27,500)       0.68          (283,125)      5.82          (32,500)       5.67
   Forfeited                                   (578,375)       7.97          (225,625)     12.01          (65,000)      10.93
   Cancelled                                   (767,875)      11.37           (59,375)      9.92          (30,000)       9.52
                                               ---------                    ---------                   ---------

Outstanding at end of period                  4,213,125        6.36         4,964,875       7.57        4,300,000        8.04
                                              =========                     =========                   =========

Exercisable at end of period                  2,381,375        7.70         2,157,250       7.85        1,439,750        7.34
                                              =========                     =========                   =========
Weighted-average fair value of options
   granted                                                    $1.13                        $4.39                        $4.14
                                                              =====                        =====                        =====


The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                                     2001                2000               1999
                                                     ----                ----               ----

           Expected life in years                       3                  5                   6
           Risk-free interest rates                  4.16%              6.19%               5.92%
           Volatility                                 153%                83%                 77%
           Dividend yield                               0%                 0%                  0%

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




The following table summarizes information about stock options outstanding at December 31, 2001:



                                                      Options Outstanding                           Options Exercisable
                                      ----------------------------------------------------    -----------------------------
                                                            Weighted-          Weighted-                        Weighted-
                                                             Average            Average                          Average
                                            Number          Remaining          Exercise         Number           Exercise
    Range of Exercise Prices             Outstanding      Contractual Life       Price        Exercisable         Price
    ------------------------             -----------      ----------------       -----        -----------         -----


     $  0.68    to  $  1.01                   320,000           6.35           $   0.69           120,000      $    0.68
        1.02    to     1.53                     2,000           9.52           $   1.51           -            $      -
        1.54    to     2.32                   385,000           9.23           $   1.77           -            $      -
        2.33    to     3.49                    10,000           8.93           $   3.30             2,500      $    3.30
        3.50    to     5.25                    15,000           4.58           $   5.00            15,000      $    5.00
        5.26    to     7.89                 2,583,500           7.12           $   5.98         1,346,250      $    5.83
        7.90    to    11.84                   457,625           6.52           $   8.87           457,625      $    8.87
       11.85    to    17.78                   440,000           6.36           $  14.26           440,000      $   14.26
                                      ---------------  -------------           --------     -------------      ---------
     $  0.68    to  $ 17.78                 4,213,125           7.10           $   6.36         2,381,375      $    7.70
                                      ===============  =============           ========     =============      =========


ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




17.  SEGMENT INFORMATION
     -------------------

Andrea follows the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on Andrea's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products,
(ii) Aircraft Communication Products, and (iii) Andrea DSP Microphone and Software Products. Our Andrea Anti-Noise Products include our noise cancellation and active noise cancellation computer headset products and related computer peripheral products. Our Andrea DSP Microphone and Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology
(DSDA), Andrea Direction Finding and Tracking Array microphone technology
(DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. For the year ended December 31, 2001, our Andrea Anti-Noise Products segment reflects the inclusion of restructuring charges of approximately $4.5 million (Note 3). The following represents selected consolidated financial information for Andrea's segments for the years ended December 31, 2001, 2000 and 1999:




                                                                     Aircraft         Andrea DSP Microphone
                                                Andrea Anti-       Communication          and Software
       Segment Data                            Noise Products         Products             Products              Total 2001
       ------------                            --------------         --------             --------              ----------

    Net sales                               $     4,318,579       $    4,916,616       $      686,181          $     9,921,376
    Income (loss) from operations                (6,905,641)           1,572,596           (8,460,539)             (13,793,584)
    Depreciation                                    399,739              127,051              214,653                  741,443


                                                                     Aircraft         Andrea DSP Microphone
                                                Andrea Anti-       Communication          and Software
       Segment Data                            Noise Products         Products             Products              Total 2000
       ------------                            --------------         --------             --------              ----------


    Net sales                                $   11,974,410        $   2,923,031       $      670,223          $    15,567,664
    Income (loss) from operations                   636,060            (426,947)           (9,988,239)              (9,779,126)
    Depreciation                                    409,541              193,197              275,426                  878,164



                                                                     Aircraft         Andrea DSP Microphone
                                                Andrea Anti-       Communication          and Software
       Segment Data                            Noise Products         Products             Products              Total 1999
       ------------                            --------------         --------             --------              ----------

    Net sales                                $   13,310,138        $   3,802,349       $       -               $    17,112,487
    Income (loss) from operations                 1,312,588              591,502           (9,054,825)              (7,150,735)
    Depreciation                                    274,058              123,503              486,165                  883,726

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only, and Andrea has not restated any other prior period information, as it would be impracticable. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2001, 2000 and 1999, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:




                     Geographic Data                     2001               2000                1999
                     ---------------                     ----               ----                ----

        Sales:
             United States                          $     8,198,267    $    10,877,234    $    11,187,773
             Europe                                         486,063          1,788,065          3,803,160
             Other foreign                                1,237,046          2,902,365          2,121,554
                                                   ----------------   ----------------   ----------------
                                                    $     9,921,376    $    15,567,664    $    17,112,487
                                                    ===============    ===============    ===============
        Accounts receivable:
             United States                          $     1,994,022    $     2,055,056    $     1,975,971
             Europe                                          11,735            754,155            529,052
             Other foreign                                   88,389            694,502            265,680
                                                   ----------------   ----------------   ----------------
                                                    $     2,094,146    $     3,503,713    $     2,770,703
                                                    ===============    ===============    ===============


18.  QUARTERLY RESULTS (UNAUDITED)
     -----------------------------

The following table sets forth unaudited financial data for each of Andrea's last eight fiscal quarters:


                                     Year Ended December 31, 2001                      Year Ended December 31, 2000
                           -------------------------------------------------  ------------------------------------------------
                              First      Second       Third       Fourth         First      Second       Third      Fourth
                             Quarter     Quarter     Quarter     Quarter        Quarter     Quarter     Quarter     Quarter
                             -------     -------     -------     -------        -------     -------     -------     -------

  Income Statement Data:
    Sales - Operating      $2,615,639  $2,617,929  $2,937,199   $2,088,108    $3,201,484  $3,181,268  $5,318,936  $3,865,976
    Sales
    Reserve-Restructuring      -           -           -          (337,499)       -           -           -           -
    (1)

    Net Sales               2,615,639   2,617,929   2,937,199    1,750,609     3,201,484   3,181,268   5,318,936   3,865,976
    Cost of
    Sales-Operating          1,919,354   1,872,758   2,105,848   1,503,645     2,399,175   2,366,353   3,772,311   2,741,810
    Cost of
    Sales-Restructuring             -      -           -         2,573,339        -           -           -           -
    (1)

    Total Cost of Sales      1,919,354   1,872,758   2,105,848   4,076,984     2,399,175   2,366,353   3,772,311   2,741,810
    Gross Profit               696,285     745,171     831,351  (2,326,375)      802,309     814,915   1,546,625   1,124,166
    Restructuring
    Charges, not
    included above (1)         -           -           -         1,552,892        -           -           -           -
    Loss from Operations   (2,615,958) (2,444,968) (2,060,117)  (6,672,541)   (2,489,467) (2,527,636) (2,092,278) (2,669,745)

    Net Loss               (2,546,487) (2,367,680) (2,069,151)  (6,646,791)   (2,484,621) (2,476,013) (2,045,438) (2,568,280)
    Preferred Stock
    Dividends                 146,285     143,613     140,755      133,951        91,377      60,410      60,577     138,845
    Non-Cash Charge
    Attributable to
    Beneficial
    Conversion Feature          -           -       7,500,000       -              -           -           -           -
    (2)

    Net Loss
    Attributable to

    Common Shareholders    (2,692,772) (2,511,293) (9,709,906)  (6,780,742)   (2,575,998) (2,536,423) (2,106,015) (2,707,125)
    Basic and Diluted
    Loss per Share              (0.18)      (0.17)      (0.64)       (0.42)        (0.19)      (0.18)      (0.15)      (0.19)


ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001




(1) Restructuring Charges (Note 3) - The net loss applicable to Common Shareholders reflects the impact of restructuring charges associated with exiting a specific PC headset customer type, or channel, within the Anti-Noise Product business segment as follows:

         Sales returns              $  337
         Cost of sales              $2,573
         Restructuring charges      $1,553
                                    ------
                  Total             $4,463
                                    ======

(2) Non-cash charge attributable to beneficial conversion feature - The net loss applicable to Common Shareholders reflects the intrinsic value of the realization, during the third quarter of 2001, of a contingent beneficial conversion feature related to the Company's Series C Redeemable Convertible Preferred Stock.

19.  SUBSEQUENT EVENT - CONVERSION OF SERIES B REDEEMABLE SECURITIES
     ---------------------------------------------------------------

Subsequent to December 31, 2001, 77 shares of Series B Redeemable Convertible Preferred Stock (Note 10), with aggregate net book value of $749,149, were converted into 1,552,732 shares of common stock at an average conversion price of $0.55 per share.

INDEX TO FINANCIAL STATEMENT SCHEDULE




Report of Independent Public Accountants on Schedule                  S - 1

Schedule II - Valuation and Qualifying Accounts                       S - 2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Andrea Electronics Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Andrea Electronics Corporation and subsidiaries included in this filing and have issued our report thereon dated March 28, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                /s/ ARTHUR ANDERSEN LLP




Melville, New York
March 28, 2002

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS




                                                               Charged to         Charged to
                                            Balance at         Costs and           Other                           Balance at
                 2001                       January 1           Expenses           Accounts       Deductions       December 31
                 ----                       ---------           --------           --------       ----------       -----------
Allowance for doubtful accounts             $    186,121       $        -        $       -         $  9,829        $    176,292
                                            ============       ==========        =========         ========        ============

Accrued restructuring charges               $       -         $    499,724       $       -         $      -        $    499,724
                                            ============      ============       =========         ========        ============

                 2000
                 ----

Allowance for doubtful accounts             $    202,521       $   -             $  -              $ 16,400        $    186,121
                                            ============       ==========        =========         ========        ============

                 1999
                 ----

Allowance for doubtful accounts             $    202,521       $   -             $  -              $ -             $    202,521
                                            ============       ==========        =========         ========        ============


                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANDREA ELECTRONICS CORPORATION

                              By:  /s/ Christopher P. Sauvigne
                                   ----------------------------
                                   Name:   Christopher P. Sauvigne
Date: March 28, 2002               Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.




/s/ Douglas J.  Andrea                   Chairman of the Board and Director     March 28, 2002
----------------------
Douglas J.  Andrea

/s/ Christopher P. Sauvigne              President and Chief Executive          March 28, 2002
----------------------------
Christopher P. Sauvigne                  Officer and Director

/s/ Richard A.  Maue                     Executive Vice President, Chief        March 28, 2002
--------------------
Richard A.  Maue                         Financial and Chief Accounting
                                         Officer

/s/ John R. Croteau                      Director                               March 28, 2002
-------------------
John R. Croteau

/s/ James M. Griffin                     Director                               March 28, 2002
--------------------
James M. Griffin

/s/ Gary A.  Jones                       Director                               March 28, 2002
------------------
Gary A.  Jones

/s/ Scott Koondel                        Director                               March 28, 2002
-----------------
Scott Koondel

/s/ Jack Lahav                           Director                               March 28, 2002
--------------
Jack Lahav

/s/ John Larkin                          Director                               March 28, 2002
---------------
John Larkin

/s/ Louis Libin                          Director                               March 28, 2002
---------------
Louis Libin