Form 10-K/A
period 2001-12-31
ANDREA ELECTRONICS CORP
filed 2002-04-29
CIK 6494

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________

                          Commission file number 1-4324

                         ANDREA ELECTRONICS CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                                              11-0482020
---------------------------------------------------------------     -------------------------------------------------
  (State or other jurisdiction of incorporation or organization)          (I.R.S.  employer identification no.)

           45 Melville Park Road, Melville, New York                                       11747
         --------------------------------------------               --------------------------------------------------
           (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:                                 631-719-1800
                                                                           ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                                     Name of each exchange on which registered
-------------------------------------------                         --------------------------------------------------
    Common Stock, par value $.50 per share                                        American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:    None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of April 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,437,445 (based on the closing sale price on the American Stock Exchange).

     The number of shares outstanding of the registrant's Common Stock as of April 25, 2002, was 18,161,700.

                        EXHIBIT INDEX APPEARS IN ITEM 14

                                TABLE OF CONTENTS

                                    PART III

                                                                        PAGE
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              3

ITEM 11. DIRECTORS FEES AND EXECUTIVE COMPENSATION                       5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                  9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS            11

SIGNATURES                                                               12

                                    PART III

Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of Andrea Electronics Corporation for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, is hereby amended and restated in its entirety as follows.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Bylaws provide for a Board of Directors consisting of between three and ten members, as determined by resolution of the Board of Directors. The Directors include the President and Chief Executive Officer of the Company.

Information on the Directors of the Company follows (all Directors serve for a one-year term):

INFORMATION ABOUT DIRECTORS

Douglas J. Andrea, age 39, has been the Chairman of the Board of Directors since November of 2001 and a Director of the Company since 1991. He was Co-Chairman and Co-Chief Executive Officer from November 1998 until November 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Christopher P. Sauvigne, age 42, has been President and Chief Executive Officer of the Company since November 2001 and a Director since June 2000. He was President and Chief Operating Officer of the Company from November 1998 until November 2001. From 1982 until joining the Company in November 1998, Mr. Sauvigne was employed by Arthur Andersen LLP, where he served in various capacities, the last of which was as Partner.

John R. Croteau, age 41, has been a Director of the Company since March 2002. Mr. Croteau, Director, Computer Products and Services at Analog Devices, Inc., is currently responsible for Analog Devices' DSP and System Product businesses in PCs and peripherals. Mr. Croteau, having 19 years of semiconductor and technology marketing and business management experience, built a franchise in PC Audio at Analog Devices, servicing substantially all PC OEMs, including Intel, Dell, Compaq, Hewlett Packard, IBM, Sony, Fujitsu, FSC and NEC, among others. Since joining Analog Devices in 1983, Mr. Croteau held a variety of strategic marketing and planning positions, specializing in bringing new technologies and products to market.

James M. Griffin, age 55, has been a Director of the Company since February 2002. Mr. Griffin has been a private investor since 1994. Prior to that time, Mr. Griffin held financial management positions at Estee Lauder Inc., where he was Executive Vice President and Chief Operating Officer of Lauder Investments, Inc., and earlier, Vice President and Treasurer of Estee Lauder, Inc. Mr. Griffin also serves as a director of Vail Banks, Inc., a bank holding company; at Overseas Military Sales Corp., a privately held company that sells U.S.-made automobiles to Armed Forces personnel located outside the United States; and as Chairman of the Board at Southern Holdings, Inc., one of the largest privately-held metal and plastic recyclers in the United States. Mr. Griffin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Gary A. Jones, age 56, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

Scott Koondel, age 38, has been a Director of the Company since April 1995. He has been the Eastern Manager, Off-Network Television, Paramount Pictures, a subsidiary of Viacom International since June 1993, and was the National Sales Manager for WPIX-TV, a division of Tribune Broadcasting, from June 1990 to June 1993.

Jack Lahav, age 54, has been a Director of the Company since November 1998. He co-founded Lamar Signal Processing Ltd., a subsidiary of the Company that was acquired in May 1998. Since August 1996, he has been the President of Advanced Technology Inc., a manufacturer of robotic routing equipment used in manufacturing printed circuit boards for advanced semiconductors, and from 1990 to 1996, was a Director of Vocaltec Communications Ltd., an Israeli Internet telephony software company. In 1980, he founded Remarkable Products, Inc., a direct mail company, and served as its President until the company was acquired in 1993.

Louis Libin, age 43, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union (the ITU) in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers (IEEE), and is a member of the National Society of Professional Engineers.

John R. Larkin, age 58, has been a Director of the Company since June 1999. He has been a Managing Director of Shields/Alliance, a division of Alliance Capital Management LP, a global asset management company, since 1994. He joined Shields Asset Management Inc., the predecessor of Shields/Alliance, in 1986 and held various positions at that company, the last of which was Managing Director, until that company was sold by Xerox Corporation to Alliance Capital Management in 1994. Prior to 1986, Mr. Larkin was a Principal of Smilen & Safian Inc., a New York-based economic consulting firm, and a Director and Member of the Investment Committee of the Sector Investment Fund, a publicly held mutual fund. Mr. Larkin has over 25 years experience in the investment management community in both investment and marketing capacities.

INFORMATION ABOUT EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Richard A. Maue, age 32, has been the Company's Chief Financial Officer and Corporate Secretary since November 1999. Mr. Maue joined the Company in April 1997 and served as Vice President, Controller, Treasurer and Corporate Secretary until November 1999. From 1992 until joining the Company in April 1997, Mr. Maue was employed in the audit and business advisory division at Arthur Andersen LLP.

The executive officers of the Company are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 2001, the Company's directors and officers met all applicable SEC filing requirements, except that the following reports by the following individuals were not filed on a timely basis due to administrative error: one report on Form 4 containing one transaction for each of Christopher P. Sauvigne and Douglas J. Andrea.

ITEM 11. DIRECTOR FEES AND EXECUTIVE COMPENSATION

                                  DIRECTOR FEES
                                  -------------

During 2001, directors who are not officers or employees of the Company were each paid $1,000 for physical attendance at each meeting of the Board.

                             EXECUTIVE COMPENSATION
                             ----------------------

The following table sets forth information for the last three fiscal years relating to compensation earned by the office of the Chief Executive and the other most highly compensated executive officers who received salary and bonuses over $100,000 during the year ended December 31, 2001.

                                                                                         RESTRICTED
                                                                                           STOCK              STOCK
         NAME AND PRINCIPAL                                             BONUS ($)          AWARD ($)         OPTIONS
              POSITION                         YEAR        SALARY ($)      (1)               (2)              (#)
    --------------------------------------------------------------------------------------------------------------------
    Christopher P. Sauvigne, President
    and Chief Executive Officer and
    former Chief Operating Officer (3)         2001         243,723             -             45,500               -
                                               2000         211,718       150,000                  -         125,000
                                               1999         208,409       150,000                  -         125,000


    Douglas J. Andrea, Chairman of the
    Board and former Co-Chairman and Co-
    Chief Executive Officer (3)                2001         241,724             -             45,500               -
                                               2000         206,350       150,000                  -         125,000
                                               1999         208,505       150,000                  -         150,000


    Richard A. Maue, Executive Vice
    President, Chief Financial Officer
    and Corporate Secretary                    2001         154,134             -                  -          15,000
                                               2000         145,528        25,000                  -          70,000
                                               1999          93,815        27,115                  -          25,000


    John N. Andrea, former Co-Chairman
    and Co-Chief Executive Officer (3)         2001         267,030       100,000             45,500         200,000
                                               2000         207,410       150,000                  -         125,000
                                               1999         208,505       150,000                  -         150,000



(1)  Total bonuses received by each of Christopher P. Sauvigne, Douglas
     J. Andrea, Richard A. Maue and John N. Andrea represented bonuses paid pursuant to their respective employment agreements. See "Employment Agreements and Change in Control Arrangements." Bonus payments for 1999 and 2000 have been restated to reflect amounts earned for each respective period.

(2) For 2001, includes 25,000 shares of restricted stock granted to each of Christopher P. Sauvigne, Douglas J. Andrea and John N. Andrea which vest on March 19, 2002. Based on the closing price of $0.85 on December 31, 2001, the market values of the unvested shares of restricted stock held by each of Christopher P. Sauvigne, Douglas J. Andrea and John N. Andrea was $21,250. See "Employment Agreements and Change in Control Arrangements".

(3) Effective November 2001, Douglas J. Andrea and John N. Andrea relinquished their duties as Co-Chairman and Co-Chief Executive Officers of the Company, and Douglas J. Andrea became sole Chairman of the Board of Andrea Electronics Corporation. Also effective November 2001, John N. Andrea resigned as a Director and officer of the Company, and Christopher P. Sauvigne was named President and Chief Executive Officer. See "Employment Agreements and Change in Control Arrangements".

The following table summarizes, for each of the named executive officers, the number of shares covered by options granted during 2001, the percent of total options granted to employees of the Company in 2001, the exercise price of such options, the expiration date, and the potential realizable value of such options assuming appreciation rates of 5% and 10% per year through the expiration date of such options. No other executive officers were granted options during 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                             Potential Realizable
                                                                                                               Value at Assumed
                                                                                                               Annual rates of
                                                                                                                  Stock Price
                                                                                                               Appreciation for
                                                                 Individual Grants                                Option Term
                         ----------------------------------------------------------------------------------- -----------------------
                                              Number of            Percentage of
                                              securities           total options
                                              underlying             granted to     Exercise
                           Date of          options granted        employees in       price     Expiration
          Name              grant                (#)                 fisal year     ($/share)       Date           5% (1)    10% (1)
------------------------------------------------------------------------------------------------------------ -----------------------
John N. Andrea (2)       11/15/01              200,000              32.2%            $0.70       11/15/11      $ 88,045   $ 223,124


Richard A. Maue (3)       3/19/01               15,000               2.4%            $1.78        3/19/11      $ 16,791   $  42,553

(1) The dollar gains under these columns result from calculations required by the Securities and Exchange Commission's rules and are not intended to forecast future price appreciation of the Company's common stock. Options have value only if the stock price increases above the exercise price shown in the table during the effective option period. In order for the executive to realize the potential values set forth in the 5% and 10% columns in the table, the price per share of the Company's common stock as of the expiration date of the options for John N. Andrea would be approximately $1.14 per share and $1.82 per share, respectively, and for Richard A. Maue would be approximately $2.90 per share and $4.62 per share, respectively.

(2) Of the shares covered by this option grant, 50% can be purchased after January 1, 2002; and the remaining 50% can be purchased after January 1, 2003.

(3) Of the shares covered by this option grant, none can be purchased during the first year following the grant; 25% can be purchased after the first anniversary of the grant; an additional 25% can be purchased after the second anniversary of the grant; and the remaining 50% can be purchased after the third anniversary of the grant.

     The following table summarizes, for each of the named executive officers, the number of shares acquired and value realized upon exercise of options during fiscal 2001 and the aggregate dollar value of in-the-money, unexercised options at December 31, 2001. None of the named executive officers exercised or held any SARs during the year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                          Number of Securities                  Value of
                                                              Underlying                   Unexercisable In-
                                                          Unexercised Options             the-Money Options
                                Shares                    at Fiscal Year End -           at Fiscal Year End -
                               Acquired      Value           Exercisable/                    Exercisable/
          Name               on Exercise    Realized         Unexercisable                 Unexercisable (1)
-----------------------------------------------------------------------------------------------------------------
Christopher P. Sauvigne              -      $      -        343,750 / 156,250  (2)               $ - / $ -

Douglas J. Andrea               15,000      $ 12,975        626,250 / 168,750  (2)          $ 21,000 / $ -

Richard A. Maue                      -      $      -         127,500 / 80,000  (2)               $ - / $ -

John N. Andrea                       -      $      -        506,250 / 368,750  (3)               $ - / $ 30,000

(1) Values were based on a closing trade price for Andrea's Common Stock on December 31, 2001 of $0.85 per share.

(2) Of the shares covered by each option granted, none can be purchased during the first year following the grant; 25% can be purchased after the first anniversary of the grant; an additional 25% can be purchased after the second anniversary of the grant; and the remaining 50% can be purchased after the third anniversary of the grant.

(3) For 675,000 shares covered by these options granted, none can be purchased during the first year following the grant; 25% can be purchased after the first anniversary of the grant; an additional 25% can be purchased after the second anniversary of the grant; and the remaining 50% can be purchased after the third anniversary of the grant. For 200,000 shares covered by these options granted, 50% can be purchased after January 1, 2002, and the remaining 50% can be purchased on or after January 1, 2003.

            EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

The Company entered into three-year employment agreements that commenced on March 26, 2000 with John N. Andrea and Douglas J. Andrea, each as Co-Chairman and Co-Chief Executive Officers of the Company. Under these agreements, the total annual cash compensation for each of John N. Andrea and Douglas J. Andrea was $350,000. Each agreement also provided for potential long-term incentive compensation in the form of cash or equity-based awards. During the first quarter of 2001, both Douglas J. Andrea and John N. Andrea agreed to a $50,000 reduction in cash compensation in exchange for 25,000 shares of restricted stock of the Company. Effective November 2001, Mr. John N. Andrea and Mr. Douglas J. Andrea relinquished their duties as Co-Chairman and Co-Chief Executive Officers of the Company, and Mr. Douglas J.

Andrea became sole Chairman of the Board of Andrea Electronics Corporation. During the third quarter of 2001, and in connection with his new position at the Company, Mr. Douglas J. Andrea agreed to modify his existing employment agreement, reducing his annualized cash compensation from $300,000 to $100,000 for the remainder of 2001. In addition, during the first quarter of 2002, Mr. Douglas J. Andrea agreed to receive an annual base salary of $175,000 for the duration of his employment agreement, plus the potential ability to receive additional short-term incentive compensation in the form of a cash bonus based on the achievement of specific financial performance goals. Certain other rights and provisions within Mr. Douglas J. Andrea's existing employment agreement have either been waived or are pending final negotiation. Both the Company and Mr. Douglas J. Andrea anticipate a successful negotiation during the first half of 2002. Mr. John N. Andrea entered into a separate agreement with the Company that replaced his previous employment agreement with Company. Mr. John N. Andrea is no longer an executive officer or Director of the Company.

The Company entered into an employment agreement with Christopher P. Sauvigne, as President and Chief Operating Officer of the Company, which commenced on November 20, 1998 and expires on December 31, 2002. Under this agreement, the total annual cash compensation for Mr. Sauvigne is $350,000. This agreement also provides for long-term incentive compensation in the form of cash or equity-based awards. During the first quarter of 2001, Mr. Sauvigne agreed to a $50,000 reduction in total cash compensation in exchange for 25,000 shares of restricted stock of the Company. Effective November 2001, Mr. Sauvigne became President and Chief Executive Officer of the Company. During the third quarter of 2001, and in connection with his new position at the Company, Mr. Sauvigne agreed to reduce his total annualized cash compensation to $100,000 for the remainder of 2001. In addition, during the first quarter of 2002, Mr. Sauvigne agreed to receive an annual base salary of $175,000 for the duration of his current employment agreement, plus the potential ability to receive additional short-term incentive compensation in the form of a cash bonus based on the achievement of specific financial performance goals. Certain other rights and provisions within Mr. Sauvigne's existing employment agreement have either been waived or are pending final negotiation. Both the Company and Mr. Sauvigne anticipate a successful negotiation during the first half of 2002.

The Company entered into a two-year employment agreement that commenced on March 26, 2000 with Richard A. Maue, as Senior Vice President and Chief Financial Officer of the Company. The agreement provided an annual base salary of not less than $150,000 per annum, plus additional short-term incentive compensation in the form of annual cash bonuses, based on the achievement of performance goals and which was not to be less than $25,000 per annum, and long-term incentive compensation in the form of cash or equity-based awards. Effective November 2001, Mr. Maue became an Executive Vice President of the Company. In addition, during the first quarter of 2002, Mr. Maue agreed to waive his 2001 minimum bonus payment in exchange for 37,500 stock options. Mr. Maue and the Company agreed to a 90-day renewal (beginning on March 26, 2002) of his current employment contract, during which time both the Company and Mr. Maue anticipate a successful negotiation of a new employment agreement for his position as Executive Vice President and Chief Financial Officer of the Company.

Under each of the aforementioned agreements (with the exception of the agreement between Mr. John N. Andrea and the Company), on the occurrence of a Change in Control (as defined), the Company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a sum equal to the greater of (A) the payments due for the remaining term of the agreement or (B) the product of three multiplied by (ii) the Executive's average annual total compensation for the five (in the case of Douglas J. Andrea and Christopher P. Sauvigne) and three (in the case of Richard
A. Maue) preceding taxable years. In
addition, under each of the aforementioned employment agreements, on the occurrence of a Change in Control, all restrictions on any restricted stock then held by Executive will lapse immediately, incentive stock options and stock appreciation rights then held will become immediately exercisable, and any performance shares or units then held will vest immediately in full, and the Executive will be entitled to receive benefits due him under or contributed by the Company on his behalf pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Company on his behalf to the extent such benefits are not otherwise paid to him under a separate provision of the agreement. If, during the term of the agreement, the Company terminates Executive's employment other than for Cause (as defined), or Executive resigns for Good Reason (as defined), the Company shall pay to him the product of (A) a sum equal to (i) the amount of the remaining salary payments that he would have earned if he continued his employment with the Company during the remaining unexpired term of his employment agreement at his base salary at the date of termination, (ii) the highest amount of bonus and any other compensation paid to the executive, in any year, during the term of his employment agreement times the remaining number of years of the agreement and any fraction thereof and (iii) an amount equal to the highest amount of annual contributions that were made on Executive' behalf, in any year, to any employee benefit plans of the Company during the term of the agreement, multiplied by (B) the remaining number of years of the agreement and any fraction thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 26, 2002 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. The total number of shares of Common Stock outstanding on April 26, 2002 was 18,161,700.

                                            AMOUNT AND
                                            NATURE OF
           NAME OF BENEFICIAL               BENEFICIAL            PERCENT OF
                 OWNER                      OWNERSHIP (1)            CLASS

     Douglas J. Andrea                           1,201,088  (2)     6.3%
     Christopher P. Sauvigne                       860,000  (3)     4.6%
     Richard A. Maue                               229,500  (4)     1.2%
     John R. Croteau                                     -  (5)     *
     James M. Griffin                                5,000  (6)     *
     Gary A. Jones                                  62,000  (7)     *
     Scott Koondel                                  52,500  (8)     *
     Jack Lahav                                     10,000  (9)     *
     John R. Larkin                                 40,500  (10)    *
     Louis Libin                                         -  (5)     *

     Directors and Executive Officers as
     a group (10 persons)                        2,460,588  (11)    12.2%

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

(2) Includes (i) 106,088 shares owned directly by Douglas J. Andrea , Mr. Andrea's spouse and Mr. Andrea's daughter, (ii) 945,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof, and (iii) 150,000 shares representing a Company stock grant. Does not include 100,000 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(3) Includes (i) 40,000 shares owned directly by Christopher P. Sauvigne (ii) 15,000 shares owned by Mr. Sauvigne's spouse, (iii) 5,000 shares owned by Mr. Sauvigne's minor children, (iv) 650,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof, and (v) 150,000 shares representing a Company stock grant. Does not include 100,000 shares issuable upon the exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(4) Includes (i) 2,000 shares owned directly by Richard A. Maue and Mr. Maue's spouse and (ii) 227,500 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 92,500 shares issuable upon the exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(5) Does not include 35,000 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(6) Includes 5,000 shares owned directly by James M. Griffin. Does not include 35,000 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(7) Includes (i) 2,000 shares owned directly by Gary A. Jones, and (ii) 60,000 shares issuable upon the exercise of options that are currently exercisable and exercisable within 60 days from the date hereof. Does not include 10,000 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(8) Includes 52,500 shares issuable upon the exercise of options that are currently exercisable and exercisable within 60 days from the date hereof. Does not include 102,500 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(9) Does not include 10,000 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(10) Includes (i) 23,000 shares owned directly by John R. Larkin and (ii) 17,500 shares issuable upon the exercise of options that are currently exercisable and exercisable within 60 days from the date hereof. Does not include 87,500 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(11) Includes the shares directly owned and the shares issuable upon the exercise of the options, which are currently exercisable and exercisable within 60 days from the date hereof, discussed in notes (2) through (10) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANDREA ELECTRONICS CORPORATION
                              By:  /s/ Christopher P. Sauvigne
                                   ---------------------------------------------
                                   Name:  Christopher P. Sauvigne
Date: April 29, 2002               Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Douglas J. Andrea            Chairman of the Board and Director     April 29, 2002
----------------------
Douglas J.  Andrea

/s/ Christopher P. Sauvigne      President and Chief Executive          April 29, 2002
----------------------------     Officer and Director
Christopher P. Sauvigne

/s/ Richard A. Maue              Executive Vice President, Chief        April 29, 2002
--------------------             Financial and Chief Accounting
Richard A.  Maue                 Officer


/s/ John R. Croteau              Director                               April 29, 2002
-------------------
John R. Croteau

/s/ James M. Griffin             Director                               April 29, 2002
--------------------
James M. Griffin

/s/ Gary A. Jones                Director                               April 29, 2002
------------------
Gary A.  Jones

/s/ Scott Koondel                Director                               April 29, 2002
-----------------
Scott Koondel

/s/ Jack Lahav                   Director                               April 29, 2002
--------------
Jack Lahav

/s/ John Larkin                  Director                               April 29, 2002
---------------
John Larkin

/s/ Louis Libin                  Director                               April 29, 2002
---------------
Louis Libin