Form 10-Q
period 2002-03-31
ANDREA ELECTRONICS CORP
filed 2002-05-15
CIK 6494

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________

                          Commission file number 1-4324

                                   --------

                         ANDREA ELECTRONICS CORPORATION
                      -------------------------------------

             (Exact name of registrant as specified in its charter)

                     New York                           11-0482020
        --------------------------------    ------------------------------------
         (State or other jurisdiction of    (I.R.S. employer identification no.)
        incorporation or organization)

    45 Melville Park Road, Melville, New York                   11747
    -------------------------------------------             -------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:         631-719-1800
                                                         ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2002, there are 18,199,200 common shares outstanding

ITEM 1.       FINANCIAL STATEMENTS

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,      December 31,
                                                                                         2002             2001
                                                                                      (unaudited)       (audited)
                                                                                    ---------------   --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $   3,400,096    $    3,724,130
  Accounts receivable, net of allowance for doubtful accounts of $141,348 and
  $176,292                                                                               4,924,505         2,094,146
  Inventories                                                                            3,249,075         3,389,729
  Prepaid expenses and other current assets                                                585,222           547,892
                                                                                     --------------   --------------
    Total current assets                                                                12,158,898         9,755,897

PROPERTY AND EQUIPMENT, net                                                                736,720           811,392
DEFERRED INCOME TAXES                                                                    1,806,615         1,806,615
GOODWILL                                                                                12,458,872        12,317,843
OTHER INTANGIBLE ASSETS                                                                  8,143,060         8,467,616
OTHER ASSETS                                                                               899,082           860,296
                                                                                     --------------   --------------
    Total assets                                                                     $  36,203,247    $   34,019,659
                                                                                     ==============   ==============
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                             $   1,015,488    $    1,147,160
  Current portion of long-term debt                                                        116,799           158,802
  Accrued Restructuring Charges                                                            437,121           499,724
  Deferred Revenue                                                                       1,666,680           258,221
  Other current liabilities                                                              2,179,822         2,061,075
                                                                                     --------------   --------------
    Total current liabilities                                                            5,415,910         4,124,982

LONG-TERM DEBT                                                                              31,902            37,619
DEFERRED REVENUE                                                                         3,325,101           741,779
OTHER LIABILITIES                                                                           39,826            41,5O9
                                                                                     --------------   --------------
    Total liabilities                                                                    8,812,739         4,945,889
                                                                                     --------------   --------------
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par
  value; authorized: 1,000 shares, issued and outstanding: 172 and 249 shares,
  respectively; liquidation value: $1,720,000 and $2,490,000, respectively               1,674,681         2,421,009
                                                                                     --------------   --------------
SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par
  value; authorized: 1,500 shares, issued and outstanding: 750 shares; liquidation
  value: $7,5O0,OOO                                                                      7,370,812         7,364,011
                                                                                     --------------   --------------
SHAREHOLDERS' EQUITY:

  Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and
    outstanding                                                                                  -                 -
  Common stock. $.50 par value; authorized: 70,000,000 shares; issued and
    outstanding: 18,199,200 and 16,308,968 shares, respectively                          9,099,600         8,154,484
  Additional paid-in capital                                                            55,869,297        55,754,228
  Deferred stock compensation                                                             (194,660)          (52,334)
  Accumulated deficit                                                                  (46,429,222)      (44,567,628)
                                                                                     --------------   --------------
      Total shareholders' equity                                                        18,345,O15        19,288,750
                                                                                     --------------   --------------
      Total liabilities and shareholders' equity                                     $  36,203,247    $   34,019,659
                                                                                     ==============   ==============

                 See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                       For the Three Months Ended
                                                                                 March 31,
                                                                    --------------------------------
                                                                         2002             2001
                                                                    --------------    --------------

NET SALES                                                            $ 1,799,291       $ 2,615,639

COST OF SALES                                                          1,165,793         1,919,354
                                                                    --------------    --------------
         Gross profit                                                    633,498           696,285

RESEARCH AND DEVELOPMENT EXPENSES                                        905,822           998,900

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES                           1,498,865         2,313,343
                                                                    --------------    --------------
         Loss from operations                                         (1,771,189)       (2,615,958)
                                                                    --------------    --------------
OTHER INCOME (EXPENSE):

    Interest income                                                       28,888            88,723
    Interest expense                                                     (10,128)          (15,003)
    Other                                                                 14,937            (4,249)
                                                                    --------------    --------------
                                                                          33,697            69,471
                                                                    --------------    --------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                (1,737,492)       (2,546,487)

PROVISION FOR INCOME TAXES                                                  -                 -
                                                                    --------------    --------------
         Net loss                                                    $(1,737,492)      $(2,546,487)
                                                                    ==============    ==============
PREFERRED STOCK DIVIDENDS                                                124,102           146,285

         Net loss attributable to common shareholders                $(1,861,594)      $(2,692,772)
                                                                    ==============    ==============

PER SHARE INFORMATION:

Net Loss Per Share - Basic and Diluted                               $      (.11)      $      (.18)
                                                                    ==============    ==============

Shares used in computing net loss per share - Basic and Diluted       17,250,869        14,624,788
                                                                    ==============    ==============

                 See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    For the Three Months Ended March 31, 2002

                                  (UNAUDITED)

                                                                         Additional   Deferred                          Total
                                                Shares       Common       Paid-In       Stock        Accumulated     Shareholders'
                                              Outstanding     Stock       Capital    Compensation      Deficit         Equity
                                            ------------ ------------ -------------  ------------  ---------------  --------------
BALANCE, December 31, 2001                   16,308,968   $8,154,484   $55,754,228    $ (52,334)    $(44,567,628)    $19,288,750
  Conversions of Series B Redeemable
  Convertible Preferred Stock, net of
   related costs                              1,552,732      776,366        54,319         -                -            830,685
Preferred stock dividends                          -            -             -            -            (124,102)       (124,102)
Employee Stock Grant, net of related
 current year amortization                      337,500      168,750        60,750     (173,540)            -             55,960
Amortization of deferred stock
 compensation                                      -            -             -          31,214             -             31,214
Net loss                                           -            -             -            -          (1,737,492)     (1,737,492)
                                            ------------ ------------ -------------  ------------  ---------------  --------------
BALANCE, March 31, 2002                      18,199,200   $9,099,600   $55,869,297    $(194,660)    $(46,429,222)    $18,345,015
                                            ============ ============ =============  ============  ===============  ==============

                 See Notes to Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $(1,737,492)   $(2,546,487)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Non-cash stock compensation expense                         87,174           -
        Depreciation and amortization                              534,977        927,126
        (Increase) Decrease in:
          Accounts receivable, net                              (2,830,359)     1,669,796
          Inventories                                              140,654       (245,939)
          Prepaid expenses and other current assets               (159,544)      (438,242)
          Other assets                                            (105,123)      (194,317)
        Increase (Decrease) in:
          Trade accounts payable                                  (131,672)      (729,387)
          Accrued Restructuring Charges                            (62,603)          -
          Deferred Revenue                                       3,991,781           -
          Other current and long-term liabilities                   84,120       (226,508)
                                                              -------------  ------------
            Net cash used in operating activities                 (188,087)    (1,783,958)
                                                              -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                        (88,227)       (22,869)
                                                              -------------  ------------
            Net cash used in investing activities                  (88,227)       (22,869)
                                                              -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt obligations                                      (47,720)          -
                                                              -------------  ------------
            Net cash used in financing activities                  (47,720)          -
                                                              -------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (324,034)    (1,806,827)
                                                              =============  ============

CASH AND CASH EQUIVALENTS, beginning of period                   3,724,130      9,151,835
                                                              -------------  ------------

CASH AND CASH EQUIVALENTS, end of period                       $ 3,400,096    $ 7,345,008
                                                              ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Non-cash investing and financing activities:

  Conversion of Series B Redeemable Convertible
     Preferred Stock and related accrued dividends into
     common stock                                              $   830,685    $ 1,548,153
                                                              =============  ============
  Stock grant to employees                                     $   229,500    $     -
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

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea's annual report on Form 10-K for the year ended December 31, 2001.

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

         The following chart provides a reconciliation of information used in calculating the per share amounts:

                                                      For the Three Months Ended
                                                                March 31,
                                                     ------------------------------
                                                          2002             2001
                                                     ------------      ------------
Numerator:
  Net loss                                           $ (1,737,492)     $ (2,546,487)
  Preferred stock dividends                               124,102          146,285
                                                     ------------      ------------

    Net loss attributable to common shareholders     $ (1,861,594)     $ (2,692,772)
                                                     ============      ============

Denominator:
  Weighted-average common shares outstanding -
  Basic and Diluted *                                  17,250,869        14,624,788
                                                     ============      ============

Net loss per share - Basic and Diluted
                                                     $       (.11)     $       (.18)
                                                     ============      ============

* The effect of dilutive securities (stock options, Redeemable Convertible Preferred Stock and warrants) have not been included herein as their inclusion would be anti-dilutive.

3. Comprehensive Income - Andrea follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the three months ended March 31, 2002 and 2001,

         Andrea's operations did not give rise to items includible in comprehensive loss, which were not already included in net loss. Accordingly, Andrea's comprehensive loss is the same as its net loss for all periods presented.

4. Derivative Instruments - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 was effective for Andrea on January 1, 2001, and requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While Andrea operates in international markets, it does so presently without the use of derivative instruments.

5. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea has adopted this standard effective January 1, 2002, and accordingly, those intangible assets that continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Other intangible assets, which do not have indefinite lives (such as core technology - Note 10), continue to be amortized. Andrea has made an assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. No adjustment was deemed necessary, although the intangible asset "Workforce in Place" is reclassified as goodwill pursuant to FAS 142. In accordance with the FAS 142, intangible assets, including purchased goodwill, is evaluated periodically for impairment. Based upon the results of Andrea's impairment testing, there was no material impact on the combined financial results related to Andrea's intangible assets or purchased goodwill for the period ending March 31, 2002. Amortization of goodwill and other intangible assets, relating to the assets that are no longer amortized, would have been approximately $282,047 for the first quarter ended March 31, 2001. The following table presents pro forma net loss and net loss per share data restated to include the retroactive impact of the adoption of FAS 142:

                                                                Three Months Ended
                                                                     March 31,
                                                        ---------------------------------
                                                              2002              2001
                                                        ---------------   ---------------

Reported Net Loss attributable to common shareholders     $ (1,861,594)     $ (2,692,772)
Add back: Goodwill Amortization                                      -           282,047
                                                          ------------      ------------
Adjusted Net Loss                                         $ (1,861,594)     $ (2,410,725)
                                                          ============      ============

Net Loss Per Share - Basic and Diluted                    $       (.11)     $       (.18)
Goodwill Amortization                                                -               .02
                                                          ------------      ------------
Pro Forma Net Loss Per Common Shareholder                 $       (.11)     $       (.16)
                                                          ============      ============

Weighted-average common shares outstanding - Basic
and Diluted                                                 17,250,869        14,624,788
                                                          ============      ============

6. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001. The impact of adopting this standard was not material to the financial statements.

7. Restructuring Accrual - During the fourth quarter of fiscal 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge was recorded as accrued restructuring charges or as a reduction of assets, as applicable. During the first quarter of fiscal 2002, we made payments of $62,603, which reduced the restructuring liability that had been established during the fourth quarter of fiscal 2001. Currently, Andrea expects to settle all of its remaining obligations related to the restructuring by the end of fiscal 2002. As of March 31, 2002, there were no material revisions to the plan, exit costs, or the anticipated timing of our plan's execution.

8. Series B Redeemable Convertible Preferred Stock - On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), and a warrant covering 75,000 shares of Andrea's Common Stock. Each of the 750 shares of Series B Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

         All of the Series B Preferred Stock is currently convertible into Andrea's Common Stock, and Andrea has reserved 5,372,900 shares of Common Stock for issuance upon conversion.

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

         In the three-month period ending March 31, 2002, the following number of shares of Series B Preferred Stock, together with related accrued dividends, were converted:

                      Number of Series                         Number of
    Date of             B Preferred         Conversion          Common
   Conversion         Stock Converted         Price              Shares
----------------      ---------------       ----------         ---------
January 11, 2002            40                 $0.59             747,657
March  15, 2002             37                 $0.51             805,075


Total                       77                                 1,552,732
                            ==                                 =========

         The original value of the warrants upon issuance was $348,457. As of March 31, 2002, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrants of $45,319. Due to the redemption features described above, the Series B Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheets.

9. Series C Redeemable Convertible Preferred Stock - On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date, for the first nine months. The conversion price is reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The current conversion price is $0.765. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea's Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. Andrea has reserved 10,890,411 shares of Common Stock for issuance upon conversion of the shares of the Series C Preferred Stock. Andrea has the right to require the conversion of the Series C Preferred Stock after one year upon the satisfaction of certain conditions.

         In accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", in the third quarter of 2001, Andrea recorded a one time non-cash charge of $7,500,000 to accumulated deficit. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represents the maximum charge under this standard and, accordingly, there will be no additional charges to equity at later reset dates.

         The original value of the deal costs upon issuance was $175,000. As of March 31, 2001, the Series C Preferred Stock is recorded net of the unaccreted present value of the deal costs of $129,188. Due to the redemption features discussed above, the Series C Preferred Stock is presented outside of stockholders' equity in the accompanying consolidated balance sheet.

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

         On March 15, 2002, Andrea announced that a triggering event had occurred and that as a result of the trigger, the investor had the right to require Andrea to redeem all of the Series C Preferred Shares. The investor has agreed, in a Waiver Agreement, to waive its right to receive the aggregate Triggering Event Redemption Price (as defined in a Certificate of Amendment) (together with any interest and related cash payments or penalties thereon) the investor was otherwise entitled to as a result of the existing triggering event until April 7, 2007. In addition, the investor agreed to waive, until April 7, 2007, its right to receive the aggregate Triggering Event Redemption Price, as defined, (together with any interest and related cash payments or penalties thereon) with respect to (1) any future Triggering Event relating to additional registration failures, provided that the existing registration statements remain effective and available to the investor for the number of shares covered by such registration statements as of the date of the waiver (less any future sales made pursuant to such registration statements), and (2) any future Triggering Event relating to the delisting of Andrea's common stock, provided that the Common Stock is thereafter authorized for trading on the OTC Bulletin Board. In addition, the investor agreed to waive, until April 1, 2007, Andrea's obligation to register any additional shares and Andrea's obligation to make certain cash payments, if any, for its failure to register any additional shares. Finally, the investor acknowledged that no Maturity Date Redemption Price (as defined) is due on October 10, 2002. The investor's waivers described above shall be null and void immediately, however, upon the earlier of April 7, 2007, if such Triggering Event Redemption Price is not paid on April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the Waiver Agreement, and related agreements entered into between Andrea and the investor (the "Agreements"), and the first date on which Andrea is insolvent.

         As consideration for the Waiver, Andrea agreed to grant the investor a security interest in all of Andrea's assets; however, the investor agreed to have its lien on Andrea's assets subordinated to (1) any lien granted in the future to a non-affiliated third party in connection with a strategic transaction with a financing component, provided that such third-party lien relates only to the amount of the financing component of such transactions, and (2) any lien granted in the future to a bank or other similar institution pursuant to any asset-based financing transaction. In addition, the investor agreed to release its lien in connection with any sale of any assets subject to investor's lien, provided the investor receives a lien on the proceeds of the sale. The investor acknowledged that its lien in any portion of Andrea's intellectual property is effectively subordinate to the interest of any current or future licensee of such intellectual property, as any interest the investor may have in such intellectual property cannot be greater than Andrea's interest therein.

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

10. Acquisition Of Business - On May 5, 1998, Andrea acquired all of the outstanding shares of capital stock of Lamar (the "Acquisition"). The consideration paid by Andrea for the Acquisition was approximately 1,800,000 shares of restricted common stock, $1,000,000 in cash and $2,000,000 in notes payable. The cash was recorded at stated value. Both the notes payable and the shares issued were discounted to reflect the appropriate value of the consideration paid taking into account the underlying restrictions, arriving at values of

         $1,615,000 and $23,129,532, respectively. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing; an additional one-third became transferable on the second anniversary; and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by Andrea, $1,500,000, $500,000 and $500,000 was paid during 1998, 1999 and 2000, respectively, and the remaining $500,000 was paid on the thirty-six month anniversary of the closing (May 5, 2001). The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The purchase, for total aggregate consideration of $27.6 million, including costs associated with the acquisition of Lamar of $1.4 million, resulted in intangible assets of $27.3 million. The goodwill and other intangibles, together with their respective useful lives consist of the following as of March 31, 2002:

                                        Net Value at             Estimated
                                       March 31, 2002           Useful Life
                                     -----------------         -------------

Goodwill                                 $  12,458,872             N/A
                                         =============

Other Intangible Assets -
       Core Technology                   $   8,143,060           15 years
                                         =============

         See Note 5 regarding new accounting pronouncement which relates to the amortization for Goodwill and Other Intangible Assets and is effective for financial statement periods beginning January 1, 2002.

11. In December 2001 and March 2002, we entered into two agreements with Analog Devices, Inc. to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea Electronics' high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under our agreements with Analog Devices, they are obligated to pay us a total of $5 million in license fees during calendar 2002. Through the first quarter of 2002, and in accordance with our agreements, we have received $1 million of these license fees. The license agreements, as amended, are recorded as an account receivable and deferred revenue ($1,666,680 of which is classified as current and $3,325,101 classified as long-term) in the accompanying consolidated balance sheets. All license revenues will be recognized on a straight-line basis over their respective three-year periods.

12. Segment Information - Andrea follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Reportable operating segments are determined based on Andrea's management approach. The management approach, as defined by FAS 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products, (ii) Aircraft Communications Products, and (iii) Andrea DSP Microphone and Software Products. The following represents selected consolidated financial information for Andrea's segments for the three months ended March 31, 2002, and 2001:

                                                                       Andrea DSP
                                                      Aircraft         Microphone
                                Andrea Anti-       Communications     and Software       March 31,
      Segment Data              Noise Products       Products           Products           2002
----------------------------    --------------     --------------     -------------   ----------------
Net sales                         $  589,594        $  1,094,691      $   115,006       $  1,799,291
Income (loss) from operations       (268,031)            288,852       (1,792,010)        (1,771,189)
Depreciation                          43,844              27,420           91,636            162,900

                                                                       Andrea DSP
                                                      Aircraft         Microphone
                                Andrea Anti-       Communications     and Software       March 31,
      Segment Data              Noise Products       Products           Products           2001
----------------------------    --------------     --------------     -------------   ----------------
Net sales                         $  1,320,926      $  1,026,916       $   267,797      $  2,615,639
Income (loss) from operations         (654,607)          302,317        (2,263,668)       (2,615,958)
Depreciation                           104,297            24,390            72,800           201,487

         International revenues are based on the country in which the end-user is located. For the three months ended March 31, 2002 and 2001, sales and accounts receivable by geographic area are as follows:

                                          March 31,          March 31,
  Geographic Data                           2002               2001
------------------------                --------------    --------------

Sales:
  United States                         $   1,432,781      $   2,005,384
  Europe                                       98,476            120,915
  Other foreign                               268,034            489,340
                                        --------------    --------------
                                        $   1,799,291      $   2,615,639
                                        ==============    ==============
Accounts receivable:
  United States                         $   4,772,803      $   1,482,011
  Europe                                       60,106             88,129
  Other foreign                                91,596            263,777
                                        --------------    --------------
                                        $   4,924,505      $   1,833,917
                                        ==============    ==============

         Approximately $4 million, or 81% of total accounts receivable is due from Analog Devices, Inc. at March 31, 2002. (Note 11)

         The assets and liabilities of Andrea are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein.

13. Legal Proceedings - As previously reported in "Item 3. Legal Proceedings" in Andrea's Annual Report on Form 10-K for the year ended December 31, 2001, Andrea is presently engaged in a lawsuit filed in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT") and its subsidiary NCT Hearing Products, Inc. NCT alleges that we: engaged in unfair competition by misrepresenting the scope our patents, specifically, U.S. Pat. Nos. 5,732,143, 5,825,897 and 6,061,456 thereby tortuously interfering with prospective contractual rights between NCT and its existing and potential customers; made false and disparaging statements about NCT and its products; and falsely advertised Andrea's ANR products. The complaint requests a declaration that these patents are invalid and unenforceable and that NCT's products do not infringe upon these patents and seeks to enjoin Andrea from engaging in these alleged activities and seeks compensatory damages of not less than $5 million, punitive damages of not less than $50 million and plaintiffs' costs and attorneys' fees.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF OUR PRODUCTS, TECHNOLOGIES AND MARKETS

         We design, develop and manufacturer state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications that require high quality, clear voice signals. Our technologies eliminate unwanted background noise to enable the optimum performance of any speech-based application.

         Andrea's products and technologies optimize the performance of speech-based applications in markets such as:

         .        voice communication over the Internet;

         . speech recognition for use with desktop, laptop and hand-held computers;

         .        audio/video conferencing;

         . computer-based automobile monitoring and control systems for use by drivers and passengers;

         .        military and commercial aircraft communications systems;

         .        call centers;

         . electronic equipment for incorporation into home appliances and industrial and commercial office equipment that is activated and controlled by voice; and

         . interactive games where one or more players participate over the Internet.

         Our patented and patent-pending digital technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as "far-field" microphone use). Our DSDA and DFTA microphone products convert sound received by an array of microphones in a product into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and DFTA, Andrea has developed and commercialized several other digital microphone technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller, and Andrea PureAudio, a leading technology for canceling unwanted stationary noises. All of our digital, far-field technologies can be tailored and embedded into various form factors, for example, into the monitor of a PC, a rear view mirror, or a personal digital assistant, and can be used individually or combined depending on particular customer requirements. We are currently targeting our far-field microphone technologies at the desktop computing market, the market for personal computers designed for use in automobiles, trucks and buses to control satellite-based navigation systems and other devices within vehicles, and mobile devices such as a personal digital assistants, among others. Our digital technologies and related products comprise our Andrea Digital Signal Processing (DSP) Microphone and Software line of business, and sales of such technologies and products during the First Quarter 2002 and the First Quarter 2001 approximated 6% and 10%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

         In May 1998, we acquired Lamar Signal Processing, Ltd., an Israeli corporation engaged in the development of scalable, digital signal processing-based directional, noise cancellation microphone technologies. We believe that the acquired technologies, together with the research staff at Lamar, provide Andrea with noise filtering capabilities and performance that is superior to other DSP-based technologies in the marketplace, and unattainable in traditional mechanical-based microphone solutions.

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

         During the fourth quarter 2001, we recorded restructuring charges relating to repositioning our business plan for our Andrea Anti-Noise Product business segment as part of our overall effort to drive high margin product sales and become profitable. The restructuring focused on exiting from an increasingly unprofitable PC headset channel within Andrea's Anti-Noise Headset product segment. This was primarily a result of the increasing competitive nature of the PC headset market, coupled with Andrea's ongoing strategic efforts to focus on being primarily a leading supplier of high-end, digital-based, far-field microphone technologies. This PC headset channel primarily purchased our lower-end, low margin headset products, and required substantial support which, when combined with decreasing volumes realized during 2001, became unprofitable. During the First Quarter 2002 and the First Quarter 2001 our Andrea Anti-Noise Product segment approximated 33% and 51%, respectively, of our total net revenues.

         For several decades prior to our entry into the voice-activated computing market in the 1990's, our primary business was selling intercom systems for military and industrial use. We refer to this line of business as our Aircraft Communications line of business, and sales of such products during the First Quarter 2002 and First Quarter 2001 approximated 61% and 39%, respectively, of our total net revenues.

         We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934.

         The interim results of operations of Andrea presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.

OUR CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies, in addition to estimating allowances for doubtful accounts and inventory obsolescence as well as the recording and presentation of our convertible preferred stock, involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts:

         Statement of Financial Accounting Standards, or SFAS, No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement require management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The impact of adopting this standard was not material to the financial statements.

         Statements of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea has adopted this standard effective January 1, 2002, and, accordingly, those intangible assets that continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. The adoption of this pronouncement resulted in a $282 thousand decrease in amortization expense for the first quarter of 2002 over the same period in the prior year. Other intangible assets, which do not have indefinite lives, continue to be amortized. Andrea has made an assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. No adjustment was deemed necessary, although the intangible asset "Workforce in Place" is reclassified as goodwill pursuant to SFAS No. 142. In accordance with the SFAS No. 142, intangible assets, including purchased goodwill, will be evaluated periodically for impairment.

         We have recorded a valuation reserve against our deferred tax assets related to net operating loss carryforwards. The realization of a portion of our reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. We will be continually re-assessing our reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2002 (the "2002 First Quarter") compared to the three months ended March 31, 2001 (the "2001 First Quarter") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

         - fluctuations in the computer and communications hardware and software marketplace; and

         -        general economic conditions.

         We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2002 First Quarter, were approximately $1.8 million compared to approximately $2.6 million in the 2001 First Quarter. Net loss applicable to common shareholders for the 2002 First Quarter was approximately $1.9 million, or $0.11 per share on a diluted basis, versus net loss applicable to common shareholders of approximately $2.7 million, or $0.18 per share on a diluted basis, for the First Quarter 2001. In response to significant declines in our sales of Andrea Anti-Noise Products as a result of increased competition with respect to a specific customer channel, as well as our overall shift in strategic direction to deliver digital, far-field microphone solutions, during the fourth quarter of 2001, we recorded restructuring charges of approximately $4.5 million. This restructuring is expected to result in further decreases in sales during the remainder of fiscal 2002. We are examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. But to remain competitive, we intend to continue incurring substantial research and development, marketing and general and administrative expenses. We may not be able to easily and quickly reduce these expenses if our sales revenue falls below our expectations and, therefore, our net income or loss may be disproportionately affected by any reduction in sales revenue. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). As a result of these factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL OR MAINTAIN ACCESS TO FUNDS SUFFICIENT TO MEET OUR OPERATING NEEDS, WE MAY BE REQUIRED TO SIGNIFICANTLY REDUCE, SELL, OR REFOCUS, OUR OPERATIONS AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY EFFECTED, AND COULD RESULT IN OUR DELISTING ON THE AMERICAN STOCK EXCHANGE OR INABILITY TO CONTINUE OPERATIONS.

         In recent years, we have sustained significant operating losses. We have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. Additionally, Andrea's funding and capital raising efforts could trigger change in control payments due to certain executive officers of Andrea under their employment contracts or redemptions of Andrea's Series B and Series C Redeemable Convertible Preferred Stock. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange.

WE FACE THE RISK THAT ANDREA COULD BE REQUIRED TO REDEEM THE SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

WE FACE THE RISK THAT ANDREA COULD BE REQUIRED TO REDEEM THE SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events, including the announcement of a major transaction, as defined in the Certificate of Amendment, or upon certain other triggering events. On March 25, 2002, Andrea announced that a triggering event had occurred and that Andrea was seeking a waiver from the Series C Preferred Stock holders. A final agreement regarding the waiver arrangement was reached on March 28, 2002. The waiver related to the existing triggering event, as well as certain possible future triggering events, however, the waiver will be null and void upon the earlier of April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the waiver and related documents, and the first date on which Andrea is insolvent.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY HAVE AN ADVERSE EFFECT ON MARKET PRICE; YOU MAY EXPERIENCE SUBSTANTIAL DILUTION.

         Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 70,000,000 shares of common stock presently authorized, 18,199,200 were outstanding as of May 13, 2002. This does not include 5,732,375 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan. In addition, this does not include 16,263,311 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants. Furthermore, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd. Trading restrictions on these 1,800,000 shares have expired and are subject to demand and piggyback registration rights. To date, 920,880 of the 1,800,000 shares have been registered for sale under the Securities Act of 1933.

CONVERSIONS OF OUR SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK MAY RESULT IN SUBSTANTIAL DILUTION TO OTHER HOLDERS OF OUR COMMON STOCK.

         As of May 13, 2002, we had 172 shares of Series B convertible preferred stock and 750 shares of Series C convertible preferred stock outstanding. Both the Series B convertible preferred stock and the Series C convertible preferred stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

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

         The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 172 shares of Series B Convertible Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% additional amount is paid in cash:

                    Number of Shares of Common      Percentage of Outstanding
Conversion Price       Stock Issuable Upon              Common Stock/(2)/
                          Conversion/(1)/
----------------  ------------------------------  ----------------------------
     $0.50                  3,440,000                         16%
     $1.50                  1,146,667                          6%
     $2.50                    688,000                          4%
     $3.50                    491,429                          3%
     $4.50                    382,222                          2%
     $5.50                    312,727                          2%
     $6.50                    264,615                          1%
     $7.50                    229,333                          1%

(1) The Series B Holder is prohibited from converting its holdings of the Series B convertible preferred stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion. The numbers in this column do not reflect these limitations.

(2)  Based on 18,199,200 shares of common stock outstanding as of May 13, 2002.

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

                  Number of Shares of Common
Conversion Price      StockIssuable Upon         Percentage of Outstanding
                       Conversion/(1)/               Common Stock/(2)/
----------------  --------------------------   --------------------------
     $0.40               18,750,000                         51%
     $0.50               15,000,000                         45%
     $0.60               12,500,000                         41%
     $0.65               11,538,462                         39%
     $0.70               10,714,286                         37%
     $0.75               10,000,000                         35%
     $0.765               9,803,922                         35%

(1) The Series C Holder is prohibited from converting its holdings of the Series C convertible preferred stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2)  Based on 18,199,200 shares of common stock outstanding as of May 13, 2002.

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

                   Number of Shares of Common
Conversion Price       Stock Issuable Upon           Percentage of Outstanding
                    Conversion/(1)//(2)//(3)/            Common Stock/(4)/
----------------  --------------------------------  --------------------------
     $0.50                 18,440,000                          50%
     $0.65                 14,184,615                          44%
     $0.765                12,052,288                          40%
     $1.50                 10,950,588                          38%
     $2.50                 10,491,922                          37%
     $3.50                 10,295,350                          36%
     $4.50                 10,186,144                          36%
     $5.50                 10,116,649                          36%
     $6.50                 10,068,537                          36%

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

(4)  Based on 18,199,200 shares of common stock outstanding as of May 13, 2002.

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

         We are substantially dependent on product sales to the U.S. Government. During the First Quarter 2002, the U.S. Government accounted for 27% of our net sales. The U.S. Government is not obligated to continue to purchase these products and is free to purchase similar products from our competitors. Our failure to maintain sales of Aircraft Communication Products to the U.S. Government would have a material adverse effect on our business, results of operations and financial condition.

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

         We have been seeking to increase our sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three months ended March 31, 2002, sales to customers outside the United States accounted for approximately 20% of our net sales. International sales and operations are subject to a number of risks, including:

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

WE FACE RISK FROM OPERATING IN ISRAEL

         Our principal research and development facility is located in the State of Israel and, as a result, certain of our key research and development employees are located in Israel. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved.

IF WE ARE UNABLE TO ATTRACT AND RETAIN THE NECESSARY MANAGERIAL, TECHNICAL AND OTHER PERSONNEL NECESSARY FOR OUR BUSINESS, THEN OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE HARMED.

         Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain additional highly qualified managers and technical personnel. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future

RESULTS OF OPERATIONS

         Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31,
         2001

Sales
-----

         Sales for the 2002 First Quarter were $1,799,291, a decrease of 31% from sales of $2,615,639 for the 2001 First Quarter. The decrease in sales for the 2002 First Quarter reflects an approximate 55% decrease in sales of Andrea Anti-Noise Products to $589,594, or 33% of total sales, offset by an approximate 7% increase in sales of our Aircraft Communications Products, to $1,094,691, or 61% of total sales, and an approximate 57% decrease of Andrea DSP Microphone and Software Products to $115,006, or 6% of total sales.

         The primary reason for the decrease of Andrea Anti-Noise Product is due to our decision, during the fourth quarter 2001, to exit from an unprofitable PC headset channel within Andrea's Anti-Noise Headset product segment. This customer channel included IBM, and for the First Quarter 2002, sales to IBM and certain of IBM's affiliates, such sales representing contractual obligations which we accepted during 2001, accounted for approximately 10% of our total sales, or $184,702. This reflects an approximate 67% decrease from $553,564 for the First Quarter 2001.

         The increase in our Aircraft Communication Product revenues is primarily a result of increased sales and marketing activities. For the 2002 First Quarter, sales of our Aircraft Communication Products to the U.S. Government accounted for approximately 27% of our total sales.

Cost of Sales
-------------

         Cost of sales as a percentage of sales for the 2002 First Quarter decreased to 65% from 73% for the 2001 First Quarter. This decrease primarily reflects the impact of the significant change in the composition of our revenues as described under "Sales" above, and, to a lesser extent, slight variations in margins for each segment.

Research and Development
------------------------

         Research and development expenses for the 2002 First Quarter decreased 9% to $905,822 from $998,900 for the 2001 First Quarter. This decrease is due primarily to cost reduction efforts, offset, to an extent, by a reallocation of resources from general and administrative activities to research and development during the 2002 First Quarter. DSP Microphone and Software Technology efforts were $755,939, or 83% of total research and development expenses, Aircraft Communications technology efforts were $94,972, or 11% of total research and development expenses and Andrea Anti-Noise Product efforts were $54,911, or 6% of total research and development expenses. With respect to DSP Microphone and Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea's digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. We believe that the acquisition of Lamar significantly reinforces our position in digital signal processing by extending the our marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is preferred to other known DSP-based technologies in the market, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses
--------------------------------------------

         General, administrative and selling expenses for the 2002 First Quarter decreased 35% to $1,498,865 from $2,313,343 for the 2001 First Quarter. This decrease is primarily due to cost reduction efforts, as well as our adoption, on January 1, 2002, of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"

("FAS"). Under FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment from time to time. The adoption of this pronouncement resulted in an approximate $282 thousand decreased in amortization expense for the 2002 First Quarter compared to the same period in the prior year. Notwithstanding the beneficial impact of this pronouncement to our 2002 First Quarter, goodwill and intangible assets which are no longer subject to periodic amortization will be reviewed for impairment from time to time, and such reviews may result in adjustments that would negatively impact future operating results.

Other Income (Expense)
----------------------

         Other income for the 2002 First Quarter was $33,697 compared to other income of $69,471 for the 2001 First Quarter. The decline in the 2002 First Quarter compared to the 2001 First Quarter is a result of unfavorable market conditions for our invested cash balances (which were also lower) experienced in the 2002 First Quarter.

Provision for Income Taxes
--------------------------

         We did not record income tax expense for either the 2002 or 2001 First Quarter in light of the net loss recorded for the periods. Furthermore, the realization of a portion of our reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. We will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings. To the extent we believe that, more likely than not, previously reserved deferred tax assets will be realized, we will reduce the reserve accordingly. With respect to our ongoing efforts to raise capital, certain transactions may occur in the future which could change our determination of the amount of our valuation allowance.

Net Income (Loss)
-----------------

         Net loss for the 2002 First Quarter was $1,737,492 compared to a net loss of $2,546,487 for the 2001 First Quarter. The net loss for the 2002 First Quarter principally reflects the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Andrea's principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions and potential industry partners. At March 31, 2002, we had cash and cash equivalents of $3,400,096 compared with $3,724,130 at December 31, 2001. The balance of cash and cash equivalents at March 31, 2002 is primarily a result of the issuance and sale in a private placement of $7,500,000 of our Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") and our recently executed license transactions with Analog Devices, Inc. We are using the net proceeds from the issuance of the Series C Preferred Stock and the license transactions primarily for costs associated with:

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

         Working capital at March 31, 2002, was $6,742,988 compared to $5,630,915 at December 31, 2001. The increase in working capital reflects increases in total current assets and total current liabilities of $2,403,001, and $1,290,928, respectively. The increase in total current assets reflects a decrease in cash and cash equivalents of $324,034, an increase in accounts receivable of $2,830,359 (such increase is primarily a result of our license agreements with Analog Devices, Inc.), a decrease in inventory of $140,654, and an increase in prepaid expenses and other current assets of $37,330. The increase in current liabilities reflects a decrease in trade accounts payable of $131,672, a decrease in current portion of long-term debt of $42,003, a decrease of $62,603 in accrued restructuring charges, an increase of $1,408,459 in deferred revenue and an increase of $118,747 in other current liabilities.

         The decrease in cash from December 31, 2001 to the period ending March 31, 2002 of $324,034 reflects $188,087 of net cash used in operating activities, $88,227 of cash used in investing activities and $47,720 of cash used in financing activities.

         The cash used in operating activities, excluding non-cash charges, is attributable to the $1,737,492 net loss for the 2002 First Quarter, a $2,830,359 increase in accounts receivable, a $140,654 decrease in inventory, a $159,544 increase in prepaid and other current assets, a $105,123 increase in other assets, a $131,672 decrease in accounts payable, a $62,603 decrease in accrued restructuring charges, a $3,991,781 increase in deferred revenue and a $84,120 increase in other current and long-term liabilities. The increase in accounts receivable and deferred revenue reflects the impact of our license agreements with Analog Devices, Inc. The increase in prepaid expenses and other current assets primarily includes the recognition of increased premiums for prepaid property taxes and insurance, as well as increases in other service costs related to the remainder of 2002. The decrease in accounts payable as well as the decrease in inventory primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to Andrea's various product lines.

         The cash used in investing activities is attributable to capital expenditures consisting of manufacturing dies and molds and, to a lesser extent, upgrades in our existing computer systems.

         We believe that it will be necessary to raise additional working capital to support operations. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. Andrea has incurred significant losses in each of the last three fiscal years. In the year ended December 31, 2001, Andrea incurred losses from operations, excluding the impact of restructuring charges, of $9.3 million, and used $4.5 million in cash from its operating activities. Management expects that operating losses and negative cash flows will continue at least through Fiscal 2002 as Andrea continues to market its products and technologies. Notwithstanding, in December 2001 and March 2002, we entered into two agreements with Analog Devices, Inc whereby Analog Devices is obligated to pay us a total of $5 million in license fees during calendar 2002. As of March 31, 2002, and in accordance with our agreements, we received $1 million of these license fees. If Andrea fails to develop revenues from sales of its products to generate adequate funding from operations or fails to obtain additional financing through capital or funding, it will be required to either further reduce its operating expenses and/or operations or may result it relinquishing its products, technologies or markets. Such financing may not be available on acceptable terms, or at all. We cannot assure that demand will continue for any of our products, including future products related to our Andrea Digital Signal Processing Microphone and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

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

                           PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement Regarding Forward-Looking Statements--An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition" and Note 13 to the unaudited financial statements in this quarterly report for a discussion of the legal proceedings of Andrea.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 25, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8K, we reported that we executed a letter of understanding with HTFP Investment LLP ("HFTP"), the holder of all of Andrea's Series B and Series C Convertible Preferred Stock, whereby HFTP would provide Andrea with a waiver, among other things, of certain redemption rights under the terms of the Series C Preferred Stock until April 1, 2007, in exchange for a security interest in all of the assets of Andrea. The letter of understanding and the term sheet were filed in exhibits to the Form 8-K.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

On March 25, 2002, we filed a Current Report on Form 8-K. Pursuant to Item 5 of Form 8K, we reported that we executed a letter of understanding with HTFP Investment LLP ("HFTP"), the holder of all of Andrea's Series B and Series C Convertible Preferred Stock, whereby HFTP would provide Andrea with a waiver, among other things, of certain redemption rights under the terms of the Series C Preferred Stock until April 1, 2007, in exchange for a security interest in all of the assets of Andrea. The letter of understanding and the term sheet were filed in exhibits to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

/s/ Christopher P. Sauvigne   Chief Executive Officer and President May 14, 2002
----------------------------
Christopher P. Sauvigne

/s/ Richard A. Maue           Executive Vice President, Chief       May 14, 2002
---------------------------
Richard A. Maue                  Financial Officer, and Secretary