Form 10-K/A
period 2001-12-31
ANDREA ELECTRONICS CORP
filed 2002-06-06
CIK 6494

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

                          FOR ANNUAL TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2001
                                                     -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________ to
    _______________

                           Commission File No.: 1-4324

                         ANDREA ELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

             NEW YORK                                      11-0482020
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

 45 MELVILLE PARK ROAD, MELVILLE, NEW YORK                     11747
 (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code:      (631) 719-1800

 Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
Common Stock, par value $.50 per share           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -------.

As of May 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,787,686 (based on the closing sale price on the American Stock Exchange).

The number of shares outstanding of the Registrant's Common Stock as of May 31, 2002, was 19,086,098.

                                     PART IV

     Item 14 to the Annual Report on Form 10-K of Andrea Electronics Corporation for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 and as amended on April 29, 2002, is hereby amended and restated in its entirety to include the Master Preferred Escrow Agreement as an attachment to Exhibit 10.18.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)(1) Financial Statements

       The following financial statements of Andrea Electronics Corporation, the notes thereto, the related reports thereon of independent public accountants, and financial statement schedules are filed under Item 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

                                                                                                               Page

Report of Independent Public Accountants.................................................................       F-1

Consolidated Balance Sheets at December 31, 2001 and 2000................................................       F-2

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                      F-3

Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2001,
         2000 and 1999...................................................................................       F-4

Consolidated Statements of Cash Flows for the three years ended December 31, 2001,
         2000 and 1999...................................................................................       F-5

Notes to Consolidated Financial Statements...............................................................       F-6

(2)  Index To Financial Statement Schedules

Report of Independent Public Accountants on Schedule.....................................................       S-1

Schedule II - Valuation and Qualifying Accounts..........................................................       S-2

(3)  Exhibits

See (c) below.

       (b) Reports On Form 8-K

The Registrant did not file any reports on Form 8-K during the three-month period ended December 31, 2001.

       (c) Exhibits


                                INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------

3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31,1992)

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended December 31,1997)

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

3.4 Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed June 22, 1999)

3.5 Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed October 12, 2000)

3.6 Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001(incorporated by reference to Exhibit
        3.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

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

10.7 Employment Agreement, dated as of April 12, 2000, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.8 Employment Agreement, dated as of January 1, 1998, by and between Patrick D. Pilch and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-K for the year ended December 31, 1997)
10.9 Employment Agreement, dated as of November 20, 1998, by and between Christopher P. Sauvigne and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed November 30, 1998)

10.10* Production Procurement Agreement, dated as of June 11, 1997, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.11 Revolving Loan and Security Agreement, dated as of September 23, 1997, by and between IBM Credit Corporation and the Registrant (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 1997)

10.12 Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement) (incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Current Report on Form 8-K filed May 8, 1998)

10.13* Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.14* Purchase Agreement, dated as of February 25, 1999, by and between Andrea and Clarion Corporation of America (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.15* Source Code License Agreement, dated as of October 29, 1998, between Andrea and Intel Corporation (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K for the year ended December 31, 1998)

10.16 Employment Agreement, dated as of April 12, 2000, by and between Richard A. Maue and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the three months ended March 31, 2000)

10.17** Licensing Agreement, dated as of December 19, 2001, by and between Andrea and Analog Devices, Inc. (incorporated by reference to Exhibit
        10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

10.18** Licensing Agreement, Amendment No. 1, dated as of March 13, 2002, by and between Andrea and Analog Devices, Inc.

10.19** Licensing Agreement, dated as of March 13, 2002, by and between Andrea and Analog Devices, Inc. (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

10.20 Acknowledgment and Agreement, dated as of March 28, 2002, by and between Andrea and HFTP Investment LLC (including attached Waiver Agreement and Security Agreement) (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
        2001)

10.21 Pledge Agreement, dated as of March 28, 2002, by and between Andrea and HFTP Investment LLC (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
        2001)

21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

23      Consent of Independent Public Accountants (incorporated by reference to
        Exhibit 23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

99 Letter regarding representations of Arthur Andersen LLP (incorporated by reference to Exhibit 99 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

-------------------------
* Certain portions of this Agreement have been accorded confidential treatment.
** Request for confidential treatment was filed for portions of these documents. Confidential portions have been omitted, and filed separately with the Securities and Exchange Commission, as required by Rule 24b-2.

(d)     FINANCIAL STATEMENT SCHEDULES

        See Item 14(a)(2)

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANDREA ELECTRONICS CORPORATION

                                  By: /s/ Christopher P. Sauvigne
                                  ---------------------------------------------
                                  Name:   Christopher P. Sauvigne
Date: June 5, 2002                Title:  President and Chief Executive Officer