Form 10-Q
period 2002-06-30
ANDREA ELECTRONICS CORP
filed 2002-08-19
CIK 6494

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________


                          Commission file number 1-4324

                                    --------

                         ANDREA ELECTRONICS CORPORATION

           ----------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                 New York                             11-0482020
   ----------------------------------- ----------------------------------------
     (State or other jurisdiction of     (I.R.S. employer identification no.)
      incorporation or organization)

45 Melville Park Road, Melville, New York                11747
-----------------------------------------            --------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   631-719-1800
                                                    ----------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of August 19, 2002, there are 19,086,098 common shares outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                June 30,        December 31,
                                                                                                 2002              2001
                                                                                              (unaudited)        (audited)
                                      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                               $  4,452,829      $  3,724,130
     Accounts receivable, net of allowance for doubtful accounts of $141,348 and
     $176,292                                                                                   2,796,298         2,094,146
     Inventories                                                                                3,100,163         3,389,729
     Prepaid expenses and other current assets                                                    421,109           547,892
                                                                                             ------------      ------------

              Total current assets                                                             10,770,399         9,755,897

PROPERTY AND EQUIPMENT, net                                                                       687,283           811,392
DEFERRED INCOME TAXES                                                                           1,806,615         1,806,615
GOODWILL                                                                                       12,458,872        12,317,843
INTANGIBLE ASSETS                                                                               8,567,707         8,969,950
OTHER ASSETS                                                                                      305,870           357,962
                                                                                             ------------      ------------

              Total assets                                                                   $ 34,596,746      $ 34,019,659
                                                                                             ============      ============

                       LIABILITIES, REDEEMABLE SECURITIES,
                             AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                                  $    967,076      $  1,147,160
     Current portion of long-term debt                                                             74,477           158,802
     Accrued Restructuring Charges                                                                398,069           499,724
     Deferred Revenue                                                                           1,666,680           258,221
     Other current liabilities                                                                  2,552,443         2,061,075
                                                                                             ------------      ------------
              Total current liabilities                                                         5,658,745         4,124,982

LONG-TERM DEBT                                                                                     26,816            37,619
DEFERRED REVENUE                                                                                3,156,987           741,779
OTHER LIABILITIES                                                                                  35,831            41,509
                                                                                             ------------      ------------

              Total liabilities                                                                 8,878,379         4,945,889
                                                                                             ------------      ------------

COMMITMENTS AND CONTIGENCIES                                                                           --                --

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01
   par value; authorized: 1,000 shares, issued and outstanding: 120 and 249 shares, respectively; liquidation value:  $1,200,000 and $2,490,000,
   respectively                                                                                 1,169,952         2,421,009
                                                                                             ------------      ------------

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01
   par value; authorized: 1,500 shares, issued and outstanding: 750 shares;
   liquidation value: $7,500,000                                                                7,377,345         7,364,011
                                                                                             ------------      ------------

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued
         and outstanding                                                                               --                --
     Common stock, $.50 par value; authorized: 70,000,000 shares; issued and
         outstanding: 19,086,098 and 16,308,968 shares, respectively                            9,543,049         8,154,484
     Additional paid-in capital                                                                54,639,161        54,642,571
     Deferred stock compensation                                                                 (133,925)          (52,334)
     Accumulated deficit                                                                      (46,877,215)      (43,455,971)
                                                                                             ------------      ------------

              Total shareholders' equity                                                       17,171,070        19,288,750
                                                                                             ------------      ------------
              Total liabilities, redeemable securities,  and shareholders' equity            $ 34,596,746      $ 34,019,659
                                                                                             ============      ============

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended               For the Six Months Ended
                                                                 June 30,                               June 30,
                                                   ---------------------------------     -----------------------------------
                                                         2002               2001              2002                  2001
                                                   --------------     --------------     -------------         -------------
REVENUES
     Net product revenues                          $   1,602,245       $  2,617,929      $  3,393,317          $  5,233,568
     License revenues                                    168,114                  -           176,333                     -
                                                   -------------       ------------      ------------          ------------
             Total revenues, net                   $   1,770,359       $  2,617,929      $  3,569,650          $  5,233,568

COST OF SALES                                          1,147,076          1,872,758         2,312,869             3,792,112
                                                   -------------       ------------      ------------          ------------

              Gross profit                               623,283            745,171         1,256,781             1,441,456

RESEARCH AND DEVELOPMENT EXPENSES                        886,534            881,384         1,792,356             1,880,284

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES           1,423,585          2,308,755         2,922,450             4,622,098
                                                   -------------       ------------      ------------          ------------

              Loss from operations                    (1,686,836)        (2,444,968)       (3,458,025)           (5,060,926)
                                                   -------------       ------------      ------------          ------------
OTHER INCOME:
     Interest income (expense), net                       (1,542)            47,150            17,218               120,870
     Other                                                 4,626             30,138            19,563                25,889
                                                   -------------       ------------      ------------          ------------
                                                           3,084             77,288            36,781               146,759
                                                   -------------       ------------      ------------          ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (1,683,752)        (2,367,680)       (3,421,244)           (4,914,167)

PROVISION FOR INCOME TAXES                                     -                  -                 -                     -
                                                   -------------       ------------      ------------          ------------

              Net loss                             $  (1,683,752)      $ (2,367,680)     $ (3,421,244)         $ (4,914,167)
                                                   =============       ============      ============          ============

PREFERRED STOCK DIVIDENDS                                118,424            143,613           242,526               289,898
                                                   -------------       ------------      ------------          ------------
              Net loss attributable to
                common shareholders                $  (1,802,176)      $ (2,511,293)     $ (3,663,770)         $ (5,204,065)
                                                   =============       ============      ============          ============

PER SHARE INFORMATION:

Net Loss Per Share:
     Basic                                         $        (.10)      $       (.17)     $       (.20)         $       (.35)
                                                   =============       ============      ============          ============
     Diluted                                       $        (.10)      $       (.17)     $       (.20)         $       (.35)
                                                   =============       ============      ============          ============

Shares used in computing net loss per share:
     Basic                                            18,579,299         14,778,121        17,918,754            14,701,878
                                                   =============       ============      ============          ============
     Diluted                                          18,579,299         14,778,121        17,918,754            14,701,878
                                                   =============       ============      ============          ============

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     For the Six Months Ended June 30, 2002

                                   (UNAUDITED)

                                                                          Additional                                      Total
                                              Shares          Common        Paid-In     Deferred Stock   Accumulated   Shareholders'
                                            Outstanding       Stock         Capital      Compensation      Deficit        Equity
                                            -----------      -------      ----------    --------------   ------------  -------------
BALANCE, January 1, 2002                    16,308,968      $8,154,484    $54,642,571      $ (52,334)   $(43,455,971)   $19,288,750
  Conversions of Series B Redeemable
      Convertible Preferred Stock, net
      of related costs                       2,439,630       1,219,815        178,366              -               -      1,398,181
  Preferred stock dividends                          -               -       (242,526)             -               -       (242,526)
  Employee Stock Grant                         337,500         168,750         60,750       (229,500)              -              -
  Amortization of deferred stock
      compensation                                   -               -              -        147,909               -        147,909

  Net loss                                           -               -              -              -      (3,421,244)    (3,421,244)
                                           -----------      ----------    -----------      ---------    ------------    -----------
BALANCE, June 30, 2002                      19,086,098      $9,543,049    $54,639,161      $(133,925)   $(46,877,215)   $17,171,070
                                           ===========      ==========    ===========      =========    ============    ===========

                 See Notes to Consolidated Financial Statements

                 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        2002                  2001
                                                                                   --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $(3,421,244)          $ (4,914,167)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
             Non-cash stock compensation expense                                         147,909                  3,075
             Depreciation and amortization                                               823,637              1,349,303
             Change in:
               Accounts receivable, net                                                 (702,152)             1,116,417
               Inventories                                                               289,566               (182,898)
               Prepaid expenses and other current assets                                   4,569               (321,872)
               Intangible and other assets                                              (138,173)              (241,259)
               Trade accounts payable                                                   (180,084)              (305,267)
               Accrued Restructuring Charges                                            (101,655)                     -
               Deferred Revenue                                                        3,823,667                      -
               Other current and long-term liabilities                                   403,621                 16,693
                                                                                    ------------           ------------
                  Net cash provided by (used in) operating activities                    949,661             (3,479,975)
                                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (125,834)               (22,869)
                                                                                    ------------           ------------
                  Net cash used in investing activities                                 (125,834)               (22,869)
                                                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                                          (95,128)              (535,751)
   Proceeds from issuance of common stock upon exercise of stock options,
       net of related costs                                                                    -                 16,483
                                                                                    ------------           ------------
                  Net cash used in financing activities                                  (95,128)              (519,268)
                                                                                    ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     728,699             (4,022,112)

CASH AND CASH EQUIVALENTS, beginning of period                                         3,724,130              9,151,835
                                                                                    ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                                             $ 4,452,829           $  5,129,723
                                                                                    ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:

     Conversion of Series B Redeemable Convertible Preferred Stock and related
         accrued dividends into common stock                                         $ 1,398,181           $  1,548,153
                                                                                    ============           ============
     Stock grant to employees                                                        $   229,500           $     32,250
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

     These unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10Q and accordingly, they do not include all of the information and footnotes normally provided in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea's annual report on Form 10-K for the year ended December 31, 2001.

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

     Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Significant estimates reflected in the financial statements include: allowances for doubtful accounts, inventory obsolescence reserves, deferred tax asset valuation reserve, and the fair value of intangible assets. Actual results could differ from those estimates and assumptions.

     Revenue Recognition - Non software-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales, the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to software revenues, the Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." License revenue is recognized based on the terms and conditions of individual contracts (see
     Note 12). In addition, fee-based services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements.

2. Earnings Per Common Share - Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. The following chart provides a reconciliation of information used in calculating the per share amounts:

                                                  For the Three Months Ended          For the Six Months Ended
                                                           June 30,                            June 30,
                                                ------------------------------    ------------------------------
                                                    2002             2001              2002             2001
                                                -----------      -------------    -------------     ------------
     Numerator:
          Net loss                              $(1,683,752)     $(2,367,680)      $(3,421,244)     $(4,914,167)
          Preferred stock dividends                 118,424          143,613           242,526          289,898
                                                -----------      -----------       -----------      -----------
            Net loss attributable to
              common shareholders               $(1,802,176)     $(2,511,293)      $(3,663,770)     $(5,204,065)
                                                ===========      ===========       ===========      ===========
     Denominator:
          Weighted-average common shares
          outstanding - Basic and Diluted*       18,579,299       14,778,121        17,918,754       14,701,878
                                                ===========      ===========       ===========      ===========

                                              For the Three Months Ended      For the Six Months Ended
                                                      June 30,                          June 30,
                                              --------------------------      -------------------------
                                               2002                2001        2002               2001
                                              ------             -------      ------             ------
      Net loss per share - Basic and
      Diluted                                 $(.10)              $(.17)      $(.20)             $(.35)
                                              =====               =====       =====              =====

* The effect of dilutive securities (stock options, Redeemable Convertible Preferred Stock and warrants) have not been included herein as their inclusion would be anti-dilutive.

3. Comprehensive Income - Andrea follows the provisions of Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. For the six months ended June 30, 2002 and 2001, Andrea's operations did not give rise to items includible in comprehensive loss, which were not already included in net loss. Accordingly, Andrea's comprehensive loss is the same as its net loss for all periods presented.

4. Derivative Instruments -The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 was adopted by Andrea on January 1, 2001, and requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. While Andrea operates in international markets, it does so presently without the use of derivative instruments.

5. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea has adopted FAS 142 standard effective January 1, 2002, and accordingly, those intangible assets that continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Other intangible assets, which do not have indefinite lives (such as core technology - Note 11), continue to be amortized. Andrea has made an assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. No adjustment was deemed necessary, although the intangible asset "Workforce in Place", which amounted to $141,029, was reclassified as goodwill on January 1, 2002. In accordance with FAS 142, intangible assets, including purchased goodwill, is evaluated annually for impairment, or more often if circumstances warrant. We performed our initial transitional impairment testing of goodwill and intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (step one) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (step two) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. FAS 142 requires that an entity complete step one of the transitional goodwill impairment test within six months of adoption, and that if there is an indication that the carrying amount of the net assets of a reporting unit exceeds its fair value, step two must be completed by the end of the fiscal year. In the second quarter of fiscal 2002, we determined that the carrying value of this unit might be greater than its fair value. In order to finalize our determination of fair value, we will require the assistance of a third-party valuation firm. We anticipate completing this analysis during the second half of 2002.

The following table presents adjusted net loss and net loss per share data restated to include the pro forma retroactive impact of the adoption of FAS 142:

                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                            June 30,
                                                            ---------------------------------------------------------------------
                                                                2002                 2001             2002              2001
                                                            -------------       -------------    --------------    --------------
        Reported Net Loss attributable to common            $ (1,802,176)       $ (2,511,293)    $ (3,663,770)     $ (5,204,065)
        shareholders
        Goodwill and Workforce in Place Amortization                   -             282,047                -           564,093
                                                            ------------        ------------     ------------      ------------
        Adjusted Net Loss                                   $ (1,802,176)       $ (2,229,246)    $ (3,663,770)     $ (4,639,972)
                                                            ============        ============     ============      ============

        Net Loss Per Share - Basic and Diluted              $       (.10)       $       (.17)    $       (.20)     $       (.35)
        Goodwill and Workforce in Place
        Amortization                                                   -                 .02                -               .04
                                                            ------------        ------------     ------------      ------------
        Adjusted Net Loss Per Common Share                  $       (.10)       $       (.15)    $       (.20)     $       (.31)
                                                            ============        ============     ============      ============

        Weighted-average common shares
        outstanding - Basic and Diluted                       18,579,299          14,778,121       17,918,754        14,701,878
                                                            ============        ============     ============      ============

The changes in the carrying amount of Goodwill and Intangible assets during the six months ended June 30, 2002 were as follows:

                                                                         Core         Trademarks    Workforce in
                                                     Goodwill         Technology      and Patents      Place           Total
                                                  -------------   ----------------  -------------- -------------- -------------
        Balance as of December 31, 2001           $ 12,317,843       $  8,326,587     $  502,334     $  141,029   $ 21,287,793

        Additions during period                             --                 --        123,379             --        123,379

        Reclassification                               141,029                 --             --       (141,029)            --

        Amortization                                        --           (367,054)       (17,539)            --       (384,593)
                                                  ------------       ------------     ----------     ----------   ------------

        Balance as of June 30, 2002                 12,458,872          7,959,533        608,174             --     21,026,579
                                                  ============       ============     ==========     ==========   ============

Intangible assets as of June 30, 2002 and December 31, 2001 consisted of the following:

                                             June 30, 2002     December 31, 2001
                                             -------------     -----------------

        Core Technology                       7,959,533           8,326,587

        Trademarks and Patents                  608,174             502,334

        Workforce in Place                           --             141,029
                                             ----------          ----------
        Total Intangible Assets               8,567,707           8,969,950
                                             ==========          ==========

Amortization of core technology is expected to be $734 thousand a year for the next 11 years. Trademarks and Patents are amortized using the straight-line method over 17 years.

6. Inventories are stated at the lower of cost (on a first in, first out) or market basis.

     Inventories, net, consists of the following:      June 30, 2002          December 31, 2001
                                                       -------------          -----------------
            Raw Material                                 $1,986,158               $2,000,375
            Work-in-process                                 205,211                  130,167
            Finished Goods                                1,564,477                1,845,720

            Less: reserve for obsolescence                 (655,683)                (586,533)
                                                         ----------               ----------
                                                         $3,100,163                3,389,729
                                                         ==========               ==========

7. New Accounting Pronouncements-In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations
     - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001. The impact of adopting this standard was not material to the financial statements.

     On April 30, 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale- leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

8. Restructuring Accrual - During the fourth quarter of fiscal 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge was recorded as accrued restructuring charges or as a reduction of assets, as applicable. During the first half of fiscal 2002, we made payments of $101,655, which reduced the restructuring liability that had been established during the fourth quarter of fiscal 2001. Currently, Andrea expects to settle all of its remaining obligations related to the restructuring by the end of fiscal 2002. As of June 30, 2002, there were no material revisions to the plan, exit costs, or the anticipated timing of our plan's execution.

9. Series B Redeemable Convertible Preferred Stock - On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), and a warrant covering 75,000 shares of Andrea's Common Stock. Each of the 750 shares of Series B Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

     All of the Series B Preferred Stock is currently convertible into Andrea's Common Stock, and Andrea has reserved 4,486,002 shares of Common Stock for issuance upon conversion.

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

     In the six-month period ended June 30, 2002, the following number of shares of Series B Preferred Stock, together with related accrued dividends, were converted:

                                           Number of Series                                  Number of
                     Date of                 B Preferred               Conversion             Common
                    Conversion             Stock Converted                Price               Shares
               --------------------       ------------------          -------------        -------------
                January 11, 2002                  40                      $ 0.59               747,657
                March 15, 2002                    37                      $ 0.51               805,075
                May 22, 2002                      52                      $0.655               886,898

                Total                            129                                         2,439,630
                                                 ===                                         =========

     The original value of the warrants upon issuance was $348,457. As of June 30, 2002, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrants of $30,048. Due to the redemption features described above, the Series B Preferred Stock is presented outside of shareholders' equity in the accompanying consolidated balance sheets.

10. Series C Redeemable Convertible Preferred Stock - On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date, for the first nine months. The conversion price is reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The current conversion price is $0.555 as of June 30, 2002. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea's Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. All of the Series C Preferred Stock is currently covertible into Andrea's Common Stock, and Andrea has reserved 10,890,411 shares of Common Stock for issuance upon conversion of the shares of the Series C Preferred Stock.

     In accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", in the third quarter of 2001, Andrea recorded a non-cash charge of $7,500,000 to accumulated deficit. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represents the maximum charge under this standard and, accordingly, there will be no additional charges to equity at later reset dates.

     The original value of the deal costs upon issuance was $175,000. As of June 30, 2002, the Series C Preferred Stock is recorded net of the unaccreted present value of the deal costs of $122,655. Due to the redemption features discussed above, the Series C Preferred Stock is presented outside of shareholders' equity in the accompanying consolidated balance sheet.

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

     On March 15, 2002, Andrea announced that a triggering event had occurred and that as a result of the trigger, the investor had the right to require Andrea to redeem all of the Series C Preferred Shares. The investor has agreed, in a Waiver Agreement, to waive its right to receive the aggregate Triggering Event Redemption Price (as defined in a Certificate of Amendment) (together with any interest and related cash payments or penalties thereon) the investor was otherwise entitled to as a result of the existing triggering event until April 7, 2007. In addition, the investor agreed to waive, until April 7, 2007, its right to receive the aggregate Triggering Event Redemption Price, as defined, (together with any interest and related cash payments or penalties thereon) with respect to
     (1) any future Triggering Event relating to additional registration failures, provided that the existing registration statements remain effective and available to the investor for the number of shares covered by such registration statements as of the date of the waiver (less any future sales made pursuant to such registration statements), and (2) any future Triggering Event relating to the delisting of Andrea's common stock, provided that the Common Stock is thereafter authorized for trading on the OTC Bulletin Board. In addition, the investor agreed to waive, until April 7, 2007, Andrea's obligation to register any additional shares and Andrea's obligation to make certain cash payments, if any, for its failure to register any additional shares. Finally, the investor acknowledged that no Maturity Date Redemption Price (as defined) is due on October 10, 2002. The investor's waivers described above shall be null and void immediately, however, upon the earlier of April 7, 2007, if such Triggering Event Redemption Price is not paid on April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the Waiver Agreement, and related agreements entered into between Andrea and the investor (the "Agreements"), and the first date on which Andrea is insolvent.

     As consideration for the Waiver Agreement, Andrea agreed to grant the investor a security interest in all of Andrea's assets; however, the investor agreed to have its lien on Andrea's assets subordinated to (1) any lien granted in the future to a non-affiliated third party in connection with a strategic transaction with a financing component, provided that such third-party lien relates only to the amount of the financing component of such transactions, and (2) any lien granted in the future to a bank or other similar institution pursuant to any asset-based financing transaction. In addition, the investor agreed to release its lien in connection with any sale of any assets subject to the investor's lien, provided the investor receives a lien on the proceeds of the sale. The investor acknowledged that its lien in any portion of Andrea's intellectual property is effectively subordinate to the interest of any current or future licensee of such intellectual property, as any interest the investor may have in such intellectual property cannot be greater than Andrea's interest therein.

     Given that the waiver granted by the investor does not cover all Triggering Events set forth in the Certificate of Amendment and that the Waiver Agreement will be null and void in the event Andrea fails to comply in any material respect with the terms of the Agreements, among other things, there is a risk that the investor could declare a Triggering Event that would trigger the redemption rights.

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

11. Acquisition Of Business - On May 5, 1998, Andrea acquired all of the outstanding shares of capital stock of Lamar Signal Processing, Ltd. (the "Acquisition"). The consideration paid by Andrea for the Acquisition was approximately 1,800,000 shares of restricted common stock, $1,000,000 in cash and $2,000,000 in notes payable. The cash was recorded at stated value. Both the notes payable and the shares issued were discounted to reflect the appropriate value of the consideration paid taking into account the underlying restrictions, arriving at values of $1,615,000 and $23,129,532, respectively. Of the approximately 1,800,000 shares issued to the sellers, one-third became freely transferable on the first anniversary of the closing; an additional one-third became transferable on the second anniversary; and the last one-third on the third anniversary. Of the aggregate cash consideration to be paid by Andrea, $1,500,000, $500,000 and $500,000 was paid during 1998, 1999 and 2000, respectively, and the remaining $500,000 was paid on the thirty-six month anniversary of the closing (May 5, 2001). The Acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Lamar have been included in the consolidating operating results since the date of acquisition. The purchase, for total aggregate consideration of $27.6 million, including costs associated with the Acquisition of $1.4 million, resulted in intangible assets of $27.3 million. The goodwill and other intangibles, together with their respective useful lives consist of the following as of June 30, 2002:

                                                Net Value at         Estimated
                                                June 30, 2002       Useful Life
                                                -------------       -----------

             Goodwill                           $12,458,872             N/A
                                                ===========

             Other Intangible Assets -
                      Core Technology           $ 7,959,533           15 years
                                                ===========

     See Note 5 regarding new accounting pronouncement which relates to the amortization for Goodwill and Other Intangible Assets and is effective for financial statement periods beginning January 1, 2002.

12. In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices, Inc. to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea's high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under our agreements with Analog Devices, they are obligated to pay us a total of $5 million in license fees during calendar 2002. Through the second quarter of 2002, and in accordance with our agreements, we have received $3 million of these license fees. The license agreements, as amended, are recorded as an account receivable and deferred revenue ($1,666,680 of which is classified as current and $3,156,987 classified as long-term as of June 30, 2002) in the accompanying consolidated balance sheets. All license revenues will be recognized on a straight-line basis over their respective three-year periods.

13.  COMMITMENTS AND CONTINGENCIES

     Leases - Andrea's corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in June 2008. Rent expense under this operating lease was approximately $562,000, $540,000 and $507,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of June 30, 2002, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

     2002 (second half of 2002)           $    391,197
     2003                                      776,487
     2004                                      744,021
     2005                                      657,530
     2006                                      683,832
     Thereafter                              1,050,375
                                          ------------
                      Total               $  4,303,442

     Legal Proceedings - As previously reported in Andrea's Annual Report on Form 10-K for the year ended December 31, 2001, Andrea was engaged in a lawsuit filed in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. ("NCT") and its subsidiary NCT Hearing Products, Inc. Andrea filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Effective July 29, 2002, Andrea executed a non-cash settlement of the lawsuit with NCT which dismissed both NCT's claims and Andrea's counterclaims.

14. Segment Information - Andrea follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Reportable operating segments are determined based on Andrea's management approach. The management approach, as defined by FAS 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products, (ii) Aircraft Communications Products, and (iii) Andrea DSP Microphone and Software Products. The following represents selected consolidated financial information for Andrea's segments for the three months ended June 30, 2002, and 2001:

                                                                  Andrea DSP
                                                     Aircraft     Microphone
                                    Andrea Anti-  Communications and Software
             Segment Data          Noise Products    Products      Products   June 30, 2002
---------------------------------- -------------- -------------- ------------ -------------
     Net sales                     $     663,308  $     729,643  $   377,408  $  1,770,359
     Income (loss) from operations      (107,358)        86,531   (1,666,009)   (1,686,836)
     Depreciation                         47,153         21,506       18,384        87,043

                                                                  Andrea DSP
                                                     Aircraft     Microphone
                                    Andrea Anti-  Communications and Software
             Segment Data          Noise Products    Products      Products   June 30, 2001
---------------------------------- -------------- -------------- ------------ -------------
     Net sales                     $   1,171,492  $   1,313,201  $   133,236  $  2,617,929
     Income (loss) from operations      (841,038)       584,904   (2,188,834)   (2,444,968)
     Depreciation                         97,073         48,495       42,279       187,847

The following represents selected consolidated financial information for Andrea's segments for the six months ended June 30, 2002, and 2001:

                                                                      Andrea DSP
                                                      Aircraft      Microphone and
                                  Andrea Anti-     Communications      Software
      Segment Data               Noise Products       Products         Products      June 30, 2002
-----------------------------   ----------------   --------------   --------------   -------------
Net Sales                              1,252,902        1,824,334          492,414       3,569,650
Income (loss) from operations           (375,389)         375,383       (3,458,019)     (3,458,025)
Depreciation                              90,997           48,926          110,020         249,943

                                                                      Andrea DSP
                                                      Aircraft      Microphone and
                                  Andrea Anti-     Communications      Software
      Segment Data               Noise Products       Products         Products      June 30, 2001
-----------------------------   ----------------   --------------   --------------   -------------
Net Sales                              2,492,418        2,340,117          401,033       5,233,568
Income (loss) from operations         (1,495,645)         887,221       (4,452,502)     (5,060,926)
Depreciation                             201,370           72,885          115,079         389,334

     International revenues are based on the country in which the end-user is located. For the three months ended June 30, 2002 and 2001, sales and accounts receivable by geographic area are as follows:

        Geographic Data                 June 30, 2002     June 30, 2001
     --------------------              ---------------   ---------------
     Sales:
          United States                $     1,552,804   $     2,030,543
          Europe                                80,418           249,057
          Other foreign                        137,137           338,329
                                       ---------------   ---------------
                                       $     1,770,359   $     2,617,929
                                       ===============   ===============

     Accounts receivable:
          United States                $     2,663,218   $     1,892,539
          Europe                                85,248           304,816
          Other foreign                         47,832           189,941
                                       ---------------   ---------------
                                       $     2,796,298   $     2,387,296
                                       ===============   ===============

    For the six months ended June 30, 2002 and 2001, sales by geographic area are as follows:

        Geographic Data                 June 30, 2002     June 30, 2001
     --------------------              ---------------   ---------------
     Sales:
          United States                $     2,985,585   $     4,035,927
          Europe                               178,894           369,972
          Other Foreign                        405,171           827,669
                                       ---------------   ---------------
                                       $     3,569,650   $     5,233,568
                                       ===============   ===============


     Approximately $2 million, or 72% of total accounts receivable is due from Analog Devices, Inc. at June 30, 2002 (Note 12).

     The assets and liabilities of Andrea are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein.

     Concentration of Credit Risk

     Andrea is a manufacturer of audio communications equipment for several industries. Andrea primarily generates sales from its noise canceling and active noise canceling products as well as through sales to the federal government. Sales of Andrea Anti-Noise products were significant to one customer and its affiliates, accounting for approximately 9% and 25% of the total sales for the 2002 and 2001 second quarter, respectively, and 9% and 23% for the 2002 and 2001 first half, respectively. Sales to the federal government and related subcontractors were approximately 18% and 27% of the total sales for the 2002 and 2001 second quarter, respectively, and 22% and 24% for the 2002 and 2001 first half, respectively.

ITEM 2.  Management's Discussion and Analysis OR PLAN OF Operation


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

     Our patented and patent-pending digital technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as "far-field" microphone use). Our DSDA and DFTA microphone products convert sound received by an array of microphones in a product into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and DFTA, Andrea has developed and commercialized several other digital microphone technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller, and Andrea PureAudio, a leading technology for canceling unwanted stationary noises. All of our digital, far-field technologies can be tailored and embedded into various form factors, for example, into the monitor of a PC, a rear view mirror, or a personal digital assistant, and can be used individually or combined depending on particular customer requirements. We are currently targeting our far-field microphone technologies primarily at 1) the desktop computing market (primarily through our relationship with Analog Devices, Inc., 2) the market for personal computers designed for use in automobiles, trucks and buses to control satellite-based navigation systems and other devices within vehicles, 3) the market for mobile devices, such as a personal digital assistants and 4) the military and commercial aircraft communication systems market. Our digital technologies and related products comprise our Andrea Digital Signal Processing (DSP) Microphone and Software line of business, and sales of such technologies and products during the Second Quarter 2002 and the Second Quarter 2001 approximated 21% and 5%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

     In May 1998, we acquired Lamar Signal Processing, Ltd. ("Lamar"), an Israeli corporation engaged in the development of scalable, digital signal processing-based directional, noise cancellation microphone technologies. We believe that the acquired technologies, together with the research staff at Lamar, provide Andrea with noise filtering capabilities and performance that is superior to other DSP-based technologies in the marketplace, and unattainable in traditional mechanical-based microphone solutions.

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

     During the fourth quarter 2001, we recorded restructuring charges relating to repositioning our business plan for our Andrea Anti-Noise Product business segment as part of our overall effort to drive high margin product sales and become profitable. The restructuring focused on exiting from an increasingly unprofitable PC OEM/retail headset channel within Andrea's Anti-Noise Headset product segment. This was primarily a result of the increasing competitive nature of the PC headset market, coupled with Andrea's ongoing strategic efforts to focus on being primarily a supplier of high-end, digital-based, far-field microphone technologies. This PC OEM/retail headset channel primarily purchased our lower-end, low margin headset products, and required substantial support which, when combined with decreasing volumes realized during 2001, became unprofitable. During the Second Quarter 2002 and the Second Quarter 2001 our Andrea Anti-Noise Product segment approximated 38% and 45%, respectively, of our total net revenues.

     For several decades prior to our entry into the voice-activated computing market in the 1990's, our primary business was selling intercom systems for military and industrial use. During 2000 and 2001, we dedicated development efforts aimed at increasing the manufacturability of certain intercom products as well as to accommodate future implementation of our digital audio technologies. We refer to this line of business as our Aircraft Communications line of business, and sales of such products during the Second Quarter 2002 and Second Quarter 2001 approximated 41% and 50%, respectively, of our total net revenues.

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

     Revenue Recognition - Non software-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales, the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to software revenues, the Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." License revenue is recognized based on the terms and conditions of individual contracts (see Note 12). In addition, fee-based services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements.

     Statements of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea has adopted this standard effective January 1, 2002, and, accordingly, those intangible assets that continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. The adoption of this pronouncement, to date, resulted in a $564 thousand decrease in amortization expense for the first six months of 2002 over the same period in the prior year. Other intangible assets, which do not have indefinite lives, continue to be amortized. Andrea has made an assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. No adjustment was deemed necessary, although the intangible asset "Workforce in Place" is reclassified as goodwill pursuant to SFAS No. 142. We performed our initial transitional impairment testing of goodwill and intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (step one) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (step two) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. FAS 142 requires that an entity complete step one of the transitional goodwill impairment test within six months of adoption, and that if there is an indication that the carrying amount of the net assets of a reporting unit exceeds its fair value, step two must be completed by the end of the fiscal year. In the second quarter of fiscal 2002, we determined that the carrying value of this unit might be greater than its fair value. In order to finalize our determination of fair value, we will require the assistance of a third-party valuation firm. We anticipate completing this analysis during the second half of 2002.

     We have recorded a substantial valuation reserve against our deferred tax assets related to net operating loss carryforwards. The realization of a portion of our reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. We will be continually re-assessing our reserves on deferred income tax assets in future periods on a quarterly basis. Our determination that the deferred tax asset of $1.8 million, as well as to the realization of additional reserves is, and will be, based on Andrea's expectations of future income.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2002 (the "2002 Second Quarter") compared to the three months ended

June 30, 2001 (the "2001 Second Quarter") and for the six months ended June 30, 2002 (the "2002 First Half") compared to the six months ended June 30, 2001 (the "2001 First Half") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

     Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

     -    the volume of sales of our products;

     -    the cost of development of our products;

     -    the mix of products we sell;

     -    the mix of distribution channels we use;

     -    the timing of our new product releases and those of our competitors;

     - fluctuations in the computer and communications hardware and software marketplace;

     -    fluctuations in Department of Defense spending/funding; and

     -    general economic conditions.

     We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular period will not be significantly lower than in other periods. Our revenues for the 2002 Second Quarter, were approximately $1.8 million compared to approximately $2.6 million in the 2001 Second Quarter. Net loss applicable to common shareholders for the 2002 Second Quarter was approximately $1.8 million, or $0.10 per share on a diluted basis, versus net loss applicable to common shareholders of approximately $2.5 million, or $0.17 per share on a diluted basis, for the Second Quarter 2001. Our revenues for the 2002 First Half were approximately $3.6 million compared to approximately $5.2 million in the 2001 First Half. For the 2002 First Half, we had a net loss attributable to common shareholders of approximately $3.7 million compared to a net loss attributable to common shareholders of $5.2 million in the 2001 First Half. In response to significant declines in our sales of Andrea Anti-Noise Products as a result of increased competition with respect to a specific customer channel, as well as our overall shift in strategic direction to deliver digital, far-field microphone solutions, during the fourth quarter of 2001, we recorded restructuring charges of approximately $4.5 million. This restructuring is expected to result in further decreases in sales, on a comparable period basis, during the remainder of fiscal 2002. We are examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. But to remain competitive, we intend to continue incurring substantial research and development, marketing and general and administrative expenses. We may not be able to easily and quickly reduce these expenses if our sales revenue continues to fall below our expectations and, therefore, our net income or loss may be disproportionately affected by any further reduction in sales revenue. Furthermore, our acquisition in 1998 of Lamar resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). As a result of these factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting from the American Stock Exchange or inability to continue operations.

     In recent years, we have sustained significant operating losses. We have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. Additionally, Andrea's funding and capital raising efforts could trigger change in control payments due to certain executive officers of Andrea under their employment contracts, or redemptions of Andrea's Series B and Series C Redeemable Convertible Preferred Stock. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange.

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

We face the risk that Andrea could be required to redeem the Series C Redeemable Convertible Preferred Stock

     On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events, including the announcement of a major transaction, as defined in the Certificate of Amendment, or upon certain other triggering events. On March 25, 2002, Andrea announced that a triggering event had occurred and that Andrea was seeking a waiver from the Series C Preferred Stock holders. A final agreement regarding the waiver arrangement was reached on March 28, 2002. The waiver related to the existing triggering event, as well as certain possible future triggering events, however, will be null and void upon the earlier of April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the waiver and related documents, and the first date on which Andrea is insolvent.

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

     Given that the waiver granted by the Series C Preferred Stock holder does not cover all triggering events that could require the redemption of the Series C Preferred Stock, and that the waiver will be null and void in the event Andrea fails to comply in any material respect with the terms of the agreements relating to the waiver, among other things, there is a risk that the Series C Preferred Stock holder could declare a triggering event that would trigger the redemption rights. If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a new waiver from the holder of the Series C Preferred Stock. If no such waiver can be obtained, Andrea's ability to continue its current operations will be materially adversely affected and if Andrea has insufficient funds to redeem the Series C Preferred Stock, it could result in Andrea's inability to meet its operating obligations and, consequently, delisting from the American Stock Exchange.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution.

     Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 70,000,000 shares of common stock presently authorized, 19,086,098 were outstanding as of August 16, 2002. This does not include 5,732,375 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan. In addition, this does not include 15,376,413 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants. Furthermore, in May 1998, we issued 1,800,000 shares of common stock as part of the consideration for our acquisition of Lamar Signal Processing, Ltd. Trading restrictions on these 1,800,000 shares have expired and are subject to demand and piggyback registration rights. To date, 920,880 of the 1,800,000 shares have been registered for sale under the Securities Act of 1933.

Conversions of our Series B convertible preferred stock and Series C convertible preferred stock may result in substantial dilution to other holders of our common stock.

     As of August 16, 2002, we had 120 shares of Series B convertible preferred stock and 750 shares of Series C convertible preferred stock outstanding. Both the Series B convertible preferred stock and the Series C convertible preferred stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

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

     The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 120 shares of Series B Convertible Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% additional amount is paid in cash:

                              Number of Shares of Common Stock    Percentage of Outstanding Common
     Conversion Price            Issuable Upon Conversion/(1)/                Stock/(2)/
---------------------------  ----------------------------------  ----------------------------------
          $0.50                         2,400,000                                11%
          $1.50                           800,000                                 4%
          $2.50                           480,000                                 2%
          $3.50                           342,857                                 2%
          $4.50                           266,667                                 1%
          $5.50                           218,182                                 1%
          $6.50                           184,615                                 1%

(1) The Series B Holder is prohibited from converting its holdings of the Series B convertible preferred stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion. The numbers in this column do not reflect these limitations.

(2) Based on 19,086,098 shares of common stock outstanding as of August 16, 2002.

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

                              Number of Shares of Common Stock        Percentage of Outstanding Common
     Conversion Price          Issuable Upon Conversion/(1)/                     Stock/(2)/
         $ 0.25                     30,000,000                                     61%
         $ 0.30                     25,000,000                                     57%
         $ 0.35                     21,428,571                                     53%
         $ 0.40                     18,750,000                                     50%
         $ 0.45                     16,666,667                                     47%
         $ 0.50                     15,000,000                                     44%
         $0.555                     13,513,514                                     41%

(1) The Series C Holder is prohibited from converting its holdings of the Series C convertible preferred stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2) Based on 19,086,098 shares of common stock outstanding as of August 16, 2002.

     The following table illustrates the varying amounts of shares of Common Stock that would be issuable upon conversion of all 120 outstanding shares of Series B convertible preferred stock and all 750 outstanding shares of

     Series C convertible preferred stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that all additional amounts are paid in cash:

                             Number of Shares of Common Stock       Percentage of Outstanding Common
     Conversion Price       Issuable Upon Conversion/(1)(2)(3)/                Stock/(4)/
          $  .35                      24,857,143                                  57%
          $  .45                      19,333,333                                  50%
          $  .50                      17,400,000                                  48%
          $ .555                      15,675,676                                  45%
          $ 1.50                      14,313,514                                  43%
          $ 2.50                      13,993,514                                  42%
          $ 3.50                      13,856,371                                  42%
          $ 4.50                      13,780,180                                  42%
          $ 5.50                      13,731,695                                  42%

(1) The calculation assumes that the conversion price of the Series B and Series C convertible preferred stock are the same at the assumed conversion prices of $ .35, $ .45 and $ .50. This could only occur if the market price of Andrea's Common Stock declines, and at a future reset date, the conversion price of the Series C adjusts to the then prevailing market price (the current fixed conversion price of the Series C is $ .555, and such conversion price is fixed unless adjusted downward at a future reset date).

(2) The calculation assumes that for any conversion of the Series B convertible preferred stock when the prevailing market price is above $ 0.555, the Series C would still be converted at its maximum conversion price of $ 0.555.

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

(4) Based on 19,086,098 shares of common stock outstanding as of August 16, 2002.

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

If we fail to market and commercialize our Andrea DSP Microphone and Software, Andrea Anti-Noise, or Andrea Aircraft Communications products, our revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

     Our business, results of operations and financial condition depend on successful commercialization of our Andrea DSP Microphone and Software and Andrea Anti-Noise products and technologies. Since we began sales of the initial Andrea Anti-Noise products in 1995, we have developed and introduced new products in this line. We introduced our first Andrea Digital Super Directional Array products in 1998 and we are initially targeting these and our other Andrea DSP Microphone and Software products at the desktop computer market, the market for computer-based automobile monitoring and control systems for use by drivers and passengers, and the mobile device market. In addition, we recently developed and introduced a new aircraft intercom system aimed at increasing overall manufacturability as well as to enable future implementations of our Andrea DSP Microphone and Software technologies. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries.

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

     Further, the markets for our products and technologies are characterized by evolving industry standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, our Aircraft Communications business segment is subject to the Federal Aviation Administration (FAA). We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

If our marketing collaborators do not effectively market their products with which our products are included or incorporated, our sales growth could be adversely affected.

     We have entered into collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea DSP Microphone and Software products through inclusion or incorporation with the products of our collaborators. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators to market their products with which our products are included or incorporated. Our collaborators may not successfully market these products. In addition, our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies, and we have no control over their marketing efforts. Furthermore, our collaborators may develop their own microphone, earphone or headset products that may replace our products or technologies or to which they may give higher priority.

If we fail to maintain sales of Aircraft Communication Products to the U.S. Government, we would experience a material adverse effect on our business, results of operations and financial condition.

     We are substantially dependent on product sales to the U.S. Government. During the Second Quarter 2002, the U.S. Government accounted for 18% of our net sales. The U.S. Government is not obligated to continue to purchase these products and is free to purchase similar products from our competitors. Our failure to maintain sales of Aircraft Communication Products to the U.S. Government would have a material adverse effect on our business, results of operations and financial condition.

Shortages of, or interruptions in, the supply of more specialized components for our products could have a material adverse effect on our sales of these products.

     We conduct assembly operations at our facilities in New York and Israel and through subcontractors using purchased components. Some specialized components for the Andrea Anti-Noise, Aircraft Communications and Andrea DSP Microphone products, such as microphones, digital signal processing boards and special switches, are available from a limited number of suppliers and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases.

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

     We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three months ended June 30, 2002, sales to customers outside the United States accounted for approximately 12% of our net sales. International sales and operations are subject to a number of risks, including:

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

     To date, we have invoiced our international sales in U.S. dollars, and have not engaged in any foreign exchange or hedging transactions. We may not continue to be able to invoice all of our sales in U.S. dollars and to avoid engaging in foreign exchange or hedging transactions. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition or require us to incur hedging costs to counter such fluctuations.

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

     Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain highly qualified managers and technical personnel. As of the date of this filing, the Company is in the process of negotiating contracts with each of Douglas J. Andrea, Chairman of the Board of Directors, Christopher P. Sauvigne, President and Chief Executive Officer and Richard A. Maue, Chief Financial Officer. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future.

Results Of Operations

     Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001 and Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Sales

     Sales for the 2002 Second Quarter were $1,770,359, a decrease of 32% from sales of $2,617,929 for the 2001 Second Quarter. Sales for the 2002 First Half were $3,569,650, a decrease of 32% from the 2001 First Half sales of $5,233,568. The decrease in sales for the 2002 Second Quarter reflects an approximate 43% decrease in sales of Andrea Anti-Noise Products to $663,308, or 38% of total sales, an approximate 44% decrease of Aircraft Communications Product to $729,643, or 41% of total sales, both partially offset by an approximate 183% increase in sales of our Andrea DSP Microphone and Software Products, to $377,408, or 21% of total sales. The decrease in sales for the 2002 First Half reflects an approximate 50% decrease of Andrea Anti-Noise Products to $1,252,902, or 35% of total sales, an approximate 22% decrease of Aircraft Communications Product to $1,824,334, or 51% of total sales, both partially offset by an approximate 23% increase in sales of our Andrea DSP Microphone and Software Products, to $492,414, or 14% of total sales.

     The primary reason for the decreases in sales of Andrea Anti-Noise Product is due to our decision, during the fourth quarter 2001, to exit from an unprofitable, PC OEM/retail headset channel within Andrea's Anti-Noise Headset product segment. This customer channel included IBM, and for the Second Quarter 2002, sales to IBM and certain of IBM's affiliates, such sales representing contractual obligations which we accepted during 2001, accounted for approximately 8.5% of our total sales, or $150,503. This reflects an approximate 77% decrease from $648,157 for the Second Quarter 2001.

     The decreases in our Aircraft Communication Product revenues is primarily a result of a decrease in U.S. Department of Defense funding which affected programs where Andrea's products are used, primarily during 2002 Second Quarter. For the 2002 Second Quarter, sales of our Aircraft Communications Products to the U.S. Government accounted for approximately 18% of our total sales.

     The increases in sales of Andrea DSP Microphone and Software Products is primarily due to licensing revenue recognized during the Second Quarter 2002 associated with the Company's agreements with Analog Devices.

Cost of Sales

     Cost of sales as a percentage of sales for the 2002 Second Quarter decreased to 65% from 72% in the 2001 Second Quarter. Cost of Sales as a percentage of sales for the 2002 First Half decreased to 65% from 72% for the 2001 First Half. These decreases primarily reflect the impact of the significant changes in the composition of our revenues as described under "Sales" above, in particular, the increase in high-margin license revenues associated with the Company's agreements with Analog Devices (primarily attributable to the 2002 Second Quarter), coupled with the decreases in sales of low-margin Andrea Anti-Noise Products.

Research and Development

     Research and development expenses for the 2002 Second Quarter increased 1% to $886,534 from $881,384 for the 2001 Second Quarter. Research and development expenses for the First Half were $1,792,356, a decrease of 5% from the 2001 First Half research and development expenses of $1,880,284. The decrease in the First Half is due primarily to cost reduction efforts realized on a comparable 2002 First Quarter basis, offset, to an extent, by a reallocation of resources from general and administrative activities to research and development during the 2002 First

Half. DSP Microphone and Software Technology efforts were $725,623, or 82% of total research and development expenses, Aircraft Communications technology efforts were $107,112, or 12% of total research and development expenses and Andrea Anti-Noise Product efforts were $53,799, or 6% of total research and development expenses. With respect to DSP Microphone and Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea's digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. We believe that the acquisition of Lamar significantly reinforces our position in digital signal processing by extending our marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is preferred to other known DSP-based technologies in the market, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

     General, administrative and selling expenses for the 2002 Second Quarter decreased 38% to $1,423,585 from $2,308,755 for the 2001 Second Quarter. General, administrative and selling expenses for the 2002 First Half were $2,922,450 a decrease of 37% from the 2001 First Half general, administrative and selling expenses of $4,622,098. These decreases are primarily due to cost reduction efforts, as well as our adoption, on January 1, 2002, of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS"). Under FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment from time to time. The adoption of this pronouncement resulted in a decrease of $282,047 and $564,093 in amortization expense for the 2002 Second Quarter and 2002 First Half, respectively, when compared to the same periods in the prior year. Notwithstanding the beneficial impact of this pronouncement to our 2002 Second Quarter and 2002 First Half, goodwill and intangible assets which are no longer subject to periodic amortization will be reviewed for impairment as part of a transitional assessment and from time to time (at least annually) thereafter, and such reviews may result in adjustments that would negatively impact future operating results.

Other Income (Expense)

     Other income for the 2002 Second Quarter was $3,084 compared to other income of $77,288 for the 2001 Second Quarter. Other income for the 2002 First half was $36,781 compared to other income of $146,759 for the 2001 First Half. These declines are a result of unfavorable market conditions for our invested cash balances (which were also substantially lower) experienced in the 2002 First Half.

Provision for Income Taxes

     We did not record income tax expense for either the 2002 or 2001 Second Quarter in light of the net loss recorded for both periods. Furthermore, the realization of a portion of our reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. We will be continually re-assessing our reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea's expectations of future earnings. To the extent we believe that, more likely than not, previously reserved deferred tax assets will be realized, we will reduce the reserve accordingly. With respect to our ongoing efforts to raise capital, certain transactions may occur in the future which could change our determination of the amount of our valuation allowance.

Net Income (Loss)

     Net loss for the 2002 Second Quarter was $1,683,752 compared to a net loss of $2,367,680 for the 2001 Second Quarter. Net loss for the 2002 First Half was $3,421,244, compared to a net loss of $4,914,167 for the 2001 First Half. The levels of net loss for the 2002 Second Quarter and 2002 First Half principally reflect the factors described above.

Liquidity And Capital Resources

     Andrea's principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions and potential industry partners. At June 30, 2002, we had cash and cash equivalents of $4,452,829 compared with $3,724,130 at December 31, 2001. The balance of cash and cash equivalents at June 30, 2002 is primarily a result of our recently executed license transactions with Analog Devices, Inc.

     Working capital at June 30, 2002, was $5,111,654 compared to $5,630,915 at December 31, 2001. The decrease in working capital reflects increases in total current assets and total current liabilities of $1,014,502, and $1,533,763, respectively. The increase in total current assets reflects an increases in cash and cash equivalents of $728,699, an increase in accounts receivable of $702,152 (such increase is primarily a result of our license agreements with Analog Devices, Inc.), a decrease in inventory of $289,566, and a decrease in prepaid expenses and other current assets of $126,783. The increase in total current liabilities reflects a decrease in trade accounts payable of $180,084, a decrease in current portion of long-term debt of $84,325, a decrease of $101,655 in accrued restructuring charges, an increase of $1,408,459 in deferred revenue and an increase of $491,368 in other current liabilities.

     The increase in cash from December 31, 2001 to the period ending June 30, 2002 of $728,699 reflects $949,661 of net cash provided by operating activities, $125,834 of cash used in investing activities and $95,128 of cash used in financing activities.

     The cash provided by operating activities, excluding non-cash charges, is attributable to the $3,421,244 net loss for the 2002 Second Quarter, a $702,152 increase in accounts receivable, a $289,566 decrease in inventory, a $4,569 decrease in prepaid and other current assets, a $138,173 increase in intangible and other assets, a $180,084 decrease in accounts payable, a $101,655 decrease in accrued restructuring charges, a $3,823,667 increase in deferred revenue and a $403,621 increase in other current and long-term liabilities. The increase in accounts receivable and deferred revenue reflects the impact of our license agreements with Analog Devices, Inc. The decrease in inventory, as well as the decrease in accounts payable and the increase in other current and long-term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to Andrea's various product lines.

     The cash used in investing activities is attributable to capital expenditures consisting of manufacturing dies and molds and, to a lesser extent, upgrades in our existing computer systems.

     We believe that it will be necessary to raise additional working capital to support operations. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. Andrea has incurred significant losses in each of the last three fiscal years. In the year ended December 31, 2001, Andrea incurred losses from operations, excluding the impact of restructuring charges, of $9.3 million, and used $4.5 million in cash from its operating activities. Management expects that operating losses and negative cash flows will continue at least through Fiscal 2002 as Andrea continues to market its products and technologies. Notwithstanding, in December 2001 and March 2002, we entered into two agreements with Analog Devices, Inc. whereby Analog Devices is obligated to pay us a total of $5 million in license fees during calendar 2002 (which generated positive operating cash flow in the 2002 First Half). As of June 30, 2002, and in accordance with our agreements, we received $3 million of these license fees. If we fail to develop revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to either significantly reduce our current operating expenses and/or operations or we may have to relinquish our products, technologies or markets. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

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

     None.

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       99.1 Chief Executive Officer Certification

       99.2 Chief Financial Officer Certification

(b)  Reports on Form 8-K

     On August 12, 2002, the Company filed a Current Report on Form 8-K reporting that Arthur Andersen LLP was no longer its independent accountant and that PricewaterhouseCoopers LLP had been engaged as the Company's independent accountants.

     On August 15, 2002, the Company filed a Current Report on Form 8-K reporting that it had dismissed PricewaterhouseCoopers LLP as its independent accountants.

     On August 15, 2002, the Company filed a Current Report on Form 8-K reporting that Marcum & Kliegman LLP had been engaged as the Company's independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA ELECTRONICS CORPORATION

   /s/ Christopher P. Sauvigne           Chief Executive Officer and President     August 19, 2002
   ---------------------------------
   Christopher P. Sauvigne

   /s/ Richard A. Maue                   Executive Vice President, Chief           August 19, 2002
   ---------------------------------        Financial Officer, and Secretary
   Richard A. Maue