Form 10-Q
period 2002-09-30
ANDREA ELECTRONICS CORP
filed 2002-11-14
CIK 6494

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002


                                          OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____________ to ____________

                                Commission file number 1-4324

                                          --------

                                ANDREA ELECTRONICS CORPORATION
                     ----------------------------------------------------

                    (Exact name of registrant as specified in its charter)


              New York                                              11-0482020
-----------------------------------                  --------------------------------------
  (State or other jurisdiction of                     (I.R.S. employer identification no.)
   incorporation or organization)

45 Melville Park Road, Melville, New York                              11747
------------------------------------------                      --------------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:                 631-719-1800
                                                    --------------------------------------



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of November 12, 2002, there are 20,043,864 common shares outstanding.

ITEM 1.  FINANCIAL STATEMENTS


                   ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,           December 31,


                                                                                              2002                   2001

                                                                                        -----------------      -----------------
                                                                                           (unaudited)             (audited)
                                       ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                                                               $  4,711,370          $  3,724,130
     Accounts receivable, net of allowance for doubtful accounts of $70,848 and
     $176,292                                                                                     558,858             2,094,146
     Inventories                                                                                3,617,130             3,389,729
     Prepaid expenses and other current assets                                                    398,737               547,892
                                                                                             ------------          ------------
              Total current assets                                                              9,286,095             9,755,897
PROPERTY AND EQUIPMENT, net                                                                       586,152               811,392
DEFERRED INCOME TAXES                                                                               -                 1,806,615
GOODWILL                                                                                       12,458,872            12,317,843
INTANGIBLE ASSETS                                                                               8,397,648             8,969,950
OTHER ASSETS                                                                                      285,811               357,962
                                                                                             ------------          ------------
              Total assets                                                                   $ 31,014,578          $ 34,019,659
                                                                                             ============          ============
                       LIABILITIES, REDEEMABLE SECURITIES,
                             AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Trade accounts payable                                                                  $    959,765          $  1,147,160
     Current portion of long-term debt                                                             31,364               158,802
     Accrued restructuring charges                                                                388,593               499,724
     Deferred revenue                                                                           1,666,680               258,221
     Other current liabilities                                                                  2,780,712             2,061,075
                                                                                             ------------          ------------
              Total current liabilities                                                         5,827,114             4,124,982
LONG-TERM DEBT                                                                                     21,681                37,619
DEFERRED REVENUE                                                                                2,796,634               741,779
OTHER LIABILITIES                                                                                  34,871                41,509
                                                                                             ------------          ------------
              Total liabilities                                                                 8,680,300             4,945,889
                                                                                             ------------          ------------
COMMITMENTS AND CONTIGENCIES                                                                        -                     -
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized:
   1,000 shares; issued and outstanding: 86 and 249 shares, respectively;
   liquidation value:  $860,000 and $2,490,000, respectively                                      839,546             2,421,009
                                                                                             ------------          ------------
SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized:
   1,500 shares; issued and outstanding: 750 shares; liquidation value:
   $7,500,000                                                                                   7,383,615             7,364,011

                                                                                             ------------          ------------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued
         and outstanding                                                                            -                     -
     Common stock, $.50 par value; authorized: 70,000,000 shares; issued and
         outstanding: 20,011,948 and 16,308,968 shares, respectively                           10,005,974             8,154,484
     Additional paid-in capital                                                                54,479,117            54,642,571
     Deferred stock compensation                                                                  (95,857)              (52,334)
     Accumulated deficit                                                                      (50,278,117)          (43,455,971)
                                                                                             -------------         -------------
              Total shareholders' equity                                                       14,111,117            19,288,750
                                                                                             ------------          ------------
              Total liabilities, redeemable securities, and shareholders' equity             $ 31,014,578          $ 34,019,659
                                                                                             ============          ============

              See Notes to Condensed Consolidated Financial Statements

                   ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                       For the Three Months Ended                   For the Nine Months Ended

                                                   ------------------------------------        ------------------------------------

                                                              September 30,                               September 30,
                                                        2002                  2001                  2002                   2001
                                                   --------------        --------------        -------------           ------------
REVENUES
     Net product revenues                             $1,009,676            $2,937,199            $4,402,993            $8,170,767
     License revenues                                    360,353                -                    536,686                -
                                                     -----------           -----------           -----------           -----------

             Total revenues, net                      $1,370,029            $2,937,199            $4,939,679            $8,170,767

COST OF SALES                                            671,631             2,105,848             2,984,500             5,897,960
                                                     -----------           -----------           -----------           -----------

              Gross profit                               698,398               831,351             1,955,179             2,272,807

RESEARCH AND DEVELOPMENT EXPENSES                        884,772               774,108             2,677,128             2,654,392

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES           1,391,966             2,117,360             4,314,416             6,739,458
                                                     -----------           -----------           -----------           -----------
              Loss from operations                    (1,578,340)           (2,060,117)           (5,036,365)           (7,121,043)
                                                     ------------          ------------          ------------          ------------
OTHER (EXPENSE) INCOME:
     Interest (expense) income, net                      (30,756)               (3,365)              (13,538)              117,505
     Other                                                14,809                (5,669)               34,372                20,220
                                                     -----------           -----------           -----------           -----------
                                                         (15,947)               (9,034)               20,834               137,725
                                                     ------------          ------------          -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                (1,594,287)           (2,069,151)           (5,015,531)           (6,983,318)

PROVISION FOR INCOME TAXES                             1,806,615                 -                 1,806,615                 -
                                                     -----------           -----------           -----------           -----------
              Net loss                               $(3,400,902)          $(2,069,151)          $(6,822,146)          $(6,983,318)
                                                     ============          ============          ============          ============

PREFERRED STOCK DIVIDENDS                                115,328               140,755               357,854               430,653

NON-CASH CHARGE ATTRIBUTABLE TO BENEFICIAL
CONVERSION FEATURE                                        -                  7,500,000                 -                 7,500,000
                                                     -----------           -----------           -----------           -----------
              Net loss attributable to
                common shareholders                  $(3,516,230)          $(9,709,906)          $(7,180,000)         $(14,913,971)
                                                     ============          ============          ============         =============

PER SHARE INFORMATION:

Net Loss Per Share:
     Basic and Diluted                                     $(.18)                $(.64)                $(.39)               $(1.00)
                                                     ============          ============          ============         =============

Shares used in computing net loss per share:
     Basic and Diluted                                19,216,925            15,137,578            18,356,233            14,848,707
                                                     ===========           ===========           ===========          ============

              See Notes to Condensed Consolidated Financial Statements

                  ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  For the Nine Months Ended September 30, 2002

                                  (UNAUDITED)

                                                         Shares                          Additional      Deferred Stock
                                                      Outstanding     Common Stock    Paid-In Capital    Compensation
                                                      -----------     ------------    ---------------    --------------
BALANCE, January 1, 2002                               16,308,968       $8,154,484      $54,642,571         $(52,334)
  Conversions of Series B Redeemable
      Convertible Preferred Stock, net
      of related costs                                  3,365,480        1,682,740           91,450             -

  Preferred stock dividends                                 -                -             (357,854)            -
  Employee Stock Grant                                    337,500          168,750           60,750         (229,500)
  Option Grant to Consultants                               -                -               42,200          (42,200)
  Amortization of deferred stock compensation               -                -               -               200,589
  Amortization of Option Grant to Consultants               -                -               -                27,588
  Net loss                                                  -                -               -                  -
                                                      -----------     ------------    --------------     -------------
BALANCE, September 30, 2002                            20,011,948      $10,005,974      $54,479,117         $(95,857)

                                                      ===========     ============    ==============     =============

                                                                          Total
                                                       Accumulated    Shareholders'
                                                         Deficit         Equity
                                                      -------------   ------------
BALANCE, January 1, 2002                              $(43,455,971)   $19,288,750
  Conversions of Series B Redeemable
      Convertible Preferred Stock, net
      of related costs                                      -           1,774,190

  Preferred stock dividends                                 -            (357,854)
  Employee Stock Grant                                      -               -
  Option Grant to Consultants                               -               -
  Amortization of deferred stock compensation               -             200,589
  Amortization of Option Grant to Consultants               -              27,588
  Net loss                                              (6,822,146)    (6,822,146)
                                                      -------------   ------------
BALANCE, September 30, 2002                           $(50,278,117)    14,111,117
                                                      =============   ============


              See Notes to Condensed Consolidated Financial Statements

                ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                                                        For the Nine Months Ended
                                                                                              September 30,

                                                                                    ----------------------------------

                                                                                        2002                  2001

                                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                          $(6,822,146)          $(6,983,318)
     Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:

             Non-cash stock compensation expense                                         228,177                 5,760
             Depreciation and amortization                                               936,081             2,048,841
             Deferred income taxes                                                     1,806,615                 -
             Change in:
               Accounts receivable, net                                                1,535,288             1,729,912
               Inventories, net                                                         (227,401)              156,714
               Prepaid expenses and other current assets                                 149,155              (209,062)
               Other assets                                                               72,151                62,183
               Trade accounts payable                                                   (187,395)             (370,386)
               Accrued restructuring charges                                            (111,131)                -
               Deferred revenue                                                        3,463,314                 -
               Other current and long-term liabilities                                   567,476               245,143
                                                                                     -----------           -----------
                  Net cash provided by (used in) operating activities                  1,410,184            (3,314,213)
                                                                                     -----------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                  (132,686)             (108,313)
   Patents and trademarks                                                               (146,882)             (361,661)
                                                                                     ------------          ------------
                  Net cash used in investing activities                                 (279,568)             (469,974)
                                                                                     ------------          ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of debt obligations                                                         (143,376)             (601,717)
   Proceeds from issuance of common stock upon exercise of stock options,
       net of related costs                                                                -                    16,483
                                                                                     -----------           -----------
                  Net cash used in financing activities                                 (143,376)             (585,234)
                                                                                     ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     987,240            (4,369,421)

CASH AND CASH EQUIVALENTS, beginning of period                                         3,724,130             9,151,835
                                                                                     -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                             $ 4,711,370           $ 4,782,414
                                                                                     ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:

     Conversion of Series B Redeemable Convertible Preferred Stock and

         related accrued dividends into common stock                                 $ 1,774,190            $2,204,740
                                                                                     ===========            ==========
     Stock grant to employees                                                        $   229,500            $   32,250
                                                                                     ===========            ==========
     Option grant to consultant                                                      $    42,400            $    -
                                                                                     ===========            ==========

              See Notes to Condensed Consolidated Financial Statements

                      ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES


                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries ("Andrea"). All intercompany balances and transactions have been eliminated in consolidation.

     These unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly, they do not include all of the information and footnotes normally provided in annual financial statements.

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

     Management Estimates - Among other things, estimates are used in accounting for allowances for bad debts, inventory obsolescence, restructuring reserves, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily goodwill and intangible assets), contingencies, revenue recognition as well as the recording and presentation of our convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

     Andrea believes that adequate disclosures are made to keep the information fairly presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea's annual report on Form 10-K for the year ended December 31, 2001.

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

     Revenue Recognition - Non software-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales, the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to license revenues, Andrea recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." License revenue is recognized based on the terms and conditions of individual contracts (see
     Note 10). In addition, fee-based services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements.

2. Deferred Tax Assets - Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("FAS 109") requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.

     FAS 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Pursuant to a change in circumstances during the third quarter, which caused a change in our judgment regarding the realizability of deferred tax assets, and after considering all other positive and negative evidence (including, in particular, cumulative losses in recent years) available to us at September 30, 2002, we concluded that it was appropriate to record a full valuation allowance against our net deferred tax assets. As a result, we recorded an additional valuation allowance of $1.8 million for the quarter ended September 30, 2002. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets.

3. Earnings Per Common Share - Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. The following chart provides a reconciliation of information used in calculating the per share amounts:

                                                For the Three Months Ended                  For the Nine Months Ended
                                                      September 30,                               September 30,

                                             ---------------------------------         ----------------------------------

                                                 2002                 2001                  2002                2001
                                             -------------       -------------         -------------      ---------------
Numerator:
     Net loss                                 $(3,400,902)        $(2,069,151)          $(6,822,146)       $  (6,983,318)
     Preferred stock dividends                    115,328             140,755               357,854              430,653
       Non-cash charge attributable
         to beneficial conversion
         feature                                   -                7,500,000                -                 7,500,000
                                              ------------        ------------          ------------       -------------
       Net loss attributable to
         common shareholders                  $(3,516,230)        $(9,709,906)          $(7,180,000)        $(14,913,971)
                                              ============        ============          ============        =============
Denominator:
     Weighted-average common shares
     outstanding - Basic and Diluted/*/        19,216,925          15,137,578            18,356,233           14,848,707
                                              ===========         ===========           ===========         ============
Net loss per share - Basic and
Diluted                                             $(.18)              $(.64)                $(.39)              $(1.00)
                                              ============        ============          ============         ============

*The effect of dilutive securities (stock options, Redeemable Convertible Preferred Stock and warrants) have not been included herein as their inclusion would be anti-dilutive.

4. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea has adopted FAS 142 effective January 1, 2002, and accordingly, those intangible assets that continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Other intangible assets, which do not have indefinite lives (such as core technology), continue to be amortized. As of January 1, 2002, we made an assessment of our intangible assets to identify goodwill separately from other identifiable intangibles. No adjustment was deemed necessary, although the intangible asset "Workforce in Place", which amounted to $141,029, was reclassified as goodwill. In accordance with FAS 142, intangible assets, including purchased goodwill, is evaluated annually for impairment, or more often if circumstances warrant. We performed initial transitional impairment testing of goodwill and intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (step one) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (step two) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. FAS 142 required that an entity complete step one of the transitional goodwill impairment test within six months of adoption, and that if there is an indication that the carrying amount of the net assets of a reporting unit exceeds its fair value, step two must be completed by the end of the fiscal year. In the second quarter of fiscal 2002, we determined that the carrying value of this unit might be greater that its fair value. In order to finalize our determination of fair value, we will require the assistance of a third-party valuation firm. We anticipate completing this analysis during the fourth quarter of 2002.

    The following table presents adjusted net loss and net loss per share data restated to include the pro forma retroactive impact of the adoption of FAS 142:

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,

                                                          -------------------------------- -------------------------------

                                                               2002            2001             2002             2001
                                                          -------------   -------------    ------------    ---------------
Reported Net Loss attributable to common shareholders     $ (3,516,230)   $ (9,709,906)    $ (7,180,000)   $ (14,913,971)
Goodwill and Workforce in Place Amortization                    -              282,047           -               846,141
                                                          --------------  -------------    ------------    ---------------
Adjusted Net Loss                                         $ (3,516,230)   $ (9,427,859)    $ (7,180,000)   $ (14,067,830)
                                                          ==============  =============    ============    ===============

Net Loss Per Share - Basic and Diluted                           $(.18)          $(.64)           $(.39)          $(1.00)

Goodwill and Workforce in Place Amortization                    -                  .02           -                   .06
                                                          --------------  -------------    ------------    ---------------

Adjusted Net Loss Per Common Share                               $(.18)          $(.62)           $(.39)           $(.94)
                                                          ==============  =============    ============    ===============

Weighted-average common shares outstanding - Basic and
Diluted                                                     19,216,925      15,137,578       18,356,233       14,848,707
                                                          ==============  =============    ============    ===============

The changes in the carrying amount of Goodwill and Intangible assets during the nine months ended September 30, 2002 were as follows:

                                                                    Core           Trademarks and     Workforce in
                                                 Goodwill        Technology           Patents             Place          Totals
                                                -----------     -------------     ----------------   --------------   ------------
Balance as of December 31, 2001                 $12,317,843      $ 8,326,587         $ 502,334          $141,029      $21,287,793
Additions during the period                          -                -                146,882              -             146,882
Reclassifications                                   141,029           -                  -              (141,029)           -
Amortization                                         -              (550,581)          (27,574)             -            (578,155)
                                                -----------      ------------        ----------         ---------     ------------
Balance as of September 30, 2002                $12,458,872      $ 7,776,006         $ 621,642          $   -         $20,856,520
                                                ===========      ===========         =========          =========     ===========


     Intangible assets as of September 30, 2002 and December 31, 2001 consisted of the following:

                                                        September 30,           December 31,
                                                            2002                   2001
                                                       ---------------         -------------
Core Technology                                           $7,776,006            $8,326,587
Trademarks and Patents                                       621,642               502,334
Workforce in Place                                           -                     141,029
                                                          ----------            ----------
Total Intangible Assets                                   $8,397,648            $8,969,950
                                                          ==========            ==========

     Amortization of core technology is expected to be approximately $734,000 a year for the next 11 years. Trademarks and Patents are amortized using the straight-line method over 17 years.

5. Inventories are stated at the lower of cost (on a first in, first out) or market.

                                          September 30,           December 31,
                                              2002                   2001
                                        -----------------      ----------------
Raw materials                           $      2,308,079       $      2,000,375
Work-in-process                                  294,381                130,167
Finished goods                                 1,794,629              1,845,720
                                        ----------------       ----------------
                                               4,397,089              3,976,262

Less: reserve for obsolescence                  (779,959)              (586,533)
                                        ----------------       ----------------
                                        $      3,617,130       $      3,389,729
                                        ================       ================



6.   New Accounting Pronouncements - In August
     2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001. The impact of adopting this standard was not material to the financial statements.

     On April 30, 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 63, Amendments of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 eliminates the requirement that gains and losses from the extinguishment of the debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to Andrea.

     SFAS No. 146, " Accounting for Costs Associated with Exit of Disposal Activities" ("FAS 146"), provides guidance on the recognition and measurement of liabilities for cost associated with the exit of disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Andrea is currently reviewing FAS 146 to determine the impact upon adoption.

7. Restructuring Accrual - During the fourth quarter of fiscal 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Headset Product segment. The restructuring charge was recorded as accrued restructuring charges or as a reduction of assets, as applicable. During the first nine months of fiscal 2002, we made payments of $111,131, which reduced the restructuring liability that had been established during the fourth quarter of fiscal 2001. As of September 30, 2002, there were no material revisions to the plan, exit costs, or the anticipated timing of our plan's execution.

8. Series B Redeemable Convertible Preferred Stock - On September 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), and a warrant covering 75,000 shares of Andrea's Common Stock. Each of the 750 shares of Series B Preferred Stock has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock at a conversion price equal to the lower of $8.775 (the "Maximum Conversion Price") and the average of the two lowest trade prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the "Market Price"), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

     All of the Series B Preferred Stock is currently convertible into Andrea's Common Stock, and Andrea has reserved 3,560,152 shares of Common Stock for issuance upon conversion.

     Upon the announcement of a major transaction, as defined in Andrea's Certificate of Incorporation, the holders of the Series B Preferred Stock have the right to require Andrea to redeem all or a portion of the holders' Series B Preferred Stock at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, and depending on Andrea's control over such events, the holders of Series B Preferred Stock may have the right to require Andrea to (i) redeem all or a portion of the Series B Preferred Stock at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement, or (ii) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price.

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

     In the nine-month period ended September 30, 2002, the following number of shares of Series B Preferred Stock, together with related accrued dividends, were converted:



                                             Number of Series B                                 Number of
                  Date of Conversion           Preferred Stock           Conversion              Common
                                                  Converted                 Price                Shares
                ------------------------    ----------------------     ----------------    -------------------
                January 11, 2002                     40                       $0.59               747,657
                March 15, 2002                       37                       $0.51               805,075
                May 22, 2002                         52                       $0.655              886,898
                September 17, 2002                   34                       $0.415              925,850
                                                     --                                           -------

                Total                               163                                         3,365,480
                                                    ===                                         =========


     The original value of the warrants upon issuance was $348,457. As of September 30, 2002, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrants of $20,454. Due to the redemption features described above, the Series B Preferred Stock is presented outside of shareholders' equity in the accompanying condensed consolidated balance sheets.

 9. Series C Redeemable Convertible Preferred Stock - On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of the 750 shares of Series C Preferred Stock (par value $0.01 per share) has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock (par value $0.50 per share) at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date, for the first nine months. The conversion price reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea's Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. As of September 30, 2002, all of the Series C Preferred Stock is currently convertible into Andrea's Common Stock, and Andrea has reserved 10,890,411 shares of Common Stock for issuance upon conversion of the shares of the Series C Preferred Stock. On October 10, 2002, 81.24% of one share of the Series C Preferred Stock was converted into 31,916 shares of Common Stock at a conversion price of $0.28.

     In accordance with EITF Issue 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments", in the third quarter of 2001, Andrea recorded a non-cash charge of $7,500,000 to accumulated deficit. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represented the maximum charge under this standard.

     The original value of the transaction costs upon issuance was $175,000. As of September 30, 2002, the Series C Preferred Stock is recorded net of the unaccreted present value of the transaction costs of $116,385. Due to the redemption features discussed above, the Series C Preferred Stock is presented outside of shareholders' equity in the accompanying condensed consolidated balance sheet.

     Upon the announcement of a major transaction or upon certain triggering events, as defined, the investors have the right to require Andrea to redeem all or a portion of the investors' Series C Preferred Stock at a redemption price equal to the greater of (i) 120% of the Liquidation Value, as defined, or (ii) the product of the applicable conversion rate in effect on the date of the major transaction or the triggering event and the closing bid price of the Common Stock of Andrea on the trading day immediately preceding the major transaction or triggering event or the closing bid price of Andrea's Common Stock on the date the holder's delivery to Andrea of notice. In addition, if Andrea is unable to effect such redemption (i) interest will accumulate on the value of the Series C Preferred Stock that Andrea is unable to redeem at the rate of 2% per month and (ii) the holders of the Series C Preferred Stock are entitled to void their redemption notices and receive a reset of their applicable conversion price.

     On March 15, 2002, Andrea announced that a triggering event had occurred and that as a result of the trigger, the investor had the right to require Andrea to redeem all of the Series C Preferred Stock. The investor has agreed, in a Waiver Agreement, to waive its right to receive the aggregate Triggering Event Redemption Price (as defined in the Certificate of Amendment) (together with any interest and related cash payments or penalties thereon) the investor was otherwise entitled to as a result of the existing triggering event until April 7, 2007. In addition, the investor agreed to waive, until April 7, 2007, its right to receive the aggregate triggering event Redemption Price, as defined, (together with any interest and related cash payments or penalties thereon) with respect to
     (1) any future triggering event relating to additional registration failures, provided that the existing registration statements remain effective and available to the investor for the number of shares covered by such registration statements as of the date of the waiver (less any future sales made pursuant to such registration statements), and (2) any future Triggering Event relating to the delisting of Andrea's Common Stock, provided that the Common Stock is thereafter authorized for trading on the OTC Bulletin Board. In addition, the investor agreed to waive, until April

     7, 2007, Andrea's obligation to register any additional shares and Andrea's obligation to make certain cash payments, if any, for its failure to register any additional shares. Finally, the investor acknowledged that no Maturity Date Redemption Price (as defined) was due on October 10, 2002. The investor's waivers described above shall be null and void immediately, however, upon the earlier of April 7, 2007, if such Triggering Event Redemption Price is not paid on April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the Waiver Agreement, and related agreements entered into between Andrea and the investor (the "Agreements"), and the first date on which Andrea is insolvent.

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

     If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a new waiver from the holders of the Series C Preferred Stock. If the Series C Preferred Stockholders do not consent to such a waiver, Andrea's efforts to obtain additional funding and capital will be materially adversely affected and its ability to continue its current operations will be materially adversely affected.

10. In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices, Inc. ("Analog Devices"). These license agreements relate to Andrea's high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under our agreements with Analog Devices, they paid us a total of $5 million in license fees during the first nine months of 2002. The unamortized portion of the license agreements, as amended, is recorded as deferred revenue ($1,666,680 of which is classified as current and $2,796,634 classified as long-term as of September 30, 2002) in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million which started in the third quarter of 2002.

11.  Commitments And Contingencies-

     Leases - Andrea's corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in June 2008. For the three months and nine months ended September 30, 2002, rent expense under this operating lease was approximately $148,000 and $435,000, respectively. As of September 30, 2002, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

         2002 (fourth quarter of 2002)                      $        192,954
         2003                                                        768,195
         2004                                                        744,021
         2005                                                        657,530
         2006                                                        683,832
         Thereafter                                                1,050,375

                                                            ----------------

                               Total                        $      4,096,907
                                                            ================

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


12. Segment Information- Andrea follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). Performance measurement and resource allocation for our reportable segments are based on many factors. The primary financial measure is income (loss) from operations, which includes the revenues, costs and expenses directly attributable to each segment, as well as an allocation of costs and operating expenses, which are not managed at a segment level, but are shared services such as, for example, general corporate functions and corresponding costs that are determined to be related to the products or services sold for each segment. Income (loss) from operations for our segments excludes any provision for income taxes. Reportable operating segments are determined based on Andrea's management approach. The management approach, as defined by FAS 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Headset Products, (ii) Aircraft Communications Products, and (iii) Andrea DSP Microphone and Audio Software Products. The following represents selected consolidated financial information for Andrea's segments for the three months ended September 30, 2002, and 2001:

                                                                                Andrea DSP
                                                                                Microphone
                                       Andrea Anti-             Aircraft        and Audio
                                      Noise Headset          Communications      Software          September 30,
          Segment Data                   Products              Products          Products             2002
---------------------------------  --------------------  --------------------  ---------------   ----------------
Net sales                               $519,254            $347,116             $503,659          $1,370,029
Income (loss) from operations             25,077             (54,685)          (1,548,732)         (1,578,340)
Depreciation                              41,175              23,177               43,631             107,983




                                                                              Andrea DSP
                                                                              Microphone
                                     Andrea Anti-             Aircraft        and Audio
                                    Noise Headset          Communications      Software           September 30,
        Segment Data                   Products              Products          Products              2001
-------------------------------  -------------------   --------------------  ---------------    ----------------
Net sales                             $1,537,844          $1,201,895           $197,460            $2,937,199
Income (loss) from operations           (365,430)            250,098         (1,944,785)           (2,060,117)
Depreciation                              98,612              27,720             50,756               177,088

     The following represents selected consolidated financial information for Andrea's segments for the nine months ended September 30, 2002, and 2001:

                                                                              Andrea DSP
                                                                              Microphone
                                     Andrea Anti-             Aircraft        and Audio
                                    Noise Headset          Communications      Software           September 30,
        Segment Data                   Products              Products          Products              2002
-------------------------------  --------------------  --------------------  ----------------   ----------------
Net sales                              $1,772,156           $2,171,450          $996,073         $4,939,679
Income (loss) from operations            (350,312)             320,698        (5,006,751)        (5,036,365)
Depreciation                              132,172               72,103           153,651            357,926




                                                                                Andrea DSP
                                                                                Microphone
                                   Andrea Anti-              Aircraft           and Audio
                                  Noise Headset           Communications         Software        September 30,
        Segment Data                Products                 Products            Products             2001
------------------------------  ---------------------  --------------------  ------------------  ---------------
Net sales                           $4,030,262                $3,542,012            $598,493      $8,170,767
Income (loss) from operations       (1,861,075)                1,137,319          (6,397,287)     (7,121,043)
Depreciation                           299,982                   100,605             165,835         566,422




     International revenues are based on the country in which the end-user is located. For the three months ended September 30, 2002 and 2001, sales and accounts receivable by geographic area are as follows:

                                      September 30,         September 30,
              Geographic Data            2002                   2001
            ------------------       ----------------      ---------------


          Sales:

                 United States        $     1,238,137       $     2,513,906
                 Europe                        60,526               136,783
                 Other foreign                 71,366               286,510
                                     -----------------     -----------------
                                     $      1,370,029      $      2,937,199
                                     =================     =================

          Accounts receivable:

                 United States        $       433,492       $     1,576,703
                 Europe                        60,871               102,702
                 Other foreign                 64,495                94,396
                                     -----------------     -----------------
                                     $        558,858      $      1,773,801
                                     =================     =================


For the nine months ended September 30, 2002 and 2001, sales by geographic area are as follows:

                                       September 30,         September 30,
              Geographic Data             2002                   2001
            ------------------       ------------------     -----------------

        Sales:
             United States            $     4,223,722        $     6,549,833
             Europe                           239,420                506,755
             Other foreign                    476,537              1,114,179
                                     ------------------     -----------------
                                     $      4,939,679       $      8,170,767
                                     ==================     =================

     The assets and liabilities of Andrea are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is produced for the Chief Executive or included herein.

13. Concentration of Credit Risk - Sales of Andrea Anti-Noise Headset products to one customer and its affiliates were approximately 2% and 40% of the total sales for the 2002 and 2001 third quarter, respectively, and 7% and 29% for the 2002 and 2001 first nine months, respectively. Sales to the federal government and related subcontractors were approximately 6% and 14% of the total sales for the 2002 and 2001 third quarter, respectively, and 18% and 20% for the 2002 and 2001 first nine months, respectively.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview of Our Products, Technologies and Markets

           We design, develop and manufacture state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications that require high quality, clear voice signals. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications.

           Andrea's products and technologies optimize the performance of speech-based applications and audio applications in primarily the following markets:

           . personal computing (primarily for speech recognition applications and voice communication over the Internet);

           .   audio and video conferencing;

           . in-vehicle communications (to enable untethered, hands-free communication);

           .   military and commercial aircraft communications systems; and

           .   call centers.

           Our patented and patent-pending digital noise canceling technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as "far-field" microphone use). Our DSDA and DFTA microphone products convert sound received by an array of microphones in a product into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and DFTA, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller, and Andrea PureAudio, a leading technology for canceling unwanted stationary noises. All of our digital, far-field microphone technologies are software-based and operate using either a dedicated DSP or a general purpose processor (for example, the Pentium) and the software, which may encompass one or all of our far-field noise canceling technologies, can be applied to improve the performance of a single microphone or multiple microphones. In addition, our digital, far-field, noise canceling technologies can be tailored and implemented into various form factors, for example, into the monitor of a PC, a rear view mirror, or a personal digital assistant, and can be used individually or combined depending on particular customer requirements. We are currently targeting our far-field technologies primarily at 1) the desktop computing market (primarily through our relationship with Analog Devices, Inc., 2) the market for personal computers designed for use in automobiles, trucks and buses to control satellite-based navigation systems and other devices within vehicles, 3) the market for mobile devices, such as a personal digital assistants and 4) the military and commercial aircraft communication systems market. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our Active Noise Reduction technology), comprise our Andrea Digital Signal Processing (DSP) Microphone and Audio Software line of business, and sales of such technologies and products during the Third Quarter 2002 and the Third Quarter 2001 approximated 37% and 7%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

           Our headset microphone products help to ensure clear speech in personal computer and telephone headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker's voice from background noise in the speaker's environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone products use electronic circuits that distinguish the signal coming through an earphone from background noise in the listener's environment and then reduces the noise heard by the listener. Together with our lower-end noise canceling headset products and our call center headset products that we launched during 2002, these products comprise our Andrea Anti-Noise Headset line of business. During the fourth quarter 2001, we recorded restructuring charges relating to repositioning our business plan for our Andrea Anti-Noise Headset Product business segment as part of our overall effort to drive high margin product sales and become profitable. The restructuring focused on exiting from an increasingly unprofitable PC OEM/retail headset channel within Andrea's Anti-Noise Headset product segment. This was primarily a result of the increasing competitive nature of the PC headset market, coupled with Andrea's ongoing strategic efforts to focus on being primarily a supplier of digital, far-field noise canceling microphone technologies. This PC OEM/retail headset channel primarily purchased our lower-end, low margin headset products, and required substantial support which, when combined with decreasing volumes realized during 2001, became unprofitable. During the Third Quarter 2002 and the Third Quarter 2001 our Andrea Anti-Noise Headset Product segment approximated 38% and 52%, respectively, of our total net revenues.

           For several decades prior to our entry into the voice-activated computing market in the 1990's, our primary business was selling intercom systems for military aircraft communications. During 2000 and 2001, we dedicated development efforts aimed at increasing the manufacturability of certain intercom products as well as to accommodate future implementation of our digital, far field noise canceling technologies. We refer to this line of business as our Aircraft Communications line of business, and sales of such products during the Third Quarter 2002 and Third Quarter 2001 approximated 25% and 41%, respectively, of our total net revenues.

           We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934.

           The interim results of operations of Andrea presented in this report are not necessarily indicative of the actual sales or results of operations to be realized for the full year.

Our Critical Accounting Policies

           Our condensed consolidated financial statements and the notes to our condensed consolidated financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee.

           Revenue Recognition - Non license-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to license revenues, Andrea recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statement." In addition, fee-based services are performed on a time-and material basis or on a fixed-fee basis, under separate service arrangements. We recognize license-related revenues primarily based on an evaluation of the terms of individual contracts (see Note 10 of our condensed consolidated financial statements, for example) considering, specifically, whether 1) significant obligations remain,
2) evidence of an arrangement exists, 3) the fees are fixed or determinable, and 4) collectibility is reasonably assured.

           Accounts Receivable - We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At September 30, 2002 our allowance for doubtful accounts was approximately $71 thousand.

           Inventory - We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We experienced significant inventory charges in 2001 due to our change in strategic direction resulting, in part, from declining market conditions. In connection with our restructuring effort, we incurred inventory charges of approximately $2.6 million during fiscal 2001. Inventories of approximately $3.6 million at September 30, 2002, are net of reserves of approximately $780 thousand. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

           Statement of Financial Accounting Standards, or SFAS, No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement require management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The impact of adopting this standard was not material to the financial statements.

           Under SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea has adopted this standard effective January 1, 2002, and, accordingly, those intangible assets that continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. The adoption of this pronouncement, to date, resulted in a $846 thousand decrease in amortization expense for the first nine months of 2002 over the same period in the prior year. Other intangible assets, which do not have indefinite lives, continue to be amortized. Andrea has made an assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. Andrea determined no adjustment was necessary, although the intangible asset "Workforce in Place" is reclassified as goodwill pursuant to FAS 142. We performed initial transitional impairment testing of goodwill and intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of our identifiable intangible assets, indicated that little or no adjustment would be required upon adoption of this pronouncement. The impairment testing is performed in two steps: (step one) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (step two) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. FAS 142 required that an entity complete step one of the transitional goodwill impairment test within six months of adoption, and that if there is an indication that the carrying amount of the net assets of a reporting unit exceeds its fair value, step two must be completed by the end of the fiscal year. In the second quarter of fiscal 2002, we determined that the carrying value of our Andrea DSP Microphone and Audio segment might be greater that its fair value. In order to finalize our determination of fair value, we will require the assistance of a third-party valuation firm. We anticipate completing this analysis during the fourth quarter of 2002.

           Deferred Tax Assets - We currently have significant deferred tax assets. SFAS No. 109, "Accounting for Income Taxes"("FAS 109"), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering recent changes in existing positive evidence, we recorded a full valuation allowance against our deferred tax assets during the third quarter ended September 30, 2002, recognizing a $1.8 million, non-cash charge. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

           During 2001, we recorded significant charges in connection with a restructuring program. The related reserves established in that restructuring reflect various estimates, primarily those pertaining to inventory and settlements of contractual obligations. We reassess the reserve requirements under our restructuring program at the end of each reporting period. Actual experience may be different from our estimates used and, accordingly, additional charges related to our restructuring may be incurred.

           We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue with the assistance of legal counsel. The amount of any reserves may change in the future due to new developments in each matter.

           The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables and inventories is directly reflected in our segments' income (loss) from operations. Although any charges related to our deferred tax assets are not reflected in our segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly affected by the actual and expected results of each segment.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2002 (the "2002 Third Quarter") compared to the three months ended September 30, 2001 (the "2001 Third Quarter") and for the nine months ended September 30, 2002 (the "2002 First Nine Months") compared to the nine months ended September 30, 2001 (the "2001 First Nine Months") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipates," "believes," "estimates," "expects," "intends," "plans," "seeks," variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these "safe harbor" provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

           -     fluctuations in Department of Defense spending/funding; and

           -     general economic conditions.

           We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular period will not be significantly lower than in other periods. Our revenues for the 2002 Third Quarter, were approximately $1.4 million compared to approximately $2.9 million in the 2001 Third Quarter. Net loss applicable to common shareholders for the 2002 Third Quarter was approximately $3.5 million, or $0.18 per share on a diluted basis, versus net loss applicable to common shareholders of approximately $9.7 million, or $0.64 per share on a diluted basis, for the 2001 Third Quarter. In the 2001 Third Quarter there was a special, one-time, non-cash accumulated deficit charge of $7.5 million. Our revenues for the 2002 First Nine Months were approximately $4.9 million compared to approximately $8.2 million in the 2001 First Nine Months. For the 2002 First Nine Months, we had a net loss attributable to common shareholders of approximately $7.2 million, or $0.39 per share on a diluted basis compared to a net loss attributable to common shareholders of $14.9 million, or $1.00 per share on a diluted basis in the 2001 First Nine Months.

Because of increased competition and a shift in business strategy, operating results are subject to significant fluctuation, period-to-period comparisons of our operating results may not necessarily be meaningful and you should not rely on them as indications of our future performance.

           In response to significant declines in our sales of Andrea Anti-Noise Headset Products as a result of increased competition with respect to a specific customer channel, as well as our overall shift in strategic direction to primarily deliver digital, far-field microphone solutions, during the fourth quarter of 2001, we recorded restructuring charges of approximately $4.5 million. This restructuring is expected to result in further decreases in sales, on a comparable period basis, during the remainder of fiscal 2002. We are examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. But to remain competitive, we intend to continue incurring substantial research and development, marketing and general and administrative expenses. We may not be able to easily and quickly reduce these expenses if our sales revenue continues to fall below our expectations and, therefore, our net income or loss may be disproportionately affected by any further reduction in sales revenue. Furthermore, amortization of our intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). As a result of these factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting from the American Stock Exchange or inability to continue operations.

           In recent years, we have sustained significant operating losses. We have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. Additionally, Andrea's funding and capital raising efforts could trigger change in control payments due to certain executive officers of Andrea under their employment contracts, or redemptions of Andrea's Series B and Series C Redeemable Convertible Preferred Stock. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange.

We face the risk that Andrea could be required to redeem the Series B Redeemable Convertible Preferred Stock.

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

           Upon the announcement of a major transaction, as defined in Andrea's Certificate of Incorporation, the investors have the right to require Andrea to redeem all or a portion of the investor's Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on Andrea's control over such events, the investors may have the right to require Andrea to
i) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement, or ii) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined. If we are forced to redeem the Series B Preferred Stock, we would not have sufficient cash to satisfy the cost of redemption.

We face the risk that Andrea could be required to redeem the Series C Redeemable Convertible Preferred Stock.

           On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events, including the announcement of a major transaction, as defined in the Certificate of Amendment, or upon certain other triggering events. In the first quarter of 2002, a triggering event occurred and we obtained a waiver from the Series C Preferred Stock holders of their redemption right. A final agreement regarding the waiver arrangement was reached on March 28, 2002. The waiver related to the existing triggering event, as well as certain possible future triggering events, however, the waiver will be null and void upon the earlier of April 7, 2007, the first date on which

Andrea fails to comply in any material respect with the terms of the waiver and related documents, and the first date on which Andrea is insolvent.

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

           Given that the waiver granted by the Series C Preferred Stock holder does not cover all triggering events that could require the redemption of the Series C Preferred Stock, and that the waiver will be null and void in the event Andrea fails to comply in any material respect with the terms of the agreements relating to the waiver, among other things, there is a risk that the Series C Preferred Stock holder could declare a triggering event that would trigger the redemption rights. If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, which would be the case if a redemption occurred at this time, Andrea will be required to obtain a new waiver from the holder of the Series C Preferred Stock. If no such waiver can be obtained, Andrea's ability to continue its current operations will be materially adversely affected and if Andrea has insufficient funds to redeem the Series C Preferred Stock, it could result in Andrea's inability to meet its operating obligations and, consequently, delisting from the American Stock Exchange.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution.

           Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 70,000,000 shares of common stock presently authorized, 20,043,864 were outstanding as of November 12, 2002. The number of shares outstanding does not include 6,632,375 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan and shares of our common stock reserved for further awards under the 1998 Stock Plan; nor does it include 14,410,947 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants.

Conversions of our Series B Preferred Stock and Series C Preferred Stock may result in substantial dilution to other holders of our common stock.

           As of November 12, 2002, we had 86 shares of Series B Preferred Stock and 749.19 shares of Series C Preferred Stock outstanding. Both the Series B Preferred Stock and the Series C Preferred Stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

As the price of our common stock decreases, the number of shares of common stock issuable upon conversion of our Series B Preferred Stock and Series C Preferred Stock increases.

           The variable conversion price of the Series B Preferred Stock and the Series C Preferred Stock are functions of the market price of our common stock. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of each series will increase.

           The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 86 shares of Series B Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% dividend is paid in cash:

                        Number of Shares of Common
                          Stock Issuable Upon         Percentage of Outstanding
   Conversion Price          Conversion(/1/)                 Common Stock(/2/)
---------------------  -----------------------------  --------------------------
      $0.25                   3,440,000                           15%
      $0.30                   2,866,667                           13%
      $0.35                   2,457,143                           11%
      $0.40                   2,150,000                           10%
      $0.45                   1,911,111                            9%
      $0.50                   1,720,000                            8%

(1) The holder of Series B Preferred Stock is prohibited from converting its holdings of the Series B Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion. The numbers in this column do not reflect these limitations.

(2) Based on 20,043,864 shares of common stock outstanding as of November 12, 2002.

         The following table illustrates, as of any reset date and assuming the conversion price indicated is lower than the then applicable conversion price on that date, the varying amounts of shares of common stock that would be issuable upon conversion of all outstanding 749.19 shares of Series C Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 5% dividend amount is paid in cash:

                        Number of Shares of Common
                          Stock Issuable Upon         Percentage of Outstanding
   Conversion Price          Conversion(/1/)                 Common Stock(/2/)
---------------------  -----------------------------  --------------------------
      $0.25                   29,967,504                          60%
      $0.26                   28,814,907                          59%
      $0.27                   27,747,689                          58%
      $0.28                   26,756,700                          57%
      $0.29                   25,834,055                          56%
      $0.30                   24,972,920                          55%

(1) The holder of Series C Preferred Stock is prohibited from converting its holdings of the Series C Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2) Based on 20,043,864 shares of common stock outstanding as of November 12, 2002.

         The maximum conversion price of the Series C Preferred Stock is $0.30.

         The following table illustrates the varying amounts of shares of Common Stock that would be issuable upon conversion of all 86 outstanding shares of Series B Preferred stock and all 749.19 outstanding shares of Series C Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that all additional amounts are paid in cash:

                        Number of Shares of Common
                          Stock Issuable Upon         Percentage of Outstanding
   Conversion Price        Conversion(/1/)(/2/)(/3/)       Common Stock(/4/)
---------------------  -----------------------------  --------------------------
      $0.25                   33,407,504                          63%

      $0.26                   32,122,600                          62%
      $0.27                   30,932,874                          61%
      $0.28                   29,828,128                          60%
      $0.29                   28,799,572                          59%
      $0.30                   27,839,586                          58%
      $0.35                   27,430,063                          58%
      $0.40                   27,122,920                          58%
      $0.45                   26,884,031                          57%
      $0.50                   26,692,920                          57%

(1) The calculation assumes that the conversion price of the Series B and Series C Preferred Stock are the same at the assumed conversion prices of $0.25, $0.26, $0.27, $0.28, $0.29 and $0.30.

(2) The calculation assumes that for any conversion of the Series B Preferred Stock when the prevailing market price is above $ 0.30, the Series C Preferred Stock would still be converted at its maximum conversion price of $ 0.30.

(3) The holders of Series B and Series C Preferred Stock is prohibited from converting the Series C or Series B Preferred Stock, or from exercising the warrants issued in connection with the Series B Preferred Stock, if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion.

(4) Based on 20,043,864 shares of common stock outstanding as of November 12, 2002.

         The conversion rate at November 12, 2002 of the Series B Preferred Stock and the Series C Preferred Stock was $0.28. If all of the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock were converted on November 12, 2002, we would have issued a total of 33,043,141 shares of common stock. If the market price of our common stock continues to decline, the conversion rates would increase, resulting in our issuing a greater number of shares upon conversion of the Series B Preferred Stock and the Series C Preferred Stock

Sales of an increased number of shares of common stock issued upon conversion of the Series B Preferred Stock and the Series C Preferred Stock resulting from a declining market price for our common stock can cause the market price of our common stock to decline further.

         Disregarding the manner in which the shares of common stock issued upon conversion of the Series B Preferred Stock and the Series C Preferred Stock are sold as well as any other factors such as reactions to our operating results and general market conditions which may be operative in the market at such time, an increase in the number of shares of common stock eligible for sale can cause a decrease in the market price of our common stock. This decrease could reduce the conversion prices of the Series B Preferred Stock and the Series C Preferred Stock, leading to a further increase in the number of shares of common stock issuable upon future conversions and a further decline in our stock price.

Short sales of our common stock may be attracted by or accompany conversions of Series B Preferred Stock and Series C Preferred Stock, which sales may cause downward pressure upon the price of our common stock.

         Short sales of our common stock may be attracted by or accompany the sale of converted common stock, which in the aggregate could cause downward pressure upon the price of the common stock, regardless of our operating results, thereby attracting additional short sales of the common stock. The result of conversions of the Series B and Series C Preferred Stock at declining conversion prices would be increasing and substantial dilution of the interests of the other holders of common stock.

If we fail to market and commercialize our Andrea DSP Microphone and Audio Software products, or continue to develop Andrea Anti-Noise Headset and Andrea Aircraft Communications products, our revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

         Our business, results of operations and financial condition depend on successful commercialization of our Andrea DSP Microphone and Audio Software products and technologies. We introduced our first Andrea Digital

Super Directional Array products in 1998 and we are initially targeting these and our other Andrea DSP Microphone and Audio Software products at the desktop computer market, the market for in-vehicle computing and the audio and video conferencing markets, among others. Since we began sales of our initial Andrea Anti-Noise Headset products in 1995, we have developed and introduced new products in this line. However, in the fourth quarter of 2001, we also restructured this business segment which resulted in a significant reduction in revenues. In addition, we recently developed and introduced a new aircraft intercom system aimed at increasing overall manufacturability as well as to enable future implementations of our Andrea DSP Microphone and Audio Software technologies. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries.

If we are unable to obtain market acceptance of Andrea DSP Microphone and Audio Software products and technologies or if market acceptance of these products and technologies occurs at a slow rate, then our business, results of operations and financial condition will be materially and adversely affected.

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

         The markets in which we sell our Andrea Anti-Noise Headset, Andrea DSP Microphone and Audio Software and our Aircraft Communication products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. One or more of these competitors may independently develop technologies that are substantially equivalent or superior to our technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

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

         Further, the markets for our products and technologies are characterized by evolving industry and governmental standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, our Aircraft Communications business segment is subject to the Federal Aviation Administration (FAA). We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

If our marketing collaborators do not effectively market their products with which our products are included or incorporated, our sales growth could be adversely affected.

         We have entered into collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea DSP Microphone and Audio Software products through inclusion or incorporation with the products of our collaborators. Our success will therefore be dependent to a substantial degree on the efforts of these collaborators to market their products with which our products are included or incorporated. Our collaborators may not successfully market these products. In addition, our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies, and we have no control over their marketing efforts. Furthermore, our collaborators may develop their own microphone, earphone or headset products that may replace our products or technologies or to which they may give higher priority.

If we fail to maintain sales of Aircraft Communication Products to the U.S. Government, we would experience a material adverse effect on our business, results of operations and financial condition.

         We experienced a 71% decline in sales of Aircraft Communication products in the 2002 Third Quarter when compared to the comparable prior year period. We are dependent on product sales to the U.S. Government. During the Third Quarter 2002, the U.S. Government accounted for 6% of our net sales. The U.S. Government is not obligated to continue to purchase these products and is free to purchase similar products from our competitors. Our failure to maintain sales of Aircraft Communication Products to the U.S. Government would have a material adverse effect on our business, results of operations and financial condition.

Shortages of, or interruptions in, the supply of more specialized components for our products could have a material adverse effect on our sales of these products.

         We conduct assembly operations at our facilities in New York and Israel and through subcontractors (primarily in the Far East) using purchased components. Some specialized components for the Andrea Anti-Noise Headset, Aircraft Communications, and Andrea DSP Microphone products, such as microphones, digital signal processing boards and specialty switches, are available from a limited number of suppliers (in some cases foreign) and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases.

If our subcontractor fails to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

         We conduct assembly operations at our facilities in New York and Israel and through subcontracting. During initial production runs of Andrea Anti-Noise Headset and Andrea DSP Microphone products, we perform assembly operations at our New York facility from purchased components. As sales of any particular product increase, assembly operations are primarily transferred to a subcontractor in Asia.

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

         We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three months and nine months ended September 30, 2002, sales to customers outside the United States accounted for approximately 10% and 15%, respectively of our net sales. International sales and operations are subject to a number of risks, including:

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

         Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain highly qualified managers and technical personnel. As of the date of this filing, Andrea is in the process of negotiating contracts with each of Douglas J. Andrea, Chairman of the Board of Directors, Christopher P. Sauvigne, President and Chief Executive Officer, Joseph Marash, Chief Technology Officer and Richard A. Maue, Chief Financial Officer. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future.


Results Of Operations


         Quarter Ended September 30, 2002 Compared to the Quarter Ended September 30, 2001 and Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001.


Sales


         Sales for the 2002 Third Quarter were $1,370,029, a decrease of 53% from sales of $2,937,199 for the 2001 Third Quarter. Sales for the 2002 First Nine Months were $4,939,679, a decrease of 40% from the 2001 First Nine Months sales of $8,170,767. The decrease in sales for the 2002 Third Quarter reflects an approximate 66% decrease in sales of Andrea Anti-Noise Headset Products to $519,254, or 38% of total sales, an approximate 71% decrease of Aircraft Communications Product to $347,116, or 25% of total sales, both partially offset by an approximate 155% increase in sales of our Andrea DSP Microphone and Audio Software Products, to $503,659 , or 37% of total sales. The decrease in sales for the 2002 First Nine Months reflects an approximate 56% decrease of Andrea Anti-Noise Headset Products to $1,772,156, or 36% of total sales, an approximate 39% decrease of Aircraft Communications Product to $2,171,450, or 44% of total sales, both partially offset by an approximate 66% increase in sales of our Andrea DSP Microphone and Audio Software Products, to $996,073, or 20% of total sales.

         The primary reason for the decreases in sales of Andrea Anti-Noise Headset Product is substantially due to our decision, during the fourth quarter 2001, to exit from an unprofitable, PC OEM/retail headset channel within Andrea's Anti-Noise Headset product segment. This customer channel included IBM, and for the Third Quarter 2002, sales to IBM and certain of IBM's affiliates, such sales representing contractual obligations which we accepted during 2001, accounted for approximately 2% of our total sales, or $27,361. This reflects an approximate 98% decrease from $1,164,703 for the Third Quarter 2001.

         The decreases in our Aircraft Communication Product revenues is primarily a result of a decrease in U.S. Department of Defense funding which affected programs where Andrea's products are used, primarily during the 2002 Third Quarter. For the 2002 Third Quarter, sales of our Aircraft Communications Products to the U.S. Government accounted for approximately 6% of our total sales.

         The increases in sales of Andrea DSP Microphone and Audio Software Products is primarily due to licensing revenue recognized during the Third Quarter 2002 associated with our agreements with Analog Devices.


Cost of Sales


         Cost of sales as a percentage of sales for the 2002 Third Quarter decreased to 49% from 72% in the 2001 Third Quarter. Cost of Sales as a percentage of sales for the 2002 First Nine Months decreased to 60% from 72% for the 2001 First Nine Months. These decreases primarily reflect the impact of the significant changes in the composition of our revenues as described under "Sales" above, in particular, the significant increase in high-margin license revenues associated with our agreements with Analog Devices (primarily attributable to the 2002 Third Quarter), coupled with the elimination of sales of low-margin Andrea Anti-Noise Headset Products associated with our restructuring activity in the fourth quarter of 2001.


Research and Development


         Research and development expenses for the 2002 Third Quarter increased 14% to $884,772 from $774,108 for the 2001 Third Quarter. Research and development expenses for the First Nine Months were $2,677,128, an increase of 1% from the 2001 First Nine Months research and development expenses of $2,654,392. The substantial amount of research and development is a reflection of our continuing efforts to develop and commercialize DSP microphone and audio technologies, coupled with, to a lesser extent, efforts in Aircraft Communication product technologies and Andrea Anti-Noise Headset Product technologies. For the 2002 Third Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $727,378, or 82% of total research and development expenses, Aircraft Communications technology efforts were $104,766 or 12% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $52,628, or 6% of total research and development expenses. With respect to DSP Microphone and Audio Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea's digital super directional array microphone technology ("DSDA") and certain other related technologies obtained through the acquisition of Lamar in May 1998. We believe that the acquisition of Lamar significantly reinforces our position in digital signal processing by extending our marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is preferred to other known digital, far-field noise canceling technologies in the market, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending should provide Andrea with a competitive advantage.


General, Administrative and Selling Expenses


         General, administrative and selling expenses for the 2002 Third Quarter decreased 34% to $1,391,966 from $2,117,360 for the 2001 Third Quarter. General, administrative and selling expenses for the 2002 First Nine Months were $4,314,416 a decrease of 36% from the 2001 First Nine Months general, administrative and selling expenses of $6,739,458. These decreases are primarily due to cost reduction efforts, as well as our adoption, on January 1, 2002, of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment from time to time. The adoption of this pronouncement resulted in decreases of $282,047 and $846,141 in amortization expense for the 2002 Third Quarter and 2002 First Nine Months, respectively, when compared to the same periods in the prior year. Notwithstanding the beneficial impact of this pronouncement to our 2002 Third Quarter and 2002 First Nine Months, goodwill and intangible assets which are no longer subject to periodic amortization will be reviewed for impairment as part of a transitional assessment and from time to time (at least annually) thereafter, and such reviews may result in adjustments that would negatively impact future operating results.


Other Income (Expense)


         Other expense for the 2002 Third Quarter was $15,947 compared to other expense of $9,034 for the 2001 Third Quarter. Other income for the 2002 First Nine Months was $20,834 compared to other income of $137,725 for the 2001 First Nine Months. These declines are a result of unfavorable market conditions for our invested cash balances experienced in the 2002 First Nine Months.


Provision for Income Taxes


         We recorded a full valuation allowance against our net deferred tax assets during the 2002 Third Quarter, recognizing a $1,806,615 non-cash charge to provision for income taxes.

In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.


Net Income (Loss)


         Net loss for the 2002 Third Quarter was $3,400,902 compared to a net loss of $2,069,151 for the 2001 Third Quarter. Net loss for the 2002 First Nine Months was $6,822,146 compared to a net loss of $6,983,318 for the 2001 First Nine Months. The levels of net loss for the 2002 Third Quarter and 2002 First Nine Months principally reflect the factors described above.


Liquidity And Capital Resources


         Andrea's principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions and potential industry partners. At September 30, 2002, we had cash and cash equivalents of $4,711,370 compared with $3,724,130 at December 31, 2001. The balance of cash and cash equivalents at September 30, 2002 is primarily a result of our recently executed license transactions with Analog Devices, Inc, together with gross cash flows from operations.

         Working capital at September 30, 2002, was $3,458,981 compared to $5,630,915 at December 31, 2001. The decrease in working capital reflects an increase of total current liabilities of $1,702,132, partially offset by a decrease in total current assets of $469,802. The decrease in total current assets reflects an increase in cash and cash equivalents of $987,240, a decrease in accounts receivable of $1,535,288 (such decrease is primarily a result of our collection of license fees from Analog Devices, Inc.), an increase in inventory of $227,401, and a decrease in prepaid expenses and other current assets of $149,155. The increase in total current liabilities reflects a decrease in trade accounts payable of $187,395, a decrease in current portion of long-term debt of $127,438, a decrease of $111,131 in accrued restructuring charges, an increase of $1,408,459 in deferred revenue and an increase of $719,637 in other current liabilities.

         The increase in cash from December 31, 2001 to the period ending September 30, 2002 of $987,240 reflects $1,410,184 of net cash provided by operating activities, $279,568 of cash used in investing activities and $143,376 of cash used in financing activities.

         The cash provided by operating activities, excluding non-cash charges, is primarily comprised of the $6,822,146 net loss for the 2002 Third Quarter, a $1,535,288 decrease in accounts receivable, a $227,401 increase in inventory, a $149,155 decrease in prepaid and other current assets, a $72,151 decrease in other assets, a $187,395 decrease in accounts payable, a $111,131 decrease in accrued restructuring charges, a $3,463,314 increase in deferred revenue and a $567,476 increase in other current and long-term liabilities. The change in accounts receivable and change in deferred revenue primarily reflects the impact of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long-term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to Andrea's various product lines.

         The cash used in investing activities reflects an increase property and equipment of $132,686 and an increase in patents and trademarks of $146,882. The increase in property and equipment primarily relates to capital expenditures related to manufacturing dies for our Andrea Anti Noise Headset business line and our Andrea DSP

Microphone and Audio Software business line. The increase in patents and trademarks reflects capital expenditures associated with intellectual property related to our Andrea DSP Microphone and Audio Software business line.

         We believe that it will be necessary to raise additional working capital to support operations. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. Andrea has incurred significant losses in each of the last three fiscal years. In the year ended December 31, 2001, Andrea incurred losses from operations, excluding the impact of restructuring charges, of $9.3 million, and used $4.5 million in cash from its operating activities. Management currently expects that operating losses and negative cash flows will continue at least through the first quarter of Fiscal 2003 as Andrea continues to market its products and technologies. Notwithstanding, in December 2001 and March 2002, we entered into two agreements with Analog Devices, Inc. whereby Analog Devices paid us a total of $5 million in license fees during calendar 2002 (which generated positive operating cash flow in the 2002 First Nine Months). If we fail to develop revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to either significantly reduce our current operating expenses and/or operations or we may have to relinquish our products, technologies or markets. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.



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

ITEM 4.  CONTROLS AND PROCEDURES

         a) Evaluation of disclosure controls and procedures. Andrea maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of Andrea concluded that Andrea's disclosure controls and procedures were adequate.

         b) Changes in internal controls. Andrea made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                         PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement Regarding Forward-Looking Statements--An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition" and Note 11 to the unaudited condensed consolidated financial statements in this quarterly report for a discussion of the legal proceedings of Andrea.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


         On October 11, 2002, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals Douglas J. Andrea (14,812,643 shares for, 1,888,362 shares withheld); Christopher P. Sauvigne (16,272,476 shares for, 428,529 shares withheld); John R. Croteau (16,305,292 shares for, 395,713 shares withheld); James M. Griffin (16,184,274 shares for, 516,731 shares withheld); Gary A. Jones (16,205,492 shares for, 495,513 shares withheld); Scott Koondel (15,993,945 shares for, 707,060 shares withheld); Jack Lahav (16,302,892 shares for, 398,113 shares withheld); Louis Libin (16,073,067 shares for, 627,938 shares withheld). The shareholders authorized an amendment to the 1998 Stock Plan of the Company to increase the number of shares of common stock issuable thereunder to 5,275,000 shares from 4,375,000 shares (14,388,351 shares for, 2,259,688 shares against, 52,966 shares abstained). In addition, the shareholders ratified the selection of Marcum & Kliegman LLP as the Company's independent accountants for the year ending December 31, 2002 (16,471,409 shares for, 142,015 shares against, and 87,521 shares abstained).


ITEM 5.    OTHER INFORMATION


         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


   a)  Reports on Form 8-K


              On August 12, 2002, Andrea filed a Current Report on Form 8-K reporting that Arthur Andersen LLP was no longer its independent accountant and that PricewaterhouseCoopers LLP had been engaged as Andrea's independent accountants.

              On August 15, 2002, Andrea filed a Current Report on Form 8-K reporting that it had dismissed PricewaterhouseCoopers LLP as it's independent accountant.

              On August 15, 2002, Andrea filed a Current Report on Form 8-K reporting that Marcum & Kliegman LLP had been engaged as Andrea's independent accountants.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANDREA ELECTRONICS CORPORATION


     /s/ Christopher P. Sauvigne         Chief Executive Officer and President     November 13, 2002

     --------------------------------
     Christopher P. Sauvigne


     /s/ Richard A. Maue                  Executive Vice President, Chief          November 13, 2002

     --------------------------------        Financial Officer, and Secretary
     Richard A. Maue



                                CERTIFICATION

I, Christopher P. Sauvigne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Andrea Electronics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  November 13, 2002             /s/ Christopher P. Sauvigne
                                     ---------------------------
                                         Christopher P. Sauvigne

                                      Chief Executive Officer and President
                                     (principal executive officer)

                                       CERTIFICATION

I, Richard A. Maue, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Andrea Electronics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002             /s/ Richard A. Maue
                                     -----------------------------------------
                                     Richard A. Maue
                                     Executive Vice President, Chief
                                     Financial Officer and Secretary
                                     (principal financial officer)