Form 10-K
period 2002-12-31
ANDREA ELECTRONICS CORP
filed 2003-04-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

631-719-1800

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock, par value $.01 per share

Name of each exchange on which registered

American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒    No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes    ☐    No    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,794,386, based upon the closing price of $0.58 as quoted on the American Stock Exchange as of the last business day of registrants’ most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock as of April 10, 2003, was 22,149,775.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Overview

Andrea Electronics Corporation (“Andrea”) designs, develops and manufactures state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications that require high quality, clear voice signals. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934.

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications in primarily the following markets:

•	personal computing (primarily for speech recognition applications and voice communication over the Internet);

•	audio and video conferencing;

•	in-vehicle communications (to enable untethered, hands-free communication); and

•	call centers.

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software business – Our patented and patent-pending digital noise canceling technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as “far-field” microphone use). Our Digital Super Directional Array (“DSDA”) and Direction Finding and Tracking Array (“DFTA”) microphone products convert sound received by an array of microphones in a product into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and DFTA, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller, and Andrea PureAudio, a leading technology for canceling unwanted stationary noises.

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

We are currently targeting our far-field technologies primarily at 1) the desktop computing market (primarily through our relationship with Analog Devices, Inc. (“Analog Devices”), 2) the market for personal computers designed for use in automobiles, trucks and buses to control satellite-based navigation systems and other devices within vehicles, and 3) the video and audio conferencing market. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our Active Noise Reduction technology), comprise our Andrea DSP Microphone and Audio Software line of business. Sales of such technologies and products during the years ended December 31 2002, 2001 and 2000 approximated 23%, 7% and 4%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product business – Our headset microphone products help to ensure clear speech in personal computer and telephone headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone products use electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our lower-end noise canceling headset products and our call center headset products that we launched during 2002, these products comprise our Andrea Anti-Noise Headset Product segment.

During the fourth quarter 2001, we recorded restructuring charges relating to repositioning our business plan for our Andrea Anti-Noise Headset Product business segment as part of our overall effort to drive high margin product sales and become profitable. The restructuring focused on exiting from an increasingly unprofitable PC OEM/retail headset channel within Andrea’s Anti-Noise Headset Product segment. This was primarily a result of the increasing competitive nature of the PC headset market, coupled with Andrea’s ongoing strategic efforts to focus on being primarily a supplier of digital, far-field noise canceling microphone technologies. Such PC OEM/retail headset channel customers primarily purchased our lower-end, low margin headset products, and required substantial support which, when combined with decreasing volumes realized during 2001, became unprofitable. During the years ended December 31 2002, 2001 and 2000 our Andrea Anti-Noise Headset Product segment approximated 31%, 44% and 77%, respectively, of our total net revenues.

Andrea Aircraft Communications Product business – For several decades prior to our entry into the voice-activated computing market in the 1990’s, our primary business was selling intercom systems for military aircraft communications. During 2000 and 2001, we dedicated development efforts aimed at increasing the manufacturability of certain intercom products as well as to accommodate future implementation of our digital, far field noise canceling technologies. We refer to this line of business as our Aircraft Communications line of business, and sales of such products during 2002, 2001 and 2000 approximated 46%, 49% and 19%, respectively, of our total net revenues. On April 11, 2003, we sold our Aircraft Communications Products division for approximately $3.8 million. For the year-ended December 31, 2002, this business segment generated approximately $3.3 million in revenue, and total operating profit of approximately $688 thousand. Proceeds from the sale will be used to fund our other operating segments.

For more financial information regarding our operating segments see Note 17 of the audited financial statements.

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art microphone and communication products. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies to be used for these “natural language, human/machine” interfaces with:

•	desktop, laptop and hand-held computers and mobile personal computing devices;

•	automotive communication systems; and

•	video and audio conferencing systems.

We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located several feet from the person speaking, or far-field microphone technology. Applications in this area include:

•	continuous speech dictation to personal computers;

•	speech-enabled interfaces for automobiles, home and office automation; and

•	multiparty video teleconferencing and software that allows participants to see and jointly edit documents, spreadsheets and other information.

We believe that an increasing number of these devices will be introduced during the next several years.

Our Strategy

Our strategy is to:

•	maintain and extend our market position with our Andrea DSP Microphone and Audio Software technologies and products and our higher margin Andrea Anti-Noise products;

•	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products and Andrea Anti-Noise products;

•	broaden our Andrea DSP Microphone and Audio Software product lines and Andrea Anti-Noise product lines through internal research and development;

•	design our products to satisfy specific end-user requirements identified by our collaborative partners; and

•	outsource manufacturing of our products in order to achieve economies of scale.

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

The success of our strategy will depend on our ability to, among other things:

•	increase sales of Andrea DSP Microphone and Audio Software products and our line of existing Andrea Anti-Noise products;

•	contain costs;

•	introduce additional Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products;

•	maintain the competitiveness of our technologies through successful research and development; and

•	achieve widespread adoption of our products and technologies.

We cannot assure that we will be able to accomplish these strategies or objectives, or that we will be able to maintain all of our product lines or technologies in the event we determine that the sale of such product lines or technologies is necessary to maintain our operations due to cash flow constraints. During 2000, in addition to significant price pressure we experienced relative to our Andrea Anti-Noise products, unit sales to our computer-manufacturing customers declined significantly. This trend continued through 2001, primarily as a result of a continued decrease in orders received from our largest customer, IBM, among other similar customers. We embarked upon a restructuring effort dedicated to focus on non-commoditized, highly profitable communication products and technologies specifically in response to the increasing competitive nature of the PC headset market which contributed significantly to this decline during 2001, coupled with Andrea’s ongoing strategic efforts to focus on being primarily a leading supplier of high-end, digital-based, far-field microphone technologies. Consequently, during the fourth quarter of 2001, we exited from an increasingly unprofitable PC headset channel within Andrea’s Anti-Noise Headset product segment. This channel included our largest customer, IBM. During the years ended

December 31, 2002, 2001 and 2000, IBM and certain of IBM’s affiliates, distributors, licensees and integrators, excluding the impact of restructuring charges, accounted for 6%, 22% and 44%, respectively, of our net sales, before sales returns related to the aforementioned restructuring charges. In addition to the foregoing, and in response to continued cash flow constraints that we experienced throughout 2002, on April 11, 2003 we sold our Aircraft Communications Products division for approximately $3.8 million. During the years ended December 31, 2002, 2001 and 2000, this business segment accounted for 46%, 49% and 19%, respectively, of our total net sales.

Our Technologies

We design our Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products to transmit voice signals with the high level of quality, intelligibility, and reliability required by the broad range of emerging voice-based applications in computing and telecommunications. We achieve this through the use of several audio technologies that employ software processes that are proprietary to us. Software processes of this type are commonly referred to as algorithms.

Andrea DSP Microphone and Audio Software Technology

This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry to eliminate unwanted noise in the speaker’s environment. Our Andrea DSP Microphone and Audio Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. An example of this is a person driving an automobile who wants to control various systems in the car or communicate through a wireless telephone. We have also engineered our Andrea DSP Microphone and Audio Software Products to be compatible with Universal Serial Bus, or USB, computer architecture. USB is a relatively new industry standard for connecting peripherals, such as microphones, earphones, headsets, keyboards, mice, joysticks, scanners and printers, to personal computers. We believe that our Andrea DSP Microphone and Audio Software technology achieve far-field microphone performance previously unattainable through microphones based on mechanical acoustic designs and microphones based on analog signal processing.

Our Andrea DSP Microphone and Audio Software Products include the use of the following technologies, among other technologies and techniques:

Digital Super Directional Array (DSDA®) Microphone Technology. Our patented DSDA microphone technology enables high quality far-field communications by centering microphone sensitivity on a user’s voice and canceling noise outside of that signal. DSDA continuously samples the continually changing acoustic properties within an environment and adaptively identifies interfering noises that are extraneous to the voice signal, resulting in increased intelligibility of communications.

Direction Finding and Tracking Array. Our patent-pending DFTA technology utilizes an array of microphones, unique software algorithms and digital signal processing to detect the presence of a user’s voice, determine the direction of the voice and track the speaker when he or she moves.

PureAudio®. Our patented PureAudio is a noise canceling algorithm that enhances applications that are controlled by speech by sampling the ambient noise in an environment and attenuating the noise from sources near or around the desired speech signals, thus delivering a clear audio signal. Designed specifically to improve the signal-to-noise ratio, PureAudio is effective in canceling stationary noises such as tires, computer fans, and engines.

SuperBeam®. Our patent-pending SuperBeam is a highly accurate digital algorithm that forms an acoustic beam that extends from the microphone to the speech source in an environment. We believe SuperBeam provides a fixed noise reduction microphone solution for the typical acoustic environment found in room environments in which speech is used, such as in offices and homes. The microphone beam is generated by processing multiple microphone samples through pre-established digital filters and adding the outputs. The result is an optimum speech enhancement and noise reduction solution to a predefined setting. Because the beam is able to adapt to changes in the acoustic environment, this technology is sometimes called adaptive beamforming.

EchoStop®. Patented EchoStop is an advanced acoustic echo canceller (stereo version available) developed for use with conferencing systems such as group audio and videoconferencing systems and cellular car phone kits. EchoStop allows true two-way communication (often referred to as full duplex) over a conferencing system, even when the system is used in large spatial environments that may be vulnerable to extensive reverberation. EchoStop incorporates noise reduction algorithms to reduce the background noise of both the microphone input and the loudspeaker output, thus preventing the accumulation of interfering noise over conferencing systems that allow communication among multiple sites.

ExactVoice. ExactVoice is an adaptive, digital audio software process that extracts a voice signal from unwanted background noise. Utilizing two or more microphone elements, ExactVoice separates the audio microphone signals into two or more original sound sources. In a noisy environment, where the microphones accept both the user’s voice signal and background noise, ExactVoice extracts the voice signal and eliminates the noise. As a result, speech applications receive only the desired audio signal. This algorithm was optimized to avoid side affects typical of adaptive processes, such as signal distortion or artifacts in the sounds.

Andrea Anti-Noise Technologies

Noise Cancellation (“NC”) Microphone Technology. This technology is based on the use of pressure gradient microphones to reduce the transmission of noise from the speaker’s location. Instead of using electronic circuitry to reduce noise, pressure gradient microphones rely on their mechanical and acoustic design to do so. Our NC microphones are a less costly alternative to our Active Noise Cancellation (“ANC”) microphones and are well-suited for applications in which there is less background noise in the speaker’s environment.

Active Noise Cancellation Microphone Technology. This technology is based on analog signal processing circuits that electronically cancel the transmission of noise from the speaker’s location. ANC is particularly well-suited for those environments in which the speaker is surrounded by high levels of ambient background noise. Our ANC and NC microphones are most effectively used in “near-field” applications where the microphone is next to the speaker’s mouth, for example, as by wearing a headset.

Active Noise Reduction (“ANR”) Earphone Technology. This technology is based on analog signal processing circuits that electronically reduce the amount of noise in the listener’s environment that the listener would otherwise hear in the earphone. Our ANR earphones improve the quality of speech and audio heard by a listener in extremely noisy environments, particularly those characterized by low frequency sounds, such as those in aircraft, automobiles, trucks and other ground transportation equipment, machine rooms and factories.

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP, NC, ANC and ANR microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, automobiles and factories. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products for the following applications:

–	Speech recognition for word processing, database, and similar applications;

–	Distance Learning (education through the use of Internet-base lessons and training information);

–	Telematics, or in-vehicle computing (the use of computer-controlled systems in automobiles and trucks);

–	Hands-free car phone kits;

–	Internet telephony and Voice Chat;

–	Audio/videoconferencing;

–	Professional audio systems;

–	Voice-activated interactive games;

–	Cellular and other wireless telecommunications.

We market and sell our products directly to end users through computer product distributors, through value-added resellers, to original equipment manufacturers and to software publishers. For more information about these collaborative arrangements, please refer to the information under the caption “Collaborative Arrangements”.

Andrea DSP Microphone and Audio Software Products

We develop our Andrea DSP Microphone and Audio Software Products primarily through customer-specific integration efforts, and we either license our related algorithms, sell a product incorporating our related algorithms, or both. For example, we have developed technologies that can be, or are, embedded into a PC, PC monitors, high-end videoconferencing units, automotive interiors, intercom systems, IP telephony applications and hand-held devices, among others. In addition, we have developed stand-alone products for specific customers who then sell such product to end users. As a result, such products are not available from us directly. However, as part of our strategy to increase sales to prospective customers desiring high-quality microphone performance for certain customer-specific environments, we have developed the following products that may be purchased directly from Andrea:

Andrea AutoArray™ Microphone (“AutoArray”). The AutoArray is a digital, high performance microphone system designed for computing applications in vehicles such as automobiles and trucks. It is the first super-directional audio input device designed specifically for in-vehicle computing. The AutoArray incorporates our DSDA and PureAudio technologies, among others.

Andrea Superbeam Array Microphone. The Superbeam Array Microphone is a two-microphone device that attaches to the top of any laptop or PC equipped with Analog Devices’ SoundMax® Cadenza™ Digital Audio System. The SoundMax Cadenza software is integrated with Andrea Electronics’ PureAudio® and DSDA® (Digital Super Directional Array) noise-cancellation software, thereby removing the high costs associated with required memory and processing power from previous, DSP-based microphone devices (now powered by Intel’s host processor).

Andrea USB Stereo Full Duplex Adapter (“USB-D2A”). The USB-D2A was designed for users who desire to utilize Andrea Electronics’ award winning Superbeam® Array Microphone, and who operate PCs which do not have integrated stereo microphone input capability. In addition to providing users with high quality voice input to enable, headset-free, speech-based PC applications such as VoIP, voice command and control, and online-gaming, the USB-D2A also provides high fidelity, amplified stereo output for multimedia audio playback.

Andrea AudioCommander™. Offering an audio interface for controlling PC multimedia applications, AudioCommander includes controls to operate noise cancellation features, thereby enhancing microphone performance. The software also includes an audio wizard that sets microphone levels to optimize PC audio for speech-enabled applications including speech recognition, Internet telephony and command and speech control functions.

Andrea Anti-Noise Products

Our Andrea Anti-Noise Products include a line of headsets, handsets and related accessories that incorporate our NC, ANC and ANR technologies. Our headsets are mostly differentiated by the various designs of their headband, microphone boom and earphone components and are available in both single earphone monaural and dual earphone stereo models.

NC Products. Our NC products are sold through our contact center, as well as to original equipment manufacturers for incorporation into, or for use with their products. With some of our headsets, customers have the unique ability to mix and match microphone boom and headband components to meet their specific application and user comfort preferences. The speaker-housing unit in these models can be used for digital, CD-quality sound. By removing the speaker-housing unit, we can offer this headset for simple speech applications at a lower price.

ANC Products. All of our ANC products are sold through our contact center. Two of our ANC products are handsets consisting of a high fidelity earphone and ANC microphone system that closely resembles the traditional telephone handset. This product also offers features such as near field and far field use and an “on/mute” function. Several of our higher end ANC headsets incorporate a speaker housing design that optimizes the acoustic performance of the earphone’s digital sound capabilities with tenor and base attributes that are set, or pre-equalized, at the time of manufacture.

Call Center Products. During 2002, we introduced two new headsets, as well as an amplifier box, each specifically designed for the call center marketplace. Our CS-900 and CS-950 call center headsets have, what we believe to be, the most requested headset product features and are offered for sale at price points of up to 50% less than competitors’ substantially equivalent products. Our CS-910 amplifier box allows headset connectivity to most single or multi-line telephones and includes Andrea’s Advanced Automatic Gain Control (“A3GC”) to maintain constant receive and sound levels, among other more standard features.

We have developed and manufactured a line of accessories for our Andrea Anti-Noise Products:

Andrea ConnectSolutions™. Personal Computer Telephone Interface (“PCTI”). The PCTI is a comprehensive desktop device that integrates computer applications controlled by speech and traditional telephony applications by connecting headset users to the telephone, to the computer, or to both simultaneously. Users can alternately or simultaneously conduct telephone conversations and use speech recognition to enter data or dictate into the PC, without having to pause or toggle between connectivity devices.

Andrea APS-100 Auxiliary Power Supply. The APS-100 is used when the computer microphone input on a user’s computer has either no power or insufficient power for correct microphone operation.

Andrea MC 100 Multimedia Audio Controller. The Andrea MC-100 Multimedia Audio Controller connects a PC headset or handset with a PC multimedia speaker system thereby allowing a user to conveniently switch between the headset/handset and the speaker system.

Our Aircraft Communications Products

The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. On April 11, 2003, we sold our Aircraft Communications Products division. For the year-ended December 31, 2002, this business segment generated approximately $3.3 million in revenue, and total operating profit of approximately $688 thousand.

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. For example, during 2002 we entered into such arrangements and/or relationships with Analog Devices, General Motors Corporation and Marconi Communications, Inc. We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

IBM Procurement Agreement. In 1997, we signed a procurement agreement with IBM to supply several models of Andrea Anti-Noise Products to IBM for packaging with a full line of IBM’s speech recognition software programs. During 2002, 2001 and 2000, sales of our computer headsets to IBM and certain of its affiliates distributors, licensees, and integrators accounted for 6%, 22% and 44%, respectively, of our total sales. During the latter half of 2001, we formulated a plan to exit from an increasingly unprofitable PC Headset channel within Andrea’s Anti-Noise Headset product segment. This channel included business with IBM related to this agreement.

Microsoft Procurement Agreement. In January 1999, we entered a procurement agreement with Microsoft covering the sale by us to Microsoft of our patented NC-8 headset for inclusion in Microsoft Encarta Interactive English Learning software programs for various markets in various languages. This agreement also covers the inclusion of Andrea product brochures in the packaging for these and related Microsoft products. During 2002, 2001 and 2000, sales of our computer headsets to Microsoft approximated $0, $40,000 and $500,000, respectively. During the latter half of 2001, we committed to a formal plan to exit from an increasingly unprofitable PC Headset channel within Andrea’s Anti-Noise Headset product segment. This channel included business with Microsoft related to this agreement.

Clever Devices Procurement Agreement. In March 2001, we entered a procurement agreement with Clever Devices to be the microphone supplier for its SpeakEasy II™ mass transit bus communication system. The integrated communication system utilizes Andrea Electronics’ high performance digital microphone system to enable the clear voice communications in high noise, mass transit environments. Andrea Electronics’ digital microphone array, incorporating its DSDA 2.0 algorithm and PureAudio 2.0® noise reduction algorithm, reduces mass transit noises such as tire, engine and wind noise, as well as interfering passenger voices. As part of the agreement, Andrea is also providing Clever Devices with a proprietary digital signal processor reference design and a patented microacoustic mechanical design to be integrated with the SpeakEasy™ II communication system. Under our procurement agreement with Clever Devices, Clever Devices is not obligated to procure any minimum quantity of product from us. During 2002 and 2001, sales of this communication system and related products approximated $224,000 and $23,000, respectively.

Analog Devices License Agreements. In December 2001 and March 2002, we entered into two license agreements with Analog Devices to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea Electronics’ high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. In accordance with our agreements, Analog Devices paid us a total of $5 million in license fees during calendar 2002. During 2002 licenses revenue recognized under these license agreements were $953,356, and at December 31, 2002, we have approximately $4 million in total deferred revenue related to these agreements.

VCON Telecomunications, Ltd. License Agreement. In July 2002, we entered into a license agreement that permits VCON to integrate a number of Andrea’s proprietary software technologies into the VCON Conference Bridge (“VCB”) software module which is part of VCON’s award-winning Media Xchange Manager™. The Media Xchange Manager was the first product to deliver IP video telephony features such as call forward, transfer and pickup as well as centralized management and monitoring capabilities to enable large-scale videoconferencing deployment. The VCB software module allows Media Xchange Manager participants to dial into the conference session or allows the user to invite others to join the conference making a two-way call a multipoint videoconference. The addition of Andrea’s technologies, including its patented PureAudio® 2.0 software algorithm, permits the VCB to manage and filter voice signals from multiple sources, enhancing intelligibility of the audio portion of the conference. Andrea has also introduced a new technology to the VCB, enabling the system to automatically select the speaker whose video picture is presented on the participants’ screens. The Andrea software monitors the activity of the speakers that are taking part in the conference call and selects the “dominant” speaker at any given time to be presented to the other participants. During 2002, because this product is in the early stages of commercialization, we did not record any material license revenues related to this agreement.

Marconi Communications, Inc. License Agreement. In December 2002, we entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop®, as well as its patented DSDA® 2.0 and PureAudio® 2.0 noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system, together with the proprietary audio technologies, allows users to carry on a discussion at normal conversational levels, even in a noisy room. Background noise is cancelled out, as is all the sound coming from the speakers, to create an environment that breeds natural conversations. During 2002, because this product is in the early stages of commercialization, we did not record any material license revenues related to this agreement.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2010 to 2018. Counterparts to some of those patents have been obtained for other jurisdictions that we have determined to be strategic. We also have other patent applications currently pending; however, we cannot assure that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement of existing products. Since 2000, substantially all of our research and development has been in support of developing Andrea DSP Microphone and Audio Software Products and Technologies. For the years ended December 31, 2002, 2001 and 2000, total research and development expenses were $3,642,550, $3,462,340 and $4,694,116, respectively. During 2003, we expect research and development expenses to decline when compared to 2002. We expect this will occur as a result of our overall plan to improve cash flows by pursuing aggressive cost reduction initiatives. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Sales and Marketing

We employ a sales staff as well as, from time to time, outside sales representative organizations to market our Andrea Anti-Noise Products and our Andrea DSP Microphone and Audio Software Products. Andrea Anti-Noise Products and Andrea DSP Microphone and Audio Software Products are marketed to computer OEMs, distributors of personal computers and telecommunications equipment, software publishers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers and Internet Content Developers. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea Anti-Noise and Andrea DSP Microphone and Audio Software Products. We are seeking to enter additional collaborative arrangements for marketing and selling our Andrea Anti-Noise Products and Andrea DSP Microphone and Audio Software Products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea Anti-Noise Products and Andrea DSP Microphone and Audio Software Products is critical to our success.

Production Operations

We conduct low volume assembly operations at our New York and Israeli facilities. As sales of any particular product increase, assembly operations are transferred to a subcontractor in Asia. Most of the components for the Andrea Anti-Noise Products and Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea Anti-Noise Products and Andrea DSP Microphone and Audio Software Products.

Competition

The markets for our Andrea Anti-Noise Products and Andrea DSP Microphone and Audio Software Products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of our current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than us. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than we can. We cannot assure that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to our technology. During 2001, we incurred significant price pressure, as well as a significant decline in unit sales of Andrea Anti-Noise Products to our OEM customer base shipping continuous speech dictation products. We attributed this decline to increasing competition as well as our ongoing strategic efforts to focus on being primarily a leading supplier of high-end, digital-based, far-field microphone technologies. In response to these factors, we exited from an increasingly unprofitable PC headset channel within the Andrea Anti-Noise Headset product segment.

We believe that our ability to compete successfully will depend upon our capability to develop and maintain advanced technology, develop proprietary products, attract and retain qualified personnel, obtain patent or other proprietary protection for our products and technologies and manufacture, assemble and market products, either alone or through third parties, in a profitable manner.

Employees

At December 31, 2002, we had 78 employees, of whom 29 were engaged in production and related operations, 29 were engaged in research and development, and 20 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. On April 11, 2003, we sold our Aircraft Communications Products division; as a result of such sale, we terminated approximately 36 employees.

ITEM 2. PROPERTIES

Andrea’s corporate headquarters is located in Melville, New York. Our corporate headquarters is located in approximately 40,000 square feet of leased space which houses our production operations, research and development activities, sales, administration and executive offices. We also lease facilities in Utah and Israel dedicated for research and development. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and adequately insured. See Notes 6 and 15 to our Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

ITEM 3. LEGAL PROCEEDINGS

Andrea was engaged in a lawsuit filed in the U.S. District Court for the Eastern District of New York by NCT Group, Inc. (“NCT”) and its subsidiary NCT Hearing Products, Inc. Andrea filed and served an answer to the NCT complaint, denying the allegations and asserting affirmative defenses and counterclaims. Effective July 29,

2002, Andrea executed a non-cash settlement of the lawsuit with NCT which dismissed both NCT’s claims and Andrea’s counterclaims.

In addition to the litigation described above, we are from time to time subject to routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Andrea was held on October 11, 2002. The results of this meeting were reported in our Form 10-Q for the nine-month period ended September 30, 2002.

On January 11, 2003, at a Special Meeting of Shareholders of the Company, the shareholders approved the amendment to the Restated Certificate of Incorporation of the Company to increase the authorized shares of common stock from 70,000,000 shares to 200,000,000 shares (18,382,208 shares for, 1,212,108 shares against, 66,286 shares abstained). In addition, the shareholders approved the amendment to the Restated Certificate of Incorporation of the Company to reduce the par value of the Company’s common stock from $0.50 per share to $0.01 per share (18,336,077 shares for, 1,244,609 shares against, and 79,916 shares abstained).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Andrea’s common stock is listed on the American Stock Exchange under the symbol “AND”. The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the American Stock Exchange. On April 10, 2003, there were approximately 540 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2001	3.90	1.52
June 30, 2001	2.29	1.36
September 30, 2001	1.70	.46
December 31, 2001	.95	.50
March 31, 2002	1.60	.51
June 30, 2002	1.25	.55
September 30, 2002	.80	.30
December 31, 2002	.65	.23

No cash dividends were paid on Andrea’s Common Stock in 2002 or 2001.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for the five years in the period ended December 31, 2002 has been derived from Andrea’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto.

	For the Years Ending December 31,
	2002	2001	2000	1999	1998
INCOME STATEMENT DATA
Net Product Revenues from Operations	$6,289,315	$10,258,875	$15,567,664	$17,112,487	$21,304,570
Licensing Revenue	953,356	—	—	—	—
Sales Reserve-Restructuring (1)	—	(337,499)	—	—	—

Net Revenue	7,242,671	9,921,376	15,567,664	17,112,487	21,304,570

Cost of Sales
Cost of Sales-Operating	4,446,121	7,401,605	11,279,649	11,908,751	14,178,871
Cost of Sales-Restructuring (1)	—	2,573,339	—	—	—

Total Cost of Sales	4,446,121	9,974,944	11,279,649	11,908,751	14,178,871

Gross Margin (Deficit)	2,796,550	(53,568)	4,288,015	5,203,736	7,125,699
Research and Development Expenses	3,642,550	3,462,340	4,694,116	3,399,666	2,016,684
Restructuring Charges (1)	—	1,552,892	—	—	—
General, Administrative and Selling Expenses	5,577,579	8,724,784	9,373,025	8,954,805	13,002,959

Loss from Operations	(6,423,579)	(13,793,584)	(9,779,126)	(7,150,735)	(7,893,944)
Other Income (Expense)	23,738	163,475	204,774	(26,258)	1,447,989

Loss Before Provision for Income Taxes and cumulative effect of a change in accounting principle for goodwill	(6,399,841)	(13,630,109)	(9,574,352)	(7,176,993)	(6,445,955)
Provision for Income Taxes	1,806,615	—	—	—	—

Loss before cumulative effect of a change in accounting principle for goodwill	(8,206,456)	(13,630,109)	(9,574,352)	(7,176,993)	(6,445,955)
Cumulative effect of a change in accounting principle for goodwill	12,458,872	—	—	—	—

Net Loss	(20,665,328)	(13,630,109)	(9,574,352)	(7,176,993)	(6,445,955)
Preferred Stock Dividends	466,695	564,604	351,209	195,843	—
Non-Cash Charge Attributable to Preferred Stock Beneficial Conversion Feature (2)	—	7,500,000	—	—	—

Net Loss attributable to common shareholders	$(21,132,023)	$(21,694,713)	$(9,925,561)	$(7,372,836)	$(6,445,955)

Net Loss Per Share before cumulative effect of change in accounting principle—Basic and Diluted	$(0.46)	$(1.43)	$(.72)	$(.56)	$(.61)
Cumulative effect of change in accounting principle—Basic and Diluted	(0.66)	—	—	—	—

Net Loss Per Share—Basic and Diluted	$(1.12)	$(1.43)	$(.72)	$(.56)	$(.61)

	As of December 31,
	2002	2001	2000	1999	1998
BALANCE SHEET DATA
Current Assets	$7,739,923	$9,755,897	$19,161,845	$19,315,415	$18,818,190
Total Assets	$16,774,715	$34,019,659	$47,272,866	$49,853,402	$50,681,940
Current Liabilities	$5,608,095	$3,944,559	$4,126,794	$5,293,930	$4,481,074
Total Liabilities	$8,254,308	$4,945,889	$4,322,661	$6,001,769	$7,103,040
Redeemable Securities	$8,026,599	$9,785,020	$12,162,725	$7,187,077	$—
Total Equity	$493,808	$19,288,750	$30,787,480	$36,664,556	$43,578,900

(1)	Restructuring Charges – The net loss applicable to Common Shareholders reflects the impact of restructuring charges associated with exiting a specific PC headset customer type, or channel, within the Anti-Noise Product business segment as follows (in thousands):

Sales returns	$337
Cost of sales	$2,573
Restructuring charges	$1,553

Total	$4,463

(2)	Non-cash charge attributable to beneficial conversion feature – The net loss applicable to Common Shareholders reflects the intrinsic value of the realization, during the third quarter of 2001, of a contingent beneficial conversion feature related to the Company’s Series C Redeemable Convertible Preferred Stock.

Quarterly Results and Seasonality

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2002 and 2001. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Year Ended December 31, 2002				Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Net Product Revenues from Operations	$1,791,072	$1,602,245	$1,009,676	$1,886,322	$2,615,639	$2,617,929	$2,937,199	$2,088,108
Licensing Revenue	8,219	168,114	360,353	416,670	—	—	—	—
Sales Reserve—Restructuring(1)	—	—	—	—	—	—	—	(337,499)

Net Revenues	1,799,291	1,770,359	1,370,029	2,302,992	2,615,639	2,617,929	2,937,199	1,750,609

Cost of Sales—Operating	1,165,793	1,147,076	671,631	1,461,621	1,919,354	1,872,758	2,105,848	1,503,645
Cost of Sales—Restructuring(1)	—	—	—	—	—	—	—	2,573,339

Total Cost of Sales	1,165,793	1,147,076	671,631	1,461,621	1,919,354	1,872,758	2,105,848	4,076,984

Gross margin (deficit)	633,498	623,283	698,398	841,371	696,285	745,171	831,351	(2,326,375)
Restructuring Charges, not included above(1)	—	—	—	—	—	—	—	1,552,892
Loss from Operations	(1,771,189)	(1,686,836)	(1,578,340)	(1,387,214)	(2,615,958)	(2,444,968)	(2,060,117)	(6,672,541)
Provision for Income Taxes	—	—	(1,806,615)	—	—	—	—	—

Loss before cumulative effect of a change in accounting principle for goodwill	(1,737,492)	(1,683,752)	(3,400,902)	(1,384,310)	(2,546,487)	(2,367,680)	(2,069,151)	(6,646,791)
Cumulative effect of a change in accounting principle for goodwill	—	—	—	12,458,872	—	—	—	—

Net Loss	(1,737,492)	(1,683,752)	(3,400,902)	(13,843,182)	(2,546,487)	(2,367,680)	(2,069,151)	(6,646,791)
Preferred Stock Dividends	124,102	118,424	115,328	108,841	146,285	143,613	140,755	133,951
Non-Cash Charge Attributable to Preferred Stock Beneficial Conversion Feature(2)	—	—	—	—	—	—	7,500,000	—

Net Loss Attributable to Common Shareholders	$(1,861,594)	$(1,802,176)	$(3,516,230)	$(13,952,023)	$(2,692,772)	$(2,511,293)	$(9,709,906)	$(6,780,742)

Net Loss Per Share before cumulative effect of change in accounting principle—Basic and Diluted	$(0.11)	$(0.10)	$(0.18)	$(0.08)	$(0.18)	$(0.17)	$(0.64)	$(0.42)
Cumulative effect of change in accounting principle—Basic and Diluted	—	—	—	$(0.61)	—	—	—	—

Net Loss Per Share—Basic and Diluted	$(0.11)	$(0.10)	$(0.18)	$(0.69)	$(0.18)	$(0.17)	$(0.64)	$(0.42)

(1)	Restructuring Charges – The net loss applicable to Common Shareholders reflects the impact of restructuring charges associated with exiting a specific PC headset customer type, or channel, within the Anti-Noise Product business segment as follows (in thousands):

Sales returns	$337
Cost of sales	$2,573
Restructuring charges	$1,553

Total	$4,463

(2)	Non-cash charge attributable to beneficial conversion feature – The net loss applicable to Common Shareholders reflects the intrinsic value of the realization, during the third quarter of 2001, of a contingent beneficial conversion feature related to the Company’s Series C Redeemable Convertible Preferred Stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our mission is to provide the emerging “voice interface” markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

Examples of the applications and interfaces for which Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise® Products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devises, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Audio Software Products use “far-field” digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

We outsource high volume assembly of most of our Andrea Anti-Noise® Products from purchased components, and we are assembling low volume Andrea DSP Microphone and Audio Software Products from purchased components primarily at our Israeli facility. As sales of any particular Andrea DSP Microphone and Audio Software Product increases, assembly operations are transferred to a subcontractor in Asia.

Our Critical Accounting Policies

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee.

Revenue Recognition – Non license-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to license revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statement.” In addition, fee-based services are performed on a time-and material basis or on a fixed-fee basis, under separate service arrangements. We recognize license-related revenues primarily based on an evaluation of the terms of individual contracts (see Note 12 of our consolidated financial statements, for example) considering, specifically, whether 1) significant obligations remain, 2) evidence of an arrangement exists, 3) the fees are fixed or determinable, and 4) collectibility is reasonably assured.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At December 31, 2002 and 2001 our allowance for doubtful accounts were approximately $71 thousand and $176 thousand respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We experienced significant inventory charges in 2001 due to our change in strategic direction resulting, in part, from declining market conditions. In connection with our restructuring effort, we incurred inventory charges of approximately $2.6 million during fiscal 2001. Inventories of approximately $3.2 million and $3.4 million at December 31, 2002 and 2001 are net of reserves of approximately $561 thousand and $586 thousand, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

Statement of Financial Accounting Standards (“SFAS”), No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and Accounting Principles Board (“APB”) Opinion No. 30 “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement require management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The impact of adopting this standard was not material to the financial statements.

SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea has adopted this standard effective January 1, 2002, and, accordingly, those intangible assets that continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. The adoption of this pronouncement resulted in an approximate $1.1 million decrease in amortization expense in 2002. Other intangible assets, which do not have indefinite lives, continue to be amortized. Andrea has made an assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. Andrea determined no adjustment was necessary, although the intangible asset “Workforce in Place” is reclassified as goodwill pursuant to FAS 142.

We performed initial transitional impairment testing of goodwill and intangible assets during the first six months of fiscal 2002. The impairment testing is performed in two steps: (step one) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (step two) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. FAS 142 required that an entity complete step one of the transitional goodwill impairment test within six months of adoption, and that if there is an indication that the carrying amount of the net assets of a reporting unit exceeds its fair value, step two must be completed by the end of the fiscal year. Andrea completed its step two impairment testing during the fourth quarter of 2002 in accordance with FAS 142 with the assistance of an independent appraisal firm, relying primarily on discounted net cash flows for the respective respective business segment, and determined that the carrying amount of the Andrea DSP Microphone and Audio Software business segment exceeded its fair value. Accordingly, the Company recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle in accordance with this new pronouncement and reduced goodwill to zero.

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”(“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering recent changes in existing positive evidence, we recorded a full valuation allowance, representing a charge of $1.8 million, against our deferred tax assets during the third quarter 2002. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables and inventories is directly reflected in our segments’ income (loss) from operations. Although any charges related to our deferred tax assets are not reflected in our segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly affected by the actual and expected results of each segment.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 and other items set forth in this Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

–	the volume of sales of our products under our collaborative marketing arrangements;

–	the cost of development of our products;

–	the mix of products we sell;

–	the mix of distribution channels we use;

–	the timing of our new product releases and those of our competitors;

–	fluctuations in the computer and communications hardware and software marketplace;

–	general economic conditions.

We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the year ended December 31, 2002 were approximately $7.2 million versus $9.9 million and $15.5 million in the years ended December 31, 2001 and 2000, respectively. Net loss applicable to common shareholders for the year ended December 31, 2002 was approximately $21.1 million, or $1.12 per share on a diluted basis, versus net loss applicable to common shareholders of approximately $21.7 million, or $1.43 per share on a diluted basis and $9.9 million, or $0.72 per share on a diluted basis, for the years ended December 31, 2001 and 2000, respectively. During 2002, we continued to experience cash flow constraints and, in response, on April 11, 2003, we sold our Aircraft Communications Products segment. Although we believe this sale will provide the Company with necessary working capital, the Aircraft Communications Products division generated approximately $3.3 million in revenue, and total operating profit of approximately $688 thousand for the year ended December 31, 2002. Consequently, this sale is expected to result in a further decrease in sales during fiscal 2003 as compared to 2002. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. Although we intend to continue improving cash flows by reducing overall expenses, we may not be able to easily and quickly implement such initiatives and, if our revenues continue to decline, our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). In addition, at December 31, 2002 we recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle to write off the goodwill associated with the Lamar acquisition. As a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting on the American Stock Exchange or inability to continue operations.

In recent years, we have sustained significant operating losses. We have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. Additionally, Andrea’s funding and capital raising efforts could trigger change in control payments due to certain executive officers of Andrea under their employment contracts, or redemptions of Andrea’s Series B and Series C Redeemable Convertible Preferred Stock. On April 11, 2003, Andrea sold its Aircraft Communications Products segment for approximately $3.8 million. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange.

We face the risk that Andrea could be required to redeem the Series B Redeemable Convertible Preferred Stock.

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), and a warrant covering 75,000 shares of Andrea’s Common Stock. Each of the remaining 46 shares of Series B Preferred Stock (par value $0.01 per share), as of April 10, 2003, has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock (par value $0.01 per share) at a conversion price equal to the lower of $8.775 (the “Maximum Conversion Price”) and the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the “Market Price”), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

Upon the announcement of a major transaction, as defined in Andrea’s Certificate of Incorporation, the investors have the right to require Andrea to redeem all or a portion of the investor’s Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, as defined, and depending on Andrea’s control over such events, the investors may have the right to require Andrea to i) redeem all or a portion of the Preferred Shares at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement, or ii) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price, as defined. If we are forced to redeem the Series B Preferred Stock, we would not have sufficient cash to satisfy the cost of redemption.

We face the risk that Andrea could be required to redeem the Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events, including the announcement of a major transaction, as defined in the Certificate of Amendment, or upon certain other triggering events. In the first quarter of 2002, a triggering event occurred and we obtained a waiver from the Series C Preferred Stock holders of their redemption right. A final agreement regarding the waiver arrangement was reached on March 28, 2002. The waiver related to the existing triggering event, as well as certain possible future triggering events, however, the waiver will be null and void upon the earlier of April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the waiver and related documents, and the first date on which Andrea is insolvent.

As consideration for the Series C Preferred Stock holder’s agreement to waive its current and, in certain circumstances, any future right to receive the aggregate Triggering Event Redemption Price for the Series C Preferred Stock, Andrea agreed to grant a security interest in all of Andrea’s assets. However, the Series C Preferred Stock holder agreed to have its lien on Andrea’s assets subordinated to (1) any lien granted in the future to a non-affiliated third party in connection with a strategic transaction with a financing component, provided that such third-party lien relates only to the amount of the financing component of such transactions, and (2) any lien granted in the future to a bank or other similar institution pursuant to any asset based financing transaction. In addition, the Series C Preferred Stock holder agreed to release its lien in connection with any sale of any assets subject to its lien, provided they receive a lien on the proceeds of the sale. The Series C Preferred Stock holder acknowledged that its lien in any portion of Andrea’s intellectual property is effectively subordinate to the interest of any current or future licensee of such intellectual property, as any interest the investor may have in such intellectual property cannot be greater than Andrea’s interest therein.

Given that the waiver granted by the Series C Preferred Stock holder does not cover all triggering events that could require the redemption of the Series C Preferred Stock, and that the waiver will be null and void in the event Andrea fails to comply in any material respect with the terms of the agreements relating to the waiver, among other things, there is a risk that the Series C Preferred Stock holder could declare a triggering event that would trigger the redemption rights. If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, which would be the case if a redemption occurred at this time, Andrea will be required to obtain a new waiver from the holder of the Series C Preferred Stock. If no such waiver can be obtained, Andrea’s ability to continue its current operations will be materially adversely affected and if Andrea has insufficient funds to redeem the Series C Preferred Stock, it could result in Andrea’s inability to meet its operating obligations and, consequently, delisting from the American Stock Exchange.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 22,149,775 were outstanding as of April 10, 2003. The number of shares outstanding does not include 6,376,125 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan; nor does it include 64,952,459 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants.

Conversions of our Series B Preferred Stock and Series C Preferred Stock may result in substantial dilution to other holders of our common stock.

As of April 10, 2003, we had 46 shares of Series B Preferred Stock and 749.19 shares of Series C Preferred Stock outstanding. Both the Series B Preferred Stock and the Series C Preferred Stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

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

The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 46 shares of Series B Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% dividend is paid in cash:

Conversion Price	Number of Shares of Common Stock Issuable Upon Conversion(1)	Percentage of Outstanding Common Stock(2)
$0.15	3,066,677	12%
$0.20	2,300,000	9%
$0.25	1,840,000	8%
$0.30	1,533,333	6%
$0.35	1,314,286	6%
$0.40	1,150,000	5%

(1)	The holder of Series B Preferred Stock is prohibited from converting its holdings of the Series B Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion. The numbers in this column do not reflect these limitations.

(2)	Based on 22,149,775 shares of common stock outstanding as of April 10, 2003.

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

Conversion Price	Number of Shares of Common Stock Issuable Upon Conversion(1)	Percentage of Outstanding Common Stock(2)
$0.15	49,945,840	69%
$0.20	37,459,380	63%
$0.25	29,967,504	58%
$0.30	24,972,920	53%

(1)	The holder of Series C Preferred Stock is prohibited from converting its holdings of the Series C Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2)	Based on 22,149,775 shares of common stock outstanding as of April 10, 2003.

The maximum conversion price of the Series C Preferred Stock is $0.30.

The following table illustrates the varying amounts of shares of Common Stock that would be issuable upon conversion of all 46 outstanding shares of Series B Preferred stock and all 749.19 outstanding shares of Series C Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that all additional amounts are paid in cash:

Conversion Price	Number of Shares of Common Stock Issuable Upon Conversion(1) (2) (3)	Percentage of Outstanding Common Stock(4)
$0.15	53,012,517	71%
$0.20	39,759,380	64%
$0.25	31,807,504	59%
$0.30	26,506,253	54%
$0.35	26,287,206	54%
$0.40	26,122,920	54%

(1)	The calculation assumes that the conversion price of the Series B and Series C Preferred Stock are the same at the assumed conversion prices of $0.15, $0.20, $0.25 and $0.30.

(2)	The calculation assumes that for any conversion of the Series B Preferred Stock when the prevailing market price is above $ 0.30, the Series C Preferred Stock would still be converted at its maximum conversion price of $ 0.30.

(3)	The holders of Series B and Series C Preferred Stock is prohibited from converting the Series C or Series B Preferred Stock, or from exercising the warrants issued in connection with the Series B Preferred Stock, if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion.

(4)	Based on 22,149,775 shares of common stock outstanding as of April 10, 2003.

The conversion rate at April 10, 2003 of the Series B Preferred Stock and the Series C Preferred Stock was $0.195. If all of the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock were converted on April 10, 2003, we would have issued a total of 45,938,561 shares of common stock. If the market price of our common stock continues to decline, the conversion rates would increase, resulting in our issuing a greater number of shares upon conversion of the Series B Preferred Stock and the Series C Preferred Stock

Sales of an increased number of shares of common stock issued upon conversion of the Series B Preferred Stock and the Series C Preferred Stock resulting from a declining market price for our common stock can cause the market price of our common stock to decline further.

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

If we fail to market and commercialize our Andrea DSP Microphone and Audio Software products, or continue to develop Andrea Anti-Noise Headset products, our revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

Our business, results of operations and financial condition depend on the successful commercialization of our Andrea DSP Microphone and Audio Software products and technologies. We introduced our first Andrea DSP Microphone products in 1998 and we continued to introduce complementary products and technologies over the last several years. We are primarily targeting these products at the desktop computer market, the market for in-vehicle computing and the audio and video conferencing markets, among others. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries. Since we began sales of our initial Andrea Anti-Noise Headset products in 1995, we have developed and introduced new products in this line. However, in the fourth quarter of 2001, we also restructured this business segment which resulted in a significant reduction in revenues.

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

The markets in which we sell our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Headset products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, technology development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. One or more of these competitors may independently develop technologies that are substantially equivalent or superior to our technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

We are currently engaged in the development of digital signal processing products and technologies for the voice, speech and natural language interface markets. We may not succeed in developing these new digital signal processing products and technologies, and any of these new digital signal processing products or technologies may not gain market acceptance

Further, the markets for our products and technologies are characterized by evolving industry and governmental standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, certain of our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Headset products are subject to the Federal Communications Commission (FCC). We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

If our marketing collaborators do not effectively market those of their products with which our products are included or incorporated, our sales growth will be adversely affected.

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

We conduct low volume assembly operations at our facilities in New York and Israel. As sales of any particular product increases, assembly operations are transferred to subcontractors (primarily in the Far East) using purchased components. Some specialized components for the Andrea Anti-Noise Headset and Andrea DSP Microphone products, such as microphones and digital signal processing boards are available from a limited number of suppliers (in some cases foreign) and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases. If our subcontractors fail to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

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

We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the years ended December 31, 2002, 2001 and 2000, sales to customers outside the United States accounted for approximately 14%, 17% and 30%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

•	trade restrictions in the form of license requirements;

•	restrictions on exports and imports and other government controls;

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations;

•	problems in establishing and managing distributor relationships;

•	general economic conditions; and

•	political and economic instability or conflict.

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

We face risk from operating in Israel.

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

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain highly qualified managers and technical personnel. As of the date of this filing, the Board of Directors of Andrea Electronics is in the process of negotiating contracts with each of Douglas J. Andrea, Chairman of the Board of Directors, Christopher P. Sauvigne, President and Chief Executive Officer, Joseph Marash, Chief Technology Officer, Richard A. Maue, Chief Financial Officer and Thomas W. McClay, General Counsel. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future.

Results Of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Sales

Sales for the year ended December 31, 2002, were $7,242,671, a decrease of 27% from sales of $9,921,376 for the year ended December 31, 2001. This decrease in sales reflects an approximate 47% decrease in sales of Andrea Anti-Noise Products to $2,285,437, or 31% of total sales, an approximate 33% decrease in sales of our Aircraft Communications Products, to $3,308,021, or 46% of total sales, partially offset by an approximate 140% increase in sales of Andrea DSP Microphone and Audio Software Products, to $1,649,213, or 23% of total sales.

The primary reason for the decreases in sales of Andrea Anti-Noise Headset Product is substantially due to our decision, during the fourth quarter 2001, to exit from an unprofitable, PC OEM/retail headset channel within Andrea’s Anti-Noise Headset product segment. This customer channel included IBM, and for the year ended December 31, 2002, sales to IBM and certain of IBM’s affiliates accounted for approximately 6% of our total sales, or $450,713. This reflects an approximate 79% decrease from $2,178,320 for the year ended December 31, 2001.

The decreases in our Aircraft Communications Product revenues is primarily a result of a decrease in U.S. Department of Defense funding which affected programs where Andrea’s products are used, primarily during the second and third quarters of fiscal 2002. On April 11, 2003, the Company sold its Aircraft Communications Products segment. Sales of such products during 2002, 2001 and 2000 approximated 46%, 49% and 19%, respectively, of our total net revenues. As a result, this sale is expected to result in a further decrease in sales during fiscal 2003.

The increases in sales of Andrea DSP Microphone and Audio Software Products is primarily due to licensing revenue recognized during 2002 related to our agreements with Analog Devices. The unamortized portion of the same license agreements is recorded as deferred revenue ($1,666,680 of which is classified as current and $2,379,964 is classified as long-term) as of December 31, 2002. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million which started in the third quarter of 2002.

Cost of Sales

Cost of sales as a percentage of sales for the year ended December 31, 2002 decreased to 61% from 72% for the year ended December 31, 2001, before restructuring charges. This decrease primarily reflects the significant restructuring charge recorded during the fourth quarter of 2001 coupled with, to a lessor extent, the impact of the significant changes in the composition of our revenues as described under “Sales” above, in particular, the significant increase in high-margin license revenues associated with our agreements with Analog Devices (primarily attributable to the 2002 third and fourth quarters), and the elimination of sales of low-margin Andrea Anti-Noise Headset Products associated with the aforementioned restructuring activity.

Research and Development

Research and development expenses for the year ended December 31, 2002 increased 5% to $3,642,550 from $3,462,340 for the year ending December 31, 2001. The substantial amount of research and development is a reflection of our efforts to develop and commercialize DSP microphone and audio technologies, coupled with, to a lesser extent, efforts in Aircraft Communication product technologies and Andrea Anti-Noise headset products. For 2002, the Andrea DSP Microphone and Audio Software Technology efforts were $3,017,120, or 83% of total research and development expenses, Aircraft Communications technology efforts were $402,923 or 11% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $222,507, or 6% of total research and development expenses. With respect to DSP Microphone and Audio Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology (“DSDA”), and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to reduce the relatively high levels of such expenses during fiscal 2003.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 36% to $5,577,579 for the year ended December 31, 2002 from $8,724,784 for the year ended December 31, 2001. These decreases are primarily due to cost reduction efforts, as well as our adoption, on January 1, 2002, of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment from time to time. The adoption of this pronouncement resulted in a decrease of $1,128,187 in amortization expense for 2002 when compared to the prior year. As a result of the sale of the Aircraft Communications Products segment, as well as our overall effort to conserve cash, we believe that selling, general and administrative expenses will decline substantially during 2003.

Other Income (Expense)

Other income for the year ended December 31, 2002 was $23,738 compared to $163,475 for the year ended December 31, 2001. This decrease is due to lower cash balances coupled with unfavorable market conditions for those invested cash balances during 2002.

Provision for Income Taxes

We recorded a full valuation allowance against our net deferred tax assets during 2002, recognizing a $1,806,615 non-cash charge to provision for income taxes. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

Net Loss

Net loss for the year ended December 31, 2002 was $20,665,328 compared to a net loss of $13,630,109 for the year ended December 31, 2001. The net loss for the year ended December 31, 2002 principally reflects the factors described above. In addition, in the fourth quarter of 2002, and in accordance with FAS 142, the Company completed its transitional impartment testing of the carrying value of its goodwill. As the carrying value of the goodwill was determined to exceed the fair value, the Company recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle in accordance with this new pronouncement and reduced goodwill to zero.

Results Of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales

Excluding the impact of restructuring charges, sales for the year ended December 31, 2001, were $10,258,875, a decrease of 34% from sales of $15,567,664 for the year ended December 31, 2000. This decrease in sales reflects an approximate 61% decrease in sales of Andrea Anti-Noise Products to $4,656,078, or 45% of total sales, offset by an approximate 68% increase in sales of our Aircraft Communications Products, to $4,916,616, or 48% of total sales, and an approximate 2% increase in sales of Andrea DSP Microphone and Audio Software Products, to $686,181, or 7% of total sales.

The primary reason for the decrease of Andrea Anti-Noise Product sales during 2001 was a significant decline in headset unit shipments to IBM which was primarily a result of increased competition in the PC headset market, coupled with unfavorable economic conditions which continues to negatively impact the technology sector. In response, during the fourth quarter 2001, we formulated a plan to exit from an increasingly unprofitable PC headset channel within Andrea’s Anti-Noise Headset product segment. This customer channel included IBM. For the year ended December 31, 2001, sales to IBM and certain of IBM’s affiliates accounted for approximately 22% of our total sales, or $2,178,320. This reflects an approximate 63% decrease from $6,809,575 for the year ended December 31, 2000.

The increase in our Aircraft Communication Product revenues is primarily a result of increased sales and marketing activities.

Sales of Andrea DSP Microphone and Audio Software Products were primarily comprised of shipments of Andrea’s far-field microphone products for use with business videoconferencing systems, in-vehicle communications systems, and desktop speech dictation applications. During the fourth quarter of 2001, we recorded deferred revenues of $1 million related to a license agreement for certain of our Andrea DSP Microphone and Audio Software technologies. The deferred revenue will be recognized over a period of three years beginning March 22, 2002.

Cost of Sales

Excluding the impact of restructuring charges, cost of sales as a percentage of sales for the year ended December 31, 2001 remained consistent from the year ended December 31, 2000.

Research and Development

Research and development expenses for the year ended December 31, 2001 decreased 26% to $3,462,340 from $4,694,116 for the year ending December 31, 2000. This decrease is due primarily to a reduction in expenses associated with research efforts that were determined not to be integral to Andrea’s core portfolio of digital microphone software and hardware technologies. DSP Microphone and Software Technology efforts were $2,770,491, or 80% of total research and development expenses, Aircraft Communications technology efforts were $388,757, or 11% of total research and development expenses and Andrea Anti-Noise Product efforts were $303,092, or 9% of total research and development expenses. With respect to DSP Microphone and Software Technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating our digital super directional array microphone technology (“DSDA”) and certain other related technologies obtained through the acquisition of Lamar in May 1998. We believe that the acquisition of Lamar significantly reinforces its position in digital signal processing by extending our marketing programs to other high-growth industries, including automotive telematics, mobile device markets, the business videoconferencing market and Internet telephony, among others. Specifically, the core technology acquired produces noise filtering capabilities that management believes is preferred to other known DSP-based technologies in the market, and is unattainable in products using traditional mechanical solutions. In addition, the nature of a DSP-based solution, together with the people acquired supporting our technology, offers a solution that is highly scalable and embeddable, and therefore enables the technology to be integrated into many different applications and form factors. We believe that continued research and development spending will provide us with a competitive advantage.

General, Administrative and Selling Expenses

Excluding the impact of restructuring charges, general, administrative and selling expenses decreased approximately 7% to $8,724,784 for the year ended December 31, 2001 from $9,373,025 for the year ended December 31, 2000. This decrease is primarily due to our cost reduction efforts which are aimed at cutting costs that are not integral to the execution of Andrea’s overall strategy, and to ensure conservative spending during the current period of economic uncertainty. Included in our cost reduction initiatives was a reduction in workforce which was implemented during February of 2001, representing a reduction of approximately 25% of Andrea’s then total workforce.

Restructuring Charges

During the fourth quarter 2001, we committed to a defined plan of action and recorded restructuring charges relating to repositioning our business plan for our Anti-Noise Product business segment as part of our overall effort to drive high margin product sales and become profitable. The restructuring focused on exiting from an increasingly unprofitable PC headset channel within Andrea’s Anti-Noise Headset product segment. This was primarily a result of the increasing competitive nature of the PC headset market, coupled with Andrea’s ongoing strategic efforts to focus on being primarily a leading supplier of high-end, digital-based, far-field microphone technologies. This channel primarily purchased our lower-end, low margin headset products, and required substantial support which, when combined with decreasing volumes realized during 2001, became unprofitable. The plan resulted in an aggregate restructuring charge of approximately $4.5 million, and included the following:

1.	Sales returns – restructuring reserve – This charge, approximating $340 thousand, reflects estimated sales returns activity related to exiting this customer channel.

2.	Cost of sales – This charge, approximating $2.6 million, relates to inventory obsolescence for products that we do not expect to sell as a result of exiting this activity.

3.	Other charges – These charges, approximating $1.6 million, relate to costs associated with exiting certain agreements, as well as impairment charges associated with abandoning related assets.

Other Income (Expense)

Other income for the year ended December 31, 2001 was $163,475 compared to $204,774 for the year ended December 31, 2000. This decrease is due to lower cash balances coupled with unfavorable market conditions for those invested cash balances during 2001.

Provision for Income Taxes

We did not record income tax expense for the year ending December 31, 2001 in light of the net loss recorded for the period. Furthermore, the realization of a portion of our reserved deferred tax assets, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but will result in an increase in additional paid in capital as they are related to tax benefits associated with the exercise of stock options. We will be continually re-assessing its reserves on deferred income tax assets in future periods on a quarterly basis. The determination as to the realization of additional reserves is, and will be, based on Andrea’s expectations of future earnings. To the extent we believe that, more likely than not, previously reserved deferred tax assets will be realized, we will reduce the reserve accordingly.

Net Loss

Net loss for the year ended December 31, 2001 was $13,630,109 compared to a net loss of $9,574,352 for the year ended December 31, 2000. The net loss for the year ended December 31, 2001 principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions and potential industry partners. At December 31, 2002, we had cash and cash equivalents of $3,307,437 compared with $3,724,130 at December 31, 2001. The balance of cash and cash equivalents at December 31, 2002, is primarily a result of our license transactions with Analog Devices, together with gross cash flows from operations.

Working capital at December 31, 2002 was $2,131,828 compared to $5,811,338 at December 31, 2001. The decrease in working capital reflects decrease in total current assets of $2,015,974 and an increase in total current liabilities of $1,663,536. The decrease in total current assets reflects decreases in cash and cash equivalents of $416,693, a decrease in accounts receivable of $1,194,122 (such decrease is primarily a result of our collection of license fees from Analog Devices, a decrease in inventory of $166,972 and a decrease in prepaid expenses and other current assets of $238,187. The increase in total current liabilities reflects a decrease in trade accounts payable of $35,904, a decrease in current portion of long-term debt of $137,746, a decrease of $135,147 in accrued restructuring charges, an increase of $1,408,459 in deferred revenue (a result of our license fees from Analog Devices) and an increase of $563,874 in other current liabilities.

The decrease in cash of $416,693 reflects $92,458 of net cash provided by operating activities, $350,358 of net cash used in investing activities and $158,793 of net cash used in financing activities.

The cash provided by operating activities, excluding non-cash charges, is primarily attributable to the $20,665,328 net loss for the year ended December 31, 2002, a $1,194,122 decrease in accounts receivable, a $166,972 decrease in inventory, a $238,187 decrease in prepaid expenses and other current assets, a $75,380 decrease increase in other assets, a $35,904 decrease in accounts payables, a $372,649 increase in other current and other liabilities, a $135,147 decrease in accrued restructuring charges and a $3,046,644 increase in deferred revenue. The change in accounts receivable and change in deferred revenue primarily reflects the impact of our license agreements with Analog Devices. The changes in inventory, accounts payable and other current and long-term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of raw materials as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities reflects an increase in property and equipment of $198,426 and an increase in patents and trademarks of $151,932. The increase in property and equipment primarily relates to capital expenditures related to manufacturing dies for our Andrea Anti Noise Headset business line and our Andrea DSP Microphone and Audio Software business line. The increase in patents and trademarks reflects capital expenditures associated with intellectual property related to our Andrea DSP Microphone and Audio Software business line.

The net cash used in financing activities reflects payments related to the debt we assumed in connection with the acquisition of Lamar.

We believe that it will be necessary to raise additional working capital to support operations. In recent years, we have sustained significant operating losses and we have been unable to generate sufficient cash flow from operations to meet our operating needs. Correspondingly, from time to time during the past several years, we raised capital from external sources. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. During 2002, we continued to explore different sources of external funding in amounts necessary to continue our operations, while pursuing opportunities in our Andrea DSP Microphone and Audio Software Products segment and our Andrea Anti-Noise Products segment. As a result of our efforts, on April 11, 2003, we sold our Aircraft Communications Products division for approximately $3.8 million. Pursuant to the terms of the purchase agreement, we received $2.5 million in cash with the balance of the purchase price payable in equal installments over the succeeding eleven month period. In addition to the proceeds resulting from the sale of the Aircraft Communications Products segment, we plan to continue to improve our cash flows during 2003 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursue 1) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 2) existing opportunities in the automotive (in-vehicle computing) market, 3) opportunities in the video and audio conferencing market and 4) opportunities in the call center market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of April 11, 2003, upon receipt of the $2.5 million from the sale of the Aircraft Communications Products Division, Andrea has approximately $4.3 million (unaudited) of cash. During 2002, we burned $4.6 million in cash, excluding the $5 million in cash generated from the license agreements with Analog Devices. We expect our burn rate to decrease as a result of planned reductions of certain administrative, overhead and research and development expenses that are expected to begin during the second quarter of 2003, partially offset by the elimination of positive net cash flows from the Aircraft Communications Products division. As a result, we believe that we have sufficient liquidity available to continue in operation through at least December 2003. However, to the extent the Company does not experience growth from its remaining business segments, additional liquidity will be required in early 2004. Accordingly, if we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to continue significantly reducing our operating expenses and/or operations or we may have to relinquish our products, technologies or markets. We have no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio

Software Technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards, or SFAS, No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and Accounting Principles Board Opinion No. 30 “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement require management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The impact of adopting this standard was not material to the financial statements.

SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea has adopted this standard effective January 1, 2002, and, accordingly, those intangible assets that continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. The adoption of this pronouncement, resulted in an approximately $1.1 million decrease in amortization expense in 2002. Other intangible assets, which do not have indefinite lives, continue to be amortized. Andrea has made an assessment of its intangible assets to identify goodwill separately from other identifiable intangibles. Andrea determined no adjustment was necessary, although the intangible asset “Workforce in Place” is reclassified as goodwill pursuant to FAS 142. We performed initial transitional impairment testing of goodwill and intangible assets during the first six months of fiscal 2002. The impairment testing is performed in two steps: (step one) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (step two) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. FAS 142 required that an entity complete step one of the transitional goodwill impairment test within six months of adoption, and that if there is an indication that the carrying amount of the net assets of a reporting unit exceeds its fair value, step two must be completed by the end of the fiscal year. Andrea completed its step two impairment testing during the fourth quarter of 2002 in accordance with FAS 142 with the assistance of an independent appraisal firm, relying primarily on discounted net cash flows for the respective business segment, and determined that the carrying amount of the Andrea DSP Microphone and Audio Software business segment exceeded its fair value. Accordingly, the Company recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle in accordance with this new pronouncement and reduced goodwill to zero.

In April 2002, the FASB issued SFAS No. 145, “Recession of SFAS Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transaction that are part of an entity’s recurring operations from those that are unusual and infrequent that meets the criteria for classification for an extraordinary item. Andrea is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The adoption of this statement is not expected to have a material effect on Andrea’s consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this standard is not expected to have a material effect on Andrea’ s consolidated financial position and results of operations.

In November 2002, the FASB issued interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002, and did not have a material impact on Andrea’s consolidated financial position or operations.

In January 2003, the FASB issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Andrea does not expect the adoption of FIN 46 to have a material effect on its consolidated financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule listed in Item 15(a)(1) and (2) are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2002, the Company’s Board of Directors, at the recommendation of its Audit Committee, determined not to engage Arthur Andersen LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002, however, no action was taken on this date to formally dismiss Arthur Andersen LLP as the Company’s independent accountants. On July 29, 2002, the Company’s Board of Directors, at the recommendation of its Audit Committee, determined to engage PricewaterhouseCoopers LLP as the Company’s independent accountants, however no action was taken on this date to formally engage PricewaterhouseCoopers LLP as the Company’s independent accountants. On August 6, 2002, the Securities and Exchange Commission informed the Company that Arthur Andersen LLP had notified the Securities and Exchange Commission that it was unable to perform future audit services for the Company and, as a result, its relationship with the Company was effectively terminated. Arthur Andersen LLP did not notify the Company of this directly, however, the Securities and Exchange Commission stated in its letter that Arthur Andersen LLP’s notification was consistent with widely disseminated press reports of the wind-down of Arthur Andersen’s business. As a result, on August 6, 2002, Arthur Andersen LLP was dismissed as the Company’s independent accountant.

The report of Arthur Andersen LLP on the financial statements of the Company for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During each of the years ended December 31, 2001 and 2000 and the subsequent interim period preceding August 6, 2002, the Company was not in disagreement with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its report.

On August 6, 2002, the Company’s Board of Directors, at the recommendation of its Audit Committee, engaged PricewaterhouseCoopers LLP as the Company’s independent accountants. During the years ended December 31, 2001 and 2000 and through the date of the Board’s decision, the Company did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

On August 14, 2002, the Company’s Board of Directors, at the recommendation of its Audit Committee, dismissed PricewaterhouseCoopers LLP as the Company’s independent accountants. During the term of its engagement, PricewaterhouseCoopers LLP did not audit or review any financial statements of the Company as of any date or for any period, nor issue any reports relating thereto. However, PricewaterhouseCoopers LLP did commence, but did not complete a review of the Company’s interim financial statements for the quarter ended June 30, 2002.

During the term of its engagement, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused it to make reference thereto in any report on any audited financial statements of the Company.

During the term of PwC’s engagement, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)), except that prior to its dismissal, PwC raised questions regarding the Registrant’s ability to recover its deferred tax assets. PwC was dismissed prior to the matter being resolved. Members of the Board of Directors, one of which is a member of the Audit Committee, discussed this matter with PwC. The Company has authorized PwC to respond fully to the inquiries of the Company’s successor accountant concerning this matter.

The Registrant has requested that PwC furnish it with a letter addressed to the SEC stating whether or not PwC agrees with the above statements. A copy of such letter, dated August 15, 2002, was filed as Exhibit 16.1 in Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To be included in an amendment to the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

To be included in an amendment to the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To be included in an amendment to the Company’s Annual Report on Form 10K for the year ended December 31, 2002. The following table sets forth certain information as of April 10, 2003, for all compensation plans, including individual compensation arrangements under which equity securities of the company are authorized for issuance.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options. warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
•	Equity compensation plans approved by security holders	5,359,125	$5.10	1,020,000
•	Equity compensation plans not approved by security holders	—	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Andrea maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of Andrea concluded that Andrea’s disclosure controls and procedures were adequate.

b)	Changes in internal controls. Andrea made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The following financial statements of Andrea Electronics Corporation, the notes thereto, the related reports thereon of independent public accountants, and financial statement schedules are filed under Item 8 of this Report.

(b) Reports On Form 8-K

The registrant did not file any reports on Form 8-K during the three-month period ended December 31, 2002.

(c) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.6

Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.7

Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.8	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1

Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant’s 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-3, No. 333-61115, filed August 10, 1998)

4.2

Securities Purchase Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

4.3

Registration Rights Agreement, dated June 11, 1999, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

4.4	Form of Warrant by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

4.5

Securities Purchase Agreement, dated October 5, 2000, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

4.6

Registration Rights Agreement, dated October 5, 2000 by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

4.7

Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2	1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.3

Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the three month period ended June 30, 1995)*

10.4

Employment Agreement, dated as of April 12, 2000, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the three months ended March 31, 2000)

10.5

Employment Agreement, dated as of November 20, 1998, by and between Christopher P. Sauvigne and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

10.6

Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement) (incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant’s Current Report on Form 8-K filed May 8, 1998)

10.7

Procurement Agreement, dated as of January 13, 1999, by and between the Registrant and Microsoft Corporation (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K for the year ended December 31, 1998)

10.8

Licensing Agreement, dated as of December 19, 2001, by and between Andrea and Analog Devices, Inc. (incorporated by reference to Exhibit 10.17 of the registrant’s Form 10-K for the year ended December 31, 2001)**

10.9

Licensing Agreement, Amendment No. 1, dated as of March 13, 2002, by and between Andrea and Analog Devices, Inc. (incorporated by reference to Exhibit 10.18 of the registrant’s Form 10-K for the year ended December 31, 2001)**

10.10

Licensing Agreement, dated as of March 13, 2002, by and between Andrea and Analog Devices, Inc. (incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-K for the year ended December 31, 2001)**

10.11

Acknowledgement and Agreement, dated as of March 28, 2002, by and between Andrea and HFTP Investment LLC (including attached Waiver Agreement and Security Agreement) (incorporated by reference to Exhibit 10.20 of the registrant’s Form 10-K for the year ended December 31, 2001)

10.12

Pledge Agreement, dated as of March 28, 2002, by and between Andrea and HFTP Investment LLC (incorporated by reference to Exhibit 10.21 of the registrant’s Form 10-K for the year ended December 31, 2001)

10.13	Asset Purchase Agreement, dated as of April 2, 2003, by and between Andrea and Andrea Systems, LLC

10.14	Auditors’ Report to the Shareholders of Lamar Signal Processing Ltd. dated April 2, 2003

21	Subsidiaries of Registrant

23.1	Consent of Independent Public Accountants

99	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this Agreement have been accorded confidential treatment.

**	Request for confidential treatment was filed for portions of such documents. Confidential portions have been omitted, and filed separately with the Securities and Exchange Commission, as required by Rule 24b-2.

(d) Financial Statements Schedules

See Item 15(a)(2)

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of

Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheet of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Lamar Signal Processing, Ltd., a wholly owned subsidiary, which statements reflect total assets of $440,332 as of December 31, 2002 and total revenues and loss before cumulative effect of a change in accounting principle of $280,573 and $1,412,202, respectively, for the year then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included for Lamar Signal Processing, Ltd., is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Marcum & Kliegman LLP

Woodbury, New York

March 25, 2003, except for

Notes 1 and 19(d) which are

dated April 11, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. In addition, we have been unable to obtain the written consent of Arthur Andersen LLP with respect to the incorporation by reference of its report into any of our Registration Statements. Therefore, we have dispensed with the requirement to file the written consent of Arthur Andersen LLP in reliance upon Rule 437a of the Securities Act. As a result, stockholders and plan participants may not be able to recover damages from Arthur Andersen under Section 11 of the Securities Act for any untrue statements of material fact or any omissions to state a material fact, if any, contained in our financial statements for the fiscal year ended December 31, 2001

COPY

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

Melville, New York

March 28, 2002

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,307,437	$3,724,130
Accounts receivable, net of allowance for doubtful accounts of $70,831 and $176,292, respectively	900,024	2,094,146
Inventories, net	3,222,757	3,389,729
Prepaid expenses and other current assets	309,705	547,892

Total current assets	7,739,923	9,755,897

PROPERTY AND EQUIPMENT, net	543,572	811,392
DEFERRED INCOME TAXES	—	1,806,615
GOODWILL, net	—	12,317,843
INTANGIBLE ASSETS, net	8,208,638	8,969,950
OTHER ASSETS, net	282,582	357,962

Total assets	$16,774,715	$34,019,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:

Trade accounts payable	$1,111,256	$1,147,160
Current portion of long-term debt	21,056	158,802
Accrued restructuring charges	364,577	499,724
Deferred revenue	1,666,680	258,221
Other current liabilities	2,444,526	1,880,652

Total current liabilities	5,608,095	3,944,559

LONG-TERM DEBT	16,572	37,619
DEFERRED REVENUE	2,379,964	741,779
OTHER LIABILITIES	249,677	221,932

Total liabilities	8,254,308	4,945,889

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 66 and 249 shares, respectively; liquidation value: $660,000 and $2,490,000, respectively	645,091	2,421,009

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 749 and 750 shares, respectively; liquidation value: $7,491,876 and $7,500,000, respectively	7,381,508	7,364,011

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and outstanding	—	—
Common stock, $.50 par value; authorized: 70,000,000 shares; issued and outstanding: 21,127,918 and 16,308,968 shares, respectively	10,563,959	8,154,484
Additional paid-in capital	54,074,247	54,642,571
Deferred stock compensation	(23,099)	(52,334)
Accumulated deficit	(64,121,299)	(43,455,971)

Total shareholders’ equity	493,808	19,288,750

Total liabilities and shareholders’ equity	$16,774,715	$34,019,659

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000
REVENUES
Net Product Revenues from Operations	$6,289,315	$10,258,875	$15,567,664
License Revenues	953,356	—	—

Revenues	7,242,671	10,258,875	15,567,664
SALES RETURNS – RESTRUCTURING	—	(337,499)	—

Net Revenues	7,242,671	9,921,376	15,567,664

COST OF SALES – OPERATING	4,446,121	7,401,605	11,279,649
COST OF SALES – RESTRUCTURING	—	2,573,339	—

Cost of sales	4,446,121	9,974,944	11,279,649

Gross margin (deficit)	2,796,550	(53,568)	4,288,015

RESEARCH AND DEVELOPMENT EXPENSES	3,642,550	3,462,340	4,694,116
RESTRUCTURING CHARGES	—	1,552,892	—
GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	5,577,579	8,724,784	9,373,025

Loss from operations	(6,423,579)	(13,793,584)	(9,779,126)

OTHER INCOME (EXPENSE):
Interest income	3,448	193,087	416,393
Interest expense	(10,967)	(51,746)	(233,880)
Rent and miscellaneous income	31,257	22,134	22,261

Other Income	23,738	163,475	204,774

LOSS BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR GOODWILL	(6,399,841)	(13,630,109)	(9,574,352)
PROVISION FOR INCOME TAXES	1,806,615	—	—

Loss before cumulative effect of change in accounting principle for goodwill	(8,206,456)	(13,630,109)	(9,574,352)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR GOODWILL	(12,458,872)	—	—

Net loss	(20,665,328)	(13,630,109)	(9,574,352)

NON-CASH CHARGE ATTRIBUTABLE TO PREFERRED STOCK BENEFICIAL CONVERSION FEATURE	—	7,500,000	—
PREFERRED STOCK DIVIDENDS	466,695	564,604	351,209

Net loss attributable to common shareholders	$(21,132,023)	$(21,694,713)	$(9,925,561)

PER SHARE INFORMATION

Net Loss Per Share before cumulative effect of change in accounting principle for goodwill – Basic and Diluted	$(0.44)	$(1.43)	$(.72)
Cumulative effect of change in accounting principle for goodwill – Basic and Diluted	$(0.66)	$—	$—

Net Loss Per Share – Basic and Diluted	$(1.12)	$(1.43)	$(.72)

Shares used in computing net loss per share – Basic and Diluted	18,851,317	15,190,834	13,748,945

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, January 1, 2000	13,242,538	$6,621,269	$42,794,797	$—	$(12,751,510)	$36,664,556
Conversion of Series B Redeemable Convertible Preferred Stock	371,909	185,955	2,231,447	—	—	2,417,402
Exercise of stock options, net of related costs	283,125	141,562	1,489,521	—	—	1,631,083
Preferred stock dividends	—	—	(351,209)	—	—	(351,209)
Net loss	—	—	—	—	(9,574,352)	(9,574,352)

BALANCE, December 31, 2000	13,897,572	6,948,786	46,164,556	—	(22,325,862)	30,787,480
Conversions of Series B Redeemable Convertible Preferred Stock	2,308,896	1,154,448	1,411,636	—	—	2,566,084
Exercise of stock options, net of related costs	27,500	13,750	2,733	—	—	16,483
Preferred stock dividends	—	—	(564,604)	—	—	(564,604)
Restricted stock grant to officers	75,000	37,500	96,000	(133,500)	—	—
Stock option grant to consultant	—	—	32,250	(32,250)	—	—
Amortization of restricted stock grant to officers	—	—	—	104,971	—	104,971
Amortization of option grant to consultant	—	—	—	8,445	—	8,445
Beneficial conversion charge attributable to Series C Redeemable Convertible Preferred Stock	—	—	7,500,000	—	(7,500,000)	—
Net loss	—	—	—	—	(13,630,109)	(13,630,109)

BALANCE, December 31, 2001	16,308,968	8,154,484	54,642,571	(52,334)	(43,455,971)	19,288,750
Conversions of Series B Redeemable Convertible Preferred Stock	4,355,784	2,177,892	(180,557)	—	—	1,997,335
Conversions of Series C Redeemable Convertible Preferred Stock	31,916	15,958	(7,147)	—	—	8,811
Stock grant to employees and officers	337,500	168,750	60,750	(229,500)	—	—
Stock grant to outside directors	93,750	46,875	(16,875)	—	—	30,000
Stock option grant to consultant	—	—	42,200	(42,200)	—	—
Amortization of restricted stock grant to officers	—	—	—	28,529	—	28,529
Amortization of stock grant to employees and officers	—	—	—	229,500	—	229,500
Amortization of option grant to consultant	—	—	—	42,906	—	42,906
Preferred stock dividends	—	—	(466,695)	—	—	(466,695)
Net loss	—	—	—	—	(20,665,328)	(20,665,328)

BALANCE, December 31, 2002	21,127,918	$10,563,959	$54,074,247	$(23,099)	$(64,121,299)	$493,808

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,665,328)	$(13,630,109)	$(9,574,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest expense	—	—	39,964
Cumulative effect of a change in accounting principle	12,458,872	—	—
Deferred income taxes	1,806,615	—	—
Depreciation and amortization	1,238,461	2,729,736	3,131,975
Non-cash stock compensation expense	330,935	113,416	—
Non-cash charges related to Restructuring	—	4,463,730	—
Change in:
Accounts receivable, net	1,194,122	1,409,567	(733,010)
Inventories	166,972	321,970	838,709
Prepaid expenses and other current assets	238,187	(326,633)	46,558
Other assets, net	75,380	342,183	97,723
Trade accounts payable	(35,904)	(960,500)	(27,213)
Accrued restructuring charges	(135,147)	—	—
Deferred revenue	3,046,644	1,000,000	—
Other current and long term liabilities	372,649	378,804	(246,691)

Net cash provided by (used in) operating activities	92,458	(4,157,836)	(6,426,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(198,426)	(203,893)	(369,970)
Patents and trademarks	(151,932)	(386,963)	(254,172)

Net cash used in investing activities	(350,358)	(590,856)	(624,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt obligations	(158,793)	(695,496)	(596,840)
Net proceeds from Series C Redeemable Convertible Preferred Stock	—	—	7,500,000
Payment of convertible notes	—	—	(1,485,077)
Proceeds from issuance of common stock upon exercise of stock options, net of related costs	—	16,483	1,631,083

Net cash (used in) provided by financing activities	(158,793)	(679,013)	7,049,166

NET DECREASE IN CASH AND CASH EQUIVALENTS	(416,693)	(5,427,705)	(1,313)
CASH AND CASH EQUIVALENTS, beginning of year	3,724,130	9,151,835	9,153,148

CASH AND CASH EQUIVALENTS, end of year	$3,307,437	$3,724,130	$9,151,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion charge attributable to Series C Redeemable Convertible Preferred Stock	$—	$7,500,000	$—

Conversion of Series B Redeemable Convertible Preferred Stock into common stock	$1,997,335	$2,566,084	$2,417,402

Conversion of Series C Redeemable Convertible Preferred Stock into common stock	$8,811	$—	$—

Stock grant to employees and officers	$229,500	$—	$—

Restricted stock grant to officers	$—	$133,250	$—

Stock option grant to consultant	$42,200	$32,250	$—

Stock grant to outside directors	$30,000	$—	$—

Cash paid for:
Interest	$10,967	$31,749	$212,859

Income taxes	$11,254	$33,838	$47,675

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1. ORGANIZATION AND BUSINESS

Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, “Andrea”) has been engaged in the electronic communications industry since its inception. Since the early 1990s, Andrea has been primarily focused on developing and manufacturing state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications, primarily in the computer and business enterprise markets, that require high quality, clear voice signals. Andrea’s technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. Prior to the 1990s, Andrea’s primary business was selling intercom and amplifier systems primarily for military aircraft use. On April 11, 2003, Andrea sold this intercom and amplifier business (its Aircraft Communications Product segment—See Note 19).

Management’s Liquidity Plans

As of December 31, 2002, Andrea had working capital of $2,131,828 and cash on hand of $3,307,437. During 2002, Andrea generated $92,458 of cash from its operating activities. This was primarily a result of its agreements with Analog Devices, Inc. (“Analog Devices”—see Note 12). Andrea incurred a loss from operations of $6,423,579 for the year ended December 31, 2002. On April 11, 2003, Andrea sold its Aircraft Communications Products segment for approximately $3.8 million. The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. For the year-ended December 31, 2002, this business segment generated approximately $3.3 million in revenue, and total operating profit of approximately $688 thousand. Pursuant to the terms of the purchase agreement, Andrea received $2.5 million in cash, and the balance of the purchase price is payable in equal installments over the succeeding eleven month period.

In addition to the proceeds resulting from the sale of the Aircraft Communications Products segment, the Company plans to continue to improve its cash flows during 2003 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursue 1) existing and prospective opportunities to sell its Superbeam Array Microphone generated through its co-marketing efforts with Analog Devices in the personal computing market, 2) existing opportunities in the automotive (in-vehicle computing) market, 3) opportunities in the video and audio conferencing market and 4) opportunities in the call center market. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.

As of April 11, 2003, upon receipt of the $2.5 million from the sale of the Aircraft Communications Products Division, Andrea has approximately $4.3 million (unaudited) of cash. As a result, management believes that Andrea has sufficient liquidity available for Andrea to continue in operation through at least December 2003. However, additional liquidity will be required in early 2004. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of funding, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets. Andrea has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Andrea and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Loss Per Share

Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the exercise of stock options, warrants and redeemable convertible preferred stock are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute basic earnings per share (“EPS”), which in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Warrants to purchase common stock	75,000
Options to purchase common stock	5,388,625
Redeemable Convertible Preferred Stock	28,109,917

Total potential common shares as of December 31, 2002	33,573,542

Substantial issuances after December 31, 2002 through March 25, 2003:

Conversions of Redeemable Convertible Preferred Stock	1,021,857

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

Andrea is a manufacturer of audio communications equipment for several industries. All of the deferred revenues related to a licensing agreement with one customer and accounted for 48% of total account receivable at December 31, 2001. Sales related to the recognition of the deferred revenue as well as other service related revenues to this customer were approximately 13% of the total sales for 2002. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 6%, 22%, and 44% of the total sales for 2002, 2001 and 2000, respectively. Sales to the federal government and related subcontractors aggregated approximately 30% and 33% of total accounts receivable at December 31, 2002 and 2001, respectively, and approximately 19%, 17% and 18% of the total sales for 2002, 2001 and 2000, respectively.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

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

Goodwill and Other Intangible Assets

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. Commencing January 1, 2002 goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This statement

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“FAS 121”) and Accounting Principles Board Opinion (“APB”) No. 30 “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). The statement retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. Effective January 1, 2002, Andrea accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset(s) will be established. This new cost basis will be net of any recorded impairment. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and, accordingly, actual results could vary significantly from such estimates. As of December 31, 2002, management believes that no impairment exists for any of its long-lived assets.

Revenue Recognition

Non software-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales, the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to license revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 12). In addition, fee-based services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements.

Barter Transactions

Andrea records barter transactions at the estimated fair value of the services received. Deferred charges relating to a barter transaction approximated $39,000 and $273,000 as of December 31, 2002 and 2001, respectively, after giving effect to the restructuring charge (Note 11) and are included in other assets. The deferred charges are being amortized over the lesser of the period of benefit or the program period, not to exceed five years. Andrea did not engage in any barter transactions during 2002, 2001 or 2000.

Income Taxes

Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from Andrea’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes result when Andrea recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes (Note 14).

Stock-Based Compensation

At December 31, 2002, Andrea had two stock-based employee compensation plans, which are described more fully in Note 16. As permitted under SFAS No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

has been recognized for options granted to employees, as all options granted under those plans has a exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Andrea had applied the fair value recognition provisions of FAS 123 to options granted to employees.

	For the Years Ended December 31,
	2002	2001	2000
Net loss attributable to common shareholders as reported:	$(21,132,023)	$(21,694,713)	$(9,925,561)
Deduct: Total stock-based employee compensation expenses determined under fair value-based method	3,114,854	3,301,861	8,120,285

Pro forma net loss:	$(24,246,877)	$(24,996,574)	$(18,045,846)

Basic and diluted net loss per share as reported:	$(1.12)	$(1.43)	$(0.72)

Basic and diluted pro forma net loss per share:	$(1.29)	$(1.65)	$(1.31)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected life in years	4	3	5
Risk-free interest rates	4.09%	4.16%	6.19%
Volatility	190%	153%	83%
Dividend yield	0%	0%	0%

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method during 2002, 2001 and 2000 is estimated at $0.64, $1.13 and $4.39, respectively.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

In accordance with Statement of Position 93-7, “Reporting on Advertising Costs”, all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Prepaid advertising at December 31, 2002 and 2001, which primarily represents costs for media services purchased but not yet incurred, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Total advertising and marketing expenses for the years ended December 31, 2002, 2001 and 2000 approximated $440,000, $400,000 and $500,000, respectively.

Fair Value of Financial Instruments

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2002 and 2001, the carrying value of all financial instruments approximated fair value.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes ABP No. 16, “Business Combinations.” All business combinations within the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. It also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of this statement did not have a material impact on Andrea’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification for an extraordinary item. Andrea is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The adoption of this statement is not expected to have a material effect on Andrea’s consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material effect on Andrea’ s consolidated financial position and results of operations.

In November 2002, the FASB issued interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002, and did not have a material impact on Andrea’s consolidated financial position and results of operations.

In January 2003, the FASB issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Andrea does not expect the adoption of FIN 46 to have a material effect on its consolidated financial position and results of operations.

Reclassifications

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Generally, the provisions of FAS 142 are required to be applied for Andrea commencing January 1, 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are required to be reported as resulting from a change in accounting principle.

FAS 142 requires that an impairment test for goodwill and other intangible assets be performed in two steps, (i) determine impairment based upon fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. FAS 142 requires that an entity complete step one of the transitional goodwill impairment test within six months of adoption. If the carrying amount of the net assets of a reporting unit exceeds its fair value, then step two must be completed by the end of the fiscal year.

In accordance with FAS 142, Andrea performed initial transition impairment testing of goodwill and intangible assets during 2002, resulting in the determination that the carrying amount of the Andrea DSP Microphone and Audio Software business segment exceeded their fair value. Accordingly, Andrea recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle and reduced goodwill to zero, shown in the consolidate statement of operations.

As of January 1, 2002, Andrea made an assessment of intangible assets to identify goodwill separately from other identifiable intangibles. As a result, the intangible asset “Workforce in Place”, which amounted to $141,029, was reclassified to goodwill.

The following table presents adjusted net loss and net loss per share data adjusted to exclude the amortization expense previously recognized for goodwill and workforce in place:

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

	For the Years Ended December 31,
	2002	2001	2000
Reported net loss attributable to common shareholders	$(21,132,023)	$(21,694,713)	$(9,925,561)
Goodwill and workforce in place amortization	—	1,128,187	1,128,187

Adjusted net loss	$(21,132,023)	$(20,566,526)	$(8,797,374)

Net loss per share—basic and diluted	$(1.12)	$(1.43)	$(0.72)
Goodwill and workforce in place amortization	—	0.08	0.08

Adjusted net loss per common share	$(1.12)	$(1.35)	$(0.64)

Weighted-average common shares outstanding—basic and diluted	18,851,317	15,190,834	13,748,945

The changes in the carrying amount of Goodwill and Intangible assets during the year ended December 31, 2002 were as follows:

	Goodwill	Core Technology	Trademarks and Patents	Workforce in Place	Totals
Balance as of December 31, 2001	$12,317,843	$8,326,587	$502,334	$141,029	$21,287,793
Additions during the period	—	—	151,932	—	151,932
Reclassifications	141,029	—	—	(141,029)	—
Impairment charge	(12,458,872)	—	—	—	(12,458,872)
Amortization	—	(734,108)	(38,107)	—	(772,215)

Balance as of December 31, 2002	$—	$7,592,479	$616,159	$—	$8,208,638

Amortization expense was $772,215, $1,963,503 and $2,046,669 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of core technology is expected to be approximately $734,000 per year for the next eleven years. Trademarks and patents are amortized using the straight-line method over 17 years.

4. NET LOSS PER SHARE

Andrea follows the provisions of SFAS No. 128, “Earnings Per Share”. In accordance with this statement, basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The following chart provides a reconciliation of information used in calculating the per share amounts:

	For the Years Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(20,665,328)	$(13,630,109)	$(9,574,352)
Less: Non-cash charge attributable to preferred stock beneficial conversion feature	—	(7,500,000)	—
Preferred stock dividends	(466,695)	(564,604)	(351,209)

Net loss applicable to common shareholders	$(21,132,023)	$(21,694,713)	$(9,925,561)

Denominator:
Weighted-average common shares outstanding —Basic and Diluted*	18,851,317	15,190,834	13,748,945

Net loss per share —Basic and Diluted	$(1.12)	$(1.43)	$(.72)

*The effect of dilutive securities (stock option, Redeemable Convertible Preferred Stock and warrants) have not been included herein as their inclusion would be anti-dilutive.

5. INVENTORIES, net

Inventories, net, consists of the following:

	December 31,
	2002	2001
Raw materials	$1,773,168	$2,000,375
Work-in-process	354,222	130,167
Finished goods	1,656,168	1,845,720

	3,783,558	3,976,262
Less: reserve for obsolescence	(560,801)	(586,533)

	$3,222,757	$3,389,729

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

6. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2002	2001
Leasehold improvements	$79,485	$79,485
Machinery and equipment	4,502,022	4,303,596

	4,581,507	4,383,081
Less: accumulated depreciation and amortization	(4,037,935)	(3,571,689)

	$543,572	$811,392

Depreciation and amortization of property and equipment was $466,246, $741,443 and $906,719 for the years ended December 31, 2002, 2001 and 2000, respectively.

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2002	2001
Accrued payroll related expenses	$629,912	$435,740
Accrued professional, and other service fees	699,621	547,904
Accrued interest and dividend expense	940,578	721,607
Accrued other	174,415	175,401

	$2,444,526	$1,880,652

8. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2002	2001
Bank note	$37,628	$196,421
Less: Current portion	(21,056)	(158,802)

	$16,572	$37,619

This note is part of a $1,000,000 government-guaranteed credit facility bearing interest at 8.7% per annum approved for one of Andrea’s wholly-owned subsidiaries, Lamar Signal Processing Ltd. (“Lamar”), located in Israel, which is subject to the implementation of an investment program in accordance with Israeli law. The approval associated with the investment program requires certain conditions to be met, as defined. In the event Lamar fails to meet the conditions, immediate repayment may be required.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Scheduled maturities of long-term debt are as follows:

2003	$21,056
2004	16,572

Total	$37,628

9. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), and a warrant covering 75,000 shares of Andrea’s Common Stock. Each of the 750 shares of Series B Preferred Stock has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock at a conversion price equal to the lower of $8.775 (the “Maximum Conversion Price”) and the average of the two lowest trade prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the “Market Price”), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

All of the Series B Preferred Stock is convertible into Andrea’s Common Stock, and Andrea had reserved 4,447,775 shares of Common Stock for issuance upon conversion at March 25, 2003.

Upon the announcement of a major transaction, as defined in Andrea’s Certificate of Incorporation, the holders of the Series B Preferred Stock have the right to require Andrea to redeem all or a portion of the holders’ Series B Preferred Stock at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement. In addition, upon the occurrence of certain triggering events, and depending on Andrea’s control over such events, the holders of Series B Preferred Stock may have the right to require Andrea to (i) redeem all or a portion of the Series B Preferred Stock at a redemption price equal to the greater of 120% of the stated value plus any accrued dividends or the Market Price on the day of announcement, or (ii) pay a penalty equal to 1% of the remaining principal amount outstanding for a period not to exceed 20 days in any 365 day period, and adjust the Maximum Conversion Price.

Andrea is actively seeking to obtain additional capital and funding which, if successful, could involve the triggering of the redemption rights. If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a waiver from the holders of the Series B Preferred Stock. If the Series B Preferred Stock holders do not consent to such a waiver, Andrea’s efforts to obtain additional funding and capital will be materially adversely affected and its ability to continue its current operations will be materially adversely affected.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

For the years ended December 31, 2002 and 2001, the following number of shares of Series B Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series B Preferred Stock Converted	Conversion Price	Number of Common Shares
January 11, 2002	40	$0.590	747,657
March 15, 2002	37	$0.510	805,075
May 22, 2002	52	$0.655	886,898
September 17, 2002	34	$0.415	925,850
December 6, 2002	20	$0.230	990,304

Total for 2002	183		4,355,784

January 11, 2001	100	$1.875	566,824
January 18, 2001	52	$1.875	294,961
August 16, 2001	65	$0.985	717,029
November 2, 2001	34	$0.510	730,082

Total for 2001	251		2,308,896

On March 14, 2003, 20 shares of the Series B Preferred Stock, together with related accrued dividends, were converted into 1,021,857 shares of common stock (Note 19).

The original value of the warrant upon issuance was $348,457. As of December 31, 2002, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrant of $14,909. Due to the redemption features discussed above, the Series B Preferred Stock is presented outside of shareholders’ equity in the accompanying consolidated balance sheets.

10. SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Each of the 750 shares of Series C Preferred Stock has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date, for the first nine months. The conversion price reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea’s Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. As of December 31, 2002, all of the Series C Preferred Stock is currently convertible into Andrea’s Common Stock at a maximum conversion price of $0.30. Andrea had reserved 60,429,684 shares of Common Stock for issuance upon conversion of the shares of the Series C Preferred Stock at March 25, 2003. On October 10, 2002, 81.24% of one share of the Series C Preferred Stock was converted into 31,916 shares of Common Stock at a conversion price of $0.28.

In accordance with EITF Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, in the third quarter of 2001, Andrea recorded a non-cash charge of $7,500,000 to shareholder’s equity. This pronouncement values the

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represented the maximum charge under this standard.

The original value of the transaction costs upon issuance was $175,000. As of December 31, 2002, the Series C Preferred Stock is recorded net of the unaccreted present value of the transaction costs of $110,368. Due to the redemption features discussed above, the Series C Preferred Stock is presented outside of shareholders’ equity in the accompanying consolidated balance sheets.

Upon the announcement of a major transaction or upon certain triggering events, as defined, the investors have the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a redemption price equal to the greater of (i) 120% of the Liquidation Value, as defined, or (ii) the product of the applicable conversion rate in effect on the date of the major transaction or the triggering event and the closing bid price of the Common Stock of Andrea on the trading day immediately preceding the major transaction or triggering event or the closing bid price of Andrea’s Common Stock on the date of the holder’s delivery of redemption notice to Andrea. In addition, if Andrea is unable to effect such redemption (i) interest will accumulate on the value of the Series C Preferred Stock that Andrea is unable to redeem at the rate of 2% per month and (ii) the holders of the Series C Preferred Stock are entitled to void their redemption notices and receive a reset of their applicable conversion price.

On March 15, 2002, Andrea announced that a triggering event had occurred and that as a result of the trigger, the investor had the right to require Andrea to redeem all of the Series C Preferred Stock. The investor has agreed, in a Waiver Agreement, to waive its right to receive the aggregate Triggering Event Redemption Price (as defined in the Certificate of Amendment) (together with any interest and related cash payments or penalties thereon) the investor was otherwise entitled to as a result of the existing triggering event until April 7, 2007. In addition, the investor agreed to waive, until April 7, 2007, its right to receive the aggregate Triggering Event Redemption Price, as defined, (together with any interest and related cash payments or penalties thereon) with respect to (1) any future triggering event relating to additional registration failures, provided that the existing registration statements remain effective and available to the investor for the number of shares covered by such registration statements as of the date of the waiver (less any future sales made pursuant to such registration statements), and (2) any future triggering event relating to the delisting of Andrea’s Common Stock, provided that the Common Stock is thereafter authorized for trading on the OTC Bulletin Board. In addition, the investor agreed to waive, until April 7, 2007, Andrea’s obligation to register any additional shares and Andrea’s obligation to make certain cash payments, if any, for its failure to register any additional shares. Finally, the investor acknowledged that no Maturity Date Redemption Price (as defined) was due on October 10, 2002. The investor’s waivers described above shall be null and void immediately, however, upon the earlier of April 7, 2007, if such Triggering Event Redemption Price is not paid on April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the Waiver Agreement, and related agreements entered into between Andrea and the investor (the “Agreements”), and the first date on which Andrea is insolvent.

As consideration for the Waiver Agreement, Andrea agreed to grant the investor a security interest in all of Andrea’s assets; however, the investor agreed to have its lien on Andrea’s assets subordinated to (1) any lien granted in the future to a non-affiliated third party in connection with a strategic transaction with a financing component, provided that such third-party lien relates only to the amount of the financing component of such transactions, and (2) any lien granted in the future to a bank or other similar institution pursuant to any asset-based financing transaction. In addition, the investor agreed to release its lien in connection with any sale of any assets subject to the investor’s lien, provided the investor receives a lien on the proceeds of the sale. The investor acknowledged that its lien in any portion of Andrea’s intellectual property is effectively subordinate to the interest of any current or future licensee of such intellectual property, as any interest the investor may have in such intellectual property cannot be greater than Andrea’s interest therein.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a new waiver from the holders of the Series C Preferred Stock. If the Series C Preferred Stockholders do not consent to such a waiver, Andrea’s efforts to obtain additional funding and capital will be materially adversely affected and its ability to continue its current operations will be materially adversely affected.

11. RESTRUCTURING

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge is recorded as accrued restructuring charges or as a reduction of assets, as applicable. Following is a summary of the charges recorded in the consolidated statement of operations for fiscal 2001:

	Net Sales		Cost of Sales		Operating Expenses		Total
Inventory	$—		$2,573,339	(b)	$—		$2,573,339
Trademarks and fixed assets	—		—		1,114,190	(c)	1,114,190
Anticipated sales returns	337,499	(a)	—		—		337,499
Reduction of deferred barter costs	—		—		276,477	(c)	276,477
Support services and facility closures	—		—		162,225	(c)	162,225

Total	$337,499		$2,573,339		$1,552,892		$4,463,730

(a)	Represents estimated sales returns activity related to exiting this specific customer channel.

(b)	Represents the historical cost of inventory to be written-off, which is not expected to be sold as a result of exiting this activity.

(c)	Represents costs associated with exiting certain agreements, as well as impairment charges associated with abandoning related assets as a result of exiting this activity and its supporting activities.

During the year ended December 31, 2002, Andrea made payments of $135,147, which reduced the restructuring liability. Accrued restructuring charges was $364,577 and $499,724 as of December 31, 2002 and 2001, respectively.

12. LICENSING AGREEMENT

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as deferred revenue ($1,666,680 of which is classified as current and $2,379,964 is classified as long-term as of December 31, 2002) in the accompanying consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million which started in the third quarter of 2002. During the year ended December 31, 2002, $953,356 of license revenues were recognized.

13. RETIREMENT PLAN

Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea’s contributions, which serve to match a portion of participant contributions, were $0, $0, and $67,118 for the years ended December 31, 2002, 2001 and 2000, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

14. INCOME TAXES

Income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2002	2001	2000
Federal:
Current	$—	$—	$—
Deferred	(1,840,050)	(3,258,874)	(2,940,564)
State and Local:
Current	—	—	—
Deferred	(270,596)	(479,246)	(432,436)
Adjustment to valuation allowance related to net deferred tax assets	3,917,251	3,738,120	3,373,000

	$1,806,615	$—	$—

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before provision for income taxes and cumulative effect for a change in accounting principles is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Tax provision at statutory rate	34%	34%	34%
State and local taxes	5%	5%	5%
Change in valuation allowance for net deferred tax assets	(67)%	(39)%	(39)%

	(28)%	—	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	December 31,
	2002	2001
Long-term deferred tax assets:
Reserve for accrued expenses and trade credit	$1,057,000	$866,000
Allowance for doubtful accounts	28,000	69,000
Reserve for restructuring charges	142,000	303,000
Reserve for obsolescence	125,000	229,000
Inventory related to the restructuring that has not been liquidated	44,000	—
Deferred revenue	1,578,000	—
NOL carryforward	16,335,000	15,937,000

	19,309,000	17,404,000
Less: valuation allowance	(19,309,000)	(15,597,385)

Deferred tax asset, net	$—	$1,806,615

FAS 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

FAS 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Pursuant to a change in circumstances during the third quarter of Fiscal 2002, which caused a change in management’s judgment regarding the realizability of deferred tax assets, Andrea recorded a full valuation allowance against its net deferred tax assets, recognizing a $1,806,615 non-cash charge to provision for income taxes. Andrea will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests Andrea’s ability to utilize such assets.

As of December 31, 2002, Andrea had net operating loss and credit carryforwards of approximately $42 million expiring in varying amounts beginning in 2006 through 2022 Included in the fully reserved deferred tax asset of approximately $19.3 million, is approximately $5.6 million related to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statements of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized. Upon a change in control, utilization of these losses may be subject to substantial limitations as a result of Internal Revenue Code Section 382 rules.

15. COMMITMENTS AND CONTINGENCIES

Leases

Andrea’s corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in June 2008. Rent expense under this operating lease was approximately $579,000, $562,000 and $540,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

2003	$762,215
2004	737,802
2005	651,063
2006	677,106
2007	704,190
Thereafter	521,067

Total	$4,053,443

Employment Agreements

The Board of Directors of Andrea is currently in the process of negotiating employment contracts with the Chairman of the Board and the officers of the Company. At December 31, 2002, the future minimum cash commitments for 2003 aggregate $637,500 for these same individuals.

Legal Proceedings

Andrea is involved in routine litigation incidental through the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

16. STOCK PLANS AND STOCK-BASED COMPENSATION

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

In 1991, the Board of Directors of Andrea (the “Board”) adopted the 1991 Performance Equity Plan (“1991 Plan”), which was approved by the shareholders. The 1991 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 4,000,000 shares of Andrea’s common stock to be acquired by the holders of those awards. No further awards will be granted under the 1991 Plan. Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant.

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 5,275,000 shares of Andrea’s common stock to be acquired by the holders of those awards. At December 31, 2002, there were 1,020,000 shares available for further issuance under the 1998 Plan. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.

During the year ended December 31, 2002, Andrea awarded 131,250 shares of stock, 93,750 of which were granted to outside directors and 37,500 to an employee, under the 1998 Plan, with a weighted average fair market value at the date of grant of $0.42 per share. Compensation expense related to these awards was approximately $55,500 for the year ended December 31, 2002. During the year ended December 31, 2001, Andrea awarded 75,000 shares of restricted stock to the Chairman of the Board of Directors and other officers of the company under the 1991 Plan, with a fair market value at the date of grant of $1.78 per share. These restricted shares vested one year from the date of grant. Compensation expense related to these awards was $28,529 and $104,971 for the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2002, Andrea awarded 300,000 shares of stock to the Chairman of the Board of Directors and to the President and Chief Executive Officer, with a weighted average fair market value at the date of grant of $0.68 per share. Compensation expense related to these awards was approximately $204,000 for the year ended December 31, 2002.

Andrea accounts for stock-based awards granted to outside consultants under FAS 123 and to employees and directors under APB No. 25. Compensation expense is recognized over the vesting period of the award granted. Andrea recognized $42,906 and $8,445 of compensation expense for the years ended December 31, 2002 and 2001, respectively, related to option grants to outside consultants.

Option activity during 2002, 2001 and 2000 is summarized as follows:

	Years Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,213,125	$6.36	4,964,875	$7.57	4,300,000	$8.04
Granted	1,340,500	0.68	622,000	1.27	1,233,000	6.27
Exercised	—	0.68	(27,500)	0.68	(283,125)	5.82
Forfeited	(36,125)	1.66	(578,375)	7.97	(225,625)	12.01
Cancelled	(128,875)	0.95	(767,875)	11.37	(59,375)	9.92

Outstanding at end of period	5,388,625	5.11	4,213,125	6.36	4,964,875	7.57

Exercisable at end of period	3,900,750	$6.00	2,381,375	$7.70	2,157,250	$7.85

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.61 to $ 0.92	1,537,000	9.07	$ 0.68	812,500	$ 0.69
1.40 to 2.10	352,500	8.23	1.77	88,125	1.77
3.17 to 4.75	10,000	7.93	3.30	5,000	3.30
4.76 to 7.15	2,546,500	6.09	5.94	2,065,000	5.85
7.16 to 10.73	502,625	5.64	8.77	490,125	5.85
10.74 to 16.12	440,000	5.36	14.26	440,000	14.26

$ 0.61 to $16.12	5,388,625	6.98	$ 5.11	3,900,750	$ 6.00

17. SEGMENT INFORMATION

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Andrea Anti-Noise Products, (ii) Aircraft Communication Products (Note 19), and (iii) Andrea DSP Microphone and Audio Software Products. Our Andrea Anti-Noise Products include our noise cancellation and active noise cancellation computer headset products and related computer peripheral products. Our Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. For the year ended December 31, 2001, our Andrea Anti-Noise Products segment reflects the inclusion of restructuring charges of approximately $4.5 million (Note 11). The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2002, 2001 and 2000:

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Segment Data	Andrea Anti- Noise Products	Aircraft Communication Products	Andrea DSP Microphone and Audio Software Products	Total 2002
Net sales	$2,285,437	$3,308,021	$1,649,213	$7,242,671
Income (loss) from operations	(590,983)	687,892	(6,520,488)	(6,423,579)
Depreciation	174,508	94,361	197,377	466,246

	Andrea Anti- Noise Products	Aircraft Communication Products	Andrea DSP Microphone and Audio Software Products	Total 2001
Net sales	$4,318,579	$4,916,616	$686,181	$9,921,376
Income (loss) from operations	(6,905,641)	1,572,596	(8,460,539)	(13,793,584)
Depreciation	399,739	127,051	214,653	741,443

	Andrea Anti- Noise Products	Aircraft Communication Products	Andrea DSP Microphone and Audio Software Products	Total 2000
Net sales	$11,974,410	$2,923,031	$670,223	$15,567,664
Income (loss) from operations	636,060	(426,947)	(9,988,239)	(9,779,126)
Depreciation	409,541	193,197	275,426	878,164

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2002, 2001 and 2000, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:

Geographic Data	2002	2001	2000
Sales:
United States	$6,182,440	$8,198,267	$10,877,234
Europe	321,084	486,063	1,788,065
Other foreign	739,147	1,237,046	2,902,365

	$7,242,671	$9,921,376	$15,567,664

Accounts receivable:
United States	$728,756	$1,994,022	$2,055,056
Europe	3,990	11,735	754,155
Other foreign	167,278	88,389	694,502

	$900,024	$2,094,146	$3,503,713

18. QUARTERLY RESULTS (UNAUDITED)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the years ended December 31, 2002 and 2001. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

	Year Ended December 31, 2002				Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Net Product Revenues from Operations	$1,791,072	$1,602,245	$1,009,676	$1,886,322	$2,615,639	$2,617,929	$2,937,199	$2,088,108
Licensing Revenue	8,219	168,114	360,353	416,670	—	—	—	—
Sales Reserve—Restructuring(1)	—	—	—	—	—	—	—	(337,499)

Net Revenues	1,799,291	1,770,359	1,370,029	2,302,992	2,615,639	2,617,929	2,937,199	1,750,609

Cost of Sales—Operating	1,165,793	1,147,076	671,631	1,461,621	1,919,354	1,872,758	2,105,848	1,503,645
Cost of Sales—Restructuring(1)	—	—	—	—	—	—	—	2,573,339

Total Cost of Sales	1,165,793	1,147,076	671,631	1,461,621	1,919,354	1,872,758	2,105,848	4,076,984

Gross margin (deficit)	633,498	623,283	698,398	841,371	696,285	745,171	831,351	(2,326,375)
Restructuring Charges, not included above(1)	—	—	—	—	—	—	—	1,552,892
Loss from Operations	(1,771,189)	(1,686,836)	(1,578,340)	(1,387,214)	(2,615,958)	(2,444,968)	(2,060,117)	(6,672,541)
Provision for Income Taxes	—	—	(1,806,615)	—	—	—	—	—

Loss before cumulative effect of a change in accounting principle for goodwill	(1,737,492)	(1,683,752)	(3,400,902)	(1,384,310)	(2,546,487)	(2,367,680)	(2,069,151)	(6,646,791)
Cumulative effect of a change in accounting principle for goodwill	—	—	—	12,458,872	—	—	—	—

Net Loss	(1,737,492)	(1,683,752)	(3,400,902)	(13,843,182)	(2,546,487)	(2,367,680)	(2,069,151)	(6,646,791)
Preferred Stock Dividends	124,102	118,424	115,328	108,841	146,285	143,613	140,755	133,951
Non-Cash Charge Attributable to Preferred Stock Beneficial Conversion Feature(2)	—	—	—	—	—	—	7,500,000	—

Net Loss Attributable to Common Shareholders	$(1,861,594)	$(1,802,176)	$(3,516,230)	$(13,952,023)	$(2,692,772)	$(2,511,293)	$(9,709,906)	$(6,780,742)

Net Loss Per Share before cumulative effect of change in accounting principle—Basic and Diluted	$(0.11)	$(0.10)	$(0.18)	$(0.08)	$(0.18)	$(0.17)	$(0.64)	$(0.42)
Cumulative effect of change in accounting principle—Basic and Diluted	—	—	—	$(0.61)	—	—	—	—

Net Loss Per Share—Basic and Diluted	$(0.11)	$(0.10)	$(0.18)	$(0.69)	$(0.18)	$(0.17)	$(0.64)	$(0.42)

(1)	Restructuring Charges (Note 11) – The net loss applicable to common shareholders reflects the impact of restructuring charges associated with exiting a specific PC headset customer type, or channel, within the Anti-Noise Product business segment as follows (in thousands):

Sales returns	$337
Cost of sales	2,573
Restructuring charges	1,553

Total	$4,463

(2)	Non-cash charge attributable to beneficial conversion feature – The net loss applicable to common shareholders reflects the intrinsic value of the realization, during the third quarter of 2001, of a contingent beneficial conversion feature related to Andrea’s Series C Redeemable Convertible Preferred Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

19. SUBSEQUENT EVENTS

(a) Increase in Authorized Shares

On January 31, 2003, Andrea’s shareholders approved to increase the authorized shares of common stock from 70,000,000 shares to 200,000,000 shares.

(b) Change in the Par Value of the Common Stock

On January 31, 2003, Andrea’s shareholders approved to reduce the par value of Andrea’s common stock from $0.50 per share to $0.01 per share.

The following table reflects the capitalization of Andrea at December 31, 2002 with the par value of the common stock at $0.50 per share and $0.01 per share and the increase in authorized shares.

	$0.50 par value per share	$0.01 par value per share
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and outstanding	$—	$—
Common stock, authorized: 200,000,000 shares; issued and outstanding: 21,127,918 shares	10,563,959	211,279
Additional paid-in capital	54,074,247	64,426,927
Deferred stock compensation	(23,099)	(23,099)
Accumulated deficit	(64,121,299)	(64,121,299)

Total shareholders’ equity	$493,808	$493,808

(c) Conversion of Series B Redeemable Securities

On March 14, 2003, 20 shares of Series B Redeemable Convertible Preferred Stock (Note 10) and accrued dividends, with aggregate net book value of $225,537, were converted into 1,021,857 shares of common stock at an average conversion price of $0.225 per share.

(d) Sale of Aircraft Communication Products Division

On April 11, 2003, Andrea sold its Aircraft Communications Products division for approximately $3.8 million. Pursuant to the terms of the purchase agreement, Andrea received $2.5 million in cash with the balance of the purchase price payable in equal installments over the succeeding eleven month period. For the year-ended December 31, 2002, the Aircraft Communications Products segment generated approximately $3.3 million in revenue, and total operating profit of approximately $688 thousand. Included in the sale were approximately $1 million in inventories and $600 thousand in net receivables.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Andrea Electronics Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States of America, the financial statements of Andrea Electronics Corporation and subsidiaries for the year ended December 31, 2002 included in this filing and have issued our report thereon dated March 25, 2003. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    MARCUM & KLIEGMAN LLP

Woodbury, New York

March 25, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Andrea Electronics Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Andrea Electronics Corporation and subsidiaries included in this filing and have issued our report thereon dated March 28, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Melville, New York

March 28, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

2002	Balance at January 1	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31

Allowance for doubtful accounts	$176,292	$—	$—	$105,461	$70,831

Accrued restructuring charges	$499,724	$—	$—	$135,147	$364,577

2001

Allowance for doubtful accounts	$186,121	$—	$—	$9,829	$176,292

Accrued restructuring charges	$—	$499,724	$—	$—	$499,724

2000

Allowance for doubtful accounts	$202,521	$—	$—	16,400	$186,121

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ CHRISTOPHER P. SAUVIGNE
	Name:	Christopher P. Sauvigne
	Title:	President and Chief Executive Officer

Date:    April 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board and Director	April 11, 2003
Douglas J. Andrea

/s/ CHRISTOPHER P. SAUVIGNE	President and Chief Executive Officer and Director	April 11, 2003
Christopher P. Sauvigne

/s/ RICHARD A. MAUE	Executive Vice President, Chief Financial and Chief Accounting Officer	April 11, 2003
Richard A. Maue

/s/ THOMAS W. MCCLAY	Senior Vice President and General Counsel	April 11, 2003
Thomas W. McClay

/s/ JOHN R. CROTEAU	Director	April 11, 2003
John R. Croteau

/s/ GARY A. JONES	Director	April 11, 2003
Gary A. Jones

/s/ SCOTT KOONDEL	Director	April 11, 2003
Scott Koondel

/s/ LOUIS LIBIN	Director	April 11, 2003
Louis Libin

CERTIFICATION

I, Christopher P. Sauvigne, certify that:

1.	I have reviewed this annual report on Form 10-K of Andrea Electronics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors nd the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ CHRISTOPHER P. SAUVIGNE
Christopher P. Sauvigne
Chief Executive Officer and President (principal executive officer)

CERTIFICATION

I, Richard A. Maue, certify that:

1.	I have reviewed this annual report on Form 10-K of Andrea Electronics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ RICHARD A. MAUE
Richard A. Maue
Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)