Form 10-K/A
period 2002-12-31
ANDREA ELECTRONICS CORP
filed 2003-04-25
CIK 6494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-4324
                                                 ------

                                   -----------

                         ANDREA ELECTRONICS CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                           11-0482020
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

45 Melville Park Road, Melville, New York                       11747
 (Address of principal executive offices)                    (Zip Code)

                                 (631) 719-1800
               Registrant's telephone number, including area code:

                                   -----------

         Securities registered under Section 12(b) of the Exchange Act:

                               Title of each class
                     Common Stock, par value $.01 per share

                    Name of each exchange on which registered
                             American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

                                   -----------

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

       Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [_] No [X]

       The aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,794,386, based upon the closing price of $0.58 as quoted on the American Stock Exchange as of the last business day of the registrants' most recently completed second fiscal quarter.

       The number of shares outstanding of the registrant's Common Stock as of April 22, 2003, was 22,149,775.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

TITLE                                                                      Page
-----                                                                      ----
                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant               1

ITEM 11.  Executive Compensation                                           2

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                       7

                                    PART III

       Items 10, 11 and 12 to the Annual Report on Form 10-K of Andrea Electronics Corporation for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003, are hereby amended and restated in their entirety as follows.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Andrea's Bylaws provide for a Board of Directors consisting of between three and ten members, as determined by resolution of the Board of Directors.

       Andrea's Directors include the Chief Executive Officer of the Company.

       Information on the Directors of the Company follows (all Directors serve for a one-year term; ages are as of December 31, 2002):

       INFORMATION ABOUT DIRECTORS

       Douglas J. Andrea, age 40, has been Chairman of the Board of Directors since November 2001 and a Director of the Company since 1991. He was Co-Chairman and Co-Chief Executive Officer from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

       Christopher P. Sauvigne, age 42, has been President and Chief Executive Officer since August 2001. He was President and Chief Operating Officer of the Company from November 1998 until August 2001. From 1982 until joining the Company in November 1998, Mr. Sauvigne was employed by Arthur Andersen LLP, where he served in various capacities, the last of which was as Partner.

       John R. Croteau, age 42, has been a Director of the Company since March 2002. Mr. Croteau, General Manager, Media Platform and Services Group at Analog Devices, Inc., is currently responsible for Analog Devices' DSP and System Product businesses in PCs and peripherals. Mr. Croteau, having 19 years of semiconductor and technology marketing and business management experience, built a franchise in PC Audio at Analog Devices, servicing substantially all PC OEMs, including Intel, Dell, Compaq, Hewlett Packard, IBM, Sony, Fujitsu, FSC and NEC, among others. Since joining Analog Devices in 1983, Mr. Croteau held a variety of strategic marketing and planning positions, specializing in bringing new technologies and products to market.

       Gary A. Jones, age 57, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

       Scott Koondel, age 39, has been a Director of the Company since April 1995. He has been the Eastern Manager, Off-Network Television, Paramount Pictures, a subsidiary of Viacom International since June 1993, and was the National Sales Manager for WPIX-TV, a division of Tribune Broadcasting, from June 1990 to June 1993.

       Louis Libin, age 44, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief

Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union (the ITU) in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers (IEEE), and is a member of the National Society of Professional Engineers.

       INFORMATION ABOUT EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

       Richard A. Maue, age 32, has been the Company's Executive Vice President, Chief Financial Officer and Corporate Secretary since November 1999. Mr. Maue joined the Company in April 1997 and served as Vice President, Controller, Treasurer and Corporate Secretary until November 1999. From 1992 until joining the Company in April 1997, Mr. Maue was employed in the audit and business advisory division at Arthur Andersen LLP.

       Thomas W. McClay, age 37, has been the Company's Senior Vice President and General Counsel since May 2000. From 1993 until joining the Company in May 2000, Mr. McClay was employed in the tax and business advisory division at Arthur Andersen LLP.

       The executive officers of the Company are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 2002, the Company's directors and officers met all applicable SEC filing requirements, except that one transaction by Douglas J. Andrea and one transaction by Christopher P. Sauvigne were not filed on a Form 4 on a timely basis, and a Form 3 for Thomas
W. McClay was not filed on a timely basis, due to administration error. These Forms were subsequently filed.

ITEM 11.  EXECUTIVE COMPENSATION

                                  DIRECTOR FEES

       Independent Directors each receive an annual retainer of $5,000 in the form of Company common stock and are paid $500 for attendance at Board Meetings and $250 for attendance at committee meetings.

                             EXECUTIVE COMPENSATION

       The following table sets forth information for the last three fiscal years relating to compensation earned by the Chief Executive Officer and the other most highly compensated executive officers who received salary and bonuses over $100,000 during the year ended December 31, 2002.

                                                                                     RESTRICTED
                                                      SALARY          BONUS             STOCK           STOCK
    NAME AND PRINCIPAL POSITION          YEAR           ($)           ($)(1)           AWARDS($)       OPTIONS(#)
------------------------------------- ------------ -------------- ----------------  -------------- ----------------
Christopher P. Sauvigne, President       2002          178,675        125,000        102,000 (3)        250,000
and Chief Executive Officer and          2001          243,723              -         44,500 (4)              -
former Chief Operating Officer (2)       2000          211,718        150,000              -            125,000

Douglas J. Andrea, Chairman of the       2002          178,685        125,000        102,000 (3)        250,000
Board and former Co-Chairman and         2001          241,724              -         44,500 (4)              -
Co-Chief Executive Officer (2)           2000          206,350        150,000              -            125,000

Richard A. Maue, Executive Vice          2002          162,046              -              -            112,500
President, Chief Financial Officer,      2001          154,134              -              -             15,000
Treasurer and Corporate Secretary        2000          145,528         25,000              -             70,000

Thomas W. McClay, Senior Vice            2002          150,740              -              -             75,000
President and General Counsel (5)        2001          153,759              -              -             15,000
                                         2000           90,923         12,692              -             60,000

-------------------------------
(1)  See "Employment Agreements and Change in Control Arrangements".

(2) Effective August 2001, Douglas J. Andrea relinquished his duties as a Co-Chairman and Co-Chief Executive Officer of the Company and became sole Chairman of the Board of Andrea Electronics, and Christopher P. Sauvigne was named President and Chief Executive Officer.

(3)  Includes 150,000 shares of stock granted to each of Christopher
     P. Sauvigne and Douglas J. Andrea, which vested on the day of the grant.

(4) Includes 25,000 shares of restricted stock granted to each of Christopher P. Sauvigne and Douglas J. Andrea, which vested on March 19, 2002.

(5) Mr. McClay joined the Company on May 8, 2000; he was appointed as an officer of the Company in October 2002.

       The following table summarizes for each of the named executive officers the number of shares covered by options granted during 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                                                                                  Annual rates of Stock
                                                                                                    Price Appreciation
                                                    Individual Grants                                for Option Term
                         ---------------------------------------------------------------------    -----------------------
                                         Number of     Percentage of
                                         securities    total options
                                         underlying     granted to     Exercise
                              Date of     options      employees in     price     Expiration
       Name                    grant     granted (#)    fiscal year   ($/share)      Date          5% (1)      10% (1)
----------------------------------------------------------------------------------------------    ---------- ------------
Christopher P. Sauvigne       1/31/02   250,000  (2)      18.6%        $0.69       1/31/12        $107,500    $280,000


Douglas J. Andrea             1/31/02   250,000  (2)      18.6%        $0.69       1/31/12        $107,500    $280,000

Richard A. Maue               1/31/02    50,000  (2)       3.7%        $0.69       1/31/12        $ 21,500    $ 56,000
                              2/21/02    37,500  (2)       2.8%        $0.61       2/21/12        $ 14,250    $ 37,125
                              3/12/02    25,000  (3)       1.9%        $0.68       3/12/12        $ 10,750    $ 27,750

Thomas W. McClay              1/31/02    50,000  (2)       3.7%        $0.69       1/31/12        $ 21,500    $ 56,000
                              3/12/02    25,000  (3)       1.9%        $0.68       3/12/12        $ 10,750    $ 27,750

----------------------
(1) The dollar gains under these columns result from calculations required by the Securities and Exchange Commission's rules and are not intended to forecast future price appreciation of the Company's common stock. Options have value only if the stock price increases above the exercise price shown in the table during the effective option period. In order for the executive to realize the potential values set forth in the 5% and 10% columns in the table, the price per share of the Company's common stock as of the expiration date of the options for all January 31, 2002 grants would be approximately $1.12 per share and $1.79 per share, respectively, for all February 21, 2002 grants would be approximately $0.99 per share and $1.58 per share, respectively, and for all March 12, 2002 grants would be approximately $1.11 per share and $1.76 per share, respectively.

(2) The shares covered by this option grant are fully vested as of the grant date.

(3) Of the shares covered by this option grant, none can be purchased during the first year following the grant; 100% can be purchased after the first anniversary of the grant.

       The following table summarizes for each of the named executive officers the number of shares acquired and value realized upon exercise of options during fiscal 2002 and the aggregate dollar value of in-the-money, unexercised options at December 31, 2002. None of the named executive officers exercised or held any SARs during the year.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR
                               END OPTION VALUES

                                                              Number of
                                                             Securities
                                                             Underlying                Value of
                                                             Unexercised        Unexercisable In-the-
                                 Shares                   Options at Fiscal         Money Options at
                                Acquired                      Year End -          Fiscal Year End -
                                   on         Value          Exercisable/            Exercisable/
Name                            Exercise     Realized      Unexercisable           Unexercisable(1)
----                            --------     --------      -------------           ----------------
Christopher P. Sauvigne            -           $ -        687,500 / 62,500            $ - / $ -

Douglas J. Andrea                  -           $ -        862,500 / 62,500            $ - / $ -

Richard A. Maue                    -           $ -        248,750 / 71,250            $ - / $ -

Thomas W. McClay                   -           $ -         83,750 / 66,250            $ - / $ -

----------------------
(1) Values were based on a closing trade price for Andrea's Common Stock on December 31, 2002 of $0.29 per share.

                            EMPLOYMENT AGREEMENTS AND
                         CHANGE IN CONTROL ARRANGEMENTS

       The Company entered into an employment agreement that commenced on April 12, 2000 with Douglas J. Andrea as Co-Chairman and Co-Chief Executive Officer of the Company (this agreement expired on April 12, 2003). Under this agreement, the total annual cash compensation was $350,000. During the first quarter of 2001, Mr. Andrea agreed to a $50,000 reduction in cash compensation in exchange for 25,000 shares of restricted stock of the Company. Effective August 2001, Mr. Andrea relinquished his duties as Co-Chairman and Co-Chief Executive Officer of the Company and became sole Chairman of the Board of Andrea Electronics Corporation. During the third quarter of 2001, and in connection with his new position at the Company, Mr. Andrea agreed to modify his then existing employment agreement, reducing his annualized cash compensation from $300,000 to $100,000 for the remainder of 2001. In addition, during the first quarter of 2002, Mr. Andrea agreed to receive an annual base salary of $175,000 for the duration of his employment agreement as well as a 150,000 share stock grant, plus the potential ability to receive a $125,000 cash bonus based on the achievement of specific financial performance goals for the 2002 year. During the first quarter of 2003, this bonus was paid to Mr. Andrea.

       The Company entered into an employment agreement with Christopher P. Sauvigne, as President and Chief Operating Officer of the Company, which commenced on November 20, 1998 and expired on December 31, 2002. Under this agreement, the total annual cash compensation for Mr. Sauvigne was $350,000. During the first quarter of 2001, Mr. Sauvigne agreed to a $50,000 reduction in total cash compensation in exchange for 25,000 shares of restricted stock of the Company. Effective August 2001,

Mr. Sauvigne became President and Chief Executive Officer of the Company. During the third quarter of 2001, and in connection with his new position at the Company, Mr. Sauvigne agreed to reduce his total annualized cash compensation to $100,000 for the remainder of 2001. In addition, during the first quarter of 2002, Mr. Sauvigne agreed to receive an annual base salary of $175,000 for the duration of his then current employment agreement as well as a 150,000 share stock grant, plus the potential ability to receive a $125,000 cash bonus based on the achievement of specific financial performance goals for the 2002 year. During the first quarter of 2003, this bonus was paid to Mr. Sauvigne. Also during the first quarter of 2003, the Board of Directors approved certain material terms for a new employment agreement for Mr. Sauvigne and directed the Compensation Committee to finalize and execute a new one-year employment agreement with Mr. Sauvigne containing the terms approved by the Board. Although it is the Board's intent that a new contract will be executed, no assurance can be made that such negotiation will be successful.

     The Company entered into a two-year employment agreement that commenced on March 26, 2000 with Richard A. Maue, as Senior Vice President and Chief Financial Officer of the Company. The agreement provided an annual base salary of not less than $150,000 per annum, plus additional short-term incentive compensation in the form of annual cash bonuses, based on the achievement of performance goals and which was not to be less than $25,000 per annum, and long-term incentive compensation in the form of cash or equity-based awards. Effective August 2001, Mr. Maue became an Executive Vice President of the Company. During the first quarter of 2002, Mr. Maue waived his 2001 minimum bonus payment in exchange for 37,500 stock options. In addition, during the first quarter of 2003, Mr. Maue waived his 2002 minimum bonus payment. Also during the first quarter of 2003, the Board of Directors approved certain material terms for a new employment agreement for Mr. Maue and directed the Compensation Committee to finalize and execute a new one-year employment agreement with Mr. Maue containing the terms approved by the Board. Although it is the Board's intent that a new contract will be executed, no assurance can be made that such negotiation will be successful.

     The material terms approved by the Board for each of Mr. Sauvigne and Mr. Maue, include that upon the occurrence of a Change in Control (as defined), the Company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be a sum equal to the product of two multiplied by (ii) the Executive's average annual total compensation for the three preceding taxable years. In addition, under each of the aforementioned employment agreements, on the occurrence of a Change in Control, all restrictions on any restricted stock then held by Executive will lapse immediately, incentive stock options and stock appreciation rights then held will become immediately exercisable, and the Executive will be entitled to receive benefits due him under or contributed by the Company on his behalf pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Company on his behalf to the extent such benefits are not otherwise paid to him under a separate provision of the agreement.

     The Company entered into an employment agreement that commenced on May 8, 2000 with Thomas W. McClay as Vice President and General Counsel of the Company (this agreement expired on May 8, 2002). Under this agreement, the total annual cash compensation was $150,000. The Board of Directors has authorized the Compensation Committee to enter into negotiations with Mr. McClay with the intention of executing a new employment agreement for his position as Senior Vice President and General Counsel of the Company. No assurance can be made that such negotiation will be successful.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of April 22, 2003 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of Andrea's Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group. The total number of shares of Common Stock outstanding on April 22, 2003 was 22,149,775.

                                         AMOUNT AND NATURE OF    PERCENT OF
          NAME OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP (1)  CLASS(1)
          ------------------------     ------------------------  --------

          Douglas J. Andrea (2)             1,161,014 (2)           5.0%
          Christopher P. Sauvigne             935,000 (3)           4.1%
          Richard A. Maue                     297,000 (4)           1.3%
          Thomas W. McClay                    137,500 (5)              *
          John R. Croteau                      50,625 (6)              *
          Gary A. Jones                        87,625 (7)              *
          Scott Koondel                       160,625 (8)              *
          Louis Libin                          50,625 (9)              *

          Directors and Executive
          Officers as a group (8 persons) 2,880,014  (10)          11.8%

___________________
*Less than 1% of shares outstanding
(1) Percentage with respect to each person or group of persons have been calculated on the basis of 22,149,775 shares of Company common stock, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from April 22, 2003, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated, all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2) Includes (i) 261,014 shares owned directly by Douglas J. Andrea , Mr. Andrea's spouse and Mr. Andrea's daughter, (ii) 900,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 25,000 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(3) Includes (i) 190,000 shares owned directly by Christopher P. Sauvigne (ii) 15,000 shares owned by Mr. Sauvigne's spouse, (iii) 5,000 shares owned by Mr. Sauvigne's minor children and (iv) 725,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 25,000 shares issuable upon the exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(4) Includes (i) 2,000 shares owned directly by Richard A. Maue and Mr. Maue's spouse and (ii) 295,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 25,000 shares issuable upon the exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(5) Includes 137,500 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 12,750 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(6) Includes (i) 15,625 shares owned directly by John R. Croteau and (ii) 35,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof.

(7) Includes (i) 17,625 shares owned directly by Gary A. Jones, and (ii) 70,000 shares issuable upon the exercise of options that are currently exercisable and exercisable within 60 days from the date hereof.

(8) Includes (i) 15,625 shares owned directly by Scott Koondel (ii) 145,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof. Does not include 10,000 shares issuable upon exercise of options that are not currently exercisable or exercisable within 60 days from the date hereof.

(9) Includes (i) 15,625 shares owned directly by Louis Libin and (ii) 35,000 shares issuable upon the exercise of options which are currently exercisable and exercisable within 60 days from the date hereof.

(10 Includes the shares directly owned and the shares issuable upon the exercise of the options, which are currently exercisable and exercisable within 60 days from the date hereof, discussed in notes (2) through (9) above.

         The following table sets forth certain information as of April 22, 2003, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

                                                                                   Number of securities
                                                                                 remaining available for
                                 Number of securities to    Weighted-average       future issuance under
                                 be issued upon exercise    exercise price of   equity compensation plans
                                 of outstanding options,   outstanding options,   (excluding securities
                                  warrants and rights      warrants and rights    reflected in column (a))

     Plan Category                       (a)                      (b)                       (c)
-----------------------------------------------------------------------------------------------------------
..  Equity compensation
   plans approved by
   security holders.............    5,356,125                   $5.10                   1,020,000

..  Equity compensation
   plans not approved by
   security holders.............            -                       -                           -

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANDREA ELECTRONICS CORPORATION

Date: April 22, 2003                  BY: /s/ CHRISTOPHER P. SAUVIGNE
                                          ---------------------------

                                          Name:  Christopher P. Sauvigne
                                          Title: President and Chief Executive
                                                 Officer

                                  CERTIFICATION

I, Christopher P. Sauvigne, certify that:

1. I have reviewed this annual report on Form 10-K/A of Andrea Electronics Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003                       /s/ CHRISTOPHER P. SAUVIGNE
                                           ---------------------------
                                           Christopher P. Sauvigne
                                           Chief Executive Officer and President
                                           (principal executive officer)

                                  CERTIFICATION

I, Richard A. Maue, certify that:

1. I have reviewed this annual report on Form 10-K/A of Andrea Electronics Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003                       /s/ RICHARD A. MAUE
                                           -------------------
                                           Richard A. Maue
                                           Chief Financial Officer and Secretary
                                           (principal financial officer)