Form 10QSB
period 2003-03-31
ANDREA ELECTRONICS CORP
filed 2003-05-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION

(Exact name of small business issuer as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

45 Melville Park Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 631-719-1800

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2003, there are 22,149,775 common shares outstanding.

Transitional Small Business Disclosure format (check one) Yes  ☐  No  ☒

EXPLANATORY NOTE

Andrea Electronics Corporation has met the definition of a small business issuer at the end of the two most recent fiscal years. As a result, Andrea Electronics Corporation has elected to file as a small business issuer.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,946,832	$3,307,437
Accounts receivable, net of allowance for doubtful accounts of $70,831	404,413	412,849
Inventories, net	2,057,385	2,222,450
Prepaid expenses and other current assets	237,288	309,705
Assets from discontinued operations	1,675,674	1,487,482

Total current assets	6,321,592	7,739,923
PROPERTY AND EQUIPMENT, net	443,630	543,572
INTANGIBLE ASSETS, net	8,039,830	8,208,638
OTHER ASSETS, net	280,984	282,582

Total assets	$15,086,036	$16,774,715

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$781,765	$1,023,353
Current portion of long-term debt	20,488	21,056
Accrued restructuring charges	363,799	364,577
Deferred revenue	1,666,680	1,666,680
Other current liabilities	2,187,356	2,409,526
Liabilities from discontinued operations	124,064	122,903

Total current liabilities	5,144,152	5,608,095
LONG-TERM DEBT	11,450	16,572
DEFFERRED REVENUE	1,963,294	2,379,964
OTHER LIABILITIES	263,915	249,677

Total liabilities	7,382,811	8,254,308

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 46 and 66 shares, respectively ; liquidation value: $460,000 and $660,000, respectively	450,119	645,091

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 749 shares; liquidation value: $7,491,876	7,387,027	7,381,508

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ (DEFICIENCY) EQUITY:
Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and outstanding	—	—
Common stock, $.01 par value and $.50 par value, respectively; authorized: 200,000,000 shares; issued and outstanding: 22,149,775 and 21,127,918 shares, respectively	221,498	10,563,959
Additional paid-in capital	64,536,063	54,074,247
Deferred stock compensation	(12,677)	(23,099)
Accumulated deficit	(64,878,805)	(64,121,299)

Total shareholders’ (deficiency) equity	(133,921)	493,808

Total liabilities and shareholders’ (deficiency) equity	$15,086,036	$16,774,715

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES
Net Product Revenues	$864,405	$696,381
License Revenues	416,670	8,219

Revenues	1,281,075	704,600

COST OF SALES	571,478	549,472

Gross margin	709,597	155,128

RESEARCH AND DEVELOPMENT EXPENSES	780,720	810,850
GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	1,011,748	1,404,319

Loss from operations	(1,082,871)	(2,060,041)

OTHER INCOME
Interest income, net	27,997	18,760
Rent and miscellaneous income	5,117	14,937

Other Income	33,114	33,697

LOSS FROM CONTINUING OPERATIONS	(1,049,757)	(2,026,344)
INCOME FROM DISCONTINUED OPERATIONS	292,251	288,852

Net Loss	(757,506)	(1,737,492)

PREFERRED STOCK DIVIDENDS	110,519	124,102

Net loss attributable to common shareholders	$(868,025)	$(1,861,594)

PER SHARE INFORMATION

Loss from continuing operations – Basic and Diluted	$(.05)	$(.12)
Income from discontinued operations – Basic and Diluted	.01	.02

Net Loss – Basic and Diluted	(.04)	(.10)
Preferred Stock Dividends – Basic and Diluted	(.00)	(.01)

Net Loss Per Share attributable to common shareholders – Basic and Diluted	$(.04)	$(.11)

Shares used in computing net loss per share – Basic and Diluted	21,320,935	17,250,869

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIENCY) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ (Deficiency) Equity
BALANCE, January 1, 2003	21,127,918	$10,563,959	$54,074,247	$(23,099)	$(64,121,299)	$493,808
Change in Par Value	—	(10,352,680)	10,352,680	—	—	—
Conversions of Series B Redeemable Convertible Preferred Stock	1,021,857	10,219	219,655	—	—	229,874
Amortization of option grant to consultant	—	—	—	10,422	—	10,422
Preferred stock dividends	—	—	(110,519)	—	—	(110,519)
Net loss	—	—	—	—	(757,506)	(757,506)

BALANCE, March 31, 2003	22,149,775	$221,498	$64,536,063	$(12,677)	$(64,878,805)	$(133,921)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,049,757)	$(2,026,344)
Adjustments to reconcile net loss to net cash used in continuing operations
Depreciation and amortization	299,565	354,463
Non-cash stock compensation expense	10,422	87,174
Change in:
Accounts receivable, net	8,436	(2,954,197)
Inventories, net	165,065	214,179
Prepaid expenses and other current assets	72,417	(37,330)
Other assets, net	1,598	43,506
Trade accounts payable	(241,588)	(162,854)
Accrued restructuring charges	(778)	(62,603)
Deferred revenue	(416,670)	3,991,781
Other current and long term liabilities	(278,030)	84,120

Net cash used in continuing operations	(1,429,320)	(468,105)

Income from discontinued operations	292,251	288,852
Change in:
Assets from discontinued operations	(188,192)	50,313
Liabilities from discontinued operations	1,161	31,182

Net cash provided by discontinued operations	105,220	370,347

Net cash used in operating activities	(1,324,100)	(97,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,275)	(88,227)
Patents and trademarks	(25,540)	(90,329)

Net cash used in investing activities	(30,815)	(178,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt obligations	(5,690)	(47,720)

Net cash used in financing activities	(5,690)	(47,720)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,360,605)	(324,034)
CASH AND CASH EQUIVALENTS, beginning of period	3,307,437	3,724,130

CASH AND CASH EQUIVALENTS, end of period	$1,946,832	$3,400,096

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Conversion of Series B Redeemable Convertible Preferred Stock into common stock	$229,874	$830,685

Stock grant to employee and officers	$—	$229,500

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Management Liquidity Plans

Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea’s annual report on Form 10-K for the year ended December 31, 2002.

Management’s Liquidity Plans – As of March 31, 2003, Andrea had working capital of $1,177,440 and cash on hand of $1,946,832. During the three months ended March 31, 2003, Andrea used $1,324, 100 of cash for its operating activities. This was primarily a result of its net loss from continuing operations of $1,049,757 for the three months ended March 31, 2003. On April 11, 2003, Andrea sold its Aircraft Communications Products segment for approximately $3.8 million. The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. For the three-month period ended March 31, 2003, this business segment generated approximately $1.1 million in revenue, and total operating profit of approximately $292 thousand. Pursuant to the terms of the purchase agreement, Andrea received $2.5 million in cash, and the balance of the purchase price is payable in equal installments over the succeeding eleven month period (Note 9).

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

As of April 30, 2003, after receipt of the $2.5 million from the sale of the Aircraft Communications Products Division, Andrea has approximately $3.8 million of cash. As a result, management believes that Andrea has sufficient liquidity available for Andrea to continue in operation through at least March 2004. However, additional liquidity will be required in early 2004. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of funding, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets. Andrea has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all.

Note 2. Summary of Significant Accounting Policies

Management Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition – Non software-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales, the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to license revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 6). In addition, fee-based services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements.

Loss Per Share – Andrea follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with this statement, basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

Securities that could potentially dilute basic earnings per share (“EPS”), in the future, which were not in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Warrants to purchase common stock	75,000
Options to purchase common stock	5,356,125
Redeemable Convertible Preferred Stock	45,883,346

Total potential common shares upon conversion as of March 31, 2003	51,314,471

Stock-Based Compensation – At March 31, 2003, Andrea had two stock-based employee compensation plans. As permitted under SFAS No. 148 (“FAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Andrea had applied the fair value recognition provisions of FAS 123 to options granted to employees:

	For the Three Months Ended March 31,
	2003	2002
Net loss attributable to common shareholders as reported:	$(868,025)	$(1,861,594)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	235,556	786,755

Pro forma net loss attributable to common shareholders:	$(1,103,581)	$(2,648,349)

Basic and diluted net loss attributable to common shareholders per share as reported:	$(.04)	$(.11)

Basic and diluted pro forma net loss attributable to common shareholders per share:	$(.05)	$(.15)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life in years	4
Risk-free interest rates	4.09%
Volatility	190%
Dividend yield	0%

Cash and Cash Equivalents – Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk – All of the deferred revenues relate to licensing agreements with one customer at March 31, 2003 (Note 6). Sales related to the recognition of the deferred revenue as well as other service related revenues to this customer were approximately 33% and 1% of the total sales for the three months ended March 31, 2003 and 2002, respectively. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 6%, and 26% of the total sales for the three months ended March 31, 2003 and 2002, respectively.

Inventories – Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	March 31, 2003	December 31, 2002
Raw materials	$1,495,261	$1,281,655
Work-in-process	45,486	79,120
Finished goods	1,111,596	1,385,447

	2,652,343	2,746,222
Less: reserve for obsolescence	(594,958)	(523,772)

	$2,057,385	$2,222,450

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

In accordance with FAS 142, Andrea completed its impairment testing during 2002, resulting in the determination that the carrying amount of the Andrea DSP Microphone and Audio Software business unit exceeded its fair value. Accordingly, Andrea recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle in the fourth quarter of 2002, which reduced goodwill to zero.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended March 31, 2003 and 2002 amortization expense was $194,348 and $191,564, respectively.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification for an extraordinary item. Andrea adopted SFAS No. 145 during the first quarter of 2003. The adoption of this statement did not have a material impact on Andrea’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on Andrea’ s consolidated financial statements.

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

In January 2003, the FASB issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on Andrea’s consolidated financial statements.

Note 3. Series B Redeemable Convertible Preferred Stock

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

All of the Series B Preferred Stock is currently convertible into Andrea’s Common Stock, and Andrea has currently reserved 4,447,775 shares of Common Stock for issuance upon conversion.

During the three months ended March 31, 2003, 20 shares of the Series B Preferred Stock, together with related accrued dividends, were converted into 1,021,857 shares of Common Stock.

The original value of the warrant upon issuance was $348,457. As of March 31, 2003, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrant of $9,881. Due to the redemption features discussed above, the Series B Preferred Stock is presented outside of shareholders’ (deficiency) equity in the accompanying condensed consolidated balance sheets.

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

Note 4. Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Each of the 750 shares of Series C Preferred Stock has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date, for the first nine months. The conversion price reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea’s Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. As of March 31, 2003, all of the Series C Preferred Stock is currently convertible into Andrea’s Common Stock at a maximum conversion price of $0.30 and Andrea has currently reserved 60,429,684 shares of Common Stock for issuance upon conversion of the shares of the Series C Preferred Stock.

In accordance with Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, in the third quarter of 2001, Andrea recorded a non-cash charge of $7,500,000 to shareholder’s (deficiency) equity. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represented the maximum charge under this standard.

The original value of the transaction costs upon issuance was $175,000. As of March 31, 2003, the Series C Preferred Stock is recorded net of the unaccreted present value of the transaction costs of $104,849. Due to the redemption features discussed above, the Series C Preferred Stock is presented outside of shareholders’ (deficiency) equity in the accompanying condensed consolidated balance sheets.

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

On March 15, 2002, Andrea announced that a triggering event had occurred and that as a result of the trigger, the investor had the right to require Andrea to redeem all of the Series C Preferred Stock. The investor has agreed, in a Waiver Agreement, to waive its right to receive the aggregate Triggering Event Redemption Price (as defined in the Certificate of Amendment) (together with any interest and related cash payments or penalties thereon) the investor was otherwise entitled to as a result of the existing triggering event until April 7, 2007. In addition, the investor agreed to waive, until April 7, 2007, its right to receive the aggregate Triggering Event Redemption Price, as defined, (together with any interest and related cash payments or penalties thereon) with respect to (1) any future triggering event relating to additional registration failures, provided that the existing registration statements remain effective and available to the investor for the number of shares covered by such registration statements as of the date of the waiver (less any future sales made pursuant to such registration statements), and (2) any future triggering event relating to the delisting of Andrea’s Common Stock, provided that the Common Stock is thereafter authorized for trading on the OTC Bulletin Board. In addition, the investor agreed to waive, until April 7, 2007, Andrea’s obligation to register any additional shares and Andrea’s obligation to make certain cash payments, if any, for its failure to register any additional shares. Finally, the investor acknowledged that no Maturity Date Redemption Price (as defined) was due on October 10, 2002. The investor’s waivers described above shall be null and void immediately, however, upon the earlier of April 7, 2007, if such Triggering Event Redemption Price is not paid on April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the Waiver Agreement, and related agreements entered into between Andrea and the investor and the first date on which Andrea is insolvent.

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

Note 5. Restructuring Accrual

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. During the three months ended March 31, 2003 and March 31, 2002, Andrea made payments of $778 and $62,603, respectively, which reduced the restructuring liability.

Note 6. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as deferred revenue ($1,666,680 of which is classified as current and $1,963,294 is classified as long-term as of March 31, 2003) in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million which started in the third quarter of 2002. During the three months ended March 31, 2003 and March 31, 2002, $416,670 and $8,219, respectively, of license revenues were recognized in the accompanying condensed consolidated statement of operations.

Note 7. Commitments And Contingencies

Leases

Andrea’s corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in June 2008. Rent expense under this operating lease was approximately $149,500, and $144,000 for the three-month period ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

April 1, 2003 to December 31, 2003	$571,197
2004	737,802
2005	651,063
2006	677,106
2007	704,190
Thereafter	521,067

Total	$3,862,425

Employment Agreements

The Board of Directors of Andrea is currently in the process of negotiating employment contracts with the Chairman of the Board and the officers of the Company. At March 31, 2003, the future minimum cash commitments for 2003 aggregate $300,000 for these same individuals.

Legal Proceedings

Andrea is involved in routine litigation incidental through the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea ‘s financial position, results of operations or liquidity.

Note 8. Segment Information

Andrea follows the provisions of SFAS No. 131,”Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in segments. With the sale of the Aircraft Communications Products division on April 11, 2003 (Note 9), Andrea operates in two segments: (i) Andrea Anti-Noise Products and (ii) Andrea DSP Microphone and Audio Software Products. Our Andrea Anti-Noise Products include our noise cancellation and active noise cancellation computer headset products and related computer peripheral products. Our Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction

Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2003 and 2002:

Segment Data	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2003
Net sales	$767,277	$513,798	$1,281,075
Income (loss) from operations	81,529	(1,164,400)	(1,082,871)
Depreciation	21,327	60,867	82,194

	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2002
Net sales	$589,594	$115,006	$704,600
Income (loss) from operations	(268,031)	(1,792,010)	(2,060,041)
Depreciation	43,844	91,636	135,480

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2003 and 2002, and as of each respective period-end, sales and accounts receivable by geographic area are as follows:

Geographic Data	March 31, 2003	March 31, 2002
Sales:
United States	$1,116,950	$435,261
Europe	41,074	98,476
Other foreign	123,051	170,863

	$1,281,075	$704,600

Accounts receivable:
United States	$273,735	$3,983,604
Europe	446	60,106
Other foreign	130,232	91,575

	$404,413	$4,135,285

Note 9. Subsequent Event – Discontinued Operations

Sale of Aircraft Communication Products Division

On April 11, 2003, Andrea completed the sale of substantially all of the assets and liabilities of the Andrea Aircraft Communications Products division for approximately $3.8 million. Andrea received $2.5 million in cash, and approximately $1.3 million in notes which are payable in equal installments over the succeeding eleven month period. The sale resulted in a gain to be recorded in the quarter ending June 30, 2003, of approximately $2.25 million, before transaction costs, which reflects the difference between the purchase price of $3.8 million and the net assets sold (accounts receivable of $693,861, net inventories of $981,813, and accounts payable and accrued liabilities of $124,064). The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. The consideration for the sale was determined through arms-length negotiations between Andrea and Andrea Systems, LLC. Andrea Systems, LLC is a new entity that was established by a group of private investors. As part of the sale, Andrea entered into a one-year transition services agreement with Andrea Systems, LLC pursuant to which the Company will receive approximately $307,000.

During the quarter ended March 31, 2003, Andrea committed to a plan to sell its Aircraft Communications Products division. Accordingly, the results of operations and the assets and liabilities of this division are presented as discontinued operations for both current and prior periods. The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the three-month periods ended March 31, 2003 and 2002, respectively:

	March 31, 2003	March 31, 2002
Net sales	$1,068,976	$1,094,691
Cost Of Sales	569,128	616,321

Gross margin	499,848	478,370
Research And Development Expenses	119,871	94,972
General, Administrative And Selling Expenses	87,726	94,546

Income from Discontinued Operations	$292,251	$288,852

Sales to the federal government and related subcontractors aggregated $525,068 and $490,468 for the three months ended March 31, 2003 and 2002, respectively.

Note 10. Increase in Authorized Shares and Change in the Par Value of the Common Stock

Increase in Authorized Shares

On January 31, 2003, Andrea’s shareholders approved to increase the authorized shares of common stock from 70,000,000 shares to 200,000,000 shares.

Change in the Par Value of the Common Stock

On January 31, 2003, Andrea’s shareholders approved to reduce the par value of Andrea’s common stock from $0.50 per share to $0.01 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our mission is to provide the emerging “voice interface” markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

Examples of the applications and interfaces for which Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise ® Products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devises, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Audio Software Products use “far-field” digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

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

Our Critical Accounting Policies

Our condensed consolidated financial statements and the notes to our condensed consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee.

Revenue Recognition – Non license-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to license revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statement.” In addition, fee-based services are performed on a time-and material basis or on a fixed-fee basis, under separate service arrangements. We recognize license-related revenues primarily based on an evaluation of the terms of individual contracts (see Note 6 of our condensed consolidated financial statements, for example) considering, specifically, whether 1) significant obligations remain, 2) evidence of an arrangement exists, 3) the fees are fixed or determinable, and 4) collectibility is reasonably assured.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At March 31, 2003 and December 31, 2002, our allowance for doubtful accounts from continuing operations was approximately $71 thousand.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories from continuing operations of approximately $2.1 million and $2.2 million at March 31, 2003 and December 31, 2002 are net of reserves of approximately $595 thousand and $524 thousand, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

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

SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea adopted this standard effective January 1, 2002. Other intangible assets, which do not have indefinite lives, continue to be amortized.

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

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”(“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. During 2002, we recorded a full valuation allowance, representing a charge of $1.8 million, against our deferred tax assets. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the condensed consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2003 (the “2003 First Quarter”) compared to the three months ended March 31, 2002 (the “2002 First Quarter”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2003 First Quarter were approximately $1.3 million versus $705 thousand for the 2002 First Quarter. Net loss applicable to common shareholders for the 2003 First Quarter was approximately $900 thousand, or $.04 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $1.9 million, or $.11 per share on a basic and diluted basis for the 2002 First Quarter. During 2002 and the 2002 First Quarter, we continued to experience cash flow constraints and, in response, on April 11, 2003, we sold our Aircraft Communications Products segment. Although we believe this sale will provide the Company with necessary working capital, the Aircraft Communications Products division generated approximately $1.1 million in revenue and total operating profit of approximately $292 thousand and $289 thousand, for the three-month periods ended March 31, 2003 and 2002, respectively. Consequently, this sale is expected to result in a further decrease in sales during fiscal 2003. While we continue to explore opportunities to grow sales, we are also examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. Although we intend to continue improving cash flows by reducing overall expenses, we may not be able to easily and quickly implement such initiatives and, if our revenues continue to decline, our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). In addition, at December 31, 2002 we recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle to write off the goodwill associated with the Lamar acquisition. Although the strategic intent of the business has not changed, the realization of the economic benefits from the business has been limited by the overall poor economic conditions affecting the computing and communications industries. As a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting on the American Stock Exchange or inability to continue operations.

In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. Additionally, Andrea’s funding and capital raising efforts could trigger change in control payments due to certain executive officers of Andrea under their employment contracts, or redemptions of Andrea’s Series B and Series C Redeemable Convertible Preferred Stock. On April 11, 2003, we sold our Aircraft Communications Products segment for $3.8 million. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange.

We face the risk that Andrea could be required to redeem the Series B Redeemable Convertible Preferred Stock.

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), and a warrant covering 75,000 shares of Andrea’s Common Stock. Each of the remaining 46 shares of Series B Preferred Stock (par value $0.01 per share), as of May 13, 2003, has a stated value of $10,000 plus dividends of 4% per annum, which sum is convertible into Common Stock (par value $0.01 per share) at a conversion price equal to the lower of $8.775 (the “Maximum Conversion Price”) and the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the “Market Price”), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

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

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 22,149,775 were outstanding as of May 13, 2003. The number of shares outstanding does not include 6,376,125 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan; nor does it include 64,952,459 shares of common stock reserved for issuance upon conversion of the Series B and Series C convertible preferred stock and exercise of related warrants.

Conversions of our Series B Preferred Stock and Series C Preferred Stock may result in substantial dilution to other holders of our common stock.

As of May 13, 2003, we had 46 shares of Series B Preferred Stock and 749.19 shares of Series C Preferred Stock outstanding. Both the Series B Preferred Stock and the Series C Preferred Stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

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

The following table illustrates the varying amounts of shares of common stock issuable upon conversion of all 46 shares of Series B Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 4% dividend is paid in cash:

Conversion Price	Number of Shares of Common Stock Issuable Upon Conversion(1)	Percentage of Outstanding Common Stock(2)
$0.15	3,066,667	12%
$0.20	2,300,000	9%
$0.25	1,840,000	8%
$0.30	1,533,333	6%
$0.35	1,314,286	6%
$0.40	1,150,000	5%

(1)	The holder of Series B Preferred Stock is prohibited from converting its holdings of the Series B Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion. The numbers in this column do not reflect these limitations.

(2)	Based on 22,149,775 shares of common stock outstanding as of May 13, 2003.

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

Conversion Price	Number of Shares of Common Stock Issuable Upon Conversion(1)	Percentage of Outstanding Common Stock(2)
$0.15	49,945,840	69%
$0.20	37,459,380	63%
$0.25	29,967,504	58%
$0.30	24,972,920	53%

(1)	The holder of Series C Preferred Stock is prohibited from converting its holdings of the Series C Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2)	Based on 22,149,775 shares of common stock outstanding as of May 13, 2003.

The maximum conversion price of the Series C Preferred Stock is $0.30.

The following table illustrates the varying amounts of shares of Common Stock that would be issuable upon conversion of all 46 outstanding shares of Series B Preferred stock and all 749.19 outstanding shares of Series C Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that all additional amounts are paid in cash:

Conversion Price	Number of Shares of Common Stock Issuable Upon Conversion(1) (2) (3)	Percentage of Outstanding Common Stock(4)
$0.15	53,012,507	71%
$0.20	39,759,380	64%
$0.25	31,807,504	59%
$0.30	26,506,253	54%
$0.35	26,287,206	54%
$0.40	26,122,920	54%

(1)	The calculation assumes that the conversion price of the Series B and Series C Preferred Stock are the same at the assumed conversion prices of $0.15, $0.20, $0.25 and $0.30.

(2)	The calculation assumes that for any conversion of the Series B Preferred Stock when the prevailing market price is above $ 0.30, the Series C Preferred Stock would still be converted at its maximum conversion price of $ 0.30.

(3)	The holders of Series B and Series C Preferred Stock is prohibited from converting the Series C or Series B Preferred Stock, or from exercising the warrants issued in connection with the Series B Preferred Stock, if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our Common Stock following such conversion.

(4)	Based on 22,149,775 shares of common stock outstanding as of May 13, 2003.

The conversion rate at May 13, 2003 of the Series B Preferred Stock and the Series C Preferred Stock was $0.195. If all of the outstanding shares of the Series B Preferred Stock and the Series C Preferred Stock were converted on May 13, 2003, we would have issued a total of 46,120,771 shares of common stock. If the market price of our common stock continues to decline, the conversion rates would increase, resulting in our issuing a greater number of shares upon conversion of the Series B Preferred Stock and the Series C Preferred Stock

Sales of an increased number of shares of common stock issued upon conversion of the Series B Preferred Stock and the Series C Preferred Stock resulting from a declining market price for our common stock can cause the market price of our common stock to decline further.

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

We conduct low volume assembly operations at our facilities in New York and Israel. As sales of any particular product increases, assembly operations are transferred to subcontractors (primarily in the Far East) using purchased components. Some specialized components for the Andrea Anti-Noise Headset and Andrea DSP Microphone products, such as microphones and digital signal processing boards are available from a limited number of suppliers (in some cases foreign) and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases. If our subcontracts fail to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

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

We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three-month period ended March 31, 2003, and 2002, sales to customers outside the United States accounted for approximately 13% and 38%, respectively, of our net sales from continuing operations. International sales and operations are subject to a number of risks, including:

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

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain highly qualified managers and technical personnel. As of the date of this filing, the Board of Directors of Andrea Electronics is in the process of negotiating contracts with each of Douglas J. Andrea, Chairman of the Board of Directors, Christopher P. Sauvigne, President and Chief Executive Officer, Joseph Marash, Chief Technology Officer, and Richard A. Maue, Chief Financial Officer. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future.

Results Of Operations

Quarter ended March 31, 2003 compared to Quarter ended March 31, 2002.

Sales

Sales for the 2003 First Quarter, were $1,281,075, an increase of 82% from sales of $704,600 for the 2002 First Quarter. This increase in sales reflects an approximate 30% increase in sales of Andrea Anti-Noise Products to $767,277, or 60% of total sales and an approximate 347% increase in sales of Andrea DSP Microphone and Audio Software Products, to $513,798, or 40% of total sales. The increase in sales of Andrea Anti-Noise Headset Products is primarily due to an increasing number of businesses utilizing distance learning and on-line collaboration software utilizing our noise canceling headset products. The increase in sales of Andrea DSP Microphone and Audio Software Products is primarily due to licensing revenue recognized related to our agreements with Analog Devices. The unamortized portion of the same license agreements is recorded as deferred revenue ($1,666,680 of which is classified as current and $1,963,294 is classified as long-term) as of March 31, 2003. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million which started in the third quarter of 2002.

Cost of Sales

Cost of sales as a percentage of sales for the 2003 First Quarter decreased to 45% from 78% for the 2002 First Quarter. This decrease primarily reflects the impact of the significant changes in the composition of our revenues as described under “Sales” above, in particular, the significant increase in high-margin license revenues associated with our agreements with Analog Devices.

Research and Development

Research and development expenses for the 2003 First Quarter decreased 4% to $780,720 from $810,850 for the 2002 First Quarter. The substantial amount of research and development is primarily a reflection of our efforts to develop and commercialize DSP microphone and audio technologies. For the first three months ended March 31, 2003, the Andrea DSP Microphone and Audio Software Technology efforts were $732,586, or 94% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $48,134, or 6% of total research and development expenses. With respect to DSP Microphone and Audio Software Technologies, research efforts are primarily focused on the pursuit of commercializing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology (“DSDA”), and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to reduce the relatively high levels of such expenses during fiscal 2003.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 28% to $1,011,748 for 2003 First Quarter from $1,404,319 for the 2002 First Quarter. These decreases are primarily due to cost reduction efforts, primarily related to employee compensation and other general corporate overhead. As part of our overall effort to conserve cash, we intend to reduce the relatively high levels of such expenses during fiscal 2003.

Other Income (Expense)

Other income for 2003 First Quarter was $33,114 compared to $33,697 for the 2002 First Quarter. This decrease is due to lower cash balances coupled with unfavorable market conditions for those invested cash balances during 2002.

Provision for Income Taxes

We provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the condensed consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

Discontinued Operations

We sold our Aircraft Communications Products division on April 11, 2003. The purchase price was comprised of $2.5 million in cash, and approximately $1.3 million in notes payable in equal installments over the succeeding 11-month period. The gain on the sale, recorded in the second quarter of 2003, was approximately $2.25 million before transaction expenses. The results of the Aircraft Communication Products division for both the 2003 and 2002 First Quarter have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Income from discontinued operations was approximately $292 thousand and $289 thousand, respectively, for the 2003 First Quarter and 2002 First Quarter. Aircraft Communications Products revenues during the 2003 First Quarter and 2002 First Quarter were $1.1 million. For Fiscal 2002, Aircraft Communications Products revenues, before reclassification for discontinued operations, were $3.3 million, or 46% of total revenues. See Note 9 to the condensed consolidated financial statements for summarized financial information of the discontinued operations.

Net Loss

Net loss for 2003 First Quarter was $757,506 compared to a net loss of $1,737,492 for the 2002 First Quarter. The net loss for 2003 First Quarter principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions and potential industry partners. At March 31, 2003, we had cash and cash equivalents of $1,946,832 compared with $3,307,437 at December 31, 2002. The balance of cash and cash equivalents at March 31, 2003, is primarily a result of our license transactions with Analog Devices, Inc., together with gross cash flows from operations.

Working capital at March 31, 2003 was $1,177,440 compared to $2,131,828 at December 31, 2002. The decrease in working capital reflects decrease in total current assets of $1,418,331 and a decrease in total current liabilities of $463,943. The decrease in total current assets reflects decreases in cash and cash equivalents of $1,360,605, a decrease in accounts receivable of $8,436, a decrease in inventory of $165,065 , an increase in assets from discontinued operations for sale of $188,192 and a decrease in prepaid expenses and other current assets of $72,417. The decrease in total current liabilities reflects a decrease in trade accounts payable of $241,588, a decrease in current portion of long-term debt of $568, a decrease of $778 in accrued restructuring charges, a decrease of $222,170 in other current liabilities, and a increase of $1,161 in liabilities from discontinued operations.

The decrease in cash of $1,360,605 reflects $105,220 of net cash provided by discontinued operating activities, $1,429,320 of net cash used in continuing operating activities, $30,815 of net cash used in investing activities and $5,690 of net cash used in financing activities.

The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $1,049,757 net loss from continuing operations for 2003 First Quarter, a $8,436 decrease in accounts receivable, a $165,065 decrease in inventory, a $72,417 decrease in prepaid expenses and other current assets, a $1,598 decrease increase in other assets, a $241,588 decrease in accounts payables, a $278,030 decrease in other current and other liabilities, a $778 decrease in accrued restructuring charges and a $416,670 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during the 2003 First Quarter as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long-term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash provided by discontinued operating activities is a result of net income from discontinued operations of $292,252 partial offset by an increase in assets from discontinued operations of $188,192 and an increase in liabilities from discontinued operations of $1,161.

The cash used in investing activities reflects an increase in property and equipment of $5,275 and an increase in patents and trademarks of $25,540. The increase in property and equipment primarily relates to capital expenditures related to manufacturing dies for our Andrea Anti Noise Headset business line and our Andrea DSP Microphone and Audio Software business line. The increase in patents and trademarks reflects capital expenditures associated with intellectual property related to our Andrea DSP Microphone and Audio Software business line.

The net cash used in financing activities reflects payments related to the debt we assumed in connection with the acquisition of Lamar.

We believe that it will be necessary to raise additional working capital to support operations. In recent years, we have sustained significant operating losses and we have been unable to generate sufficient cash flow from operations to meet our operating needs. Consequently, from time to time during the past several years, we raised capital from external sources. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. During 2002, we continued to explore different sources of external funding in amounts necessary to continue our operations, while pursuing opportunities in our Andrea DSP Microphone and Audio Software Products segment and our Andrea Anti-Noise Products segment. As a result of our efforts, on April 11, 2003, we sold our Aircraft Communications Products division for approximately $3.8 million. Pursuant to the terms of the purchase agreement, we received $2.5 million in cash with the balance of the purchase price payable in equal installments over the succeeding eleven-month period. In addition to the proceeds resulting from the sale of the Aircraft Communications Products segment, we plan to continue to improve our cash flows during 2003 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursue 1) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 2) existing opportunities in the automotive (in-vehicle computing) market, 3) opportunities in the video and audio conferencing market and 4) opportunities in the call center market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of April 30, 2003, after receipt of the $2.5 million from the sale of the Aircraft Communications Products Division, Andrea has approximately $3.8 million of cash. During 2002, we burned $4.6 million in cash, excluding the $5 million in cash generated from the license agreements with Analog Devices. We expect our burn rate to decrease as a result of planned reductions of certain administrative, overhead and research and development expenses that are expected to begin during the second quarter of 2003, partially offset by the elimination of positive net cash flows from the Aircraft Communications Products division. As a result, we believe that we have sufficient liquidity available to continue in operation through at least March 2004. However, to the extent the Company does not experience growth from its remaining business segments, additional liquidity will be required in early 2004. Accordingly, if we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to continue significantly reducing our operating expenses and/or operations or we may have to relinquish our products, technologies or markets. We have no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements – An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition” and Note 7 to the unaudited condensed consolidated financial statements in this quarterly report for a discussion of the legal proceedings of Andrea.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit 99.1 – Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On January 8, 2003, Andrea filed a Current Report on Form 8-K reporting that it had executed an Agreement with HTFP Investment LLP (“HFTP”), the holder of all of Andrea’s Series B and Series C

Convertible Preferred Stock (“C Preferred Stock”), whereby Andrea and HTFP agreed to certain modifications in regards to the calculation of the C Preferred Stock Conversion Price and the C Preferred Stock Maturity Alternate Price, under the Certificate of Amendment of the Certificate of Incorporation for the C Preferred Stock as described in the Agreement.

On April 4, 2003, Andrea filed a Current Report on Form 8-K reporting that it had issued a press release, announcing the sale of its Aircraft Communication Products division to a private investor group for $3.25 million, subject to net receivables and inventory adjustments as of the balance sheet closing date.

On April 17, 2003, Andrea filed a Current Report on Form 8-K reporting that it had issued a press release, announcing Fourth Quarter and Year End 2002 Results.

On April 28, 2003, Andrea filed a Current Report on Form 8-K reporting that on April 11, 2003, it had completed the sale of substantially all of the assets and liabilities of the Andrea Aircraft Communications Products division to Andrea Systems, LLC for approximately $3.8 million.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

	By:	/s/ CHRISTOPHER P. SAUVIGNE
	Name:	Christopher P. Sauvigne
Date: May 13, 2003	Title:	President and Chief Executive Officer

/s/ CHRISTOPHER P. SAUVIGNE Christopher P. Sauvigne	President and Chief Executive Officer and Director	May 13, 2003

/s/ RICHARD A. MAUE Richard A. Maue	Executive Vice President, Chief Financial and Chief Accounting Officer	May 13, 2003

CERTIFICATION

I, Christopher P. Sauvigne, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Andrea Electronics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ CHRISTOPHER P. SAUVIGNE
Christopher P. Sauvigne Chief Executive Officer and President (principal executive officer)

CERTIFICATION

I, Richard A. Maue, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Andrea Electronics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ RICHARD A. MAUE
Richard A. Maue Chief Executive Officer and President (principal executive officer)