Form 10QSB
period 2003-06-30
ANDREA ELECTRONICS CORP
filed 2003-08-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION

(Exact name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-0482020 (I.R.S. employer identification no.)

45 Melville Park Road, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

Issuer’s telephone number, including area code: 631-719-1800

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2003, there are 24,384,613 common shares outstanding.

Transitional Small Business Disclosure format (check one)  Yes  ☐  No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,346,684	$3,307,437
Accounts receivable, net of allowance for doubtful accounts of $67,377 and $70,831	490,975	412,849
Notes receivable	1,064,954	—
Inventories, net	1,703,046	2,222,450
Prepaid expenses and other current assets	187,464	309,705
Assets from discontinued operations	—	1,487,482

Total current assets	6,793,123	7,739,923
PROPERTY AND EQUIPMENT, net	416,069	543,572
INTANGIBLE ASSETS, net	7,904,873	8,208,638
OTHER ASSETS, net	277,059	282,582

Total assets	$15,391,124	$16,774,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$922,189	$1,023,353
Current portion of long-term debt	20,488	21,056
Accrued restructuring charges	360,565	364,577
Deferred revenue	1,666,680	1,666,680
Other current liabilities	1,889,475	2,409,526
Liabilities from discontinued operations	—	122,903

Total current liabilities	4,859,397	5,608,095
LONG-TERM DEBT	6,283	16,572
DEFFERRED REVENUE	1,546,624	2,379,964
OTHER LIABILITIES	216,874	249,677

Total liabilities	6,629,178	8,254,308

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 27 and 66 shares, respectively ; liquidation value: $270,000 and $660,000, respectively	264,583	645,091

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 749 shares; liquidation value: $7,491,876	7,392,329	7,381,508

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and outstanding	—	—
Common stock, $.01 par value and $.50 par value, respectively; authorized: 200,000,000 shares; issued and outstanding: 23,221,545 and 21,127,918 shares, respectively	232,215	10,563,959
Additional paid-in capital	64,635,246	54,074,247
Deferred stock compensation	(9,191)	(23,099)
Accumulated deficit	(63,753,236)	(64,121,299)

Total shareholders’ equity	1,105,034	493,808

Total liabilities and shareholders’ equity	$15,391,124	$16,774,715

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
				(restated)*
REVENUES
Net Product Revenues	$826,509	$872,602	$1,690,914	$1,568,983
License Revenues	416,670	168,114	833,340	176,333

Revenues	1,243,179	1,040,716	2,524,254	1,745,316
COST OF SALES	717,250	694,747	1,288,728	1,244,219

Gross margin	525,929	345,969	1,235,526	501,097
RESEARCH AND DEVELOPMENT EXPENSES	730,051	779,422	1,510,771	1,590,272
GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	997,937	1,339,914	2,009,685	2,744,233

Loss from operations	(1,202,059)	(1,773,367)	(2,284,930)	(3,833,408)

OTHER INCOME
Interest income (expense)	12,534	(1,542)	40,531	17,218
Rent and miscellaneous income	72,521	4,626	77,638	19,563

Other income	85,055	3,084	118,169	36,781

LOSS FROM CONTINUING OPERATIONS	(1,117,004)	(1,770,283)	(2,166,761)	(3,796,627)
INCOME FROM DISCONTINUED OPERATIONS	2,242,573	86,531	2,534,824	375,383
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE FOR GOODWILL, NET OF $0 TAX	—	—	—	(12,458,872)

Net income (loss)	1,125,569	(1,683,752)	368,063	(15,880,116)
PREFERRED STOCK DIVIDENDS	109,771	118,424	220,290	242,526

Net income (loss) attributable to common shareholders	$1,015,798	$(1,802,176)	$147,773	$(16,122,642)

PER SHARE INFORMATION
Loss from continuing operations – Basic and Diluted	$(.05)	$(.10)	$(.10)	$(.21)
Income from discontinued operations – Basic and Diluted	.10	.01	.12	.02
Cumulative effect of a change in accounting principle for goodwill –Basic and Diluted	—	—	—	(.70)

Net income (loss) – Basic and Diluted	.05	(.09)	.02	(.89)
Preferred stock dividends – Basic and Diluted	.01	.01	.01	.01

Net income (loss) Per Share attributable to common shareholders – Basic and Diluted	$.04	$(.10)	$.01	$(.90)

Shares used in computing net income (loss) per share – Basic and Diluted	22,691,549	18,579,299	22,010,028	17,918,754

*Restated to reflect cumulative effect of a change in accounting principle. See Note 2.

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, January 1, 2003	21,127,918	$10,563,959	$54,074,247	$(23,099)	$(64,121,299)	$493,808
Change in Par Value	—	(10,352,680)	10,352,680	—	—	—
Conversions of Series B Redeemable Convertible Preferred Stock	2,093,627	20,936	428,609	—	—	449,545
Amortization of option grant to consultant	—	—	—	13,908	—	13,908
Preferred stock dividends	—	—	(220,290)	—	—	(220,290)
Net income	—	—	—	—	368,063	368,063

BALANCE, June 30, 2003	23,221,545	$232,215	$64,635,246	$(9,191)	$(63,753,236)	$1,105,034

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,166,761)	$(3,796,627)
Adjustments to reconcile net loss to net cash (used in)/provided by continuing operations:
Depreciation and amortization	564,211	634,537
Non-cash stock compensation expense	13,908	147,909
Change in:
Accounts receivable, net	(78,126)	(1,155,700)
Inventories, net	519,404	311,691
Prepaid expenses and other current assets	122,241	126,783
Other assets, net	5,523	52,092
Trade accounts payable	(101,164)	(82,813)
Accrued restructuring charges	(4,012)	(101,655)
Deferred revenue	(833,340)	3,823,667
Other current and long term liabilities	(693,286)	403,621

Net cash (used in)/provided by continuing operations	(2,651,402)	363,505

Income from discontinued operations	2,534,824	375,383
Gain on sale of discontinued operations	(2,242,573)	—
Change in:
Assets from discontinued operations	(188,192)	350,479
Liabilities from discontinued operations	(6,265)	(16,327)

Net cash provided by discontinued operations	97,794	709,535

Net cash (used in)/provided by operating activities	(2,553,608)	1,073,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of Aircraft Communications Products Division	2,500,000	—
Principle payments received on note receivable from sales of Aircraft Communications Products Division	236,656	—
Purchases of property and equipment	(47,487)	(125,834)
Patents and trademarks	(85,457)	(123,379)

Net cash provided by/(used in) investing activities	2,603,712	(249,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt obligations	(10,857)	(95,128)

Net cash used in financing activities	(10,857)	(95,128)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,247	728,699
CASH AND CASH EQUIVALENTS, beginning of period	3,307,437	3,724,130

CASH AND CASH EQUIVALENTS, end of period	$3,346,684	$4,452,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Conversion of Series B Redeemable Convertible Preferred Stock into common stock	$449,545	$1,398,181

Stock grant to employee and officers	$—	$229,500

Note receivable from the sale of Aircraft Communications Products Division	$1,301,610	$—

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

These unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea’s annual report on Form 10-K for the year ended December 31, 2002.

Management’s Liquidity Plans – As of June 30, 2003, Andrea had working capital of $1,933,726 and cash on hand of $3,346,684. On April 11, 2003, Andrea sold its Aircraft Communications Products segment for approximately $3.8 million. The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. For the three-month period ended March 31, 2003, this business segment generated approximately $1.1 million in revenue, and total operating profit of approximately $292 thousand. Pursuant to the terms of the purchase agreement, Andrea received $2.5 million in cash, and the balance of the purchase price is being paid in equal installments over the eleven month period commencing May 2003 (Note 9).

In addition to the proceeds resulting from the sale of the Aircraft Communications Products segment, the Company plans to continue to improve its cash flows during 2003 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursuing 1) existing and prospective opportunities to sell its Superbeam Array Microphone generated through its co-marketing efforts with Analog Devices in the personal computing market, 2) existing opportunities in the automotive (in-vehicle computing) market, 3) opportunities in the video and audio conferencing market and 4) opportunities in the call center market. In addition, we have engaged an investment banker to explore a variety of strategic alternatives relative to our digital audio technology business. However, there can be no assurance that the Company will be able to successfully execute the aforementioned plans.

As of August 11, 2003, Andrea has approximately $2.7 million of cash. As a result, management believes that Andrea has sufficient liquidity available for Andrea to continue in operation through at least June 2004. However, additional liquidity will be required in the third quarter of 2004. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of funding, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets. Andrea has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Furthermore, if the redemption rights of the Series C Preferred Stock are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea would be required to obtain a waiver from the holders of the Preferred Stock. If no such waiver can be obtained, Andrea’s ability to continue its current operations will be materially adversely affected and it could result in Andrea’s inability to meet its operating obligations.

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

Among other things, estimates are used in accounting for allowances for bad debts, inventory obsolescence, restructuring reserves, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily goodwill and intangible assets), contingencies, revenue recognition as well as the recording and presentation of our convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. License revenue is recognized based on the terms and conditions of individual contracts (see Note 6). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Income (Loss) Per Share – Andrea follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with this statement, basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

Securities that could potentially dilute basic earnings per share (“EPS”), in the future, which were not in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented (as a result of the losses from continuing operations), consist of the following:

Warrants to purchase common stock	75,000
Options to purchase common stock	5,182,125
Redeemable Convertible Preferred Stock	32,683,559

Total potential common shares upon conversion as of June 30, 2003	37,940,684

Stock-Based Compensation – At June 30, 2003, Andrea had two stock-based employee compensation plans. As permitted under SFAS No. 148 , “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if Andrea had applied the fair value recognition provisions of SFAS No. 123 to options granted to employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) attributable to common shareholders as reported:	$1,015,798	$(1,802,176)	$147,773	$(16,122,642)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	244,534	786,755	480,090	1,573,510

Pro forma net income (loss) attributable to common shareholders:	$771,264	$(2,588,931)	$(332,317)	$(17,696,152)

Basic and diluted net income (loss) attributable to common shareholders per share as reported:	$.04	$(.10)	$.01	$(.90)

Basic and diluted pro forma net income (loss) attributable to common shareholders per share:	$.03	$(.14)	$(.02)	$(.99)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the periods ended June 30, 2003 and 2002:

Expected life in years	4
Risk-free interest rates	4.09%
Volatility	190%
Dividend yield	0%

Cash and Cash Equivalents – Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in the bank in excess of the maximum amount insured by the FDIC at June 30, 2003 and December 31, 2002.

Concentration of Credit Risk – Deferred revenue relates to licensing agreements with one customer at June 30, 2003 (Note 6). Sales related to the recognition of the deferred revenue as well as other service related revenues to this customer were approximately 41% and 16% of the total sales for the three months ended June 30, 2003 and 2002, respectively and approximately 37% and 10% of the total sales for the six months ended June 30, 2003 and 2002, respectively. Sales of noise canceling and active noise canceling products were significant to one customer, accounting for 13% of the total sales for the three months ended June 30, 2003. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 14% and 19% of the total sales for the three months and six months ended June 30 2002.

Inventories – Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	June 30, 2003	December 31, 2002
Raw materials	$984,855	$1,281,655
Work-in-process	14,749	79,120
Finished goods	1,219,994	1,385,447

	2,219,598	2,746,222
Less: reserve for obsolescence	(516,552)	(523,772)

	$1,703,046	$2,222,450

Goodwill And Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that an impairment test for goodwill be performed in two steps, (i) determine impairment based upon fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

In accordance with SFAS No. 142, Andrea performed initial transition impairment testing of goodwill during 2002, which resulted in the determination that the carrying amount of the Andrea DSP Microphone and Audio Software business unit exceeded its fair value. The impairment loss resulted primarily from a change in the criteria for the measurement of an impairment loss. Under the previous method required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” impairment was measured, if events or changes in circumstances indicated potential impairment, using an undiscounted cash flow methodology. No goodwill impairment would have been recorded on January 1, 2002 under the prior SFAS No. 121 method. Under SFAS No. 142, the Company utilized the discounted cash flow methodology, which resulted in an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle and reduced goodwill to zero, shown in the consolidated statement of operations. Andrea restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required by SFAS No. 3 “ Reporting Accounting Changes in Interim Financial Statements.”

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended June 30, 2003 and 2002 amortization expense was $194,874 and $193,029, respectively. For the six-month periods ended June 30, 2003 and 2002 amortization expense was $389,222 and $384,593, respectively.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification for an extraordinary item. Andrea adopted SFAS No. 145 during the first quarter of 2003. The adoption of this statement did not have a material impact on Andrea’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on Andrea’ s consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Andrea does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligation to repurchase the issuer’s equity shares by transferring assets, and 3) obligation to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Andrea is currently evaluating the impact that the adoption of SFAS No. 150 will have on its consolidated financial position or results of operations.

Note 3. Series B Redeemable Convertible Preferred Stock

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), and a warrant covering 75,000 shares of Andrea’s Common Stock. Each of the 750 shares of Series B Preferred Stock, (all shares have been converted, see below) had a stated value of $10,000 plus dividends of 4% per annum, which sum was convertible into Common Stock at a conversion price equal to the lower of $8.775 (the “Maximum Conversion Price”) and the average of the two lowest trade prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the “Market Price”), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004.

During 2003, the following shares of the Series B Preferred Stock, together with related accrued dividends, were converted into shares of Common Stock:

Date of Conversion	Number of Series B Preferred Stock Converted	Conversion Price	Number of Common Shares
March 14, 2003	20	$0.225	1,021,857
May 15, 2003	19	$0.205	1,071,770
July 15, 2003	27	$0.270	1,163,068

Total	66		3,256,695

The original value of the warrant upon issuance was $348,457. As of June 30, 2003, the remaining 27 shares of Series B Preferred Stock has been recorded net of the unaccreted present value of the warrant of $5,417. Due to certain redemption features, the Series B Preferred Stock has been presented outside of shareholders’ equity in the accompanying condensed consolidated balance sheets. On July 15, 2003, the remaining 27 shares were converted into 1,163,068 shares of Common Stock. Therefore, all of the 750 shares of the Series B Preferred Stock have been converted into Common Stock.

Note 4. Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Each of the 750 shares of Series C Preferred Stock has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date, for the first nine months. The conversion price reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea’s Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. As of June 30, 2003, all of the Series C Preferred Stock is currently convertible into Andrea’s Common Stock at a maximum conversion price of $0.30 and Andrea has currently reserved 60,429,684 shares of Common Stock for issuance upon conversion of the shares of the Series C Preferred Stock. As of August 11, 2003, there are 749.19 shares of the Series C Preferred Stock outstanding.

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

The original value of the transaction costs upon issuance was $175,000. As of June 30, 2003, the Series C Preferred Stock is recorded net of the unaccreted present value of the transaction costs of $99,547. The Series C Preferred Stock is presented outside of shareholders’ equity in the accompanying condense consolidated balance sheets because of certain redemption features.

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

If such redemption rights are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea will be required to obtain a new waiver from the holders of the Series C Preferred Stock. If the Series C Preferred Stockholders do not consent to such a waiver, Andrea’s efforts to obtain additional funding and capital, and its ability to continue its current operations, will be materially adversely affected.

Note 5. Restructuring Accrual

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. During the three months ended June 30, 2003 and June 30, 2002, Andrea made payments of $3,234 and $39,052, respectively, which reduced the restructuring liability. During the six months ended June 30, 2003 and June 30, 2002, Andrea made payments of $4,012 and $101,655 respectively, which reduced the restructuring liability.

Note 6. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as deferred revenue ($1,666,680 of which is classified as current and $1,546,624 is classified as long-term as of June 30, 2003) in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. During the three months ended June 30, 2003 and June 30, 2002, $416,670 and $168,114, respectively, of license revenues were recognized in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2003 and June 30, 2002, $833,340 and $176,333, respectively, of license revenues were recognized in the accompanying condensed consolidated statements of operations.

Note 7. Commitments And Contingencies

Leases

Andrea’s corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in June 2008. Rent expense under this operating lease was approximately $149,500, and $144,000 for the three-month periods ended June 30, 2003 and 2002, respectively and $299,000 and $287,500 for the six month periods ended June 30, 2003 and 2002, respectively. As a result of the sale of the discontinued operations, Andrea is subletting approximately 15,000 square feet to Andrea Systems LLC for a twelve month period ending March 31, 2004. $76,731 of rental income was recognized under this agreement for the three month period ended June 30, 2003. As of June 30, 2003, the minimum future lease commitments, under this lease and all other noncancellable operating leases, net of the rental income are as follows:

	Rent	Sublease	Net
July 1, 2003 to December 31, 2003	$380,178	$(153,462)	$226,716
2004	737,802	(76,731)	661,071
2005	651,063	—	651,063
2006	677,106	—	677,106
2007	704,190	—	704,190
Thereafter	521,067	—	521,067

Total	$3,671,406	$(230,193)	$3,441,213

Employment Agreements

The Board of Directors of Andrea is currently in the process of negotiating employment contracts with the officers of the Company. At June 30, 2003, the future minimum cash commitments for 2003 aggregate $25,333 for these same individuals.

In August 2003, Andrea agreed to employment terms with its new President and Chief Executive Officer of an annual base salary of $175,000, an initial stock grant of 350,000 options (see Note 11) and a minimum annual bonus of $50,000. The term can be extended for two additional one year terms.

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, director and former President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company styled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant stock options to Mr. Sauvigne and (iii) reasonable counsel fees and costs. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit.

Additionally, Andrea is involved in routine litigation incidental through the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea ‘s financial position, results of operations or liquidity.

Note 8. Segment Information

Andrea follows the provisions of SFAS No. 131,”Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in segments. With the sale of the Aircraft Communications Products division on April 11, 2003 (Note 9), Andrea operates in two segments: (i) Andrea Anti-Noise Products and (ii) Andrea DSP Microphone and Audio Software Products. Our Andrea Anti-Noise Products include our noise cancellation and active noise cancellation computer headset products and related computer peripheral products. Our Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. All of Andrea’s revenues are from external customers. The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended June 30, 2003 and 2002:

Segment Data	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2003
Net sales	$558,962	$684,217	$1,243,179
Loss from operations	(363,867)	(838,192)	(1,202,059)
Depreciation	44,555	25,216	69,771

	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2002
Net sales	$663,308	$377,408	$1,040,716
Loss from operations	(107,358)	(1,666,009)	(1,773,367)
Depreciation	47,153	18,384	65,537

The following represents selected condensed consolidated financial information for Andrea’s segments for the six months ended June 30, 2003, and 2002:

Segment Data	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2003
Net sales	$1,326,239	$1,198,015	$2,524,254
Loss from operations	(282,338)	(2,002,592)	(2,284,930)
Depreciation	65,882	86,083	151,965

	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2002
Net sales	$1,252,902	$492,414	$1,745,316
Loss from operations	(375,389)	(3,458,019)	(3,833,408)
Depreciation	90,997	110,020	201,017

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2003 and 2002, and as of each respective period-end, sales and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2003	June 30, 2002
Sales:
United States	$1,174,844	$823,161
Europe	29,441	80,418
Other foreign	38,894	137,137

	$1,243,179	$1,040,716

Accounts receivable:
United States	$455,071	$2,210,406
Europe	—	85,248
Other foreign	35,904	41,134

	$490,975	$2,336,788

For the six months ended June 30, 2003 and 2002, sales by geographic area are as follows:

Geographic Data	June 30, 2003	June 30, 2002
Sales:
United States	$2,291,794	$1,258,422
Europe	70,515	178,894
Other foreign	161,945	308,000

	$2,524,254	$1,745,316

Note 9. Discontinued Operations

Sale of Aircraft Communication Products Division

On April 11, 2003, Andrea completed the sale of substantially all of the assets and liabilities of the Andrea Aircraft Communications Products division for approximately $3.8 million. Andrea received $2.5 million in cash, and approximately $1.3 million in notes which are payable in equal installments over the succeeding eleven month period. The sale resulted in a gain recorded in the quarter ended June 30, 2003, of approximately $2.24 million which reflects the difference between the purchase price of $3.8 million and the net assets sold (accounts receivable of $693,861, net inventories of $981,813, and accounts payable and accrued liabilities of $124,064). The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. The consideration for the sale was determined through arms-length negotiations between Andrea and Andrea Systems, LLC. Andrea Systems, LLC is a new entity that was established by a group of private investors. As part of the sale, Andrea entered into a one-year transition services agreement with Andrea Systems, LLC pursuant to which the Company expects to receive approximately $307,000.

During the quarter ended March 31, 2003, Andrea committed to a plan to sell its Aircraft Communications Products division. Accordingly, the results of operations and the assets and liabilities of this division are presented as discontinued operations for both current and prior periods. The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the three-month periods ended June 30, 2003 and 2002, respectively:

	June 30, 2003	June 30, 2002
Net sales	$—	$729,643
Cost Of Sales	—	452,329

Gross margin	—	277,314
Research And Development Expenses	—	107,112
General, Administrative And Selling Expenses	—	83,671

Operating Income from Discontinued Operations	—	86,531
Gain on Sale of Discontinued Operations	2,242,573	—

Income from Discontinued Operations	$2,242,573	$86,531

The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the six-month periods ended June 30, 2003 and 2002, respectively:

	June 30, 2003	June 30, 2002
Net sales	$1,068,976	$1,824,334
Cost Of Sales	569,128	1,068,650

Gross margin	499,848	755,684
Research And Development Expenses	119,871	202,084
General, Administrative And Selling Expenses	87,726	178,217

Operating Income from Discontinued Operations	292,251	375,383
Gain on Sale of Discontinued Operations	2,242,573	—

Income from Discontinued Operations	$2,534,824	$375,383

Sales to the federal government and related subcontractors aggregated $525,068 and $802,618 for the six months ended June 30, 2003 and 2002, respectively. Sales to the federal government and related subcontractors aggregated $312,150 for the three months ended June 30 2002.

Note 10. Increase in Authorized Shares and Change in the Par Value of the Common Stock

Increase in Authorized Shares

On January 31, 2003, Andrea’s shareholders approved an increase in the authorized shares of common stock from 70,000,000 shares to 200,000,000 shares.

Change in the Par Value of the Common Stock

On January 31, 2003, Andrea’s shareholders approved a reduction in the par value of Andrea’s common stock from $0.50 per share to $0.01 per share.

Note 11. Stock Option Grant to Director and President and Chief Executive Officer

In May 2003, the Board of Directors granted 35,000 stock option to a newly appointed director. The grant provides for a vesting period of one year, an exercise price of $0.34, which was fair market value at the date of grant, and a term of 10 years.

In August 2003, the Board of Directors granted 350,000 stock option to the President and Chief Executive Officer. The grant provides for a six month vesting period, an exercise price of $0.31, which was fair market value at the date of grant, and a term of 10 years.

Note 12. American Stock Exchange 18 Month Notice

Andrea received a non-compliance notice from the American Stock Exchange (“AMEX” or “the Exchange”) indicating that it is below certain of the Exchange’s continued listing standards. Specifically, Andrea is not in compliance with Section 1003(a)(i) with shareholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003(a)(ii) shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years and Section 1003(a)(iii) shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years.

In accordance with Section 1009 of the Amex Company Guide, Andrea was afforded the opportunity to submit a plan of compliance to the Exchange. The plan is to outline what action the Company will take, or has taken to bring the Company into compliance with the continued listed standards within an 18-month period. On June 25, 2003, Andrea presented its plan to the Exchange. On August 13, 2003 the Exchange notified Andrea that it has accepted the Company’s plan of compliance and granted an extension of time to November 23, 2004 to regain compliance with the continued listing standards. Andrea will be subject to periodic review by the Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.

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

We outsource high volume assembly of most of our Andrea Anti-Noise ® Products from purchased components, and we are assembling low volume Andrea DSP Microphone and Audio Software Products from purchased components primarily at our Israeli facility. As sales of any particular Andrea DSP Microphone and Audio Software Product increases, assembly operations are transferred to a subcontractor in Asia.

Our Critical Accounting Policies

Our condensed consolidated financial statements and the notes to our condensed consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee.

Revenue Recognition – Non license-related revenue is recognized upon shipment. Andrea reports such sales levels on a net sales basis, with net sales being computed by deducting from gross sales the amount of actual sales returns and the amount of reserves established for anticipated returns. With respect to license revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and we refer to Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statement” for interpretive guidance. We recognize license-related revenues primarily based on an evaluation of the terms of individual contracts (see Note 6 of our condensed consolidated financial statements, for example) considering, specifically, whether 1) significant obligations remain, 2) evidence of an arrangement exists, 3) the fees are fixed or determinable, and 4) collectibility is reasonably assured. In addition, fee-based services are performed on a time-and material basis or on a fixed-fee basis, under separate service arrangements.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At June 30, 2003 and December 31, 2002, our allowance for doubtful accounts from continuing operations was approximately $67 thousand and $71 thousand, respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories from continuing operations of approximately $1.7 million and $2.2 million at June 30, 2003 and December 31, 2002 are net of reserves of approximately $517 thousand and $524 thousand, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” supersedes SFAS No. 121

“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board (“APB”) Opinion No. 30 “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement require management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. The impact of adopting this standard was not material to the financial statements.

SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Andrea adopted this standard effective January 1, 2002. Other intangible assets, which do not have indefinite lives, continue to be amortized.

We performed initial transitional impairment testing for goodwill during the first six months of fiscal 2002. The impairment testing is performed in two steps: (step one) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (step two) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. SFAS No. 142 required that an entity complete step one of the transitional goodwill impairment test within six months of adoption, and that if there is an indication that the carrying amount of the net assets of a reporting unit exceeds its fair value, step two must be completed by the end of the fiscal year. Andrea completed its step two impairment testing during the fourth quarter of 2002 in accordance with SFAS No. 142 with the assistance of an independent appraisal firm, relying primarily on discounted net cash flows for the respective business segment, and determined that the carrying amount of the Andrea DSP Microphone and Audio Software business segment exceeded its fair value. Accordingly, the Company recorded an impairment charge in 2002 of approximately $12.5 million as a cumulative effect of a change in accounting principle in accordance with this new pronouncement and reduced goodwill to zero. The Company restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002 as required under SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”            , requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. During 2002, we recorded a full valuation allowance, representing a charge of $1.8 million, against our deferred tax assets. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the condensed consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2003 (the “2003 Second Quarter”) compared to the three months ended June 30, 2002 (the “2002 Second Quarter”) and for the six months ended June 30, 2003 (the “2003 First Half”) compared to the six months ended June 30, 2002 (the “2002 First Half”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2003 Second Quarter were approximately $1.2 million versus $1.0 million for the 2002 Second Quarter. Net income applicable to common shareholders for the 2003 Second Quarter was approximately $1.0 million, or $.04 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $1.8 million, or $.10 per share on a basic and diluted basis for the 2002 Second Quarter. Our revenues for the 2003 First Half were approximately $2.5 million versus $1.7 million for the 2002 First Half. Net income applicable to common shareholders for the 2003 First Half was approximately $148 thousand, or $.01 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $16.1 million, or $.90 per share on a basic and diluted basis for the 2002 First Half. During 2003, we continued to experience cash flow constraints and, in response, on April 11, 2003, we sold our

Aircraft Communications Products segment. Although we believe this sale will provide the Company with necessary working capital, the Aircraft Communications Products division generated approximately $1.1 million and $1.8 million in revenue and total operating profit of approximately $292 thousand and $375 thousand, for the six-month periods ended June 30, 2003 and 2002, respectively. The Aircraft Communication Products division generated approximately $730 thousand in revenue and total operating profit of approximately $87 thousand, for the three-month period ended June 30, 2002. While we continue to explore opportunities to grow sales, we are also examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. Although we intend to continue improving cash flows by reducing overall expenses, we may not be able to easily and quickly implement such initiatives and, if our revenues continue to decline, our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other identifiable intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). In addition, at December 31, 2002 we recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle to write off the goodwill associated with the Lamar acquisition. Although the strategic intent of the business has not changed, the realization of the economic benefits from the business has been limited by the overall poor economic conditions affecting the computing and communications industries. As a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting on the American Stock Exchange or inability to continue operations.

In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. Additionally, Andrea’s funding and capital raising efforts could trigger change in control payments due to certain executive officers of Andrea under their employment contracts. On April 11, 2003, we sold our Aircraft Communications Products segment for $3.8 million. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange. (Note 12)

We face the risk that Andrea could be required to redeem the Series C Redeemable Convertible Preferred Stock

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

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 24,384,613 were outstanding as of August 11, 2003. The number of shares outstanding does not include 6,376,125 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan; nor does it include 60,504,684 shares of common stock reserved for issuance upon conversion of Series C convertible preferred stock and exercise of warrants related to the Series B convertible preferred stock.

Conversions of our Series C Preferred Stock may result in substantial dilution to other holders of our common stock.

As of August 11, 2003, we had 749.19 shares of Series C Preferred Stock outstanding. The Series C Preferred Stock is convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

As the price of our common stock decreases, the number of shares of common stock issuable upon conversion of our Series C Preferred Stock increases.

The variable conversion price of the Series C Preferred Stock is a function of the market price of our common stock. If the price of our common stock decreases over time, the number of shares of common stock issuable upon conversion of each series will increase.

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

Conversion Price	Number of Shares of Common Stock Issuable Upon Conversion(1)	Percentage of Outstanding Common Stock (2)
$0.15	49,945,840	67%
$0.20	37,459,380	61%
$0.25	29,967,504	55%
$0.30	24,972,920	51%

(1)	The holder of Series C Preferred Stock is prohibited from converting its holdings of the Series C Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2)	Based on 24,384,613 shares of common stock outstanding as of August 11, 2003.

The maximum conversion price of the Series C Preferred Stock is permanently set at $0.30 pursuant to the terms of the agreement . The conversion rate at August 11, 2003 of the Series C Preferred Stock was $.245. If all of the outstanding shares of the Series C Preferred Stock were converted on August 11, 2003, assuming that the 5% dividend amount is paid in cash, we would have issued a total of 30,579,086 shares of common stock (irrespective of the 4.99% and 9.99% limitations). If the market price of our common stock continues to decline, the conversion rates would increase, resulting in our issuing a greater number of shares upon conversion of the Series C Preferred Stock.

Sales of an increased number of shares of common stock issued upon conversion of the Series C Preferred Stock resulting from a declining market price for our common stock can cause the market price of our common stock to decline further.

Disregarding the manner in which the shares of common stock issued upon conversion of the Series C Preferred Stock are sold as well as any other factors such as reactions to our operating results and general market conditions which may be operative in the market at such time, an increase in the number of shares of common stock eligible for sale can cause a decrease in the market price of our common stock. This decrease could reduce the conversion prices of the Series C Preferred Stock, leading to a further increase in the number of shares of common stock issuable upon future conversions and a further decline in our stock price.

Short sales of our common stock may be attracted by or accompany conversions of Series C Preferred Stock, which sales may cause downward pressure upon the price of our common stock.

Short sales of our common stock may be attracted by or accompany the sale of converted common stock, which in the aggregate could cause downward pressure upon the price of the common stock, regardless of our operating results, thereby attracting additional short sales of the common stock. The result of conversions of the Series C Preferred Stock at declining conversion prices would be increasing and substantial dilution of the interests of the other holders of common stock.

If we fail to market and commercialize our Andrea DSP Microphone and Audio Software products, or continue the further development of Andrea Anti-Noise Headset products, our revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

Our business, results of operations and financial condition depend on the successful commercialization of our Andrea DSP Microphone and Audio Software products and technologies. We introduced our first Andrea DSP Microphone products in 1998 and we continued to introduce complementary products and technologies over the last several years. We are primarily targeting these products at the desktop computer market, the market for in-vehicle computing and the audio and video conferencing markets, among others. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries. Since we began sales of our initial Andrea Anti-Noise Headset products in 1995, we have continued to develop and introduce new products in this line. In addition, in the fourth quarter of 2001, we also restructured this business segment which resulted in a significant reduction in revenues.

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

Further, the markets for our products and technologies are characterized by evolving industry and governmental standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, certain of our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Headset products are subject to standards set by the Federal Communications Commission (FCC). We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

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

We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three-month period ended June 30, 2003, and 2002, sales to customers outside the United States accounted for approximately 5% and 21%, respectively, and the six-month period ended June 30, 2003, and 2002, sales to customers outside the United States accounted for approximately 9% and 28%, respectively, of our net sales from continuing operations. International sales and operations are subject to a number of risks, including:

•	trade restrictions in the form of license requirements;

•	restrictions on exports and imports and other government controls;

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations;

•	problems in establishing and managing distributor relationships;

•	general economic conditions; and

•	political and economic instability or conflict.

To date, we have invoiced our international sales in U.S. dollars, and have not engaged in any foreign exchange or hedging transactions. We may not be able to continue to invoice all of our sales in U.S. dollars or be able to avoid engaging in foreign exchange or hedging transactions. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition or require us to incur hedging costs to counter such fluctuations.

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

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain highly qualified managers and technical personnel. As of the date of this filing, the Board of Directors of Andrea Electronics is in the process of negotiating employment contracts with the officers of the Company. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future.

Results Of Operations

Quarter ended June 30, 2003 compared to Quarter ended June 30, 2002 and Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

Sales

Sales for the 2003 Second Quarter, were $1,243,179, an increase of 20% from sales of $1,040,716 for the 2002 Second Quarter. Sales for the 2003 Second Half were $2,524,254, an increase of 45% from the 2002 Second Half sales of $1,745,316. The increase in sales for the 2003 Second Quarter reflects an increase of 81% in sales of Andrea DSP Microphone and Software Products, to $684,217, or 55% of sales partially offset by a 16% decrease in sales of Andrea Anti-Noise Products to $558,962, or 45% of total sales. The increase in sales for the 2003 First Half reflects an increase of 143% in sales of Andrea DSP Microphone and Software Products and a 6% increase in sales of Andrea Anti-Noise Products. The increase in sales of Andrea DSP Microphone and Audio Software Products is primarily due to licensing revenue recognized relating to our agreements with Analog Devices. The half year increase in sales of Andrea Anti-Noise Headset Products is primarily due to an increasing number of businesses utilizing distance learning and on-line collaboration software utilizing our noise canceling headset products. The unamortized portion of the Analog license agreements is recorded as deferred revenue ($1,666,680 of which is classified as current and $1,546,624 is classified as long-term as of June 30, 2003). All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002.

Cost of Sales

Cost of sales as a percentage of sales for the 2003 Second Quarter decreased to 58% from 67% for the 2002 Second Quarter. Cost of Sales as a percentage of sales for the 2003 Second Half decreased to 51% from 71% for the 2002 Second Half. This decrease primarily reflects the impact of the significant changes in the composition of our revenues as described under “Sales” above, in particular, the significant increase in high-margin license revenues associated with our agreements with Analog Devices.

Research and Development

Research and development expenses for the 2003 Second Quarter decreased 6.3% to $730,051 from $779,422 for the 2002 Second Quarter. Research and development expenses for the 2003 First Half were $1,510,771, a decrease of 5% from the 2002 First Half research and development expenses of $1,590,272. The substantial amount of research and development is primarily a reflection of our efforts to develop and commercialize DSP microphone and audio technologies. For the first six months ended June 30, 2003, the Andrea DSP Microphone and Audio Software Technology efforts were $1,356,790, or 90% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $153,981, or 10% of total research and development expenses. With respect to DSP Microphone and Audio Software Technologies, research efforts are primarily focused on the pursuit of commercializing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology (“DSDA”), and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to reduce where possible the relatively high levels of such expenses during fiscal 2003.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 26% to $997,937 for the 2003 Second Quarter from $1,339,914 for the 2002 Second Quarter. General, administrative and selling expenses for the 2003 First Half were $2,009,685 a decrease of 27% from the 2002 First Half general, administrative and selling expenses of $2,744,233. These decreases are primarily due to our cost reduction efforts primarily related to employee compensation and other general corporate overhead. As part of our overall effort to conserve cash, we intend to reduce where possible the relatively high levels of such expenses during the remaining fiscal 2003.

Other Income

Other income for the 2003 Second Quarter was $85,055 compared to $3,084 for the 2002 Second Quarter. Other income for the 2003 First Half was $118,169 compared to other income of $36,781 for the 2002 Second Half. These increases in other income are primarily the result of rental income received as a result of the transition agreement involved with the discontinued operations.

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

Discontinued Operations

We sold our Aircraft Communications Products division on April 11, 2003. The purchase price was comprised of $2.5 million in cash, and approximately $1.3 million in notes payable in equal installments over the succeeding 11-month period. The gain on the sale, recorded in the second quarter of 2003, was approximately $2.24 million. The results of the Aircraft Communication Products division for both the 2003 First Half and 2002 First Half have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Operating income from discontinued operations was approximately $292 thousand and $375 thousand, respectively, for the 2003 First Half and 2002 First Half, respectively. Aircraft Communications Products revenues, included within the discontinued operations line item, during 2003 First Half and 2002 First Half were $1.1 million and $1.8 million, respectively.

Net Income (Loss)

Net income for 2003 Second Quarter was $1,125,569 compared to a net loss of $1,683,752 for the 2002 Second Quarter. Net income for the 2003 First Half was $368,063, compared to a net loss of $15,880,116 for the 2003 First Half. The net income for 2003 Second Quarter and 2003 First Half principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions and potential industry partners. At June 30, 2003, we had cash and cash equivalents of $3,346,684 compared with $3,307,437 at December 31, 2002. The balance of cash and cash equivalents at June 30, 2003 is primarily a result of the sale of our Aircraft Communication Products division, together with gross cash flows from operations.

Working capital at June 30, 2003, was $1,933,726 compared to $2,131,828 at December 31, 2002. The decrease in working capital reflects a decrease in total current assets of $946,800 and a decrease in total current liabilities of $748,698. The decrease in total current assets reflects increases in cash and cash equivalents of $39,247, an increase in accounts receivable of $78,126, an increase in note receivables of $1,064,954, a decrease in inventory of $519,404 , a decrease in assets from discontinued operations of $1,487,482, a decrease in prepaid expenses and other current assets of $122,241. The decrease in total current liabilities reflects a decrease in trade accounts payable of $101,164, a decrease in current portion of long-term debt of $568, a decrease of $4,012 in accrued restructuring charges, a decrease of $520,051 in other current liabilities, and a decrease of $122,903 in liabilities from discontinued operations.

The increase in cash of $39,247 reflects $97,794 of net cash provided by discontinued operating activities, $2,651,402 of net cash used in continuing operating activities, $2,603,712 of net cash provided by investing activities and $10,857 of net cash used in financing activities.

The cash used in operating activities, excluding non-cash charges, is primarily attributable to the $2,166,761 net loss from continuing operations for 2003 First Half, a $78,126 increase in accounts receivable, a $519,404 decrease in inventory, a $122,241 decrease in prepaid expenses and other current assets, a $5,523 decrease in other assets, a $101,164 decrease in accounts payable, a $693,286 decrease in other current and long-term liabilities, a $4,012 decrease in accrued restructuring charges and a $833,340 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during the 2003 First Half as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash provided by discontinued operating activities is a result of net income from discontinued operations of $2,534,824, the gain on the sale of discontinued operations of $2,242,573, the decrease in assets from discontinued operations of $188,192 and the decrease in liabilities from discontinued operations of $6,265.

The cash provided by investing activities reflects the proceeds from the sale of the Aircraft Communications Products Division of $2,500,000 and principal payments received on the note receivable related to the sale of the Aircraft Communications Products Division of $236,656 partially offset by an increase in property and equipment of $47,487, and an increase in patents and trademarks of $85,457. The increase in property and equipment primarily relates to capital expenditures related to manufacturing dies for our Andrea Anti Noise Headset business line and our Andrea DSP Microphone and Audio Software business line. The increase in patents and trademarks reflects capital expenditures associated with intellectual property related to our Andrea DSP Microphone and Audio Software business line.

The net cash used in financing activities reflects payments made related to the debt we assumed in connection with the acquisition of Lamar.

We believe that it will be necessary to raise additional working capital to support operations. In recent years, we have sustained significant operating losses and we have been unable to generate sufficient cash flow from operations to meet our operating needs. Consequently, from time to time during the past several years, we raised capital from external sources. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. During 2002, we continued to explore different sources of external funding in amounts necessary to continue our operations, while pursuing opportunities in our Andrea DSP Microphone and Audio Software Products segment and our Andrea Anti-Noise Products segment. As a result of our efforts, on April 11, 2003, we sold our Aircraft Communications Products division for approximately $3.8 million. Pursuant to the terms of the purchase agreement, we received $2.5 million in cash with the balance of the purchase price payable in equal installments over the succeeding eleven-month period. In addition to the proceeds resulting from the sale of the Aircraft Communications Products segment, we plan to continue to improve our cash flows during 2003 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursue 1) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 2) existing opportunities in the automotive (in-vehicle computing) market, 3) opportunities in the video and audio conferencing market and 4) opportunities in the call center market. In addition, we have engaged an investment banker to explore a variety of strategic alternatives relative to our digital audio technology business. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of August 11, 2003, Andrea has approximately $2.7 million of cash. During the year ended 2002, we utilized $4.6 million in cash, excluding the $5 million in cash generated from the license agreements with Analog Devices. We expect our cash utilization to continue to decrease as a result of the reductions of certain administrative, overhead and research and development expenses that have started in the second quarter of 2003, partially offset by the elimination of positive net cash flows from the Aircraft Communications Products division. As a result, we believe that we have sufficient liquidity available to continue in operation through at least June 2004. However, to the extent the Company does not experience growth from its remaining business segments, additional liquidity will be required in the third quarter of 2004. Accordingly, if we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to continue to significantly reduce our operating expenses and/or operations or we may have to relinquish our products, technologies or markets. We have no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio.

ITEM 3.	CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Andrea maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of Andrea concluded that Andrea’s disclosure controls and procedures were effective.

b)	Changes in internal controls. Andrea made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 6, 2003, Christopher P. Sauvigne, director and former President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company styled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant stock options to Mr. Sauvigne and (iii) reasonable counsel fees and costs. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Forward-Looking Statements—An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition” and Note 7 to the unaudited condensed consolidated financial statements in this quarterly report for a discussion of the legal proceedings of Andrea.

ITEM 2.	CHANGES IN SECURITIES

On January 31, 2003, Andrea’s shareholders approved the reduction in the par value of Andrea’s common stock from $0.50 per share to $0.01 per share. Except with respect to added dividend flexibility, the decrease in the par value of the common stock should have no effect on Andrea’s shareholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a)

Exhibit 32 – Section 1350 Certification

b) Reports on Form 8-K

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

On June 10, 2003, Andrea filed a Current Report on Form 8-K reporting that it had issued a press release announcing that Richard A. Maue resigned as Chief Financial Officer of the Company, effective June 5, 2003.

On August 11, 2003, Andrea filed a Current Report on Form 8-K reporting that it had issued a press release announcing that Paul E. Donofrio has been appointed President and Chief Executive Officer of the Company, effective August 4, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

	By:	/s/ PAUL E. DONOFRIO
Date: August 14, 2003	Name: Title:	Paul E. Donofrio President and Chief Executive Officer

/s/ PAUL E. DONOFRIO Paul E. Donofrio	President and Chief Executive Officer	August 14, 2003

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial and Chief Accounting Officer	August 14, 2003