Form 10QSB
period 2003-09-30
ANDREA ELECTRONICS CORP
filed 2003-11-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days (check one)  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2003, there are 26,607,713 common shares outstanding.

Transitional Small Business Disclosure format (check one)  Yes  ☐    No  ☒

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,352,532	$3,307,437
Accounts receivable, net of allowance for doubtful accounts of $59,465 and $70,831	465,971	412,849
Notes receivable	709,970	—
Inventories, net	1,505,629	2,222,450
Prepaid expenses and other current assets	173,635	309,705
Assets from discontinued operations	—	1,487,482

Total current assets	5,207,737	7,739,923
PROPERTY AND EQUIPMENT, net	277,439	543,572
INTANGIBLE ASSETS, net	7,720,365	8,208,638
OTHER ASSETS, net	271,318	282,582

Total assets	$13,476,859	$16,774,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$609,196	$1,023,353
Current portion of long-term debt	20,488	21,056
Accrued restructuring charges	360,565	364,577
Deferred revenue	1,666,680	1,666,680
Other current liabilities	1,787,706	2,409,526
Liabilities from discontinued operations	—	122,903

Total current liabilities	4,444,635	5,608,095

LONG-TERM DEBT	1,161	16,572
DEFERRED REVENUE	1,129,954	2,379,964
OTHER LIABILITIES	236,754	249,677

Total liabilities	5,812,504	8,254,308

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 and 66 shares, respectively; liquidation value: $0 and $660,000, respectively	—	645,091

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 730 and 749 shares, respectively; liquidation value: $7,301,876 and $7,491,876, respectively	7,210,257	7,381,508

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and outstanding	—	—
Common stock, $.01 par value and $.50 par value, respectively; authorized: 200,000,000 shares; issued and outstanding: 25,149,166 and 21,127,918 shares, respectively	251,492	10,563,959
Additional paid-in capital	65,033,999	54,074,247
Deferred stock compensation	(5,700)	(23,099)
Accumulated deficit	(64,825,693)	(64,121,299)

Total shareholders’ equity	454,098	493,808

Total liabilities and shareholders’ equity	$13,476,859	$16,774,715

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
REVENUES		(restated )*		(restated )*
Net Product Revenues	$749,888	$662,560	$2,440,802	$2,231,543
License Revenues	416,670	360,353	1,250,010	536,686

Revenues	1,166,558	1,022,913	3,690,812	2,768,229

COST OF REVENUES	653,251	458,326	1,941,979	1,702,545

Gross margin	513,307	564,587	1,748,833	1,065,684

RESEARCH AND DEVELOPMENT EXPENSES	667,207	780,006	2,177,978	2,370,278

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	949,938	1,308,236	2,959,623	4,052,469

Loss from operations	(1,103,838)	(1,523,655)	(3,388,768)	(5,357,063)

OTHER INCOME (EXPENSE)
Interest income (expense), net	508	(30,756)	41,039	(13,538)
Rent and miscellaneous income, net	30,873	14,809	108,511	34,372

Other income (expense)	31,381	(15,947)	149,550	20,834

LOSS FROM CONTINUING OPERATIONS	(1,072,457)	(1,539,602)	(3,239,218)	(5,336,229)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(54,685)	2,534,824	320,698

PROVISION FOR INCOME TAXES	—	(1,806,615)	—	(1,806,615)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE FOR GOODWILL, NET OF $0 TAX	—	—	—	(12,458,872)

Net loss	(1,072,457)	(3,400,902)	(704,394)	(19,281,018)
PREFERRED STOCK DIVIDENDS	113,892	115,328	334,182	357,854

Net loss attributable to common shareholders	$(1,186,349)	$(3,516,230)	$(1,038,576)	$(19,638,872)

PER SHARE INFORMATION

Loss from continuing operations—Basic and Diluted	$(.04)	$(.17)	$(.14)	$(.39)

Income from discontinued operations—Basic and Diluted	—	—	.11	.02

Cumulative effect of a change in accounting principle for goodwill—Basic and Diluted	—	—	—	(.68)

Net loss—Basic and Diluted	(.04)	(.17)	(.03)	(1.05)

Preferred stock dividends—Basic and Diluted	(.01)	(.01)	(.02)	(.02)

Net loss per share attributable to common shareholders—Basic and Diluted	$(.05)	$(.18)	$(.05)	$(1.07)

Shares used in computing net loss per share—Basic and Diluted	24,310,003	19,216,925	22,785,111	18,356,233

See Notes to Condensed Consolidated Financial Statements.

*	Restated to reflect cumulative effect of a change in accounting principle (Note 2) and to reflect discontinued operations relating to the Aircraft Communications Products Division (Note 9).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, January 1, 2003	21,127,918	$10,563,959	$54,074,247	$(23,099)	$(64,121,299)	$493,808

Change in Par Value	—	(10,352,680)	10,352,680	—	—	—
Adjustment for Previously Issued Shares	38,352	384	(384)	—	—	—
Conversions of Series B Redeemable Convertible Preferred Stock	3,256,695	32,567	730,948	—	—	763,515
Conversions of Series C Redeemable Convertible Preferred Stock	726,201	7,262	210,690	—	—	217,952
Amortization of option grant to consultant	—	—	—	17,399	—	17,399
Preferred stock dividends	—	—	(334,182)	—	—	(334,182)
Net loss	—	—	—	—	(704,394)	(704,394)

BALANCE, SEPTEMBER 30, 2003	25,149,166	$251,492	$65,033,999	$(5,700)	$(64,825,693)	$454,098

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,239,218)	$(19,601,716)
Adjustments to reconcile net loss to net cash (used in)/provided by continuing operations:
Cumulative effect of a change in accounting principle	—	12,458,872
Depreciation and amortization	855,096	936,081
Deferred income taxes	—	1,806,615
Non-cash stock compensation expense	17,399	228,177
Provision for bad debt	11,366	105,444
Loss on disposal of fixed assets	47,560	—

Change in:
Accounts receivable	(64,488)	771,621
Inventories, net	716,821	51,815
Prepaid expenses and other current assets	136,070	149,155
Other assets, net	11,264	72,151
Trade accounts payable	(414,157)	(95,592)
Accrued restructuring charges	(4,012)	(111,131)
Deferred revenue	(1,250,010)	3,463,314
Other current and long term liabilities	(803,801)	567,476

Net cash (used in)/provided by continuing operations	(3,980,110)	802,282

Income from discontinued operations	2,534,824	320,698
Gain on sale of discontinued operations	(2,242,573)	—
Change in:
Assets from discontinued operations	(188,192)	298,063
Liabilities from discontinued operations	(6,265)	(10,859)

Net cash provided by discontinued operations	97,794	607,902

Net cash (used in)/provided by operating activities	(3,882,316)	1,410,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of Aircraft Communications Products Division	2,500,000	—
Principle payments received on note receivable from sales of Aircraft Communications Products Division	591,640	—
Purchases of property and equipment	(52,156)	(132,686)
Patents and trademarks	(96,094)	(146,882)

Net cash provided by/(used in) investing activities	2,943,390	(279,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt obligations	(15,979)	(143,376)

Net cash used in financing activities	(15,979)	(143,376)

NET (DECREASE) /INCREASE IN CASH AND CASH EQUIVALENTS	(954,905)	987,240

CASH AND CASH EQUIVALENTS, beginning of period	3,307,437	3,724,130

CASH AND CASH EQUIVALENTS, end of period	$2,352,532	$4,711,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Conversion of Series B Redeemable Convertible Preferred Stock into common stock	$763,515	$1,774,190

Conversion of Series C Redeemable Convertible Preferred Stock into common stock	$217,952	$—

Stock grant to employee and officers	$—	$229,500

Option grant to consultant	$—	$42,200

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTEES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Management’s Liquidity Plans – As of September 30, 2003, Andrea had working capital of $763,102 and cash on hand of $2,352,532. On April 11, 2003, Andrea sold its Aircraft Communications Products segment for approximately $3.8 million. The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. For the three-month period ended March 31, 2003, this business segment generated approximately $1.1 million in revenue, and total operating profit of approximately $292 thousand. Pursuant to the terms of the purchase agreement, Andrea received $2.5 million in cash, and the balance of the purchase price is being paid in equal installments over the eleven month period commencing May 2003 (Note 9).

In addition to the proceeds resulting from the sale of the Aircraft Communications Products segment, Andrea plans to continue to improve its cash flows during 2003 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursuing 1) existing and prospective opportunities to sell its Superbeam Array Microphone generated through its co-marketing efforts with Analog Devices in the personal computing market, 2) existing opportunities in the automotive (in-vehicle computing) market, 3) opportunities in the video and audio conferencing market and 4) opportunities in the call center market. In addition, Andrea engaged an investment banker to explore a variety of strategic alternatives relative to its digital audio technology business. However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of November 11, 2003, Andrea had approximately $2.2 million of cash. Although Andrea has implemented several measures in an effort to reduce its expenses and to help preserve cash and it continues to pursue additional sources of capital, there can be no assurance that Andrea will be successful in its attempts to raise sufficient capital essential to its survival. To the extent Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of funding, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets and will not be able to develop and implement a business plan. Additionally, even if Andrea does raise sufficient operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. Andrea has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Furthermore, if the redemption rights of the Series C Preferred Stock are triggered and Andrea has insufficient funds to satisfy the redemption, Andrea would be required to obtain a waiver from the holders of the Preferred Stock. If no such waiver can be obtained, Andrea’s ability to continue its current operations will be materially adversely affected and it could result in Andrea’s inability to meet its operating obligations. These matters raise substantial doubt about Andrea’s ability to continue as a going concern. As such, the third quarter condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should Andrea be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Management Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Loss Per Share – Andrea follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” In accordance with this statement, basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

Securities that could potentially dilute basic earnings per share (“EPS”), in the future, which were not in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented (as a result of the losses from continuing operations), consist of the following:

Warrants to purchase common stock	75,000
Options to purchase common stock	4,287,000
Redeemable Convertible Preferred Stock	27,957,182

Total potential common shares upon conversion as of September 30, 2003	32,319,182

Stock-Based Compensation – At September 30, 2003, Andrea had two stock-based employee compensation plans. As permitted under SFAS No. 148 , “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if Andrea had applied the fair value recognition provisions of SFAS No. 123 to options granted to employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss attributable to common shareholders as reported:	$(1,186,349)	$(3,516,230)	$(1,038,576)	$(19,638,872)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	15,010	769,937	495,100	2,343,447

Pro forma net loss attributable to common shareholders:	$(1,201,359)	$(4,286,167)	$(1,533,676)	$(21,982,319)

Basic and diluted net loss attributable to common shareholders per share as reported:	$(0.05)	$(0.18)	$(0.05)	$(1.07)

Basic and diluted pro forma net loss attributable to common shareholders per share:	$(0.05)	$(0.22)	$(0.07)	$(1.20)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; for the periods ended September 30, 2003 and 2002:

	For the Nine Months Ended September 30,
	2003	2002
Expected life in years	4	4
Risk-free interest rates	2.67%	4.09%
Volatility	200%	190%
Dividend yield	0%	0%

Cash and Cash Equivalents – Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in the bank in excess of the maximum amount insured by the FDIC at September 30, 2003 and December 31, 2002.

Concentration of Credit Risk – Deferred revenue relates to licensing agreements with one customer at September 30, 2003 (Note 6). Revenues related to the recognition of the deferred revenue as well as other service related revenues to this customer were approximately 44% and 35% of the total revenues for the three months ended September 30, 2003 and 2002, respectively and approximately 40% and 19% of the total revenues for the nine months ended September 30, 2003 and 2002, respectively.

Inventories – Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	September 30, 2003	December 31, 2002
Raw materials	$837,671	$1,281,655
Work-in-process	17,124	79,120
Finished goods	1,246,512	1,385,447

	2,101,307	2,746,222
Less: reserve for obsolescence	(595,678)	(523,772)

	$1,505,629	$2,222,450

Goodwill And Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that an impairment test for goodwill be performed in two steps, (i) determine impairment based upon fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

In accordance with SFAS No. 142, Andrea performed initial transition impairment testing of goodwill during 2002, which resulted in the determination that the carrying amount of the Andrea DSP Microphone and Audio Software business unit exceeded its fair value. The impairment loss resulted primarily from a change in the criteria for the measurement of an impairment loss. Under the previous methodology required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” impairment was measured, if events or changes in circumstances indicated potential impairment, using an undiscounted cash flow methodology. No goodwill impairment would have been recorded on January 1, 2002, under the prior SFAS No. 121 methodology. Under SFAS No. 142, the Company utilized the discounted cash flow methodology, which resulted in an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle and reduced goodwill to zero, shown in the consolidated statement of operations. Andrea restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required by SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.”

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended September 30, 2003 and 2002, amortization expense was $195,144 and $193,562, respectively. For the nine-month periods ended September 30, 2003 and 2002 amortization expense was $584,367 and $578,155, respectively.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. Andrea adopted SFAS No. 145 during the first quarter of 2003. The adoption of this statement did not have a material impact on Andrea’s condensed consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on Andrea’s condensed consolidated financial position or results of operations.

In November 2002, the FASB issued interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002, and did not have a material impact on Andrea’s condensed consolidated financial position or results of operations.

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 is not expected to have a material effect on Andrea’s condensed consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on its condensed consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligation to repurchase the issuer’s equity shares by transferring assets, and 3) obligation to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on Andrea’s condensed consolidated financial position or results of operations.

Note 3. Series B Redeemable Convertible Preferred Stock

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), and a warrant covering 75,000 shares of Andrea’s Common Stock. Each of the 750 shares of Series B Preferred Stock, (all shares have been converted, see below) had a stated value of $10,000 plus dividends of 4% per annum, which sum was convertible into Common Stock at a conversion price equal to the lower of $8.775 (the “Maximum Conversion Price”) or the average of the two lowest trade prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the “Market Price”), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004. Andrea has reserved 75,000 shares of Common Stock for exercise of these warrants.

During 2003, the following shares of the Series B Preferred Stock, together with related accrued dividends, were converted into shares of Common Stock:

Date of Conversion	Number of Series B Preferred Stock Converted	Conversion Price	Number of Common Shares
March 14, 2003	20	$0.225	1,021,857
May 15, 2003	19	$0.205	1,071,770
July 15, 2003	27	$0.270	1,163,068

Total	66		3,256,695

As of September 30, 2003, all of the Series B Preferred Stock have been converted into Common Stock.

Note 4. Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Each of the 750 shares of Series C Preferred Stock has a stated value of $10,000 plus dividends of 5% per annum, which sum is convertible into Common Stock at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date, for the first nine months. The conversion price was reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price, (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date or (iii) the closing bid price on the day of conversion, subject in each case to certain adjustments. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea’s Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events.

During the nine months ended September 30, 2003, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted into shares of Common Stock:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
September 4, 2003	5	$0.30	190,845
September 15, 2003	7	$0.30	267,534
September 24, 2003	7	$0.30	267,822

Total	19		726,201

As of September 30, 2003, all 730.19 of the Series C Preferred Stock are currently convertible into Andrea’s Common Stock at a maximum conversion price of $0.30.

In accordance with EITF Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” in the third quarter of 2001, Andrea recorded a non-cash charge of $7,500,000 to shareholder’s equity. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represented the maximum charge under this standard.

The original value of the transaction costs upon issuance was $175,000. As of September 30, 2003, the Series C Preferred Stock is recorded net of the unaccreted present value of the transaction costs of $91,619. The Series C Preferred Stock is presented outside of shareholders’ equity in the accompanying condensed consolidated balance sheets because of certain redemption features.

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

Subsequent to September 30, 2003, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted into shares of Common Stock:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
October 1, 2003	5	$0.30	191,461
October 8, 2003	7	$0.30	268,269
October 16, 2003	6	$0.30	230,164
October 22, 2003	5	$0.30	191,941
November 4, 2003	15	$0.30	576,712

Total	38		1,458,547

As of November 11, 2003, there are 692.19 shares of the Series C Preferred Stock outstanding. Andrea has currently reserved 58,244,936 shares of Common Stock for issuance upon conversion of the shares of the Series C Preferred Stock.

Note 5. Restructuring Accrual

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. During the three months ended September 30, 2002, Andrea made payments of $9,476, which reduced the restructuring liability. During the nine months ended September 30, 2003 and 2002, Andrea made payments of $4,012 and $111,131 respectively, which reduced the restructuring liability.

Note 6. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as deferred revenue ($1,666,680 of which is classified as current and $1,129,954 is classified as long-term as of September 30, 2003) in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. During the three months ended September 30, 2003 and September 30, 2002, $416,670 and $360,353, respectively, of license revenues were recognized in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2003 and September 30, 2002, $1,250,010 and $536,686, respectively, of license revenues were recognized in the accompanying condensed consolidated statements of operations.

Note 7. Commitments And Contingencies

Leases

Andrea’s corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in January 2009. Rent expense under this operating lease was approximately $153,500 for the three-month periods ended September 30, 2003 and 2002 and $460,000 for the nine month periods ended September 30, 2003 and 2002. As a result of the sale of the discontinued operations, Andrea is subletting approximately 15,000 square feet to Andrea Systems LLC for a twelve month period ending March 31, 2004. $76,731 and $153,462 of rental income was recognized under this agreement for the three month and nine month periods ended September 30, 2003, respectively. As of September 30, 2003, the minimum future lease commitments, under this lease and all other noncancellable operating leases, net of the rental income are as follows:

	Leases	Sublease	Net
October 1, 2003 to December 31, 2003	$190,358	$(76,731)	$113,627
2004	737,802	(76,731)	661,071
2005	651,063	—	651,063
2006	677,106	—	677,106
2007	704,190	—	704,190
Thereafter	521,067	—	521,067

Total	$3,481,586	$(153,462)	$3,328,124

Employment Agreements

The Board of Directors of Andrea is currently in the process of negotiating employment contracts with the officers of the Company. At September 30, 2003, the future minimum cash commitments for 2003 aggregate $221,166 for these same individuals.

In August 2003, Paul E. Donofrio, President and Chief Executive Officer, and the Company entered into a Memorandum of Understanding regarding the terms of Mr. Donofrio’s employment. Pursuant to the Memorandum of Understanding, Mr. Donofrio will receive an initial annual base salary of $175,000, an initial stock grant of 350,000 options and a minimum annual bonus of $50,000. Mr. Donofrio would also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. The term of this agreement can be extended for two additional one year terms and, if so, Mr. Donofrio’s base salary would be $200,000 and $225,000 in years two and three, respectively, with additional grants of stock options each year. The Company is currently in the process of drafting an employment agreement for Paul E. Donofrio, that incorporates all of the terms and conditions of the Memorandum of Understanding.

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, director and former President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant stock options to Mr. Sauvigne and (iii) reasonable counsel fees and costs. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim which seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs.

Additionally, Andrea is involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended September 30, 2003 and 2002:

Segment Data	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2003
Net revenues	$580,912	$585,646	$1,166,558
Loss from operations	(391,811)	(712,027)	(1,103,838)
Depreciation	44,469	51,266	95,735

	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2002
Net revenues	$519,254	$503,659	$1,022,913
Income/(Loss) from operations	25,077	(1,548,732)	(1,523,655)
Depreciation	41,175	43,631	84,806

The following represents selected condensed consolidated financial information for Andrea’s segments for the nine months ended September 30, 2003, and 2002:

Segment Data	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2003
Net revenues	$1,907,151	$1,783,661	$3,690,812
Loss from operations	(674,149)	(2,714,619)	(3,388,768)
Depreciation	110,351	137,349	247,700

	Andrea Anti- Noise Products	Andrea DSP Microphone and Audio Software Products	Total 2002
Net revenues	$1,772,156	$996,073	$2,768,229
Loss from operations	(350,312)	(5,006,751)	(5,357,063)
Depreciation	132,172	153,651	285,823

Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2003 and 2002, and as of each respective period-end, revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2003	September 30, 2002
Revenues:
United States	$1,095,601	$923,860
Europe	53,062	45,926
Other foreign	17,895	53,127

	$1,166,558	$1,022,913

Accounts receivable:
United States	$408,909	$182,122
Europe	1,765	60,871
Other foreign	55,297	61,030

	$465,971	$304,023

For the nine months ended September 30, 2003 and 2002, revenues by geographic area are as follows:

Geographic Data	September 30, 2003	September 30, 2002
Revenues:
United States	$3,387,395	$2,182,282
Europe	123,577	224,820
Other foreign	179,840	361,127

	$3,690,812	$2,768,229

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

The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the three-month periods ended September 30, 2003 and 2002, respectively:

	September 30, 2003	September 30, 2002
Net sales	$—	$347,116
Cost Of Sales	—	213,305

Gross margin	—	133,811
Research And Development Expenses	—	104,766
General, Administrative And Selling Expenses	—	83,730

Operating Loss from Discontinued Operations	—	(54,685)
Gain on Sale of Discontinued Operations	—	—

Loss from Discontinued Operations	$—	$(54,685)

The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the nine-month periods ended September 30, 2003 and 2002, respectively:

	September 30, 2003	September 30, 2002
Net sales	$1,068,976	$2,171,450
Cost Of Sales	569,128	1,281,955

Gross margin	499,848	889,495
Research And Development Expenses	119,871	306,850
General, Administrative And Selling Expenses	87,726	261,947

Operating Income from Discontinued Operations	292,251	320,698
Gain on Sale of Discontinued Operations	2,242,573	—

Income from Discontinued Operations	$2,534,824	$320,698

Sales to the federal government and related subcontractors aggregated $525,068 and $881,583 for the nine months ended September 30, 2003 and 2002, respectively.

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

In May 2003, the Board of Directors granted 35,000 stock options to a newly appointed director. The grant provides for a vesting period of one year, an exercise price of $0.34, which was fair market value at the date of grant, and a term of 10 years.

In August 2003, the Board of Directors granted 350,000 stock options to the President and Chief Executive Officer. The grant provides for a six month vesting period, an exercise price of $0.31, which was fair market value at the date of grant, and a term of 10 years.

In October 2003, the Board of Directors granted 35,000 stock options to a newly appointed director. The grant provides for a vesting period of one year, an exercise price of $0.52, which was fair market value at the date of grant, and a term of 10 years.

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

Examples of the applications and interfaces for which Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise ® Products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devices, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Audio Software Products use “far-field” digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

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

Revenue Recognition – Non license-related revenue is recognized upon shipment. Andrea reports such revenues levels on a net revenues basis, with net revenues being computed by deducting from gross revenues the amount of actual revenues returns and the amount of reserves established for anticipated returns. With respect to license revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and we refer to Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statement” for interpretive guidance. We recognize license-related revenues primarily based on an evaluation of the terms of individual contracts (see Note 6 of our condensed consolidated financial statements, for example) considering, specifically, whether 1) significant obligations remain, 2) evidence of an arrangement exists, 3) the fees are fixed or determinable, and 4) collectibility is reasonably assured. In addition, fee-based services are performed on a time-and material basis or on a fixed-fee basis, under separate service arrangements.

r

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At September 30, 2003 and December 31, 2002, our allowance for doubtful accounts from continuing operations was approximately $59 thousand and $71 thousand, respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories from continuing operations of approximately $1.5 million and $2.2 million at September 30, 2003 and December 31, 2002 are net of reserves of approximately $596 thousand and $524 thousand, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

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

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. During 2002, we recorded a full valuation allowance, representing a charge of $1.8 million, against our deferred tax assets. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the condensed consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2003 (the “2003 Third Quarter”) compared to the three months ended September 30, 2002 (the “2002 Third Quarter”) and for the nine months ended September 30, 2003 (the “2003 First Nine Months”) compared to the nine months ended September 30, 2002 (the “2002 First Nine Months”) are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2003 Third Quarter were approximately $1.2 million versus $1.0 million for the 2002 Third Quarter. Net loss applicable to common shareholders for the 2003 Third Quarter was approximately $1.2 million, or a loss per share of $0.05 on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $3.5 million, or a loss per share of $0.18 on a basic and diluted basis for the 2002 Third Quarter. Our revenues for the 2003 First Nine Months were approximately $3.7 million versus $2.8 million for the 2002 First Nine Months. Net loss applicable to common shareholders for the 2003 First Nine Months was approximately $1.0 million, or a loss per share of $0.05 on a diluted basis, compared to a net loss of approximately $19.6 million, or a loss per share of $1.07 on a diluted basis, for the 2002 First Nine Months. During 2003, we continued to experience cash flow constraints and, in response, on April 11, 2003, we sold our Aircraft Communications Products segment. Although we believe this sale will provide the Company with necessary working capital, the Aircraft Communications Products division generated approximately $1.1 million and $2.2 million in revenue and total operating profit of approximately $292 thousand and $321 thousand, for the nine-month periods ended September 30, 2003 and 2002, respectively. The Aircraft Communication Products division generated approximately $347 thousand in revenue and total operating loss of approximately $55 thousand, for the three-month period ended September 30, 2002. While we continue to explore opportunities to grow sales, we are also examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. Although we intend to continue improving cash flows by reducing overall expenses, we may not be able to easily and quickly implement such initiatives and, if our revenues continue to decline, our net loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other identifiable intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). In addition, at December 31, 2002 we recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle to write off the goodwill associated with the Lamar acquisition. Although the strategic intent of the business has not changed, the realization of the economic benefits from the business has been limited by the overall poor economic conditions affecting the computing and communications industries. As a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus, our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting on the American Stock Exchange or inability to continue operations.

In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We expect to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. On April 11, 2003, we sold our Aircraft Communications Products segment for $3.8 million. In addition, we have engaged an investment banker to explore a variety of strategic alternatives relative to our digital audio technology business. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations (See Note 1). Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange. (See Note 12)

We face the risk that Andrea could be required to redeem the Series C Redeemable Convertible Preferred Stock

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

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; You May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 26,607,713 were outstanding as of November 11, 2003. The number of shares outstanding does not include 6,123,125 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan; nor does it include 58,319,936 shares of common stock reserved for issuance upon conversion of Series C convertible preferred stock and exercise of warrants related to the Series B convertible preferred stock.

Conversions of our Series C Preferred Stock may result in substantial dilution to other holders of our common stock.

As of November 11, 2003, we had 692.19 shares of Series C Preferred Stock outstanding. The Series C Preferred Stock is convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion or 9.99% over the sixty day period prior to the conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings.

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

The following table illustrates, as of any reset date and assuming the conversion price indicated is lower than the then applicable conversion price on that date, the varying amounts of shares of common stock that would be issuable upon conversion of all outstanding 692.19 shares of Series C Preferred Stock at the indicated conversion prices (without regard to any limitations on conversion) and assuming that the 5% dividend amount is paid in cash:

Conversion Price	Number of Shares of Common Stock Issuable Upon Conversion(1)	Percentage of Outstanding Common Stock(2)
$0.15	46,145,840	63%
$0.20	34,609,380	57%
$0.25	27,687,504	51%
$0.30	23,072,920	46%

(1)	The holder of Series C Preferred Stock is prohibited from converting its holdings of the Series C Preferred Stock if after giving effect to such conversion it would beneficially own in excess of 4.99% or, over the sixty day period prior to the conversion, 9.99% of the outstanding shares of our common stock following such conversion. The numbers in this column do not reflect these limitations.

(2)	Based on 26,607,713 shares of common stock outstanding as of November 11, 2003.

The maximum conversion price of the Series C Preferred Stock is permanently set at $0.30 pursuant to the terms of the agreement. The conversion rate at November 11, 2003 of the Series C Preferred Stock was $0.30. If all of the outstanding shares of the Series C Preferred Stock were converted on November 11, 2003, assuming that the 5% dividend amount is paid in cash, we would have issued a total of 23,072,920 shares of common stock (irrespective of the 4.99% and 9.99% limitations). If the market price of our common stock declines below the $0.30 maximum conversion price, the conversion rates would increase, resulting in our issuing a greater number of shares upon conversion of the Series C Preferred Stock.

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

We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three-month period ended September 30, 2003, and 2002, sales to customers outside the United States accounted for approximately 6% and 10%, respectively, of our net sales from continuing operations. For the nine-month period ended September 30, 2003, and 2002, sales to customers outside the United States accounted for approximately 8% and 21%, respectively, of our net sales from continuing operations. International sales and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended September 30, 2003 compared to Quarter ended September 30, 2002 and Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Revenues

Revenues 2003 Third Quarter were $1,166,558, an increase of 14% from revenues of $1,022,913 for the 2002 Third Quarter. Revenues for the 2003 First Nine Months were $3,690,812, an increase of 33% from the 2002 First Nine Months revenues of $2,768,229. The increase in revenues for the 2003 Third Quarter reflects an increase of 16% in revenues of Andrea DSP Microphone and Software Products to $585,646, or 50% of revenues and a 12% increase in revenues of Andrea Anti-Noise Products to $580,912, or 50% of total revenues. The increase in revenues for the 2003 First Nine Months reflects an increase of 79% in revenues of Andrea DSP Microphone and Software Products to $1,783,661, or 48% of revenues, and a 8% increase in revenues of Andrea Anti-Noise Products to $1,907,151, or 52% of total revenues. The increase in revenues of Andrea DSP Microphone and Audio Software Products is primarily due to licensing revenue recognized relating to our agreements with Analog Devices. The increase in revenues of Andrea Anti-Noise Headset Products is primarily due to an increasing number of businesses utilizing distance learning and on-line collaboration software utilizing our noise canceling headset products. The unamortized portion of the Analog license agreements is recorded as deferred revenue ($1,666,680 of which is classified as current and $1,129,954 is classified as long-term as of September 30, 2003). All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002.

Cost of Revenues

Cost of revenues as a percentage of revenues for the 2003 Third Quarter increased to 56% from 45% for the 2002 Third Quarter. Cost of Revenues as a percentage of sales for the 2003 First Nine Months decreased to 53% from 62% for the 2002 First Nine Months. This decrease for the 2003 First Nine Months primarily reflects the impact of the significant changes in the composition of our revenues as described under “Revenues” above, in particular, the significant increase in high-margin license revenues associated with our agreements with Analog Devices.

Research and Development

Research and development expenses for the 2003 Third Quarter decreased 14% to $667,207 from $780,006 for the 2002 Third Quarter. Research and development expenses for the 2003 First Nine Months were $2,177,978, a decrease of 8% from the 2002 First Nine Months research and development expenses of $2,370,278. The substantial amount of research and development is primarily a reflection of our efforts to develop and commercialize DSP microphone and audio technologies. For the first nine months ended September 30, 2003, the Andrea DSP Microphone and Audio Software Technology efforts were $1,936,826, or 89% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $241,152, or 11% of total research and development expenses. With respect to DSP Microphone and Audio Software Technologies, research efforts are primarily focused on the pursuit of commercializing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology (“DSDA”), and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to reduce where possible the relatively high levels of such expenses during fiscal 2003 and the early part of 2004.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 27% to $949,938 for the 2003 Third Quarter from $1,308,236 for the 2002 Third Quarter. General, administrative and selling expenses for the 2003 First Nine Months were $2,959,623 a decrease of 27% from the 2002 First Nine Months general, administrative and selling expenses of $4,052,469. These decreases are primarily due to our cost reduction efforts primarily related to employee compensation and other general corporate overhead. As part of our overall effort to conserve cash, we intend to reduce where possible the relatively high levels of such expenses during the remaining fiscal 2003 and the early part of 2004.

Other Income / Expense

Other income for the 2003 Third Quarter was $31,381 compared to other expense of $15,947 for the 2002 Third Quarter. Other income for the 2003 First Nine Months was $149,550 compared to other income of $20,834 for the 2002 First Nine Months. These increases in other income are primarily the result of rental income received as a result of the transition agreement involved with the discontinued operations partially offset by a $47 thousand loss recognized on the disposal of fixed assets.

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

Discontinued Operations

We sold our Aircraft Communications Products division on April 11, 2003. The purchase price was comprised of $2.5 million in cash, and approximately $1.3 million in notes payable in equal installments over the succeeding 11-month period. The gain on the sale, recorded in the second quarter of 2003, was approximately $2.24 million. The results of the Aircraft Communication Products division for both the 2003 First Nine Months and 2002 First Nine Months have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Operating income from discontinued operations was approximately $292 thousand and $321 thousand, respectively, for the 2003 First Nine Months and 2002 First Nine Months, respectively. Aircraft Communications Products revenues, included within the discontinued operations line item, during 2003 First Nine Months and 2002 First Nine Months were $1.1 million and $2.2 million, respectively.

Net Loss

Net loss for 2003 Third Quarter was $1,072,457 compared to a net loss of $3,400,902 for the 2002 Third Quarter. Net loss for the 2003 First Nine Months was $704,394, compared to a net loss of $19,281,018 for the 2003 First Nine Months. The net loss for 2003 Third Quarter and 2003 First Nine Months principally reflects the factors described above. The net loss for 2002 Third Quarter included a non-cash charge to provision for income taxes of approximately $1.8 million relating to a potential non-realization of the associated deferred tax asset. In addition to the $1.8 million non-cash charge to provision for income taxes, the net loss for 2002 First Nine Months included an impairment charge of approximately $12.5 million relating to the determination that the carrying value of the Andrea DSP Microphone and Audio Software business unit exceeded its fair market value.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions and potential industry partners. At September 30, 2003, we had cash and cash equivalents of $2,352,532 compared with $3,307,437 at December 31, 2002. The balance of cash and cash equivalents at September 30, 2003 is primarily a result of the sale of our Aircraft Communication Products division, together with gross cash flows from operations.

Working capital at September 30, 2003, was $763,102 compared to $2,131,828 at December 31, 2002. The decrease in working capital reflects a decrease in total current assets of $2,532,186 and a decrease in total current liabilities of $1,163,460. The decrease in total current assets reflects decreases in cash and cash equivalents of $954,905, an increase in accounts receivable of $53,122, an increase in note receivables of $709,970, a decrease in inventory of $716,821 , a decrease in assets from discontinued operations of $1,487,482, a decrease in prepaid expenses and other current assets of $136,070. The decrease in total current liabilities reflects a decrease in trade accounts payable of $414,157, a decrease in current portion of long-term debt of $568, a decrease of $4,012 in accrued restructuring charges, a decrease of $621,820 in other current liabilities, and a decrease of $122,903 in liabilities from discontinued operations.

The decrease in cash at September 30, 2003 of $954,905 reflects $97,794 of net cash provided by discontinued operating activities, $3,980,110 of net cash used in continuing operating activities, $2,943,390 of net cash provided by investing activities and $15,979 of net cash used in financing activities.

The cash used in operating activities of $3,980,110, excluding non-cash charges, is primarily attributable to the $3,239,218 net loss from continuing operations for 2003 First Nine Months, a $64,488 increase in accounts receivable, a $716,821 decrease in inventory, a $136,070 decrease in prepaid expenses and other current assets, a $11,264 decrease in other assets, a $414,157 decrease in accounts payable, a $803,801 decrease in other current and long-term liabilities, a $4,012 decrease in accrued restructuring charges and a $1,250,010 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during the 2003 First Nine Months as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash provided by discontinued operating activities at September 30, 2003 of $97,794 is a result of net income from discontinued operations of $2,534,824, the gain on the sale of discontinued operations of $2,242,573, the increase in assets from discontinued operations of $188,192 and the decrease in liabilities from discontinued operations of $6,265.

The cash provided by investing activities at September 30, 2003 of $2,943,390 reflects the proceeds from the sale of the Aircraft Communications Products Division of $2,500,000 and principal payments received on the note receivable related to the sale of the Aircraft Communications Products Division of $591,640 partially offset by an increase in property and equipment of $52,156 and an increase in patents and trademarks of $96,094. The increase in property and equipment primarily relates to capital expenditures related to manufacturing dies for our Andrea Anti Noise Headset business line and our Andrea DSP Microphone and Audio Software business line. The increase in patents and trademarks reflects capital expenditures associated with intellectual property related to our Andrea DSP Microphone and Audio Software business line.

The net cash used in financing activities of $15,979 reflects payments made related to the debt we assumed in connection with the acquisition of Lamar.

We believe that it will be necessary to raise additional working capital to support operations. In recent years, we have sustained significant operating losses and we have been unable to generate sufficient cash flow from operations to meet our operating needs. Consequently, from time to time during the past several years, we raised capital from external sources. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. During 2002, we continued to explore different sources of external funding in amounts necessary to continue our operations, while pursuing opportunities in our Andrea DSP Microphone and Audio Software Products segment and our Andrea Anti-Noise Products segment. As a result of our efforts, on April 11, 2003, we sold our Aircraft Communications Products division for approximately $3.8 million. Pursuant to the terms of the purchase agreement, we received $2.5 million in cash with the balance of the purchase price payable in equal installments over the succeeding eleven-month period. In addition to the proceeds resulting from the sale of the Aircraft Communications Products segment, we plan to continue to improve our cash flows during 2003, and the early part of 2004, by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursue 1) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 2) existing opportunities in the automotive (in-vehicle computing) market, 3) opportunities in the video and audio conferencing market and 4) opportunities in the call center market. In addition, we have engaged an investment banker to explore a variety of strategic alternatives relative to our digital audio technology business. However, there can be no assurance that we will be able to successfully execute the aforementioned plans.

As of November 11, 2003, we had approximately $2.2 million of cash. During the year ended 2002, we utilized $4.6 million in cash, excluding the $5 million in cash generated from the license agreements with Analog Devices. We expect our cash utilization to continue to decrease as a result of the reductions of certain administrative, overhead and research and development expenses that have started in the second quarter of 2003, partially offset by the elimination of positive net cash flows from the Aircraft Communications Products division. Although we have implemented several measures in an effort to reduce our expenses to help preserve cash and we continue to pursue additional sources of capital, there can be no assurance that we will be successful in our attempts to raise sufficient capital essential to our survival. To the extent that we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to significantly reduce our operating expenses and/or operations or we may have to relinquish our products, technologies or markets and will not be able to develop and implement a business plan. Additionally, even if we do raise sufficient operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. We have no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio. Furthermore, if the redemption rights of the Series C Preferred Stock are triggered and we have insufficient funds to satisfy the redemption, we would be required to obtain a waiver from the holders of the Preferred Stock. If no such waiver can be obtained, our ability to continue our current operations will be materially adversely affected and it could result in our inability to meet its operating obligations. These matters raise substantial doubt about our ability to continue as a going concern. As such, the third quarter condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 3.	CONTROLS AND PROCEDURES

Andrea’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Andrea’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that it files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Andrea’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in Andrea’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 6, 2003, Christopher P. Sauvigne, director and former President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company styled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant stock options to Mr. Sauvigne and (iii) reasonable counsel fees and costs. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs.

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

a) Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 – Section 1350 Certifications

b) Reports on Form 8-K

On August 11, 2003, Andrea filed a Current Report on Form 8-K reporting that it had issued a press release announcing that Paul E. Donofrio has been appointed President and Chief Executive Officer of the Company, effective August 4, 2003.

On August 15, 2003, Andrea filed a Current Report of Form 8-K reporting that it had issued a press release announcing that it had received notice from the American Stock Exchange informing Andrea that the American Stock Exchange had accepted Andrea’s plan of compliance and granted an extension of time to November 23, 2004 to regain compliance with the continued listing standards of the American Stock Exchange.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

	By:	/s/ Paul E. Donofrio

Date: November 13,2003		Name: Paul E. Donofrio Title: President and Chief Executive Officer

/s/ Paul E. Donofrio Paul E. Donofrio	President and Chief Executive Officer	November 13, 2003

/s/ Corisa L. Guiffre Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	November 13, 2003