Form 10KSB
period 2003-12-31
ANDREA ELECTRONICS CORP
filed 2004-03-30
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION

(Name of small business issuer in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

45 Melville Park Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

631-719-1800

Issuer’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock, par value $.01 per share

Name of each exchange on which registered

American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2003 were $5,119,424.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,864,051, based upon the closing price of $0.26 as quoted on the American Stock Exchange on March 26, 2004.

The number of shares outstanding of the registrant’s Common Stock as of March 26, 2004, was 46,003,604.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Items 9, 10, 11 and 14 is incorporated by reference to the registrant’s proxy statement in connection with the annual meeting of shareholders to be held on or about June 8, 2004, which will be filed by the registrant within 120 days after the close of its fiscal year.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

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

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software business – Our patented and patent-pending digital noise canceling technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as “far-field” microphone use). Our Digital Super Directional Array (“DSDA”) and Direction Finding and Tracking Array (“DFTA”) microphone products convert sound received by an array of microphones into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and DFTA, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea PureAudio, a leading technology for canceling unwanted stationary noises, and Andrea EchoStop, a high-quality acoustic echo canceller.

All of our digital, far-field microphone technologies are software-based and operate using either a dedicated DSP or a general purpose processor (for example, the Pentium) and the software, which may encompass one or all of our far-field noise canceling technologies, can be applied to improve the performance of a single microphone or multiple microphones. In addition, our digital, far-field, noise canceling technologies can be tailored and implemented into various form factors, for example, into the monitor of a PC, a personal digital assistant, a rear view mirror or, and can be used individually or combined depending on particular customer requirements.

We are currently targeting our far-field technologies primarily at 1) the desktop computing market (primarily through our relationship with Analog Devices, Inc. (“Analog Devices”), 2) the video and audio conferencing market and 3) the market for personal computers designed for use in automobiles, trucks and buses to control satellite-based navigation systems and other devices within vehicles. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our Active Noise Reduction technology) comprise our Andrea DSP Microphone and Audio Software line of business. Sales of such technologies and products during the years ended December 31, 2003 and 2002 approximated 46% and 42%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product business – Our headset microphone products help to ensure clear speech in personal computer and telephone headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone products use electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard noise canceling headset products, these products comprise our Andrea Anti-Noise Headset Product segment.

During the years ended December 31, 2003 and 2002, our Andrea Anti-Noise Headset Product segment approximated 54% and 58%, respectively, of our total net revenues.

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

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art microphone and communication products. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies to be used for these “natural language, human/machine” interfaces with:

•	desktop, laptop and hand-held computers and mobile personal computing devices;

•	video and audio conferencing systems; and

•	automotive communication systems.

We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located several feet from the person speaking, or far-field microphone technology. Applications in this area include:

•	continuous speech dictation to personal computers;

•	multiparty video teleconferencing and software that allows participants to see and jointly edit documents, spreadsheets and other information; and

•	speech-enabled interfaces for automobiles, home and office automation.

We believe that an increasing number of these devices will be introduced during the next several years.

Our Strategy

Our strategy is to:

•	maintain and extend our market position with our Andrea DSP Microphone and Audio Software technologies and products and our higher margin Andrea Anti-Noise products;

•	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products and Andrea Anti-Noise products;

•	broaden our Andrea DSP Microphone and Audio Software product lines and Andrea Anti-Noise product lines through a more modest but still a healthy level of internal research and development;

•	design our products to satisfy specific end-user requirements identified by our collaborative partners; and

•	outsource manufacturing of our products in order to achieve economies of scale.

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

The success of our strategy will depend on our ability to, among other things:

•	increase sales of Andrea DSP Microphone and Audio Software products and our line of existing Andrea Anti-Noise products;

•	continue to contain costs;

•	introduce additional Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products;

•	maintain the competitiveness of our technologies through focused and targeted research and development; and

•	achieve widespread adoption of our products and technologies.

We cannot assure that we will be able to accomplish these strategies or objectives, or that we will be able to maintain all of our product lines or technologies in the event we determine that the sale of such product lines or technologies is necessary to maintain our operations due to cash flow constraints. During 2000, in addition to significant price pressure we experienced significant declines in unit sales to our computer-manufacturing customers relative to our Andrea Anti-Noise products. This trend continued through 2001, primarily as a result of a continued decrease in orders received from our largest customer, IBM, and from other similar customers. We embarked upon a restructuring effort designed to focus on non-commoditized, more profitable communication products and technologies specifically in response to the increasingly competitive nature of the PC headset market which contributed significantly to this decline during 2001, coupled with Andrea’s ongoing strategic efforts to focus on being primarily a leading supplier of high-end, digital-based, far-field microphone technologies. Consequently, during the fourth quarter of 2001, we exited from an increasingly unprofitable PC headset channel within Andrea’s Anti-Noise Headset product segment. This channel included our largest customer, IBM. In addition to the foregoing, and in response to continued cash flow constraints that we experienced throughout 2002 and the early part of 2003, on April 11, 2003, we sold our Aircraft Communications Products division for approximately $3.8 million.

Our Technologies

We design our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise products to transmit voice signals with the high level of quality, intelligibility and reliability required by the broad range of emerging voice-based applications in computing and telecommunications. We achieve this through the use of several audio technologies that employ software processes that are proprietary to us. Software processes of this type are commonly referred to as algorithms.

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

Our Andrea DSP Microphone and Audio Software Products include the use of the following technologies, among other technologies and techniques:

Digital Super Directional Array (DSDA®). Our patented DSDA microphone technology enables high quality far-field communications by centering microphone sensitivity on a user’s voice and canceling noise outside of that signal. DSDA continuously samples the ever changing acoustic properties within an environment and adaptively identifies interfering noises that are extraneous to the voice signal, resulting in increased intelligibility of communications.

Direction Finding and Tracking Array (DFTA®). Our patented DFTA technology utilizes an array of microphones, unique software algorithms and digital signal processing to detect the presence of a user’s voice. DFTA determines the direction of the voice which then tracks the speaker when he or she moves.

PureAudio®. Our patented PureAudio is a noise canceling algorithm that enhances applications that are controlled by speech by sampling the ambient noise in an environment and attenuating the noise from sources near or around the desired speech signals, thus delivering a clear audio signal. Designed specifically to improve the signal-to-noise ratio, PureAudio is effective in canceling stationary noises such as computer and ventilation fans, tires and engines.

SuperBeam™. SuperBeam is a highly accurate digital algorithm that forms an acoustic beam that extends from the microphone to the speech source in an environment. We believe SuperBeam provides a fixed noise reduction microphone solution for the typical acoustic environment found in room environments in which speech is used, such as in offices and homes. The microphone beam is generated by processing multiple microphone samples through pre-established digital filters and adding the outputs. The result is an optimum speech enhancement and noise reduction solution to a predefined setting. Because the beam is able to adapt to changes in the acoustic environment, this technology is sometimes called adaptive beamforming.

EchoStop®. Our patented EchoStop is an advanced acoustic echo canceller (stereo version available) developed for use with conferencing systems such as group audio and videoconferencing systems and cellular car phone kits. EchoStop allows true two-way communication (often referred to as full duplex) over a conferencing system, even when the system is used in large spatial environments that may be vulnerable to extensive reverberation. EchoStop incorporates noise reduction algorithms to reduce the background noise of both the microphone input and the loudspeaker output, thus preventing the accumulation of interfering noise over conferencing systems that facilitate communication among multiple sites.

Andrea Anti-Noise Technologies

Noise Cancellation (“NC”) Microphone Technology. This technology is based on the use of pressure gradient microphones to reduce the transmission of noise from the speaker’s location. Instead of using electronic circuitry to reduce noise, pressure gradient microphones rely on their mechanical and acoustic design to do so. Our NC microphones are well-suited for applications in which there is less background noise in the speaker’s environment.

Active Noise Cancellation (“ANC”) Microphone Technology. This technology is based on analog signal processing circuits that electronically cancel the transmission of noise from the speaker’s location. ANC is particularly well-suited for those environments in which the speaker is surrounded by high levels of ambient background noise.

Our ANC and NC microphones are most effectively used in “near-field” applications where the microphone is next to the speaker’s mouth such as a headset environment.

Active Noise Reduction (“ANR”) Earphone Technology. This technology is based on analog signal processing circuits that electronically reduce the amount of noise in the environment that the listener would otherwise hear in the earphone. Our ANR earphones improve the quality of speech and audio heard by a listener in extremely noisy environments, particularly those characterized by low frequency sounds, such as those in aircraft, machine rooms, factories, automobiles, trucks and other ground transportation equipment.

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP, NC, ANC and ANR microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products for the following applications:

•	Speech recognition for word processing, database, and similar applications;

•	Distance Learning (education through the use of Internet-base lessons and training information);

•	Audio/videoconferencing;

•	Internet telephony and Voice Chat;

•	Professional audio systems;

•	Voice-activated interactive games;

•	Cellular and other wireless telecommunications;

•	Telematics, or in-vehicle computing (the use of computer-controlled systems in automobiles and trucks); and

•	Hands-free car phone kits.

We market and sell our products directly to end users through computer product distributors, through value-added resellers, to original equipment manufacturers and to software publishers. For more information about these collaborative arrangements, please refer to the information under the caption “Our Collaborative Arrangements”.

Andrea DSP Microphone and Audio Software Products

We develop our Andrea DSP Microphone and Audio Software Products primarily through customer-specific integration efforts, and we either license our related algorithms, sell a product incorporating our related algorithms, or both. For example, we have developed technologies that can be, or are, embedded into a PC, PC monitors, high-end videoconferencing units, intercom systems, IP telephony applications, automotive interiors and hand-held devices, among others. In addition, we have developed stand-alone products for specific customers who then sell such products to end users. As a result, such products are not available from us directly. However, as part of our strategy to increase sales to prospective customers desiring high-quality microphone performance for certain customer-specific environments, we have developed the following products that may be purchased directly from Andrea:

Andrea Superbeam Array Microphone. The Superbeam Array Microphone is a two-microphone device that attaches to the top of any laptop or PC equipped with Analog Devices’ SoundMax® Cadenza™ Digital Audio System. The SoundMax Cadenza software is integrated with Andrea Electronics’ PureAudio and DSDA noise-cancellation software, thereby removing the high costs associated with required memory and processing power from previous, DSP-based microphone devices (now powered by Intel’s host processor).

Andrea USB Stereo Full Duplex Adapter (“USBD2A”). The USBD2A was designed for users who desire to utilize Andrea Electronics’ award winning Superbeam Array Microphone, and who operate PCs which do not have integrated stereo microphone input capability. In addition to providing users with high quality voice input to enable, headset-free, speech-based PC applications such as VoIP, voice command and control, and online-gaming, the USBD2A also provides high fidelity, amplified stereo output for multimedia audio playback.

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

NC Products. Our NC products are sold through our internal contact center, as well as to original equipment manufacturers for incorporation into, or for use with their products. With some of our headsets, customers have the unique ability to mix and match microphone boom and headband components to meet their specific application and user comfort preferences. The speaker-housing unit in these models can be used for digital, CD-quality sound. By removing the speaker-housing unit, we can offer this headset for simple speech applications at a lower price.

ANC Products. All of our ANC products are sold through our internal contact center. Two of our higher end ANC headset products incorporate a speaker housing design that optimizes the acoustic performance of the earphone’s digital sound capabilities with tenor and base attributes that are set, or pre-equalized, at the time of manufacture.

Call Center Products. Last year, we introduced two new headsets, as well as an amplifier box, each specifically designed for the call center marketplace. Our CS-900 and CS-950 call center headsets have, what we believe to be, the most requested headset product features and are offered for sale at price points of up to 50% less than competitors’ substantially equivalent products. Our CS-910 amplifier box allows headset connectivity to most single or multi-line telephones and includes Andrea’s Advanced Automatic Gain Control (“AGC”) to maintain constant receive and sound levels, among other more standard features. Notwithstanding the above, due to the highly competitive nature of this particular market segment, Andrea’s call center products have had limited market success thus far.

We have developed and manufactured a line of accessories for our Andrea Anti-Noise Products:

Andrea Personal Computer Telephone Interface (“PCTI”). The PCTI is a comprehensive desktop device that integrates computer applications controlled by speech and traditional telephony applications by connecting headset users to the telephone, to the computer, or to both simultaneously. Users can alternately or simultaneously conduct telephone conversations and use speech recognition to enter data or dictate into the PC, without having to pause or toggle between connectivity devices.

Andrea APS-100 Auxiliary Power Supply. The APS-100 is used when the computer microphone input on a user’s computer has either no power or insufficient power for correct microphone operation.

Andrea MC-100 Multimedia Audio Controller. The Andrea MC-100 Multimedia Audio Controller connects a PC headset or handset with a PC multimedia speaker system thereby allowing a user to conveniently switch between the headset/handset and the speaker system.

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. For example, last year we entered into such arrangements and/or relationships with Analog Devices, General Motors Corporation and Marconi Communications, Inc. We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

Clever Devices Procurement Agreement. In March 2001, we entered into a procurement agreement with Clever Devices to be the microphone supplier for its SpeakEasy II™ mass transit bus communication system. The integrated communication system utilizes Andrea Electronics’ high performance digital microphone system to enable the clear voice communications in high noise, mass transit environments. Andrea Electronics’ digital microphone array, which incorporates its DSDA and PureAudio algorithms, reduces mass transit noises such as tire, engine and wind noise, as well as interfering passenger voices. As part of the agreement, Andrea provided Clever Devices with a proprietary digital signal processor reference design and a patented microacoustic mechanical design to be integrated with the SpeakEasy™ II communication system. Under our procurement agreement with Clever Devices, Clever Devices is not obligated to procure any minimum quantity of product from us. During 2003 and 2002, sales of this communication system and related products of $60,519 and $224,309, respectively.

Analog Devices License Agreements. In December 2001 and March 2002, we entered into two license agreements with Analog Devices to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea Electronics’ high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. In accordance with our agreements, Analog Devices paid us a total of $5 million in license fees during calendar 2002. During 2003 and 2002, license revenue recognized under these license agreements were $1,666,680 and $953,356, respectively, and at December 31, 2003 and 2002, we have approximately $2.4 and $4.0 million, respectively in total deferred revenue related to these agreements. Sales related to the recognition of the deferred revenue as well as other service related revenues to Analog Devices were approximately 38% and 26% of the totals sales for the year ended December 31, 2003 and 2002, respectively.

VCON Telecomunications, Ltd. License Agreement. In July 2002, we entered into a license agreement that permits VCON to integrate a number of Andrea’s proprietary software technologies into the VCON Conference Bridge (“VCB”) software module which is part of VCON’s award-winning Media Xchange Manager™. The Media Xchange Manager was the first product to deliver IP video telephony features such as call forward, transfer and pickup as well as centralized management and monitoring capabilities to enable large-scale videoconferencing deployment. The VCB software module allows Media Xchange Manager participants to dial into the conference session or allows the user to invite others to join the conference making a two-way call a multipoint videoconference. The addition of Andrea’s technologies, including its patented PureAudio software algorithm, permits the VCB to manage and filter voice signals from multiple sources, enhancing intelligibility of the audio portion of the conference. Andrea has also introduced a new technology to the VCB, enabling the system to automatically select the speaker whose video picture is presented on the participants’ screens. The Andrea software monitors the activity of the speakers that are taking part in the conference call and selects the “dominant” speaker at any given time to be presented to the other participants. During 2002 and 2003, because this product is in the early stages of commercialization, we did not record any license revenues related to this agreement.

Marconi Communications, Inc. License Agreement. In December 2002, we entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented DSDA and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system, together with the proprietary audio technologies, allows users to carry on a discussion at normal conversational levels, even in a noisy room. Background noise is cancelled out, as is all the sound coming from the speakers, to create an environment that breeds natural conversations. During 2002, because this product was in the early stages of commercialization, we did not record any license revenues related to this agreement. During later half of 2003, we recorded $6,080 of licensing revenue related to this agreement.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2012 to 2020. We also have other patent applications currently pending; however, we cannot assure that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. Since 2000, substantially all of our research and development has been in support of developing Andrea DSP Microphone and Audio Software Products and Technologies. For the years ended December 31, 2003 and 2002, total research and development expenses were $2,763,966 and $3,239,627, respectively. During 2004, we expect research and development expenses to decline when compared to 2003. We expect this will occur as a result of our overall plan to improve cash flows by pursuing aggressive cost reduction initiatives. In addition, most of Andrea’s core technology is already embedded in its products so, therefore, heightened emphasis will be placed on sales and marketing activity and less emphasis on research and development. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Sales and Marketing

We employ a sales staff as well as, from time to time, outside sales representative organizations to market our Andrea DSP Microphone and Audio Software Products and our Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are marketed to computer OEMs, distributors of personal computers and telecommunications equipment, software publishers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers and Internet Content Developers. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Products. We are seeking to enter into additional collaborative arrangements for marketing and selling our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products is critical to our success.

Production Operations

We conduct low volume assembly operations of our Andrea DSP Microphone and Audio Software Products at our Israeli facility. As sales of any particular product increase, assembly operations are transferred to a subcontractor in Asia. Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

Competition

The markets for our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of our current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than us. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than we can. We cannot assure that one or more of these competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We believe that our ability to compete successfully will depend upon our ability to develop and maintain advanced technology, develop proprietary products, attract and retain qualified personnel, obtain patent or other proprietary protection for our products and technologies and manufacture, assemble and market products, either alone or through third parties, in a profitable manner.

Employees

At December 31, 2003, we had 30 employees, of whom 3 were engaged in production and related operations, 12 were engaged in research and development, and 15 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTIES

Andrea’s corporate headquarters, which is located in Melville, New York, has approximately 40,000 square feet of leased space which houses our production operations, research and development activities, sales, administration and executive offices. We also lease facilities in Utah and Israel, which are predominately utilized for research and development. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 6 and 15 to our Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

ITEM 3. LEGAL PROCEEDINGS

On August 6, 2003, Christopher P. Sauvigne, former director, President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its claims pending final outcome of the action. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit.

On November 7, 2003, Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against Radha Soami Society Beas-America, current owner of the Company’s former building in Long Island City, seeking release of funds held in a post Closing Escrow and Indemnification Agreement of approximately $200,000 related to the sale of such premises. The defendant has filed opposing documents against the escrowed amount. The two parties are attempting to settle the suit outside of court.

Additionally, Andrea is involved in routine litigation incidental through the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2003, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals Douglas J. Andrea (22,199,856 shares for, 674,571 shares withheld);

John R. Croteau (22,255,326 shares for, 619,101 shares withheld); Paul E. Donofrio (22,243,726 shares for, 630,701 shares withheld); Gary A. Jones (22,089,630 shares for, 784,797 shares withheld); Scott Koondel (22,106,576 shares for, 767,851 shares withheld); Louis Libin (22,139,826 shares for, 734,601 shares withheld); Joseph J. Migliozzi (22,448,126 shares for, 426,301 shares withheld); Jonathan D. Spaet (22,128,626 shares for, 745,801 shares withheld). In addition, the shareholders ratified the selection of Marcum & Kliegman LLP as the Company’s independent accountants for the year ending December 31, 2003 (22,512,128 shares for, 141,887 shares against, and 220,412 shares abstained).

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Andrea’s common stock is listed on the American Stock Exchange under the symbol “AND”. The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the American Stock Exchange for the past eight quarters of 2002 and 2003. On March 26, 2004, there were approximately 517 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2002	$1.60	$0.51
June 30, 2002	$1.25	$0.55
September 30, 2002	$0.80	$0.30
December 31, 2002	$0.65	$0.23
March 31, 2003	$0.35	$0.19
June 30, 2003	$0.39	$0.18
September 30, 2003	$0.90	$0.24
December 31, 2003	$0.77	$0.40
January 1, 2004 – March 26, 2004	$0.70	$0.25

No cash dividends were paid on Andrea’s Common Stock in 2003 or 2002.

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

During the fiscal year ending December 31, 2003, the Company issued shares of unregistered common stock as a result of the conversion of the outstanding shares of Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. Such common stock was issued to HFTP Investment LLC pursuant to the exemption to registration set forth under Section 3(a)(9) of the Securities Act of 1933, as amended. See Notes 8 and 9 to the Company’s financial statements included under Item 7 of this Annual Report on Form 10-KSB for a list of the dates of the exercises and the respective exercise prices.

As disclosed in Form 8-K Report for February 23, 2004, Andrea sold an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Convertible Preferred Stock (the “Series D Preferred Stock”), which is convertible into 5,000,000 shares of common stock and common stock warrants exercisable for an aggregate of 2,500,000 shares of common stock. The purchase price of these securities was $1,250,000. The warrants are exercisable at any time after August 23, 2004, and before February 23, 2009 at an exercise price of $0.38 per share. This sale was effected in reliance upon the non-public offering exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 thereunder.

This sale was effected pursuant to a Securities Purchase Agreement on February 20, 2004, which contemplates an additional sale of an equivalent number of shares of Series D Preferred Stock and warrants for an additional $1,250,000, subject to approval of Andrea’s stockholders and the effectiveness of a registration statement under the Securities Act of 1933 to be filed by Andrea pursuant to a registration rights agreement entered into with the purchasers pursuant to the Securities Purchase Agreement. The exercise price of such additional warrants would be the closing price of Andrea’s common stock on the trading day prior to the issuance of such warrants.

Additional information, including the detailed terms of the Series D Preferred Stock and the related warrants are included in the above referenced Form 8-K and its exhibits.

Knightsbridge Capital served as the financial adviser to Andrea in connection with the execution of the Securities Purchase Agreement and certain transaction relating to Andrea’s Series C Convertible Preferred Stock. Andrea agreed to pay Knightsbridge Capital for its services in connection with those other transactions and the February 23, 2004 sale of Series D Preferred Stock and warrants pursuant to the Securities Purchase Agreement $300,000 in cash and to issue warrants exercisable to purchase 377, 094 shares of common stock. Those warrants are exercisable after six months and before February 23, 2009 at an exercise price of $0.38 per shares.

In connection with the execution of the Exchange and Termination Agreement disclosed in the Report on Form 8-K filed on February 17, 2004, and discussed in Note 18 to the Company’s financial statements included under Item 7 of this Annual Report on Form 10-KSB, the Company issued 1.8 million shares of common stock to HFTP Investment LLC in exchange for the outstanding shares of Series C Convertible Preferred Stock and the warrant issued in connection with the Series B Preferred Stock held by HFTP Investment LLC. The number of shares of common stock issued in the exchange equaled the amount of shares issuable under the Series C Convertible Preferred Stock held by HFTP Investment LLC. Such common stock was issued to pursuant to the exemption to registration set forth under Section 3(a)(9) of the Securities Act of 1933, as amended.

In connection with the execution of the Acknowledgment and Waiver Agreement disclosed in the Report on Form 8-K filed on February 17, 2004, and discussed in Note 18 to the Company’s financial statements included under Item 7 of this Annual Report on Form 10-KSB, the Company sold 100 shares of common stock to L’il Cobble Corp. for $25 in the aggregate. Such common stock was issued pursuant to the exemption to registration set forth under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our mission is to provide the emerging “voice interface” markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

Examples of the applications and interfaces for which Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devises, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Audio Software Products use “far-field” digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

We outsource in Asia high volume assembly of most of our Andrea Anti-Noise Products from purchased components, and we are assembling low volume Andrea DSP Microphone and Audio Software Products from purchased components primarily at our Israeli facility. As sales of any particular Andrea DSP Microphone and Audio Software Product increases, assembly operations are transferred to a subcontractor in Asia.

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

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (for example, see Note 11 of our consolidated financial statements). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At December 31, 2003 and 2002, our allowance for doubtful accounts were $56,697 and $70,831 respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of approximately $1.3 million and $2.2 million at December 31, 2003 and 2002 are net of reserves of approximately $0.7 million and $0.5 million, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

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

Andrea accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. In order to test for recoverability, Andrea compared the sum of an undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Since the results of this test indicated that there was an impairment, Andrea utilized the fair value method to measure the amount of the impairment. The difference between the fair value and the carrying value resulted in an impairment charge of $2,444,161. Andrea will continue to amortize the net book value of its core technology of $4,414,211 over the remaining life of the asset. Additionally, during 2003 Andrea committed to a plan to abandon certain trademarks and patents before the end of its previously estimated useful life. Andrea recorded an impairment charge of $289,069 to its trademarks and patents.

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

The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables and inventories is directly reflected in our segments’ loss from operations. Although any charges related to our deferred tax assets are not reflected in our segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly affected by the actual and expected results of each segment.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 and other items set forth in this Report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

•	the volume of sales of our products under our collaborative marketing arrangements;

•	the cost of development of our products;

•	the mix of products we sell;

•	the mix of distribution channels we use;

•	the timing of our new product releases and those of our competitors;

•	fluctuations in the computer and communications hardware and software marketplace;

•	general economic conditions.

We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the year ended December 31, 2003 were approximately $5.1 million versus $3.9 million in the year ended December 31, 2002. Net loss applicable to common shareholders for the year ended December 31, 2003 was approximately $4.7 million, or $0.20 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $21.1 million, or $1.12 per share on a basic and diluted basis for the year ended December 31, 2002. During 2003, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004, and subject to approval by the Company’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Convertible Preferred Stock and Warrants, the Buyers have agreed to invest an additional $1.25 million. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. Although we intend to continue improving cash flows by reducing overall expenses, we may not be able to easily and quickly implement such initiatives and, if our revenues remain flat or decline, our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). At December 31, 2003, we recorded an impairment charge of approximately $2.4 million to our Core Technology associated with the Lamar acquisition. In addition, at December 31, 2002 we recorded an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle to write off the entire goodwill associated with the Lamar acquisition and, as a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting on the American Stock Exchange.

In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. On February 17, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004, and subject to approval by the Company’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Convertible Preferred Stock and Warrants, the Buyers have agreed to invest an additional $1.25 million. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange (see Note 1 of our Consolidated Financial Statements).

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 46,003,604 were outstanding as of March 26, 2004. The number of shares outstanding does not include 32,475,270 shares of common stock that are presently issuable. These shares are comprised of: 5,463,125 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan; 11,572,551 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; 5,000,000 shares of common stock issuable upon conversion of the first tranche of the Series D Preferred Stock; 2,877,094 of common stock issuable upon exercise of warrants relating to the first tranche of the Series D Preferred stock; 5,000,000 shares of common stock issuable upon conversion of the second tranche of the Series D Preferred Stock; or 2,562,500 of common stock issuable upon exercise of warrants relating to the second tranche of the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of March 26, 2004, we had 252.943095 shares of Series C Preferred Stock, 1,250,000 shares of Series D Preferred Stock and 2,877,094 Common Stock Warrants outstanding. Upon shareholder approval and registration with the U.S. Securities and Exchange Commission there will be an additional 1,250,000 shares of Series D Preferred Stock and 2,562,500 of related warrants issued. Both the Series C Preferred Stock and the Series D Preferred Stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings and at the option of the holder may be eliminated with respect to the Series D and related warrants.

Short sales of our common stock may be attracted by or accompany conversions of Series C Preferred Stock and Series D Preferred Stock, which sales may cause downward pressure upon the price of our common stock.

Short sales of our common stock may be attracted by or accompany the sale of converted common stock, which in the aggregate could cause downward pressure upon the price of the common stock, regardless of our operating results, thereby attracting additional short sales of the common stock. The result of conversions of the Series C and Series D Preferred Stock at declining conversion prices would be increasing which would cause substantial dilution of the interests of the other holders of common stock.

If we fail to commercialize and fully market our Andrea DSP Microphone and Audio Software products, or continue to develop, and not fully market, Andrea Anti-Noise Headset products, our revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

Our business, results of operations and financial condition depend on the successful commercialization of our Andrea DSP Microphone and Audio Software products and technologies. We introduced our first Andrea DSP Microphone products in 1998 and we continued to introduce complementary products and technologies over the last several years. We are primarily targeting these products at the desktop computer market, the audio and video conferencing markets and the market for in-vehicle computing, among others. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries. Since we began sales of our initial Andrea Anti-Noise Headset products in 1995, we have developed and introduced, and continue to develop and introduce, new products in this line.

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

Further, the markets for our products and technologies are characterized by evolving industry and governmental standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, certain of our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Headset products are subject to the requirements of the Federal Communications Commission (FCC). We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

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

We conduct low volume assembly operations of our DSP Microphone and Audio Software Products at our facility in Israel. As sales of any particular product increases, assembly operations are transferred to subcontractors (primarily in the Far East) using purchased components. Some specialized components for the Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products, such as microphones and digital signal processing boards, are available from a limited number of suppliers (in some cases foreign) and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases. If our subcontractors fail to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

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

We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the years ended December 31, 2003 and 2002, sales to customers outside the United States accounted for approximately 10% and 19%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

•	trade restrictions in the form of license requirements;

•	restrictions on exports and imports and other government controls;

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations;

•	problems in establishing and managing distributor relationships;

•	general economic conditions; and

•	political and economic instability or conflict.

To date, we have invoiced our international sales in U.S. dollars, and have not engaged in any foreign exchange or hedging transactions. We may not be able to continue to invoice all of our sales in U.S. dollars in order to avoid engaging in foreign exchange or hedging transactions. If we are required to invoice any material amount of international sales in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition or require us to incur hedging costs to counter such fluctuations.

We face risk from operating in Israel.

One of our research and development and customer support facilities is located in the State of Israel and, as a result, certain of our key research and development employees are located there as well. Although substantially all of our sales currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved.

If we are unable to attract and retain the necessary managerial, technical and other personnel necessary for our business, then our business, results of operations and financial condition will be harmed.

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain highly qualified managers and technical personnel. As of the date of this filing, the Board of Directors of Andrea Electronics is in the process of negotiating an employment contract with the President and Chief Executive Officer of the Company. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future.

Results Of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Revenues for the year ended December 31, 2003, were $5,119,424, an increase of 30% from sales of $3,934,650 for the year ended December 31, 2002. This increase in sales reflects an approximate 21% increase in sales of Andrea Anti-Noise Products to $2,760,248, or 54% of total sales, and an approximate 43% increase in sales of Andrea DSP Microphone and Audio Software Products, to $2,359,176, or 46% of total sales.

The increase in the Andrea Anti-Noise Products revenues are predominately related to an increasing number of businesses utilizing distance learning and on-line collaboration software which uses our noise canceling headset products as well as higher sales to OEM customers. The increase in the Andrea DSP Microphone and Audio Software Products revenues is primarily attributable to the recognition of deferred revenue relating to our licensing agreements with Analog Devices Inc. The unamortized portion of the Analog license agreements is recorded as deferred revenue ($1,666,680 of which is classified as current and $713,284 is classified as long-term) as of December 31, 2003. All license revenues are being recognized on a straight-line basis over three-years, $3.0 million of which started to be recognized during the first quarter of 2002 and $2.0 million which started in the third quarter of 2002.

Cost of Revenues

Cost of revenues as a percentage of sales for the year ended December 31, 2003 decreased to 53% from 65% for the year ended December 31, 2002. This decrease primarily reflects the impact of significant changes in the composition of our revenues as described under “Revenues” above, in particular, the sizeable increase in high-margin license revenues associated with our agreements with Analog Devices.

Research and Development

Research and development expenses for the year ended December 31, 2003 decreased 15% to $2,763,966 from $3,239,627 for the year ended December 31, 2002. This decrease is primarily due to cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the company’s strategic focus being directed towards sales and marketing efforts. Notwithstanding this decline, the substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea Anti-Noise headset products. For 2003, the Andrea DSP Microphone and Audio Software technology efforts were $2,453,442, or 89% of total research and development costs, and Andrea Anti-Noise Headset Product efforts were $310,524, or 11% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to continue to reduce the relatively high levels of such expenses during fiscal 2004.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 25% to $3,911,174 for the year ended December 31, 2003 from $5,241,966 for the year ended December 31, 2002. This decrease is primarily due to cost reduction efforts primarily related to employee compensation and related benefit costs, legal and patent expenses, promotional costs and depreciation expenses. As part of our overall effort to conserve cash, we intend to continue to reduce where possible the relatively high levels of general, administrative and selling expenses during the remainder of fiscal 2004.

Other Income

Other income for the year ended December 31, 2003 was $216,532 compared to $23,738 for the year ended December 31, 2002. This increase in other income is primarily the result of rental income received as a result of a one year transition agreement involved with the discontinued operations, partially offset by a $55,813 loss recognized on the disposal of fixed assets.

Provision for Income Taxes

We recorded a full valuation allowance against our net deferred tax assets during 2002, recognizing a $1,806,615 non-cash charge to provision for income taxes. In addition, we expect to continue to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase to additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

Discontinued Operations

We sold our Aircraft Communications Products division on April 11, 2003. The purchase price was comprised of $2.5 million in cash, and approximately $1.3 million in notes payable in equal installments over the succeeding 11-month period. As of March 26, 2004, the note has been paid in full. The gain on the sale, recorded in the second quarter of 2003, was approximately $2.24 million. The results of the Aircraft Communication Products division for both 2003 and 2002 have been classified as discontinued operations in the accompanying consolidated financial statements. Operating income from discontinued operations was $292,251 and $687,892, respectively, for the years ended December 31, 2003 and 2002, respectively. Aircraft Communications Products revenues, included within the discontinued operations line item, during the years ended December 31, 2003 and 2002 were approximately $1.1 million and $3.3 million, respectively.

Net Loss

Net loss for the year ended December 31, 2003 was $4,271,667 compared to a net loss of $20,665,328 for the year ended December 31, 2002. The net loss for the year ended December 31, 2003 principally reflects the factors described above and includes a non-cash impairment charge of approximately $2.7 million predominately relating to the determination that the carrying value of the Andrea DSP Microphone and Audio Software Core Technology exceeded its fair value, as well as income from discontinued operations of the Aircraft Products division of approximately $2.5 million. The net loss for the year ended December 31, 2002 included a non-cash impairment charge of approximately $12.5 million relating to the determination that the carrying value of the Andrea DSP Microphone and Audio Software business unit exceeded its fair value as a cumulative effect of a change in accounting principle for goodwill and a $1.8 million non-cash charge to provision for income taxes relating to a potential non-realization of the associated deferred tax asset.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At December 31, 2003, we had cash and cash equivalents of $1,725,041 compared with $3,307,437 at December 31, 2002. The balance of cash and cash equivalents at December 31, 2003 is primarily a result of gross cash outflows from operations, together with the sale of our Aircraft Communication Products division.

Working capital deficit at December 31, 2003 was $192,871 compared to a working capital balance of $2,131,828 at December 31, 2002. The decrease in working capital reflects a decline in total current assets of $3,565,665 coupled with a decrease in total current liabilities of $1,240,996. The decline in total current assets reflects a decrease in cash and cash equivalents of $1,582,396, an increase in accounts receivable of $198,573, an increase in notes receivable of $354,986, a decrease in inventory of $920,659, a decrease in prepaid expenses and other current assets of $128,687 and a decrease in assets from discontinued operations of $1,487,482. The decline in total current liabilities reflects a decrease in trade accounts payable of $292,261, a decrease in current portion of long-term debt of $4,529, a decrease of $126,186 in accrued restructuring charges, a decrease of $695,087 in other current liabilities and a decrease of $122,903 in liabilities from discontinued operations.

The decrease in cash and cash equivalents of $1,582,396 reflects $4,942,168 of net cash used in continuing operating activities, $97,794 of net cash provided by discontinued operating activities, $3,283,079 of net cash provided by investing activities and $21,101 of net cash used in financing activities.

The cash used in operating activities of $4,942,168, excluding non-cash charges, is primarily attributable to the $6,806,491 net loss from continuing operations for the year ended December 31, 2003, a $209,939 increase in accounts receivable, a $704,146 decrease in inventory, a $128,687 decrease in prepaid expenses and other current assets, a $14,492 decrease in other assets, a $292,261 decrease in accounts payable, a $857,184 decrease in other current and long-term liabilities, a $126,186 decrease in accrued restructuring charges and a $1,666,680 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2003 as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash provided by discontinued operations of $97,794 is a result of income from discontinued operations of $292,251, the increase in assets from discontinued operations of $188,192 and the decrease in liabilities from discontinued operations of $6,265.

The cash provided by investing activities of $3,283,079 reflects the proceeds from the sale of the Aircraft Communications Products Division of $2,500,000 and principal payments received on the associated note receivable of $946,624 partially offset by an increase in property and equipment of $53,475 and an increase in patents and trademarks of $110,070. The increase in property and equipment primarily relates to capital expenditures related to manufacturing dies for our Andrea Anti Noise Headset products and our Andrea DSP Microphone and Audio Software products. The increase in patents and trademarks reflects capital expenditures associated with intellectual property related to our Andrea DSP Microphone and Audio Software products.

The net cash used in financing activities of $21,101 reflects payments related to the debt we assumed in connection with the acquisition of Lamar.

We believe that it will be necessary to continue to raise additional working capital to support operations. In recent years, we have sustained significant operating losses and we have been unable to generate sufficient cash flow from operations to meet our operating needs. Correspondingly, from time to time during the past several years, we raised capital from external sources. In December 1995, April 1996, August 1996 and June 1998, Andrea raised working capital through the issuance of convertible subordinated debentures. In June 1999, Andrea raised $7.5 million through the issuance and sale of Series B Preferred Stock. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. In April 2003, we sold our Aircraft Communications Products division for approximately $3.8 million. On February 17, 2004, Andrea entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004, and subject to approval by the Company’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Convertible Preferred Stock and Warrants, the Buyers have agreed to invest an additional $1.25 million (Note 18 of the Consolidated Financial Statements).

We plan to continue to improve our cash flows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursue 1) existing opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market 4) the automotive (in-vehicle computing) market and 5) opportunities in the call center market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of March 26, 2004, including receipt of the $1.25 million from the Securities Purchase Agreement, Andrea has approximately $1.8 million (unaudited) of cash. During 2003, we utilized approximately $5.0 million in cash. We expect our cash utilization rate to decrease as a result of planned reductions of certain administrative, overhead and research and development expenses. As a result, we believe that we have sufficient liquidity available to continue in operation through at least December 2004. In the event that we are not able to obtain shareholder approval with respect to the funding of the $1.25 million remaining balance of the Securities Purchase Agreement, we may not have sufficient liquidity through December 2004. Additionally, to the extent the Company does not experience growth from its remaining business segments, additional liquidity will be required in early 2005. Accordingly, if we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to continue to significantly reduce our operating expenses and/or operations or we may have to relinquish our products, technologies or markets. We have no commitment for additional financing, other than the funding of the $1.25 million remaining balance of the Securities Purchase Agreement and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on Andrea’s consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligation to repurchase the issuer’s equity shares by transferring assets, and 3) obligation to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Andrea’s consolidated financial position or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements and schedule are included in this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the term of PricewaterhouseCoopers LLP’s engagement, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)), except that prior to its dismissal, PricewaterhouseCoopers LLP raised questions regarding the Registrant’s ability to recover its deferred tax assets. PricewaterhouseCoopers LLP was dismissed prior to the matter being resolved. Members of the Board of Directors, one of which is a member of the Audit Committee, discussed this matter with PricewaterhouseCoopers LLP. The Company has authorized PricewaterhouseCoopers LLP to respond fully to the inquiries of the Company’s successor accountant concerning this matter.

The Registrant requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not PricewaterhouseCoopers LLP agrees with the above statements. A copy of such letter, dated August 15, 2002, was filed as Exhibit 16.1 in Form 8-K.

On August 15, 2002, the Company’s Board of Directors, at the recommendation of its Audit Committee, engaged Marcum & Kliegman LLP as the Company’s independent accountants. During the years ended December 31, 2001 and 2000 and through the date of the Board’s decision, the Company did not consult Marcum & Kliegman LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

Andrea’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Andrea’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that it files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Andrea’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in Andrea’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 as to directors, executive officers promoters and controls persons is incorporated by reference to the information captioned “Election of Directors” included in Andrea’s definitive proxy statement in connection with the meeting of shareholders to be held on or about June 8, 2004. The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 and the Rules promulgated there under is incorporated by reference therein to Andrea’s definitive proxy statement in connection with the meeting of shareholders to be held on or about June 8, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the information captioned “Election of Directors—Executive Compensation” included in Andrea’s definitive proxy statement in connection with the meeting of shareholders to be held on or about June 8, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated by reference to the information captioned “Security Ownership” included in Andrea’s definitive proxy statement in connection with the meeting of shareholders to be held on or about June 8, 2004.

The following table sets forth certain information as of March 26, 2004, for all compensation plans, including individual compensation arrangements under which equity securities of the company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
•Equity compensation plans approved by security holders	2,396,500	$4.27	3,066,625
•Equity compensation plans not approved by security holders	—	—	—

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.9	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1	Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant’s 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-3, No. 333-61115, filed August 10, 1998)

4.2	Securities Purchase Agreement, dated October 5, 2000, by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

4.3	Registration Rights Agreement, dated October 5, 2000 by and between HFTP Investment L.L.C. and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

4.4	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2	1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.3	Procurement Agreement, dated June 16, 1995, by and between International Business Machines Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the three month period ended June 30, 1995)*

10.4	Stock Purchase Agreement, dated April 6, 1998, as amended by Amendment No. 1 thereto dated May 5, 1998, relating to the purchase of the shares of Lamar Signal Processing, Ltd. (including form of Registration Rights Agreement) (incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant’s Current Report on Form 8-K filed May 8, 1998)

10.5	Licensing Agreement, dated as of December 19, 2001, by and between Andrea and Analog Devices, Inc. (incorporated by reference to Exhibit 10.17 of the registrant’s Form 10-K for the year ended December 31, 2001)**

Exhibit Number	Description

10.6	Licensing Agreement, Amendment No. 1, dated as of March 13, 2002, by and between Andrea and Analog Devices, Inc. (incorporated by reference to Exhibit 10.18 of the registrant’s Form 10-K for the year ended December 31, 2001)**

10.7	Licensing Agreement, dated as of March 13, 2002, by and between Andrea and Analog Devices, Inc. (incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-K for the year ended December 31, 2001)**

10.8	Acknowledgement and Agreement, dated as of March 28, 2002, by and between Andrea and HFTP Investment LLC (including attached Waiver Agreement and Security Agreement) (incorporated by reference to Exhibit 10.20 of the registrant’s Form 10-K for the year ended December 31, 2001)

10.9	Pledge Agreement, dated as of March 28, 2002, by and between Andrea and HFTP Investment LLC (incorporated by reference to Exhibit 10.21 of the registrant’s Form 10-K for the year ended December 31, 2001)

10.10	Auditors’ Reports to the Shareholders of Lamar Signal Processing Ltd. dated April 2, 2003 and March 25, 2004

10.11	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.12	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.13	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.14	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.15	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

21.0	Subsidiaries of Registrant

23.1	Consent of Independent Public Accountants

31.0	Rule 13a-14(a)/15d – 14(a) Chief Executive Officer and Chief Financial Officers

32.0	Section 1350 Certifications

*	Certain portions of this Agreement have been accorded confidential treatment.
**	Request for confidential treatment was filed for portions of such documents. Confidential portions have been omitted, and filed separately with the Securities and Exchange Commission, as required by Rule 24b-2.

(b) Reports On Form 8-K

On November 20, 2003, Andrea furnished a Current Report on Form 8-K reporting that it had issued a press release announcing Third Quarter 2003 Results.

On February 17, 2004, Andrea filed a Current Report on Form 8-K reporting that it had issued a press release announcing that it had entered into two agreements whereby, together with a separate transaction between the holder (the “Existing C Holder”) of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and certain third party investors (the “Series C Investors”): 1) The Existing C Holder would cease to own any of the Series C Preferred Stock as a result of (i) an exchange, pursuant to an Exchange and Termination Agreement of shares of Series C Preferred Stock for 1.8 million shares of Common Stock, or such lesser number of shares necessary so that the Existing C Holder’s beneficial ownership would not exceed 9.99% of the outstanding Common Stock and (ii) the sale of the remaining Series C Preferred Stock to the Series C Investors and 2) the terms of the Series C Preferred Stock effectively would be revised pursuant to an Acknowledgment and Waiver Agreement between Andrea and the Series C Investors which among other things would: (i) eliminate the holders’ security interest in Andrea’s assets; (ii) eliminate any right of holders of the Series C Preferred Stock to require a redemption of the Series C Preferred Stock, with two limited exceptions which are within Andrea’s control; (iii) eliminate the future increases, based on a rate of 5% per year of the Stated Value of the unconverted balance of the Series C Preferred Stock, of the shares of Common Stock issuable upon conversion of Series C Preferred Stock; and (iv) eliminate an existing election by a holder of Series C Preferred Stock to utilize a lower market price as the conversion price and reset the conversion price of the Series C Preferred Stock to $0.2551 per share of Common Stock from the existing $0.30 per share.

On February 23, 2004, Andrea filed a Current Report on Form 8-K reporting that it had issued a press release announcing that it had entered into a Securities Purchase Agreement with the Series C Investors and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000 in Andrea.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information captioned “Principal Accountant Fees and Services” included in Andrea’s definitive proxy statement in connection with the meeting of shareholders to be held on or about June 8, 2004.

INDEPENDENT AUDITORS’ REPORT

To The Audit Committee of the Board of Directors and Shareholders of

Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Lamar Signal Processing, Ltd., a wholly owned subsidiary, which statements reflect total assets of $288,495 and $440,332 as of December 31, 2003 and December 31, 2002 and total revenues of $243,133 and $280,573 and net losses of $1,192,611 and $1,412,202, respectively, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included for Lamar Signal Processing, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

Woodbury, New York

February 13, 2004, except for

Notes 9 and 18 which are

dated February 23, 2004 and March 26, 2004,

respectively

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$1,725,041	$3,307,437
Accounts receivable, net of allowance for doubtful accounts of $56,697 and $70,831, respectively	611,422	412,849
Note receivable	354,986	—
Inventories, net	1,301,791	2,222,450
Prepaid expenses and other current assets	181,018	309,705
Assets from discontinued operations	—	1,487,482

Total current assets	4,174,258	7,739,923

Property and equipment, net	219,182	543,572
Intangible assets, net	4,805,630	8,208,638
Other assets, net	268,090	282,582

Total assets	$9,467,160	$16,774,715

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Trade accounts payable	$731,092	$1,023,353
Current portion of long-term debt	16,527	21,056
Accrued restructuring charges	238,391	364,577
Deferred revenue	1,666,680	1,666,680
Other current liabilities	1,714,439	2,409,526
Liabilities from discontinued operations	—	122,903

Total current liabilities	4,367,129	5,608,095

Long-term debt	—	16,572

Deferred revenue	713,284	2,379,964

Other liabilities	238,671	249,677

Total liabilities	5,319,084	8,254,308

Series B Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 and 66 shares, respectively; liquidation value: $0 and $660,000, respectively	—	645,091

Series C Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 677 and 749 shares, respectively; liquidation value: $6,771,876 and $7,491,876, respectively	6,692,603	7,381,508

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized: 4,997,500 shares; none issued and outstanding	—	—
Common stock, $.01 and $0.50 par value, respectively; authorized: 200,000,000 shares; issued and outstanding: 27,245,932 and 21,127,918 shares, respectively	272,459	10,563,959
Additional paid-in capital	65,578,653	54,074,247
Deferred stock compensation	(2,673)	(23,099)
Accumulated deficit	(68,392,966)	(64,121,299)

Total shareholders’ (deficit) equity	(2,544,527)	493,808

Total liabilities and shareholders’ (deficit) equity	$9,467,160	$16,774,715

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002
		(restated)*
Revenues
Net Product Revenues	$3,452,744	$2,981,294
License Revenues	1,666,680	953,356

Revenues	5,119,424	3,934,650

Cost of revenues	2,734,077	2,564,528

Gross margin	2,385,347	1,370,122

Research and development expenses	2,763,966	3,239,627

General, administrative and selling expenses	3,911,174	5,241,966

Impairment of intangible assets	2,733,230	—

Loss from operations	(7,023,023)	(7,111,471)

Other income
Interest income (expense)	42,287	(7,519)
Rent and miscellaneous income	174,245	31,257

Other Income	216,532	23,738

Loss from continuing operations before provision for income taxes and cumulative effect of change in accounting principle for goodwill	(6,806,491)	(7,087,733)

Provision for income taxes	—	(1,806,615)

Loss from continuing operations before cumulative effect of change in accounting principle for goodwill	(6,806,491)	(8,894,348)

Income from discontinued operations, net of $0 tax	2,534,824	687,892

Cumulative effect of change in accounting principle for goodwill, net of $0 tax	—	(12,458,872)

Net loss	(4,271,667)	(20,665,328)

Preferred stock dividends	417,686	466,695

Net loss attributable to common shareholders	$(4,689,353)	$(21,132,023)

Basic and diluted (loss) income per share:

Loss from continuing operations attributable to common shareholders before cumulative effect of change in accounting principle for goodwill	$(0.31)	$(0.50)

Income from discontinued operations	0.11	0.04

Cumulative effect of change in accounting principle for goodwill, net	—	(0.66)

Net loss attributable to common shareholders	$(0.20)	$(1.12)

Shares used in computing net loss per share – Basic and Diluted	23,727,767	18,851,317

*Restated to reflect discontinued operations relating to the Aircraft Communications Products Division (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2002	16,308,968	$8,154,484	$54,642,571	$(52,334)	$(43,455,971)	$19,288,750
Conversions of Series B Redeemable Convertible Preferred Stock	4,355,784	2,177,892	(180,557)	—	—	1,997,335
Conversions of Series C Redeemable Convertible Preferred Stock	31,916	15,958	(7,147)	—	—	8,811
Stock grant to employees and officers	337,500	168,750	60,750	(229,500)	—	—
Stock grant to outside directors	93,750	46,875	(16,875)	—	—	30,000
Stock option grant to consultant	—	—	42,200	(42,200)	—	—
Amortization of Deferred Stock Compensation	—	—	—	300,935	—	300,935
Preferred stock dividends	—	—	(466,695)	—	—	(466,695)
Net loss	—	—	—	—	(20,665,328)	(20,665,328)

Balance, December 31, 2002	21,127,918	10,563,959	54,074,247	(23,099)	(64,121,299)	493,808

Change in Par Value	—	(10,352,680)	10,352,680	—	—	—
Adjustment for Previously Issued Shares	38,352	384	(384)	—	—	—
Conversions of Series B Redeemable Convertible Preferred Stock	3,256,695	32,567	739,043	—	—	771,610
Conversions of Series C Redeemable Convertible Preferred Stock	2,762,967	27,629	801,353	—	—	828,982
Stock grant to outside directors	60,000	600	29,400	—	—	30,000
Amortization of Deferred Stock Compensation	—	—	—	20,426	—	20,426
Preferred stock dividends	—	—	(417,686)	—	—	(417,686)
Net loss	—	—	—	—	(4,271,667)	(4,271,667)

Balance, December 31, 2003	27,245,932	$272,459	$65,578,653	$(2,673)	$(68,392,966)	$(2,544,527)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss from continuing operations including cumulative effect of change in accounting principle for goodwill	$(6,806,491)	$(21,353,220)
Adjustments to reconcile net loss to net cash used in continuing operations:
Cumulative effect of a change in accounting principle	—	12,458,872
Depreciation and amortization	1,101,900	1,238,461
Deferred income taxes	—	1,806,615
Non-cash stock compensation expense	50,426	330,935
Provision for bad debt	11,366	105,444
Increase in inventory reserve	216,513	62,761
Impairment of intangible assets	2,733,230	—
Loss on disposal of fixed assets	55,813	—
Change in:
Accounts receivable	(209,939)	662,795
Inventories	704,146	378,413
Prepaid expenses and other current assets	128,687	238,187
Other assets, net	14,492	75,380
Trade accounts payable	(292,261)	(77,863)
Accrued restructuring charges	(126,186)	(135,147)
Deferred revenue	(1,666,680)	3,046,644
Other current and long term liabilities	(857,184)	372,649

Net cash used in continuing operations	(4,942,168)	(789,074)

Income from discontinued operations	2,534,824	687,892
Gain on sale of discontinued operations	(2,242,573)	—
Change in:
Assets from discontinued operations	(188,192)	151,681
Liabilities from discontinued operations	(6,265)	41,959

Net cash provided by discontinued operations	97,794	881,532

Net cash (used in)/provided by operating activities	(4,844,374)	92,458

Cash flows from investing activities:
Proceeds from the sale of Aircraft Communications Products Division	2,500,000	—
Principle payments received on note receivable from sale of Aircraft Communications Products Division	946,624	—
Purchases of property and equipment	(53,475)	(198,426)
Patents and trademarks	(110,070)	(151,932)

Net cash provided by/(used in) investing activities	3,283,079	(350,358)

Cash flows from financing activities:
Payment of debt obligations	(21,101)	(158,793)

Net cash used in financing activities	(21,101)	(158,793)

Net decrease in cash and cash equivalents	(1,582,396)	(416,693)

Cash and cash equivalents, beginning of period	3,307,437	3,724,130

Cash and cash equivalents, end of period	$1,725,041	$3,307,437

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Conversions of Series B Redeemable Convertible Preferred Stock into common stock	$771,610	$1,997,335

Conversions of Series C Redeemable Convertible Preferred Stock into common stock	$828,982	$8,811

Cash paid for:
Interest	$3,288	$10,967

Income Taxes	$—	$11,254

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1. ORGANIZATION AND BUSINESS

Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, “Andrea”) has been engaged in the electronic communications industry since its inception. Since the early 1990s, Andrea has been primarily focused on developing and manufacturing state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications, primarily in the computer and business enterprise markets that require high quality, clear voice signals. Andrea’s technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. Prior to the 1990s, Andrea’s primary business was selling intercom and amplifier systems predominately for military aircraft use. On April 11, 2003, Andrea sold this intercom and amplifier business (its Aircraft Communications Product segment—See Note 12).

Management’s Liquidity Plans

As of December 31, 2003, Andrea had a working capital deficit of $192,871 and cash on hand of $1,725,041. Andrea incurred a loss from operations of $7,023,023 for the year ended December 31, 2003. On February 17, 2004, Andrea entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004, and subject to approval by the Company’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Convertible Preferred Stock and Warrants, the Buyers have agreed to invest an additional $1.25 million (Note 18).

In addition to the proceeds from the Securities Purchase Agreement, Andrea plans to continue to improve its cash flows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as placing heightened emphasis on its sales and marketing efforts.

As of March 26, 2004, including receipt of the initial $1.25 million from the Securities Purchase Agreement (Note 18), Andrea has approximately $1.8 million (unaudited) of cash. Andrea also expects to raise an additional $1.25 million upon shareholder approval and registration with the U.S. Securities and Exchange Commission for the sale of additional Series D Convertible Preferred Stock. As a result, management believes that Andrea has sufficient liquidity available for Andrea to operate through at least December 2004. If Andrea does not receive shareholder approval on the second $1.25 million of Series D Convertible Preferred Stock from the Securities Purchase Agreement, Andrea may not have sufficient liquidity though at least December 2004. However, even with the second $1.25 million raise, the Company anticipates that additional liquidity will be required in early 2005. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets. Andrea has no commitment for additional financing, other than the second $1.25 million from the Securities Purchase Agreement and may experience difficulty in obtaining additional financing on favorable terms, if at all.

Andrea received a non-compliance notice from the American Stock Exchange (“AMEX” or “the Exchange”) indicating that it is below certain of the Exchange’s continued listing standards.

In accordance with Section 1009 of the Amex Company Guide, Andrea was afforded the opportunity to submit a plan of compliance to the Exchange. The plan is to outline what action the Company will take, or has taken to bring the Company into compliance with the continued listed standards within an 18-month period. On June 25, 2003, Andrea presented its plan to the Exchange. On August 13, 2003 the Exchange notified Andrea that it has accepted the Company’s plan of compliance and granted an extension of time to November 23, 2004 to regain compliance with the continued listing standards. Andrea will be subject to periodic review by the Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange. There can be no assurance that the Company’s plan will be sucessful. Additionally, it is not possible to predict the impact that delisting fromthe Exchange would have on Andrea.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Andrea and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of December 31, 2003:

Warrants to purchase common stock	75,000
Options to purchase common stock	4,312,250
Series C Redeemable Convertible Preferred Stock and related accrued dividends	26,212,417

Total potential common shares as of December 31, 2003	30,599,667

Substantial issuances after December 31, 2003 through March 26, 2004:

Conversions and exchanges of Series C Redeemable Convertible Preferred Stock and related accrued dividends prior to change in ownership (Notes 9 and 18)	3,662,086
Conversions of Series C Convertible Preferred Stock and related accrued dividends after the change in ownership through March 26, 2004 (Notes 9 and 18)	15,095,486
Restricted Common Stock purchased by an unrelated third party	100

Total Common Stock issued after December 31, 2003 through March 26, 2004	18,757,672

Total potential common shares as of March 26, 2004:

Common Stock issued after December 31, 2003 through March 26, 2004	18,757,672
Options to purchase common stock:	2,396,500
Series C Convertible Preferred Stock and related accrued dividends	11,572,551
Series D Convertible Preferred Stock and related Warrants (Note 18)	7,877,094

Total potential common shares as of March 26, 2004	40,603,817

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2003 and 2002.

Concentration of Credit Risk

Andrea is a manufacturer of audio communications equipment for several industries. Sales related to the recognition of the deferred revenue as well as other service related revenues to one customer were approximately 38% and 26% of the total sales for the years ended December 31, 2003 and 2002, respectively and accounted for 12% and 18% of total accounts receivable at December 31, 2003 and 2002, respectively.

During the years ended December 31, 2003 and 2002, Andrea purchased a substantial portion of its finished goods from one supplier. Purchases from this supplier amounted to 63% and 28%, respectively, of total purchases. At December 31, 2003 and 2002, the amount due to this supplier included in accounts payable were $2,449 and $111,570, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board Opinion (“APB”) No. 30 “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. Effective January 1, 2002, Andrea accounts for its long-lived assets in accordance with SFAS No. 144 for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset(s) will be established. This new cost basis will be net of any recorded impairment. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and, accordingly, actual results could vary significantly from such estimates. Management recorded an impairment charge of $2,733,230 during the year ended December 31, 2003 (Note 3).

Revenue Recognition

Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition in Financial Statement.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 11). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Barter Transactions

Andrea records barter transactions at the estimated fair value of the services received. Deferred charges relating to a barter transaction approximated $0 and $39,000 as of December 31, 2003 and 2002, respectively, after giving effect to the restructuring charge (Note 10) and are included in other assets. The deferred charges were amortized over the lesser of the period of benefit or the program period, not to exceed five years. Andrea did not engage in any barter transactions during 2003 or 2002.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Income Taxes

Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from Andrea’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes result when Andrea recognizes revenue or expenses for income tax purposes in a different year than for financial reporting purposes (Note 14).

Stock-Based Compensation

At December 31, 2003, Andrea had two stock-based employee compensation plans, which are described more fully in Note 16. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Andrea had applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

	For the Years Ended December 31,
	2003	2002
Net loss attributable to common shareholders as reported:	$(4,689,353)	$(21,132,023)
Deduct: Total stock-based employee compensation expenses determined under fair value-based method	541,929	3,114,854

Pro forma net loss:	$(5,231,282)	$(24,246,877)

Basic and diluted net loss per share as reported:	$(0.20)	$(1.12)

Basic and diluted pro forma net loss per share:	$(0.22)	$(1.29)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Expected life in years	4	4
Risk-free interest rates	2.68%	4.09%
Volatility	202%	190%
Dividend yield	0%	0%

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method during 2003 and 2002 is estimated at $0.34 and $0.64, respectively.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

In accordance with Statement of Position 93-7, “Reporting on Advertising Costs”, all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2003 and 2002 were $156,810 and $437,794, respectively.

Fair Value of Financial Instruments

Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2003 and 2002, the carrying value of all financial instruments approximated fair value.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Recently Issued Accounting Pronouncements

In January 2003 and revised in December 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on Andrea’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligation to repurchase the issuer’s equity shares by transferring assets, and 3) obligation to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Andrea’s consolidated financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that an impairment test for goodwill be performed in two steps, (i) determine impairment based upon fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

In accordance with SFAS No. 142, Andrea performed initial transition impairment testing of goodwill during 2002, which resulted in the determination that the carrying amount of the Andrea DSP Microphone and Audio Software business unit exceeded its fair value.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

The impairment loss resulted primarily from a change in the criteria for the measurement of an impairment loss. Under the previous methodology required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” impairment was measured, if events or changes in circumstances indicated potential impairment, using an undiscounted cash flow methodology. No goodwill impairment would have been recorded on January 1, 2002, under the prior SFAS No. 121 methodology. Under SFAS No. 142, Andrea utilized the discounted cash flow methodology, which resulted in an impairment charge of approximately $12.5 million as a cumulative effect of a change in accounting principle and reduced goodwill to zero, shown in the consolidated statement of operations. Andrea restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required by SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.”

Andrea accounts for its long-lived assets in accordance with SFAS No. 144 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. In order to test for recoverability, Andrea compared the sum of an undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Since the results of this test indicated that there was an impairment, Andrea utilized the fair value method to measure the amount of the impairment. The difference between the fair value and the carrying value, resulted in an impairment charge of $2,444,161 during the year ended December 31, 2003. Andrea will continue to amortize the net book value of its core technology of $4,414,211 over the remaining life of the asset.

In 2003, Andrea committed to a plan to abandon certain trademarks and patents before the end of its previously estimated useful life. As such Andrea recorded an impairment charge of $289,069 to its Trademarks and Patents during the year ended December 31, 2003. This charge represents the net carrying balance of the specified trademarks and patents as of the date of abandonment.

Intangible Assets, net, consists of the following:

	December 31,
	2003	2002
Core Technology	$8,567,448	$11,011,609
Trademarks and Patents	472,640	698,176

	9,040,088	11,709,785
Less: accumulated amortization	(4,234,458)	(3,501,147)

	$4,805,630	$8,208,638

The changes in the carrying amount of Goodwill and Intangible assets during the years ended December 31, 2003 and 2002 were as follows:

	Goodwill	Core Technology	Trademarks and Patents	Workforce in Place	Totals
Balance as of January 1, 2002	$12,317,843	$8,326,587	$502,334	$141,029	$21,287,793
Additions during the period	—	—	151,932	—	151,932
Reclassifications	141,029	—	—	(141,029)	—
Impairment charge	(12,458,872)	—	—	—	(12,458,872)
Amortization	—	(734,108)	(38,107)	—	(772,215)

Balance as of December 31, 2002	—	7,592,479	616,159	—	8,208,638
Additions during the period	—	—	110,070	—	110,070
Impairment charge	—	(2,444,161)	(289,069)	—	(2,733,230)
Amortization	—	(734,107)	(45,741)	—	(779,848)

Balance as of December 31, 2003	$—	$4,414,211	$391,419	$—	$4,805,630

Amortization expense was $779,848 and $772,215 for the years ended December 31, 2003 and 2002, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next ten years. Trademarks and patents are amortized using the straight-line method over 17 years.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

4. NET LOSS PER SHARE

The following chart provides a reconciliation of information used in calculating the per share amounts:

	For the Years Ended December 31,
	2003	2002
Numerator for earnings per share:
Loss from continuing operations before cumulative effect of change in accounting principle for goodwill	(6,806,491)	(8,894,348)
Preferred stock dividends	(417,686)	(466,695)

Loss from continuing operations attributable to common shareholders before cumulative effect of change in accounting principle for goodwill	(7,224,177)	(9,361,043)
Income from discontinued operations	2,534,824	687,892
Cumulative effect of change in accounting principle for goodwill, net of $0 Tax	—	(12,458,872)

Net loss attributable to common shareholders	$(4,689,353)	$(21,132,023)

Denominator for Earnings per share*:	23,727,767	18,851,317

Basic and diluted (loss) income per share:
Loss from continuing operations attributable to common shareholders before cumulative effect of change in accounting principle for goodwill	(0.31)	(0.50)
Income from discontinued operations	0.11	0.04
Cumulative effect of change in accounting principle for goodwill, net	—	(0.66)

Net loss attributable to common shareholders	$(0.20)	$(1.12)

*	The effect of dilutive securities (stock option, redeemable convertible preferred stock and warrants) have not been included herein as their inclusion would be anti-dilutive.

5. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2003	2002
Raw materials	$668,929	$1,281,655
Work-in-process	19,621	79,120
Finished goods	1,353,526	1,385,447

	2,042,076	2,746,222
Less: reserve for obsolescence	(740,285)	(523,772)

	$1,301,791	$2,222,450

6. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2003	2002
Leasehold improvements	$107,576	$107,576
Machinery and equipment	1,022,955	1,534,790

	1,130,531	1,642,366
Less: accumulated depreciation and amortization	(911,349)	(1,098,794)

	$219,182	$543,572

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Depreciation and amortization of property and equipment was $322,052 and $466,246 for the years ended December 31, 2003 and 2002, respectively.

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2003	2002
Accrued payroll and related expenses	$126,612	$629,912
Accrued professional and other service fees	496,158	664,621
Accrued interest and dividend expense	1,091,669	940,578
Accrued other	—	174,415

	$1,714,439	$2,409,526

8. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), and a warrant covering 75,000 shares of Andrea’s Common Stock. Each of the 750 shares of Series B Preferred Stock, (all shares have been converted, see below) had a stated value of $10,000 plus dividends of 4% per annum, which sum was convertible into Common Stock at a conversion price equal to the lower of $8.775 (the “Maximum Conversion Price”) or the average of the two lowest trade prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the “Market Price”), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant has an exercise price of $8.775 per share and expires on June 18, 2004. As of December 31, 2003, Andrea has reserved 75,000 shares of Common Stock for exercise of these warrants.

For the years ended December 31, 2003 and 2002, the following number of shares of Series B Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series B Preferred Stock Converted	Conversion Price	Number of Common Shares
January 11, 2002	40	$0.590	747,657
March 15, 2002	37	$0.510	805,075
May 22, 2002	52	$0.655	886,898
September 17, 2002	34	$0.415	925,850
December 6, 2002	20	$0.230	990,304

Total for 2002	183		4,355,784

March 14, 2003	20	$0.225	1,021,857
May 15, 2003	19	$0.205	1,071,770
July 15, 2003	27	$0.270	1,163,068

Total for 2003	66		3,256,695

The original value of the warrant upon issuance was $348,457. As of December 31, 2002, the Series B Preferred Stock is recorded net of the unaccreted present value of the warrant of $14,909. As a result of certain redemption features, the Series B Preferred Stock is presented outside of shareholders’ (deficit) equity in the accompanying consolidated balance sheets.

As of December 31, 2003, all of the Series B Preferred Stock have been converted into Common Stock. In February 2004, the warrants related to the Series B Preferred Stock were exchanged pursuant to an Exchange and Termination Agreement (Note 18).

9. SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Pursuant to transactions entered into in February 2004, the redemption and conversion terms of the Series C Preferred Stock discussed below have been amended (Note 18).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Each of the 750 shares of Series C Preferred Stock has a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum is convertible into Common Stock at a conversion price which was initially equal to $7.0565 or 110% of the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the issuance date, for the first nine months. The conversion price reset every six months thereafter to the lesser of the then existing conversion price or the average of the two lowest closing bid prices of the Common Stock during the 5 consecutive trading days immediately preceding the six-month reset dates or, for the period beginning on the day two years after the initial issuance and ending on the maturity of the Series C Preferred Stock, the least of: (i) the then existing conversion price or (ii) the average of the two lowest closing bid prices of the Common Stock during the 15 consecutive trading days immediately preceding such two year date, subject in each case to certain adjustments. The 5% dividend amount may, at the option of Andrea, be paid in cash or in shares of Andrea’s Common Stock. The Series C Preferred Stock is convertible or redeemable at maturity by Andrea, based upon certain circumstances at that time, and is redeemable by the holder upon certain events. At December 31, 2003, all of the Series C Preferred Stock is convertible into Andrea’s Common Stock at a maximum conversion price of $0.30. As of December 31, 2003, Andrea had reserved 57,666,717 shares of Common Stock for issuance upon conversion of the shares of the Series C Preferred Stock.

For the years ended December 31, 2003 and 2002, the following number of shares of Series C Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
October 10, 2002	.8124	$0.28	31,916

Total for 2002	.8124		31,916

September 4, 2003	5.0000	$0.30	190,845
September 15, 2003	7.0000	$0.30	267,534
September 24, 2003	7.0000	$0.30	267,822
October 1, 2003	5.0000	$0.30	191,461
October 8, 2003	7.0000	$0.30	268,269
October 16, 2003	6.0000	$0.30	230,164
October 22, 2003	5.0000	$0.30	191,941
November 4, 2003	15.0000	$0.30	576,712
November 26, 2003	15.0000	$0.30	578,219

Total for 2003	72.0000		2,762,967

In accordance with EITF Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, in the third quarter of 2001, Andrea recorded a non-cash charge of $7,500,000 to shareholders’ equity. This pronouncement values the economic benefit of the contingent beneficial conversion feature that the holders of the Series C Preferred Stock received when the conversion price of the Series C Preferred Stock was reset from $7.0565 to $1.44 in July 2001. This charge represented the maximum charge under this standard.

The original value of the transaction costs upon issuance was $175,000. As of December 31, 2003 and 2002, the Series C Preferred Stock is recorded net of the unaccreted present value of the transaction costs of $79,273 and $110,368, respectively. Due to the redemption features discussed below, the Series C Preferred Stock is presented outside of shareholders’ (deficit) equity in the accompanying consolidated balance sheets.

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

On March 15, 2002, Andrea announced that a triggering event had occurred and that as a result of the trigger, the investor had the right to require Andrea to redeem all of the Series C Preferred Stock. The investor agreed, in a Waiver Agreement, to waive its right to receive the aggregate Triggering Event Redemption Price (as defined in the Certificate of Amendment) (together with any interest and related cash payments or penalties thereon) the investor was otherwise entitled to as a result of the existing triggering event until

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

April 7, 2007. In addition, the investor agreed to waive, until April 7, 2007, its right to receive the aggregate Triggering Event Redemption Price, as defined, (together with any interest and related cash payments or penalties thereon) with respect to (1) any future triggering event relating to additional registration failures, provided that the existing registration statements remain effective and available to the investor for the number of shares covered by such registration statements as of the date of the waiver (less any future sales made pursuant to such registration statements), and (2) any future triggering event relating to the delisting of Andrea’s Common Stock, provided that the Common Stock is thereafter authorized for trading on the OTC Bulletin Board. In addition, the investor agreed to waive, until April 7, 2007, Andrea’s obligation to register any additional shares and Andrea’s obligation to make certain cash payments, if any, for its failure to register any additional shares. Finally, the investor acknowledged that no Maturity Date Redemption Price (as defined) was due on October 10, 2002. The investor’s waivers described above shall be null and void immediately, however, upon the earlier of April 7, 2007, if such Triggering Event Redemption Price is not paid on April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the Waiver Agreement and related agreements entered into between Andrea and the investor (the “Agreements”) or the first date on which Andrea is insolvent.

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

In February 2004, the Series C Preferred Stock was sold to a group of third party investors (Note 18). Prior to the change of ownership, the following number of shares of Series C Preferred Stock, together with related accrued dividends, were converted and/or exchanged:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
January 13, 2004	33.000000	$0.3000	1,279,315
January 27, 2004	6.000000	$0.3000	232,986
February 3, 2004	5.000000	$0.3000	194,315
February 4, 2004	4.000000	$0.3000	155,470
February 18, 2004	46.300000	$0.3000	1,800,000

Total conversions/exchanges for prior holder of Series C Preferred Stock for 2004	94.300000		3,662,086

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

From the change of ownership through March 26, 2004, the following number of shares of Series C Preferred Stock, together with related accrued dividends, were converted:

February 17, 2004	7.000000	$0.2551	320,261
February 18, 2004	29.144380	$0.2551	1,333,402
February 18, 2004	19.961740	$0.2551	913,282
February 18, 2004	19.961740	$0.2551	913,282
February 18, 2004	31.269689	$0.2551	1,430,638
February 18, 2004	14.971300	$0.2551	684,961
February 18, 2004	4.990440	$0.2551	228,320
February 18, 2004	19.961740	$0.2551	913,282
February 18, 2004	10.000000	$0.2551	457,516
February 24, 2004	11.657700	$0.2551	533,358
February 25, 2004	10.928590	$0.2551	500,000
February 25, 2004	4.164800	$0.2551	190,546
February 25, 2004	31.269689	$0.2551	1,430,638
February 26, 2004	5.000000	$0.2551	228,758
February 26, 2004	10.000000	$0.2551	457,516
March 2, 2004	8.326899	$0.2551	380,969
March 4, 2004	8.000000	$0.2551	366,013
March 9, 2004	20.000000	$0.2551	915,032
March 12, 2004	11.657700	$0.2551	533,358
March 19, 2004	5.019190	$0.2551	229,636
March 19, 2004	15.000000	$0.2551	686,273
March 19, 2004	10.928590	$0.2551	500,000
March 22, 2004	20.730311	$0.2551	948,445

Total conversions of Series C Preferred Stock in 2004 by the new Investors	329.944498		15,095,486

10. RESTRUCTURING

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge was recorded as accrued restructuring charges or as a reduction of assets, as applicable.

During the year ended December 31, 2003, Andrea made payments of $4,012 and issued a returned merchandise credit of $122,174, which reduced the restructuring liability. During the year ended December 31, 2002, Andrea made payments of $135,147, which reduced the restructuring liability. As of December 31, 2003 and 2002, accrued restructuring charges were $238,391 and $364,577, respectively.

11. LICENSING AGREEMENT

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as deferred revenue ($1,666,680 of which is classified as current and $713,284 is classified as long-term as of December 31, 2003) in the accompanying consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3.0 million of which started to be recognized during the first quarter of 2002, and $2.0 million which started in the third quarter of 2002. During the years ended December 31, 2003 and 2002, $1,666,680 and $953,356, respectively, of license revenues were recognized.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

12. DISCONTINUED OPERATIONS

Sale of Aircraft Communication Products Division

On April 11, 2003, Andrea completed the sale of substantially all of the assets and liabilities of the Andrea Aircraft Communications Products division for approximately $3.8 million. Andrea received $2.5 million in cash, and approximately $1.3 million in notes which are payable in equal installments over the succeeding eleven month period. The sale resulted in a gain recorded in the quarter ended June 30, 2003, of approximately $2.24 million which reflects the difference between the purchase price of $3.8 million and the net assets sold (accounts receivable of $693,861, net inventories of $981,813, and accounts payable and accrued liabilities of $124,064). The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. Andrea Systems, LLC is a new entity that was established by a group of private investors (see Note 15, Legal Proceedings). As part of the sale, Andrea entered into a one-year transition services agreement with Andrea Systems, LLC pursuant to which the Company expects to receive approximately $307,000. In accordance with terms of the transition agreement, Andrea received $230,193 for the year ended December 31, 2003, which was included in rent and miscellaneous income in the accompanying consolidated statement of operations.

The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the years ended December 31, 2003 and 2002, respectively:

	For the Years Ended December 31,
	2003	2002
Revenues	$1,068,976	$3,308,021
Cost of Revenues	569,128	1,881,593

Gross margin	499,848	1,426,428

Research And Development Expenses	119,871	402,923

General, Administrative And Selling Expenses	87,726	335,613

Income from Discontinued Operations	292,251	687,892

Gain on Sale of Discontinued Operations	2,242,573	—

Income from Discontinued Operations	$2,534,824	$687,892

Aircraft Communication Products sales to the federal government and related subcontractors aggregated $525,068 and $1,401,233 for the years ended December 31, 2003 and 2002, respectively.

13. RETIREMENT PLAN

Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea did not make any contributions to this plan for the years ended December 31, 2003 and 2002.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

14. INCOME TAXES

Income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2003	2002
Federal:
Current	$—	$—
Deferred	(545,000)	(1,840,050)
State and Local:
Current	—	—
Deferred	—	(270,596)
Adjustment to valuation allowance related to net deferred tax assets	545,000	3,917,261

	$—	$1,806,615

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision for income taxes and cumulative effect for a change in accounting principle is as follows:

	For the Years Ended December 31,
	2003	2002
Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(1)%	(2)%
Core technology amortization	6%	1%
Impairment of intangible assets	19%	20%
Other	—%	1%
Change in valuation allowance for net deferred tax assets	10%	42%

	—%	28%

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	December 31,
	2003	2002
Long-term deferred tax assets:
Reserve for accrued expenses and trade credit	$858,000	$1,057,000
Allowance for doubtful accounts	22,000	28,000
Reserve for restructuring charges	93,000	142,000
Reserve for obsolescence	198,000	125,000
Inventory related to the restructuring that has not been liquidated	—	44,000
Deferred revenue	928,000	1,578,000
NOL carryforward	17,754,000	16,335,000

	19,853,000	19,309,000
Less: valuation allowance	(19,853,000)	(19,309,000)

Deferred tax asset, net	$—	$—

SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.

SFAS No. 109 further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Pursuant to a change in circumstances during the third quarter of Fiscal 2002, which caused a change in management’s judgment regarding the realizability of deferred tax assets, Andrea recorded a full valuation allowance against its net deferred tax assets, recognizing a

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

$1,806,615 non-cash charge to provision for income taxes. Andrea will provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests Andrea’s ability to utilize such assets.

As of December 31, 2003 Andrea had net operating loss and credit carryforwards of approximately $45.5 million expiring in varying amounts beginning in 2006 through 2023. Included in the fully reserved deferred tax asset of approximately $19.9 million, is approximately $5.6 million related to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statements of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a change of control of a company. Andrea has not performed an evaluation whether a change of control has taken place and as such, utilization of its net operating losses may be subject to substantial limitation in future periods.

15. COMMITMENTS AND CONTINGENCIES

Leases

Andrea’s corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in June 2008. Rent expense under this operating lease was approximately $614,000 for the years ended December 31, 2003 and 2002, respectively. In February 2004, Andrea entered into an amended operating lease to defer a portion of the payments due in 2004 to later periods in the lease. The net lease amount remains the same. As of December 31, 2003, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2004	$677,075
2005	805,941
2006	831,884
2007	812,268
2008	609,494

Total	$3,736,662

Employment Agreements

The Board of Directors of Andrea is currently in the process of negotiating an employment contract with the President and Chief Executive officer of the Company. At December 31, 2003, the future minimum cash commitments for 2004 aggregate $177,416 for this individual.

In August 2003, Paul E. Donofrio, President and Chief Executive Officer, and the Company entered into a Memorandum of Understanding regarding the terms of Mr. Donofrio’s employment. Pursuant to the Memorandum of Understanding, Mr. Donofrio will receive an initial annual base salary of $175,000, an initial stock grant of 350,000 options and a minimum annual prorated bonus of $50,000. Mr. Donofrio would also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. The term of this agreement can be extended for two additional one year terms and, if so, Mr. Donofrio’s base salary would be $200,000 and $225,000 in years two and three, respectively, with additional grants of stock options each year. The Company is currently in the process of drafting an employment agreement for Paul E. Donofrio, which incorporates all of the terms and conditions of the Memorandum of Understanding.

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, director and former President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004 (unaudited), the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its claims pending final outcome of the action.

On November 7, 2003, Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against Radha Soami Society Beas-America, current owner of the Company’s former building in Long Island City, seeking release of funds held in a post Closing Escrow and Indemnification Agreement of approximately $200,000, which is included in other assets, net, related to the sale of such premises. The defendant has filed opposing documents against the escrowed amount. The two parties are attempting to settle the suit outside of court.

Additionally, Andrea is involved in routine litigation incidental through the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

16. STOCK PLANS AND STOCK-BASED COMPENSATION

In 1991, the Board of Directors of Andrea (the “Board”) adopted the 1991 Performance Equity Plan (“1991 Plan”), which was approved by the shareholders. The 1991 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 4,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant. No further awards will be granted under the 1991 Plan.

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 5,275,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2003, there were 1,750,875 shares available for further issuance under the 1998 Plan.

In May 2003 and October 2003, the Board of Directors granted 35,000 stock options to each of two newly appointed directors. The grants provide for a vesting period of one year, an exercise price of $0.34 and $0.52, respectively, which was fair market value at the date of each grant, and a term of 10 years. In August 2003, the Board of Directors granted 350,000 stock options to the newly appointed President and Chief Executive Officer. The grant provides for a six month vesting period, an exercise price of $0.31, which was fair market value at the date of grant, and a term of 10 years. In November 2003, the Board of Directors granted 50,000 stock options to one of the Directors for his service as the chairperson on the Nominating and Compensation Committees. The grant provides for a six month vesting period, an exercise price of $0.50, which was fair market value at the date of grant, and a term of 10 years.

During the year ended December 31, 2003, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 60,000 shares of Common Stock with a fair market value of $0.50. During the year ended December 31, 2002, Andrea awarded 131,250 shares of stock, 93,750 of which were granted to outside directors and 37,500 to an employee, under the 1998 Plan, with a weighted average fair market value at the date of grant of $0.42 per share. Compensation expense related to these awards was $30,000 and $55,500 for the years ended December 31, 2003 and 2002, respectively.

During the year ended December 31, 2002, Andrea awarded 300,000 shares of stock to the Chairman of the Board of Directors and to the former President and Chief Executive Officer, with a weighted average fair market value at the date of grant of $0.68 per share. Compensation expense related to these awards was approximately $204,000 for the year ended December 31, 2002.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

Option activity during 2003 and 2002 is summarized as follows:

	Years Ended December 31,
	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,388,625	$6.00	4,213,125	$6.36
Granted	470,000	0.35	1,340,500	0.68
Exercised	—	—	—	—
Forfeited	(222,250)	3.15	(36,125)	1.66
Cancelled	(1,324,125)	4.48	(128,875)	0.95

Outstanding at end of period	4,312,250	$4.88	5,388,625	$5.11

Exercisable at end of period	3,767,250	$5.51	3,900,750	$6.00

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.31 to $ 0.47	385,000	9.58	$0.31	—	$—
0.48 to 0.71	1,117,500	4.67	0.67	1,032,500	0.69
0.72 to 1.08	2,500	0.42	0.79	2,500	0.79
1.09 to 1.64	5,000	7.51	1.63	2,500	1.63
1.65 to 2.48	154,750	6.05	1.76	82,250	1.77
2.49 to 3.73	10,000	6.93	3.30	10,000	3.30
3.74 to 5.61	647,500	1.84	5.37	647,500	5.37
5.62 to 8.43	1,288,000	2.68	6.32	1,288,000	6.32
8.44 to 12.66	332,000	0.71	8.92	332,000	8.92
12.67 to 19.00	370,000	2.70	14.27	370,000	14.27

$ 0.31 to $ 19.00	4,312,250	3.67	$4.88	3,767,250	$5.51

17. SEGMENT INFORMATION

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2003 and 2002:

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

2003 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2003
Net revenues from external customers	$2,359,176	$2,760,248	$5,119,424
Loss from operations	(6,097,737)	(925,286)	(7,023,023)
Depreciation and Amortization	165,547	133,483	299,030
Impairment of Intangible Assets	2,671,254	61,976	2,733,230

2002 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2002
Net revenues from external customers	$1,649,213	$2,285,437	$3,934,650
Loss from operations	(6,520,488)	(590,983)	(7,111,471)
Depreciation and Amortization	197,377	174,508	371,885
Impairment of Intangible Assets	12,458,872	—	12,458,872

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2003 and 2002, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:

Geographic Data	2003	2002
Sales:
United States	$4,630,887	$3,178,886
Foreign	488,537	755,764

	$5,119,424	$3,934,650

Accounts receivable:
United States	$560,762	$241,903
Foreign	50,660	170,946

	$611,422	$412,849

18. SUBSEQUENT EVENTS

On February 17, 2004, Andrea announced that it had entered into two agreements whereby, together with a separate transaction between the holder (the “Existing C Holder”) of the Series C Preferred Stock and certain third party investors (the “Series C Investors”):

•	The Existing C Holder would cease to own any of the Series C Preferred Stock or the warrant issued in connection with the Series B Preferred Stock as a result of (i) an exchange, pursuant to an Exchange and Termination Agreement of shares of Series C Preferred Stock and such warrant for 1.8 million shares of Common Stock, or such lesser number of shares necessary so that the Existing C Holder’s beneficial ownership would not exceed 9.99% of the outstanding Common Stock and (ii) the sale of the remaining Series C Preferred Stock to the Series C Investors.

•	The terms of the Series C Preferred Stock effectively would be revised pursuant to an Acknowledgment and Waiver Agreement between Andrea and the Series C Investors which among other things would:

(i)	eliminate the holders’ security interest in Andrea’s assets;

(ii)	eliminate any right of holders of the Series C Preferred Stock to require a redemption of the Series C Preferred Stock, with two limited exceptions which are within Andrea’s control;

(iii)	eliminate the future increases, based on a rate of 5% per year of the Stated Value of the unconverted balance of the Series C Preferred Stock, of the shares of Common Stock issuable upon conversion of Series C Preferred Stock; and

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(iv)	eliminate an existing election by a holder of Series C Preferred Stock to utilize a lower market price as the conversion price and reset the conversion price of the Series C Preferred Stock to $0.2551 per share of Common Stock from the existing $0.30 per share.

Andrea anticipates that as a result of the Acknowledgement and Waiver Agreement, it will be required to classify the Series C Preferred Stock as part of shareholders’ (deficit) equity on its consolidated Balance Sheet.

On February 23, 2004, Andrea entered into a Securities Purchase Agreement with the Series C Investors and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000 in Andrea as follows:

First Tranche of Financing - On February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Convertible Preferred Stock (the “Series D Preferred Stock”), convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock Warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The Warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share.

Second Tranche of Financing - In addition, subject to approval by Andrea’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Preferred Stock and Warrants, the Buyers have agreed to purchase for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Warrants to purchase an additional 2,500,000 shares of Common Stock. These Warrants will have an exercise price equivalent to the closing stock price of Andrea’s Common Stock on the trading day prior to their issuance, will be exercisable at any time after six months from issuance and will have a term of five years.

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions. Andrea agreed, in connection with the transactions involving the Series C Preferred Stock and the first tranche of the Series D Preferred Stock, to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. In addition, in connection with the second tranche sale of the Series D Preferred Stock, Andrea has agreed to pay Knightsbridge Capital an additional $50,000 and to issue a warrant exercisable for an aggregate of 62,500 shares of Common Stock. These warrants will have an exercise price equivalent to the closing stock price of Andrea’s Common Stock on the trading day prior to their issuance, will be exercisable at any time after six months from issuance and will have a term of five years.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ PAUL E. DONOFRIO
Name: Paul E. Donofrio
Title: President and Chief Executive Officer

Date:    March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA Douglas J. Andrea	Chairman of the Board and Director and Corporate Secretary	March 30, 2004

/s/ PAUL E. DONOFRIO Paul E. Donofrio	President, Chief Executive Officer and Director	March 30, 2004

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	March 30, 2004

/s/ JOHN R. CROTEAU John R. Croteau	Director	March 30, 2004

/s/ GARY A. JONES Gary A. Jones	Director	March 30, 2004

/s/ SCOTT M. KOONDEL Scott M. Koondel	Director	March 30, 2004

/s/ LOUIS LIBIN Louis Libin	Director	March 30, 2004

/s/ JOSEPH J. MIGLIOZZI Joseph J. Migliozzi	Director	March 30, 2004

/s/ JONATHAN D. SPAET Jonathan D. Spaet	Director	March 30, 2004

S-1