Form 10QSB
period 2004-03-31
ANDREA ELECTRONICS CORP
filed 2004-05-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2004, there are 47,929,616 common shares outstanding.

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,788,196	$1,725,041
Accounts receivable, net of allowance for doubtful accounts of $41,404 and $56,697, respectively	491,228	611,422
Note receivable	—	354,986
Inventories, net	1,133,501	1,301,791
Prepaid expenses and other current assets	249,601	181,018

Total current assets	3,662,526	4,174,258

Property and equipment, net	186,748	219,182
Intangible assets, net	4,690,357	4,805,630
Other assets, net	265,135	268,090

Total assets	$8,804,766	$9,467,160

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Trade accounts payable	$350,729	$731,092
Current portion of long-term debt	11,405	16,527
Accrued restructuring charges	—	238,391
Deferred revenue	1,658,453	1,666,680
Other current liabilities	902,556	1,714,439

Total current liabilities	2,923,143	4,367,129

Deferred revenue	304,841	713,284
Other liabilities	225,751	238,671

Total liabilities	3,453,735	5,319,084

Series C Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 0 and 677 shares, respectively; liquidation value: $0 and $6,771,876, respectively	—	6,692,603

Commitments and contingencies

Shareholders’ equity (deficiency):
Preferred stock, $.01 par value; authorized: 3,747,500 and 4,997,500 shares, respectively; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 247 and 0 shares, respectively; liquidation value: $2,471,256 and $0, respectively	2	—
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 1,250,000 shares; issued and outstanding: 1,250,000 and 0 shares, respectively; liquidation value: $1,250,000 and $0 respectively	12,500	—
Common stock, $.01 par value and $.01 par value, respectively; authorized: 200,000,000 shares; issued and outstanding: 46,269,763 and 27,245,932 shares, respectively	462,697	272,459
Additional paid-in capital	75,024,762	65,578,653
Deferred stock compensation	—	(2,673)
Accumulated deficit	(70,148,930)	(68,392,966)

Total shareholders’ equity (deficiency)	5,351,031	(2,544,527)

Total liabilities and shareholders’ equity (deficiency)	$8,804,766	$9,467,160

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Revenues
Product revenues	$927,652	$864,405
License revenues	416,670	416,670

Revenues	1,344,322	1,281,075

Sales returns recovery – restructuring	215,325	—

Net revenues	1,559,647	1,281,075

Cost of revenues	692,129	571,478

Gross margin	867,518	709,597

Research and development expenses	399,467	780,720

General, administrative and selling expenses	1,080,360	1,011,748

Loss from operations	(612,309)	(1,082,871)

Other income
Interest income, net	1,350	27,997
Rent and miscellaneous income	77,472	5,117

Other income	78,822	33,114

Loss from continuing operations	(533,487)	(1,049,757)

Income from discontinued operations, net of $0 tax	—	292,251

Net loss	(533,487)	(757,506)

Basic and diluted (loss) income per share:

Numerator for (loss) income per share:

Loss from continuing operations	$(533,487)	$(1,049,757)
Series C Redeemable Convertible Preferred Stock dividends	45,518	110,519
Series C Convertible Preferred Stock deemed dividend	469,465	—
Series D Convertible Preferred Stock beneficial conversion feature	753,012	—

Loss from continuing operations attributable to common shareholders – basic and diluted	(1,801,482)	(1,160,276)
Income from discontinued operations, net of $0 tax	—	292,251

Net loss attributable to common shareholders – basic and diluted	$(1,801,482)	$(868,025)

Denominator for (loss) income per share:

Basic and diluted weighted average shares	35,008,088	21,320,935

Basic and diluted loss from continuing operations per share	$(.05)	$(.05)
Basic and diluted income from discontinued operations per share	—	$.01

Basic and diluted net loss attributable to common shareholders per share	$(.05)	$(.04)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

	Common Stock Shares Outstanding	Common Stock	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ (Deficiency) Equity
Balance, January 1, 2004	27,245,932	$272,459	—	$—	—	$—	$65,578,653	$(2,673)	$(68,392,966)	$(2,544,527)

Conversions of Series C Redeemable Convertible Preferred Stock by previous holders	1,862,086	18,621	—	—	—	—	540,005	—	—	558,626
Conversion of Series C Convertible Preferred Stock from temporary equity to permanent equity	—	—	629.187593	6	—	—	6,219,639	—	—	6,219,645
Exchange of Series C Redeemable Convertible Preferred Stock	1,800,000	18,000	(46.300000)	(1)	—	—	59,379	—	—	77,378
Conversions of Series C Convertible Preferred Stock after the change in ownership	15,361,645	153,616	(335.761979)	(3)	—	—	407,523	—	—	561,136
Issuance of Series D Convertible Preferred Stock	—	—	—	—	1,250,000	12,500	1,237,500	—	—	1,250,000
Transaction costs in connection with the issuance of Series D Convertible Preferred Stock	—	—	—	—	—	—	(257,141)	—	—	(257,141)
Common Stock Warrants issued in connection with the conversion of the Series C Convertible Preferred Stock	—	—	—	—	—	—	62,221	—	—	62,221
Amortization of Deferred Stock Compensation	—	—	—	—	—	—	—	2,673	—	2,673
Series C Redeemable Convertible Preferred Stock dividends	—	—	—	—	—	—	(45,518)	—	—	(45,518)
Non-cash Series C Convertible Preferred Stock deemed dividend	—	—	—	—	—	—	469,465	—	(469,465)	—
Non-cash charge attributable to Series D Convertible Preferred Stock Beneficial conversion	—	—	—	—	—	—	753,012	—	(753,012)	—
Issuance of Common Stock	100	1	—	—	—	—	24	—	—	25
Net loss	—	—	—	—	—	—	—	—	(533,487)	(533,487)

Balance, March 31, 2004	46,269,763	$462,697	247.125614	$2	1,250,000	$12,500	$75,024,762	$—	$(70,148,930)	$5,351,031

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Loss from continuing operations	$(533,487)	$(1,049,757)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	149,771	299,565
Non-cash stock compensation expense	2,673	10,422
Provision for bad debt	(15,293)	—
Expense related to Common Stock Warrant issued in connection with the Series C Preferred Stock	62,221	—
Inventory reserve	(46,421)	71,186

Change in:
Accounts receivable	135,487	8,436
Inventories	214,711	93,879
Prepaid expenses and other current assets	(68,583)	72,417
Other assets, net	2,955	1,598
Trade accounts payable	(380,363)	(241,588)
Accrued restructuring charges	(238,391)	(778)
Deferred revenue	(416,670)	(416,670)
Other current and long term liabilities	(146,139)	(278,030)

Net cash used in continuing operations	(1,277,529)	(1,429,320)

Income from discontinued operations	—	292,251
Change in:
Assets from discontinued operations	—	(188,192)
Liabilities from discontinued operations	—	1,161

Net cash provided by discontinued operations	—	105,220

Net cash used in operating activities	(1,277,529)	(1,324,100)

Cash flows from investing activities:
Principal payments received on note receivable from sale of Aircraft Communications Products Division	354,986	—
Purchases of property and equipment	—	(5,275)
Patents and trademarks	(2,064)	(25,540)

Net cash provided by (used in) investing activities	352,922	(30,815)

Cash flows from financing activities:
Issuance of Common Stock	25	—
Net Proceeds from the issuance of the Series D Convertible Preferred Stock	992,859	—
Payment of debt obligations	(5,122)	(5,690)

Net cash provided by (used in) financing activities	987,762	(5,690)

Net increase (decrease) in cash and cash equivalents	63,155	(1,360,605)
Cash and cash equivalents, beginning of period	1,725,041	3,307,437

Cash and cash equivalents, end of period	$1,788,196	$1,946,832

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deemed dividend attributable to Series C Convertible Preferred Stock	$469,465	$—

Beneficial conversion charge attributable to Series D Convertible Preferred Stock	$753,012	$—

Conversion of Series B Redeemable Convertible Preferred Stock into common stock	$—	$229,874

Conversion of Series C Redeemable Convertible Preferred Stock into common stock	$1,197,140	$—

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

These unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepting in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea’s annual report on Form 10-KSB for the year ended December 31, 2003.

Management’s Liquidity Plans - As of March 31, 2004, Andrea had working capital of $739,383 and cash on hand of $1,788,196. Andrea incurred a loss from operations of $533,487 for the quarter ended March 31, 2004. On February 17, 2004, Andrea entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received the first tranche of financing, $1.25 million on February 23, 2004, and subject to approval by the Company’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Convertible Preferred Stock (“Series D Preferred Stock”) and Warrants, the Buyers have agreed to invest an additional $1.25 million in a second tranche of financing (Note 4).

In addition to the proceeds from the Securities Purchase Agreement, Andrea plans to continue to improve its cash flows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as placing heightened emphasis on its sales and marketing efforts.

As of May 10, 2004, Andrea has approximately $1.6 million of cash. Andrea also expects to raise an additional $1.25 million upon shareholder approval and registration with the U.S. Securities and Exchange Commission for the sale of the second tranche of Series D Convertible Preferred Stock and Warrants. As a result, management believes that Andrea has sufficient liquidity available for Andrea to operate through at least March 2005. If Andrea does not receive shareholder approval on the $1.25 million second tranche of financing, Andrea may not have sufficient liquidity though at least March 2005. However, even with the $1.25 million second tranche of financing, the Company anticipates that additional liquidity will be required in early 2005. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets. Andrea has no commitment for additional financing, other than the $1.25 million second tranche of financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

In May 2003, Andrea received a non-compliance notice from the American Stock Exchange (“AMEX” or “the Exchange”) indicating that it is below certain of the Exchange’s continued listing standards. In accordance with Section 1009 of the Amex Company Guide, Andrea was afforded the opportunity to submit a plan of compliance to the Exchange. The plan is to outline what action the Company will take, or has taken to bring the Company into compliance with the continued listed standards within an 18-month period. On June 25, 2003, Andrea presented its plan to the Exchange. On August 13, 2003 the Exchange notified Andrea that it has accepted the Company’s plan of compliance and granted an extension of time to November 23, 2004 to regain compliance with the continued listing standards. Andrea will be subject to periodic review by the Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange. There can be no assurance that the Company’s plan will be successful. Additionally, it is not possible to predict the impact that delisting from the Exchange would have on Andrea.

Note 2.	Summary of Significant Accounting Policies

Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities and the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Revenue Recognition - Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition in Financial Statement.” License revenue is recognized based on the terms and conditions of individual contracts. In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Loss Per Share - Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the exercise of stock options, warrants and convertible preferred stock are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

        Total potential common shares as of March 31, 2004:

Options to purchase common stock	2,396,500
Series C Convertible Preferred Stock and related accrued dividends	11,306,392
Series D Convertible Preferred Stock and related Warrants (Note 4)	7,877,094

Total potential common shares as of March 31, 2004	21,579,986

Stock-Based Compensation - At March 31, 2004, Andrea had two stock-based employee compensation plans. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Andrea had applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

	For the Three Months Ended March 31,
	2004	2003
Net loss attributable to common shareholders as reported	$(1,801,482)	$(868,025)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	25,363	235,556

Pro forma net loss attributable to common shareholders	$(1,826,845)	$(1,103,581)

Basic and diluted net loss attributable to common shareholders per share as reported	$(.05)	$(.04)

Basic and diluted pro forma net loss attributable to common shareholders per share	$(.05)	$(.05)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period ended March 31, 2003:

Expected life in years	4
Risk-free interest rates	4.09%
Volatility	190%
Dividend yield	0%

There were no stock options granted during the three month period ended March 31, 2004.

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at March 31, 2004 and 2003.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of the deferred revenue as well as other service related revenues to one customer were approximately 33% and 34% of the total net revenues for the three months ended March 31, 2004 and 2003, respectively and accounted for 23% and 0% of total accounts receivable at March 31, 2004 and 2003, respectively.

During the three months ended March 31, 2004 and 2003, Andrea purchased a substantial portion of its finished goods from one supplier. Purchases from this supplier amounted to 63% and 50%, respectively, of total purchases. At March 31, 2004 and 2003, the amount due to this supplier included in accounts payable were $0 and $219,127, respectively.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	March 31, 2004	December 31, 2003
Raw materials	$572,695	$668,929
Work-in-process	838	19,621
Finished goods	1,253,832	1,353,526

	1,827,365	2,042,076

Less: reserve for obsolescence	(693,864)	(740,285)

	$1,133,501	$1,301,791

Goodwill And Other Intangible Assets

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended March 31, 2004 and 2003, amortization expense was $117,338 and $194,348.

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset(s) will be established. This new cost basis will be net of any recorded impairment. Management recorded an impairment charge of $2,444,161 related to its core technology during the quarter ended December 31, 2003. Additionally, management recorded an impairment charge of $289,069 relating to its trademarks and patents.

Note 3.	Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2003, there were 677.187593 shares of Series C Preferred Stock outstanding, which was recorded net of the unaccreted present value of the transaction costs of $79,273. Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum was convertible into Common Stock at a conversion price of $0.30. This conversion price was subject to change based on various events, including the announcement of a major transaction or upon certain triggering events. In addition, upon announcement of a major transaction or upon certain triggering events, as defined, the investors had the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a defined redemption price. If Andrea were unable to effect such redemption, the company would be subject to additional penalties. Due to these redemption features, the Series C Preferred Stock was presented outside of shareholders’ equity (deficiency) in the accompanying condensed consolidated balance sheets for the period ending December 31, 2003.

In 2002, Andrea announced that a triggering event had occurred and that as a result of the trigger, the investor had the right to require Andrea to redeem all of the Series C Preferred Stock. The investor agreed, in a Waiver Agreement, to waive its right to receive the aggregate Triggering Event Redemption Price (as defined in the Certificate of Amendment) (together with any interest and related cash payments or penalties thereon) the investor was otherwise entitled to as a result of the existing triggering event until April 7, 2007. In addition, the investor agreed to waive, until April 7, 2007, its right to receive the aggregate Triggering Event Redemption Price, as defined, (together with any interest and related cash payments or penalties thereon) with respect to (1) any future triggering event relating to additional registration failures, provided that the existing registration statements remain effective and available to the investor for the number of shares covered by such registration statements as of the date of the waiver (less any future sales made pursuant to such registration statements), and (2) any future triggering event relating to the delisting of Andrea’s Common Stock, provided that the Common Stock is thereafter authorized for trading on the OTC Bulletin Board. In addition, the investor agreed to waive, until April 7, 2007, Andrea’s obligation to register any additional shares and Andrea’s obligation to make certain cash payments, if any, for its failure to register any additional shares. Finally, the investor acknowledged that no Maturity Date Redemption Price (as defined) was due on October 10, 2002. The investor’s waivers described above shall be null and void immediately, however, upon the earlier of April 7, 2007, if such Triggering Event Redemption Price is not paid on April 7, 2007, the first date on which Andrea fails to comply in any material respect with the terms of the Waiver Agreement and related agreements entered into between Andrea and the investor or the first date on which Andrea is insolvent.

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

On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement and that certain third party investors (the “Series C Investors”) had purchased 582.887593 shares of the Series C Preferred Stock from the holder of such Series C Preferred Stock (the “Existing C Holder”). Pursuant to the Exchange and Termination Agreement, the Existing C Holder would exchange 46.3 shares of the Series C Preferred Stock in exchange for 1.8 million shares of Common Stock and cease to own any of the Series C Preferred Stock. In the Acknowledgment and Waiver Agreement between Andrea and the Series C Investors, the terms of the Series C Preferred Stock effectively would be revised, which among other things would: (i) eliminate the holders’ security interest in Andrea’s assets; (ii) eliminate any right of holders of the Series C Preferred Stock to require a redemption of the Series C Preferred Stock, with two limited exceptions which are within Andrea’s control; (iii) eliminate the future increases, based on a rate of 5% per year of the Stated Value of the unconverted balance of the Series C Preferred Stock, of the shares of Common Stock issuable upon conversion of Series C Preferred Stock; and (iv) eliminate an existing election by a holder of Series C Preferred Stock to utilize a lower market price as the conversion price and reset the conversion price of the Series C Preferred Stock to $0.2551 per share of Common Stock from the existing $0.30 per share.

As a result of the Acknowledgement and Waiver Agreement, the Series C Preferred Stock was presented as part of shareholders’ equity (deficiency) in the accompanying condensed consolidated balance sheets for the period ending March 31, 2004. Additionally, unaccreted Series C Preferred Stock transaction costs of $72,231 were charged as a reduction to Additional Paid in Capital. In addition, during the three-month period ended March 31, 2004 we recorded a non-cash deemed dividend of $469,465, which represents a prorata portion of the consideration resulting from the reduction of the conversion price of Series C Preferred Stock.

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related Warrants. In connection with the transactions related to the Series C Preferred Stock and the initial issuance of the Series D Preferred Stock, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. Andrea allocated fifty percent of these transactions costs to each of the Series C Preferred Stock and the Series D Preferred Stock. As such, $150,000 of the $300,000 payment to Knightsbridge Capital, $62,221 of the $124,442 expense related to the issuance of the warrants and other legal and transaction costs of $101,903 were included in General, administrative and selling expenses for the period ended March 31, 2004.

Prior to the change of ownership, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted in the three months ended March 31, 2004:

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

From the change of ownership through March 31, 2004, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
February 17, 2004	7.000000	$0.2551	320,261
February 18, 2004	29.144380	$0.2551	1,333,402
February 18, 2004	19.961740	$0.2551	913,282
February 18, 2004	19.961740	$0.2551	913,282
February 18, 2004	31.269689	$0.2551	1,430,638
February 18, 2004	14.971300	$0.2551	684,961
February 18, 2004	4.990440	$0.2551	228,320
February 18, 2004	19.961740	$0.2551	913,282
February 18, 2004	10.000000	$0.2551	457,516
February 24, 2004	11.657700	$0.2551	533,358
February 25, 2004	10.928590	$0.2551	500,000
February 25, 2004	4.164800	$0.2551	190,546
February 25, 2004	31.269689	$0.2551	1,430,638
February 26, 2004	5.000000	$0.2551	228,758
February 26, 2004	10.000000	$0.2551	457,516
March 2, 2004	8.326899	$0.2551	380,969
March 4, 2004	8.000000	$0.2551	366,013
March 9, 2004	20.000000	$0.2551	915,032
March 12, 2004	11.657700	$0.2551	533,358
March 19, 2004	5.019190	$0.2551	229,636
March 19, 2004	15.000000	$0.2551	686,273
March 19, 2004	10.928590	$0.2551	500,000
March 22, 2004	20.730311	$0.2551	948,445
March 30, 2004	5.817481	$0.2551	266,159

Total conversions of Series C Preferred Stock by the new Investors from the change in ownership through March 31, 2004	335.761979		15,361,645

Subsequent to March 31, 2004 through May 10, 2004, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
April 15, 2004	3.336459	$0.2551	152,648
April 15, 2004	15.000004	$0.2551	686,274
April 15, 2004	10.009630	$0.2551	457,956
April 15, 2004	5.019190	$0.2551	229,636
April 28, 2004	2.914425	$0.2551	133,339

Total conversions of Series C Preferred Stock by the new Investors from March 31, 2004 through May 10, 2004	36.279708		1,659,853

As of May 10, 2004, there are 210.845906 shares of Series C Preferred Stock outstanding, which is convertible into 9,646,537 shares of Common Stock.

Note 4.	Series D Redeemable Convertible Preferred Stock

On February 23, 2004, Andrea entered into a Securities Purchase Agreement with the Series C Investors and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000. In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock Warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The Warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share.

In addition, subject to approval by Andrea’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Preferred Stock and Warrants, the Buyers have agreed to purchase for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Warrants to purchase an additional 2,500,000 shares of Common Stock. These Warrants will have an exercise price equivalent to the closing price of Andrea’s Common Stock on the trading day prior to their issuance, will be exercisable at any time after six months from issuance and will have a term of five years.

Knightsbridge Capital served as a financial advisor to Andrea in connection with the initial issuance of the Series D Preferred Stock and the transaction related to the Series C Preferred Stock. In connection with the transactions related to the Series C Preferred Stock and the initial issuance of the Series D Preferred Stock and related Warrants, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. Andrea allocated fifty percent of these transactions costs to each of the Series C Preferred Stock and the Series D Preferred Stock. As such, $150,000 of the $300,000 payment to Knightsbridge Capital, and $62,221 of the $124,442 expense related to the issuance of the warrants offset net Series D Preferred Stock proceeds and were recorded as a decrease in additional paid in capital for the period ended March 31, 2004. In addition, in connection with the second tranche of sale of the Series D Preferred Stock and related Warrants, Andrea has agreed to pay Knightsbridge Capital an additional $50,000 and to issue a warrant exercisable for an aggregate of 62,500 shares of Common Stock. These warrants will have an exercise price equivalent to the closing price of Andrea’s Common Stock on the trading day prior to their issuance, will be exercisable at any time after six months from issuance and will have a term of five years.

In accordance with Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, Andrea recorded a non-cash charge of $753,012 to accumulated deficit in the first quarter of 2004. The non-cash charge measures the difference between the relative fair value of the Series D Preferred Stock and the fair market value of the shares of Andrea’s Common Stock issuable pursuant to the conversion terms on the date of issuance. This charge represents the maximum charge under this standard for this issuance.

Including the expenses related to Knightsbridge Capital allocated to the Series D Preferred Stock, the total transaction costs associated with the issuance of the first 1,250,000 shares was $257,141. These charges are included in the accompanying condensed consolidated financial statements as a reduction of Additional Paid in Capital.

As of May 10, 2004, there are 1,250,000 shares of Series D Preferred Stock and 2,877,094 related warrants outstanding, which is convertible into 7,877,094 shares of Common Stock.

Note 5.	Restructuring Accrual

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge was recorded as accrued restructuring charges or as a reduction of assets, as applicable. During the three months ended March 31, 2004, Andrea reversed the restructuring accrual by $238,391, which reduced the restructuring liability to zero. $215,325 of the reversal was recorded as Sales returns recovery – restructuring and $23,066 of the reversal was recorded as a reduction in operating expenses, which was where the charges were initially recorded. During the three months ended March 31, 2003, Andrea made payments of $778, which reduced the restructuring liability.

Note 6.	Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as deferred revenue ($1,658,453 of which is classified as current and $304,841 is classified as long-term as of March 31, 2004) in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million, which started to be recognized in the third quarter of 2002. During the three months ended March 31, 2004 and March 31, 2003, $416,670 of license revenues was recognized in the accompanying condensed consolidated statement of operations.

Note 7.	Commitments And Contingencies

Leases

Andrea’s corporate headquarters are located in Melville, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in October 2008. Rent expense under this operating lease was $153,420 for the three-month period ended March 31, 2004 and 2003. In February 2004, Andrea entered into an amended operating lease to defer a portion of the rent payments due in 2004 to later periods in the lease. The net lease amount remains the same. As of March 31, 2004, the minimum future lease commitments, under this lease and all other noncancellable operating leases, are as follows:

2004 (April to December 31)	$545,225
2005	816,283
2006	842,225
2007	816,577
2008	609,494

Total	$3,629,804

Employment Agreements

In August 2003, Paul E. Donofrio joined the Company as its President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Donofrio will receive an initial annual base salary of $175,000, an initial stock grant of 350,000 options and a minimum annual prorated bonus of $50,000. Mr. Donofrio would also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. The term of this agreement can be extended for two additional one year terms and, if so, Mr. Donofrio’s base salary would be $200,000 and $225,000 in years two and three, respectively, with additional grants of stock options each year. At March 31, 2004, the future minimum cash commitments under this agreement aggregate $87,500.

The Compensation Committee of the Board of Directors of Andrea is currently in the process of negotiating an employment contract with the Chairman of the Board.

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

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2004 and 2003:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$734,527	$825,120	$1,559,647
Loss from operations	(410,636)	(201,673)	(612,309)
Depreciation and amortization	132,842	16,929	149,771

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2003
Net revenues from external customers	$513,798	$767,277	$1,281,075
Income (loss) from operations	(1,164,400)	81,529	(1,082,871)
Depreciation and amortization	262,658	36,907	299,565

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2004 and 2003, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	March 31, 2004	March 31, 2003
Net revenues:
United States	$1,277,110	$1,116,950
Foreign	282,537	164,125

	$1,559,647	$1,281,075

Accounts receivable:
United States	$460,084	$273,735
Foreign	31,144	130,678

	$491,228	$404,413

Note 9.	Discontinued Operations

Sale of Aircraft Communication Products Division

On April 11, 2003, Andrea completed the sale of substantially all of the assets and liabilities of the Andrea Aircraft Communications Products division for approximately $3.8 million. Andrea received $2.5 million in cash, and approximately $1.3 million in notes which are payable in equal installments over the succeeding eleven month period. As of March 31, 2004, the note has been paid in full. The sale resulted in a gain recorded in the quarter ended June 30, 2003, of approximately $2.24 million which reflected the difference between the purchase price of $3.8 million and the net assets sold (accounts receivable of $693,861, net inventories of $981,813, and accounts payable and accrued liabilities of $124,064). The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. The consideration for the sale was determined through arms-length negotiations between Andrea and Andrea Systems, LLC. Andrea Systems, LLC is a new entity that was established by a group of private investors. As part of the sale, Andrea entered into a one-year transition services agreement with Andrea Systems, LLC pursuant to which the Company received approximately $307,000 for the one-year period ending March 31, 2004.

During the quarter ended March 31, 2003, Andrea committed to a plan to sell its Aircraft Communications Products division. Accordingly, the results of operations and the assets and liabilities of this division are presented as discontinued operations for the period. The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the three-month period ended March 31, 2003:

March 31, 2003
Net sales	$1,068,976
Cost of sales	569,128

Gross margin	499,848

Research and development expenses	119,871

General, administrative and selling expenses	87,726

Income from Discontinued Operations	$292,251

Sales to the federal government and related subcontractors aggregated $525,068 for the three months ended March 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 6 of our condensed consolidated financial statements, for example). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At March 31, 2004 and December 31, 2003, our allowance for doubtful accounts was $41,404 and $56,697 respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of approximately $1.1 million and $1.3 million at March 31, 2004 and December 31, 2003 are net of reserves of approximately $0.7 million and $0.7 million, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

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

Andrea accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions, which may affect Andrea. In order to test for recoverability, during the quarter ended December 31, 2003, Andrea compared the sum of an undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Since the results of this test indicated that there was an impairment, Andrea utilized the fair value method to measure the amount of the impairment. The difference between the fair value and the carrying value resulted in an impairment charge of $2,444,161. At December 31, 2003 the net book value of Andrea’s core technology was $4,414,211, which Andrea will continue to amortize over the remaining life of the asset. Additionally, during the quarter ended December 31, 2003 Andrea committed to a plan to abandon certain trademarks and patents before the end of its previously estimated useful life. Andrea recorded an impairment charge of $289,069 to its trademarks and patents. The net value of Andrea’s core technology and patents and trademarks at March 31, 2004 is $4,303,856 and $386,501 respectively.

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”(“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2004 (the “2004 First Quarter”) compared to the three months ended March 31, 2003 (the “2003 First Quarter”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2004 First Quarter were approximately $1.6 million. Net loss for the 2004 First Quarter was approximately $0.5 million. During the 2004 First Quarter, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004, and subject to approval by the Company’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Convertible Preferred Stock and Warrants, the Buyers have agreed to invest an additional $1.25 million. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost-reduction, production efficiencies and further diversification of our business. Although we intend to continue improving cash flows by reducing overall expenses, we may not be able to easily and quickly implement such initiatives and, if our revenues remain flat or decline, our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations (other than goodwill). At December 31, 2003, we recorded an impairment charge of approximately $2.4 million to our Core Technology associated with the Lamar acquisition. In addition, during the three-month period ended March 31, 2004 we recorded a non-cash deemed dividend of approximately $0.5 million representing a prorata portion of the consideration given in connection with the Series C Preferred Stock’s Acknowledge and Waiver Agreement and a non-cash charge of approximately $0.7 million relating to the intrinsic value of the realization of a contingent beneficial conversion feature related to the Company’s initial issuance of the Series D Convertible Preferred Stock. As a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected, and could result in our delisting on the American Stock Exchange.

In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in the sale of Andrea. On February 17, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004, and subject to approval by the Company’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Convertible Preferred Stock and Warrants, the Buyers have agreed to invest an additional $1.25 million. Given our current financial condition and market conditions, it may be difficult to attract additional financings on favorable terms, or at all, as compared to prior periods. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in obtaining financings or access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange (see Note 1 of our Condensed Consolidated Financial Statements).

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 47,929,616 were outstanding as of May 10, 2004. The number of shares outstanding does not include 30,549,256 shares of common stock that are presently issuable. These shares are comprised of: a) 5,463,125 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan, and shares of our common stock reserved for further awards under the 1998 Stock Plan; b) 9,646,537 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; c) 5,000,000 shares of common stock issuable upon conversion of the first tranche of the Series D Preferred Stock; d) 2,877,094 of common stock issuable upon exercise of warrants relating to the first tranche of the Series D Preferred stock; e) 5,000,000 shares of common stock issuable upon conversion of the second tranche of the Series D Preferred Stock; and f) 2,562,500 of common stock issuable upon exercise of warrants relating to the second tranche of the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of May 10, 2004, we had 210.845892 shares of Series C Preferred Stock, 1,250,000 shares of Series D Preferred Stock and 2,877,094 Common Stock Warrants outstanding. Upon shareholder approval and registration with the U.S. Securities and Exchange Commission there will be an additional 1,250,000 shares of Series D Preferred Stock and 2,562,500 of related warrants issued. Both the Series C Preferred Stock and the Series D Preferred Stock are convertible into shares of common stock, subject to ownership limitations that prohibit the holders of the preferred stock from owning more than 4.99% of the outstanding shares of common stock at the time of conversion. These restrictions do not prevent purchasers from converting and selling some of their holdings and then later converting the rest of their holdings and at the option of the holder these restrictions may be eliminated with respect to the Series D and related warrants.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the quarter ended March 31, 2004 and 2003, net revenues to customers outside the United States accounted for approximately 18% and 13%, respectively, of our net revenues. International revenues and operations are subject to a number of risks, including:

•	trade restrictions in the form of license requirements;

•	restrictions on exports and imports and other government controls;

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations;

•	problems in establishing and managing distributor relationships;

•	general economic conditions; and

•	political and economic instability or conflict.

To date, we have invoiced our international revenues in U.S. dollars, and have not engaged in any foreign exchange or hedging transactions. We may not be able to continue to invoice all of our revenues in U.S. dollars in order to avoid engaging in foreign exchange or hedging transactions. If we are required to invoice any material amount of international revenues in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition or require us to incur hedging costs to counter such fluctuations.

We face risk from operating in Israel.

One of our research and development and customer support facilities is located in the State of Israel and, as a result, certain of our key research and development employees are located there as well. Although substantially all of our revenues currently are being made to customers outside Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved.

If we are unable to attract and retain the necessary managerial, technical and other personnel necessary for our business, then our business, results of operations and financial condition will be harmed.

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain highly qualified managers and technical personnel. As of the date of this filing, the Compensation Committee of the Board of Directors of Andrea Electronics is in the process of negotiating an employment contract with the Chairman of the Board of the Company. Competition for qualified personnel is intense and we may not be able to attract, assimilate or retain qualified personnel in the future.

Results Of Operations

Quarter ended March 31, 2004 compared to Quarter ended March 31, 2003.

Net Revenues

Net Revenues for the 2004 First Quarter were $1,559,647, an increase of 22% from net revenues of $1,281,075 for the 2003 First Quarter. Included in the 2004 First Quarter net revenues was $215,325 in Sales Return Recovery—Restructuring, representing a reversal of a restructuring accrual. This increase in net revenues reflects a 43% increase in net revenues of Andrea DSP Microphone and Audio Software Products to $734,527, or 47% of total net revenues and a 8% increase in net revenues of Andrea Anti-Noise Products to $825,120, or 53% of total net revenues. The increase in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to increased product shipments to several of our OEM customers. Included in our Andrea DSP Microphone and Audio Software Products net revenues is $416,670 of licensing revenue recognized related to our agreements with Analog Devices. The unamortized portion of the same license agreements is recorded as deferred revenue ($1,658,453 of which is classified as current and $304,841 is classified as long-term) as of March 31, 2004. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. The increase in net revenues of Andrea Anti-Noise Headset Products is due to the $215,325 reversal of a restructuring accrual included in Sales return recovery – restructuring partially offset by decreased product shipments to several of our OEM customers and, to a lesser extent, businesses utilizing distance learning and on-line collaboration software.

Cost of Revenues

Cost of revenues as a percentage of revenues for the 2004 First Quarter decreased to 44% from 45% for the 2003 First Quarter. This decrease primarily reflects the impact of the changes in the composition of our revenues as described under “Net Revenues” above.

Research and Development

Research and development expenses for the 2004 First Quarter decreased 49% to $399,467 from $780,720 for the 2003 First Quarter. This decrease is primarily due to cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the company’s strategic focus being re-directed towards sales and marketing efforts. Notwithstanding this decline, the substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea Anti-Noise headset products. For the 2004 First Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $317,495, or 79% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $81,972, or 21% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to continue to reduce, where possible, the relatively high levels of such expenses during fiscal 2004.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 7% to $1,080,360 for the 2004 First Quarter from $1,011,748 for the 2003 First Quarter. This increase is predominately related to transaction costs associated with restructuring the Series C Preferred Stock of approximately $314,124, partially offset by cost reduction efforts pertaining to employee compensation and related benefit cost, legal and patent expenses, promotional costs, and amortization and depreciation expenses. As part of our overall effort to conserve cash, we intend to reduce where possible the relatively high levels of such expenses during the remaining fiscal of 2004.

Other Income

Other income for the 2004 First Quarter was $78,822 compared to other income of $33,114 for the 2003 First Quarter. This increase in other income is primarily the result of rental income received as a result of the transition agreement involved with the discontinued operations.

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

Discontinued Operations

We sold our Aircraft Communications Products division on April 11, 2003. The purchase price was comprised of $2.5 million in cash, and approximately $1.3 million in notes payable in equal installments over the succeeding 11-month period. The gain on the sale, recorded in the second quarter of 2003, was approximately $2.24 million. The results of the Aircraft Communication Products division for the 2003 First Quarter have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Operating income from discontinued operations was approximately $292 thousand for the 2003 First Quarter. Aircraft Communications Products revenues, included within the discontinued operations line item, during the 2003 First Quarter were $1.1 million.

Net Loss

Net loss for 2004 First Quarter was $533,487 compared to a net loss of $757,506 for the 2003 First Quarter. The net loss for the 2004 First Quarter principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At March 31, 2004, we had cash and cash equivalents of $1,788,196 compared with $1,725,041 at December 31, 2003. The balance of cash and cash equivalents at March 31, 2004 is primarily a result of Andrea’s issuance and sale of $1,250,000 of its Series D Preferred Stock and Warrants on February 23, 2004, partially offset by gross cash outflows from operations.

Working capital balance at March 31, 2004 was $739,383 compared to a working capital deficit of $192,871 at December 31, 2003. The increase in working capital reflects a decline in total current assets of $511,732 coupled with a decrease in total current liabilities of $1,443,986. The decline in total current assets reflects an increase in cash and cash equivalents of $63,155, a decrease in accounts receivable of $120,194, a decrease in notes receivable of $354,986, a decrease in inventory of $168,290 and an increase in prepaid expenses and other current assets of $68,583. The decline in total current liabilities reflects a decrease in trade accounts payable of $380,363, a decrease in current portion of long-term debt of $5,122, a decrease of $238,391 in accrued restructuring charges, a decrease of $8,227 in short-term deferred revenue and a decrease of $811,883 in other current liabilities. The significant decrease in other current liabilities is primarily a result of the decrease in accrued dividends associated with the substantial Series C Preferred Stock conversions during the 2004 First Quarter.

The increase in cash and cash equivalents of $63,155 reflects $1,277,529 of net cash used in operating activities, $352,922 of net cash provided by investing activities and $987,762 of net cash provided by financing activities.

The cash used in operating activities of $1,277,529, excluding non-cash charges, is primarily attributable to the $533,487 net loss from operations for the quarter ended March 31, 2004, a $135,487 decrease in accounts receivable, a $214,711 decrease in inventory, a $68,583 increase in prepaid expenses and other current assets, a $2,955 decrease in other assets, a $380,363 decrease in accounts payable, a $146,139 decrease in other current and long-term liabilities, a $238,391 decrease in accrued restructuring charges and a $416,670 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2003 as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash provided by investing activities of $352,922 reflects principal payments received on the note receivable of $354,986 associated with the sale of the Aircraft Communications Products Division partially offset by an increase in patents and trademarks of $2,064. The slight increase in patents and trademarks reflects modest capital expenditures associated with intellectual property related to our Andrea DSP Microphone and Audio Software products.

The net cash provided by financing activities of $987,762 reflects net proceeds of $992,859 received from the first issuance of the Series D Preferred Stock and Warrants, a small payment received related to the issuance of Common Stock partially offset by payments related to the debt we assumed in connection with the acquisition of Lamar.

We believe that it will be necessary to continue to raise additional working capital to support operations. In recent years, we have sustained significant operating losses and we have been unable to generate sufficient cash flow from operations to meet our operating needs. Correspondingly, from time to time during the past several years, we have raised capital from external sources. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. In April 2003, we sold our Aircraft Communications Products division for approximately $3.8 million. On February 17, 2004, Andrea entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004, and subject to approval by the Company’s shareholders and registration with the U.S. Securities and Exchange Commission of the common shares underlying the Series D Convertible Preferred Stock and Warrants, the Buyers have agreed to invest an additional $1.25 million.

We plan to continue to improve our cash flows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursue 1) existing opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of May 10, 2004, including receipt of the initial $1.25 million from the Securities Purchase Agreement, Andrea has approximately $1.6 million (unaudited) of cash. During 2003, we utilized approximately $5.0 million in cash. We expect our cash utilization rate to decrease as a result of planned reductions of certain administrative, overhead and research and development expenses. As a result, we believe that we have sufficient liquidity available to continue in operation through at least March 2005. In the event that we are not able to obtain shareholder approval and registration with the U.S. Securities and Exchange commission with respect to the funding of the $1.25 million remaining balance of the Securities Purchase Agreement, we may not have sufficient liquidity through March 2005. Additionally, to the extent the Company does not experience growth from its remaining business segments, additional liquidity will be required in early 2005. Accordingly, if we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to continue to significantly reduce our operating expenses and/or operations or we may have to relinquish our products, technologies or markets. We have no commitment for additional financing, other than the funding of the $1.25 million remaining balance of the Securities Purchase Agreement and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITEIS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 10 – Employment Agreement, dated as of August 4, 2003, by and between Paul E. Donofrio and the Registrant
Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications
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

On March 16, 2004, Andrea furnished a Current Report on Form 8-K reporting that it had issued a press release announced its financial results for the quarter and year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ PAUL E. DONOFRIO
Name: Paul E. Donofrio
Title: President and Chief Executive Officer

Date:	May 14, 2004

/s/ PAUL E. DONOFRIO	President, Chief Executive Officer and Director	May 14, 2004
Paul E. Donofrio

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 14, 2004
Corisa L. Guiffre	Assistant Corporate Secretary

EXECUTIVE EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT (the “Agreement”), as of the 4th day of August, 2003 by and between ANDREA ELECTRONICS CORPORATION (the “Company”), a New York corporation, and PAUL E. DONOFRIO (the “Executive”).

W I T N E S S E T H:

WHEREAS, the Company desires to hire and continue the employment of the Executive and to enter into an employment agreement embodying the terms of such continued employment;

WHEREAS, the Executive desires to enter into this Agreement and to accept such employment, subject to the terms and provisions of this Agreement;

NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein and for other good and valuable consideration, the receipt of which is mutually acknowledged, the Company and the Executive (individually a “Party” and together the “Parties”) agree as follows:

1.	Definitions.

(a) “Base Salary” shall mean the Executive’s base salary in accordance with Section 4(a) below.

(b) “Board” shall mean the Board of Directors of the Company.

(c) “Business” shall mean the design, development and manufacture of state-of-the-art microphone technologies and products for enhancing speech-based applications and audio applications software and communications that require high quality, clear voice signals primarily for the following markets: (i) personal computing (primarily for speech recognition applications and voice communication over the Internet); (ii) audio and video conferencing; (iii) in-vehicle communications (to enable untethered, hands-free communication); and (iv) call centers.

(d) “Cause” shall mean that the Board reasonably concludes, in good faith and after investigation, that: (i) the Executive engaged in conduct which is a felony under the laws of the United States or any state or political subdivision thereof; (ii) the Executive engaged in conduct constituting breach of fiduciary duty or breach of the duty of loyalty, willful misconduct relating to the Company (including acts of employment discrimination or sexual harassment), embezzlement, or fraud; (iii) the Executive breached his obligations or covenants under this Agreement in any material respect; (iv) any material violation by the Executive of any law or regulation applicable to the business of the Company or any of its affiliates; (v) the Executive substantially and willfully refused to follow a proper directive of the Board within the scope of the Executive’s duties (which shall be capable of being performed by the Executive with reasonable effort) after written notice from the Board specifying the performance required and the Executive’s failure to perform within 30 days after such notice; (vi) the Executive engaged in an act or acts of dishonesty or misrepresentation that materially affects the business or the financial condition of the Company; or (vii) the Executive’s abuse of alcohol or drugs that, in the Company’s reasonable judgment, materially impairs his ability to perform his duties and responsibilities hereunder or endangers other individuals in the workplace; or (viii) insubordination, including but not limited to conduct which may reasonably be viewed as unprofessional or disrespectful to or inappropriate towards other officers, members of the Board, customers or potential customers, investors or potential investors.

(e) “Code” shall mean the Internal Revenue Code of 1986, as amended from time to time.

(f) “Date of Termination” shall mean the effective date of the Executive’s termination of employment for any reason.

(g) “Disability” or “Disabled” shall mean the failure of the Executive due to illness, injury, or physical or mental incapacity to carry out effectively the Executive’s duties with respect to the Company for a period of six (6) consecutive months or nine (9) months in any eighteen-month (18) consecutive period.

(h) “Effective Date” shall mean the date of this Agreement as first written above.

(i) “Term of Employment” shall mean the period specified in Section 2 below.

2.	Term of Employment.

The Company hereby employs the Executive, and the Executive hereby accepts such employment, for a one-year term commencing on the Effective Date and ending on August 3, 2004 (the “Initial Term”), subject to earlier termination as provided in Section 6 below. The Agreement shall be deemed to be automatically renewed on the same terms and conditions as this Agreement, except as otherwise expressly provided herein, on the first anniversary of the Effective Date for an additional one year term (“First Renewal Term”) and on the second anniversary of the Effective Date for an additional one year term (“Second Renewal Date”) unless the Company or the Executive gives not less than sixty (60) days prior written notice to the other of its or his desire that the Initial Term or First Renewal Term (as the case may be) shall not be renewed automatically.

3.	Position, Duties, and Responsibilities.

On or about the Effective Date and continuing for the remainder of the Term of Employment, the Executive shall be employed as the President and Chief Executive Officer of the Company. The Executive shall also be a member of the Company’s Board of Directors (the “Board”), and the Company shall defend, hold harmless, and indemnify the Executive from any cost, liability or judgment incurred by the Executive as a result of his actions or inactions as a member of the Board, so long as they are in good faith. The Executive shall serve the Company and its affiliates faithfully, conscientiously and to the best of the Executive’s ability, shall promote the interests and reputation of the Company and its affiliates and shall perform his duties hereunder in accordance with the policies and procedures of the Company as in effect from time to time. Unless prevented by sickness or Disability, the Executive shall devote all of the Executive’s time, attention, knowledge, energy and skills, during normal working hours, and at such other times as the Executive’s duties may reasonably require, to the duties of the Executive’s employment; provided, however, that this Agreement shall not be interpreted as: (a) prohibiting the Executive from, in accordance with the policies and procedures of the Company, managing his personal affairs, engaging in charitable or civic activities; or (b) subject to prior approval of the Company and any regulatory or self-regulatory process which may be required, serving as a director of any other corporation or business entity not affiliated with or in competition with the Company or its affiliates, so long as such activities do not interfere in any material respect with the performance of the Executive’s duties and responsibilities hereunder.

The Executive, in carrying out his duties under this Agreement, shall report to the Board and/or the Chairman of the Board. The Executive’s office shall be located at the Company’s headquarters, which is currently located at 45 Melville Park Rd., Melville, New York 11747, or within a thirty-mile radius thereof.

4.	Compensation and Benefits.

(a)	Base Salary.

During the Initial Term, the Company shall pay the Executive an annual Base Salary (“Base Salary”) of not less than $175,000 payable in cash every two weeks. During the First and Second Renewal Terms, if any, the Company shall pay the Executive an annual Base Salary of not less than $200,000 and $225,000, respectively. Any Base Salary shall be payable in accordance with the Company’s payroll practices with respect to senior executives as in effect from time to time.

(b)	Bonus Payments.

For the Initial Term, the Company shall pay the Executive an annual bonus not less than fifty-thousand dollars ($50,000) payable on a calendar year basis, and paid within ninety (90) days from the end of each calendar year and any bonus in excess of that amount shall be in the sole discretion of the Board; provided, however, that said bonus shall be prorated for the period from August 4, 2003 through December 31, 2003, and provided further, however, that such amount shall be prorated through the Date of Termination in the event that the Initial Term is terminated for any reason by either the Company or the Executive. During the First and Second Renewal Terms, if any, the Company shall also pay the Executive an annual bonus of not less than fifty-thousand dollars ($50,000), payable on a calendar year basis, and paid within ninety (90) days from the end of each calendar year and any bonus in excess of that amount shall be in the sole discretion of the Board; provided, however, that any bonus shall be prorated: (i) through the Date of Termination in the event that the First or Second Renewal Term (as applicable) is terminated for any reason by either the Company or the Executive; and/or (ii) for any leave of absence taken in the year for which the bonus is awarded to the extent permitted by law. The Executive shall not participate in any deliberations or determinations of the Board concerning his bonus.

(c)	Long-Term Incentive Compensation Program.

Subject to the terms and conditions of the Andrea Electronics Corporation 1998 Stock Plan (the “Plan”), the Company will grant the Executive three hundred and fifty thousand (350,000) stock options on the Effective Date, which shall vest on February 4, 2004. If the Company extends this Agreement for a First Renewal Term, the Executive shall be granted three hundred thousand (300,000) stock options on August 4, 2004 subject to the terms and conditions of the Plan. Unless otherwise provided in Section 6 below, such options shall vest on February 4, 2005. If the Company extends this Agreement for a Second Renewal Term, the Executive shall be granted three hundred thousand (300,000) stock options on August 4, 2005 subject to the terms and conditions of the Plan. Unless otherwise provided in Section 6 below, such options shall vest on February 4, 2006.

Notwithstanding any other provision of this Section 4(c) to the contrary: (i) upon the Executive’s Termination without Cause or Resignation With the Company’s Consent (defined in Section 6(d) below), the Executive’s stock options will vest immediately and shall be exercisable in accordance with Section 6(d) below; and (ii) in the event that the Executive terminates his employment for any reason other than as provided in Sections 6(d) and 6(e) below, all unvested options shall be treated in accordance with the terms and conditions of the Plan.

(d)	Employee Benefit Programs.

During the Term of Employment, the Executive shall be eligible to participate in the various benefit programs, including health, medical, and accident benefits, applicable to similarly situated senior executives of the Company subject to and in accordance with the terms and conditions of such plans as are in effect from time to time. During the Term of Employment, the Company shall maintain a life insurance policy for the benefit of the Executive equal to two times the Executive’s Base Salary.

(e)	Reimbursement of Business Expenses.

During the Term of Employment, the Executive is authorized to incur reasonable business expenses in carrying out his duties and responsibilities under this Agreement, and the Company shall reimburse him for all such reasonable business expenses reasonably incurred in connection with carrying out the business of the Company, subject to and in accordance with the terms and conditions of the policies applicable to similarly situated senior executives of the Company regarding such expenses as are in effect from time to time.

(f)	Vacation.

During the Initial Term, the Executive shall be entitled to ten (10) days of paid vacation. During the First and Second Renewal Terms, if any, the Executive shall be entitled to fifteen (15) and twenty (20) days of paid vacation, respectively. Any accrued but unused vacation days may be rolled over to the next term, provided that the number of vacation days for the Second Renewal Term (if any) shall not exceed forty (40) vacation days. All vacation leave is subject to and in accordance with the vacation policies of the Company with respect to senior executives as are in effect from time to time; provided, however, that the Executive shall be entitled to payment of any accrued but unused vacation, if any, at the Date of Termination.

(g)	Legal Fees for this Agreement.

The Company shall reimburse the Executive up to one thousand five-hundred dollars ($1,500) for his attorneys’ fees in connection with reviewing and negotiating this Agreement in accordance with such guidelines, policies, and procedures with respect to substantiation and documentation as may be required by the Company.

5.	Change in Control.

(a) For purposes hereof, a “Change in Control” shall be defined as:

(i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (a “Person”) of beneficial ownership (within the meaning of Rule 13D-3 promulgated under the Exchange Act), directly or indirectly of 50% or more of either (a) the then outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of Directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute a Change of Control; (1) any acquisition directly from the Company, (2) any acquisition by the Company, (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (4) any acquisition by any corporation pursuant to a transaction which complies with clauses (A), (B) and (C) of subsection (iii) below; or

(ii) individuals who, as of the date hereof, constitute the Board of Directors of the Company (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Incumbent Board, provided, however, that any individual becoming a director subsequent to the date hereof whose election or nomination for election by the Company’s shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Incumbent Board; or

(iii) consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Company Common Stock and Outstanding Company Voting securities, respectively, immediately prior to such Business Combination beneficially own, directly or indirectly, more than 60% of the then outstanding shares of common stock and the combined voting power, respectively, of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Incumbent Board, providing for such Business Combination; or

(iv) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

(b) All restrictions on the restricted stock then held by the Executive will lapse immediately, all stock options and stock appreciation rights then held by the Executive will become immediately vested and exercisable and any performance shares or units then held by the Executive will vest immediately, in full, in the event of a Change in Control and shall remain exercisable as provided in the grants and under the Plan.

6.	Termination of Employment.

(a) Termination of Employment Due to Death. In the event of the Executive’s death during the Term of Employment, the Term of Employment shall end as of the date of the Executive’s death and his estate and/or beneficiaries, as the case may be, shall thereupon be entitled to the following:

(i) Base Salary earned but not paid prior to the date of his death;

(ii) any annual bonuses under Section 4(b) with respect to any year prior to the year of his death which have not yet been paid, together with the prorated portion through the date of his death of the Executive’s annual bonus for the year of his death;

(iii) any amounts earned, accrued, or owing to the Executive but not yet paid under Section 4(d)-(f) above, subject to the terms and conditions of the applicable benefit plans and programs;

(iv) such other or additional benefits, if any, as are provided under applicable plans, programs and/or arrangements of the Company; and

(v) any unexercised or unvested stock options shall remain exercisable or vest upon the Executive’s death only to the extent provided in the applicable option plan and option agreements.

(b) Termination of Employment Due to Disability. Either the Company or the Executive may terminate the Executive’s employment due to Disability during the Term of Employment upon written notice to the other Party in accordance with Section 20 below. The Term of Employment shall end as of the Date of Termination specified in the notice, and the Executive shall thereupon be entitled to the following (in addition to the benefits due him under the then current disability programs of the Company, if any):

(i) Base Salary earned but not paid prior to the Date of Termination;

(ii) any annual bonuses under Section 4(b) with respect to any year prior to the year of the Date of Termination which have not yet been paid together with the prorated portion through the Date of Termination of the Executive’s annual bonus for the year of his Termination;

(iii) any amounts earned, accrued or owing to the Executive but not yet paid under Section 4(d)-(f) above, subject to the terms and conditions of the applicable benefit plans and programs;

(iv) such other or additional benefits, if any, as are provided under applicable plans, programs and/or arrangements of the Company; and

(v) any unexercised or unvested stock options shall remain exercisable or vest upon the Executive’s termination only to the extent provided in the applicable option plan and option agreements.

(c) Termination of Employment by the Company for Cause. The Company may terminate the Executive’s employment for Cause during the Term of Employment following prior written notice to the Executive which will be effective ten (10) calendar days after the delivery of such notice to the Executive. If the Executive’s employment is so terminated by the Company, the Term of Employment shall end as of the effective date of the notice and the Executive shall thereupon be entitled to the following:

(i) Base Salary earned but not paid prior to the Date of Termination;

(ii) any annual bonuses under Section 4(b) with respect to any year prior to the year of the Date of Termination which have not yet been paid, together with the prorated portion through the Date of Termination of the Executive’s annual bonus for the year of his Termination;

(iii) any amounts earned, accrued or owing to the Executive but not yet paid under Section 4(d)-(f) above, subject to the terms and conditions of the applicable benefit plans and programs;

(iv) such other or additional benefits, if any, as are provided under applicable plans, programs and/or arrangements of the Company; and

(v) any unexercised or unvested stock options shall remain exercisable or vest upon the Executive’s termination only to the extent provided in the applicable option plan and option agreements.

(d) Termination Of Employment By The Company Without Cause Or Resignation With The Company’s Consent. The Company may terminate the Executive’s employment without Cause during the Term of Employment following prior written notice to the Executive which will be effective no less than thirty (30) calendar days after the delivery of such notice to the Executive or the Executive may resign with the Company’s consent. The Term of Employment shall end as of the Date of Termination specified in the notice. If the Executive’s employment is so terminated by the Company without cause or he resigns with the Company’s consent, other than due to death or Disability or Termination by the Company for cause or as provided in Section 6(e) below, the Executive shall thereupon be entitled to the following:

(i) Base Salary earned but not paid prior to the Date of Termination;

(ii) any annual bonuses under Section 4(b) with respect to any year prior to the year of the Date of Termination which have not yet been paid, together with the prorated portion through the Date of Termination of the Executive’s annual bonus for the year of his Termination;

(iii) any amounts earned, accrued or owing to the Executive but not yet paid under Section 4(d)-(f) above, subject to the terms and conditions of the applicable benefit plans and programs;

(iv) such other or additional benefits, if any, as are provided under applicable plans, programs and/or arrangements of the Company;

(v) all granted but unvested stock options shall immediately vest in full and shall be exercisable in accordance with the terms and conditions of the Plan; and

(vi) provided that the Executive executes a separation agreement and general release in the form annexed as Exhibit A and in accordance with the time frames and conditions set forth therein, the Company shall also pay the Executive: (1) a severance payment equal to six (6) months of the Executive’s most recent Base Salary plus the six (6) months prorated portion of the Executive’s most recent minimal annual bonus, payable in equal amounts over a period of six (6) months in accordance with the Company’s normal payroll practices as are in effect from time to time; and (2) in addition, the Company shall arrange and pay for continuation of health insurance coverage for the Executive, and his spouse and dependents for a period of six (6) months from the Date of Termination and shall, for a period of eighteen (18) months from the expiration of such six month period, provide COBRA continuation coverage to the Executive.

(e) Termination Without Cause Following a Change in Control. If, during the Term of Employment, the Company shall terminate the Executive’s employment other than for Cause within the period beginning six (6) months before a Change in Control and ending six (6) months following a Change in Control, then the Company shall provide the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be:

(i) Those sums described in Section 6(d)(i), (ii), (iii), (iv) and (v), which shall be immediately due and payable;

(ii) a sum equal to one (1) year of the Executive’s most recent Base Salary plus a pro rated portion of the Executive’s most recent minimal annual bonus immediately preceding the Change of Control. Such payments shall be paid in equal monthly installments during the twelve (12) month period following the Executive’s termination; and

(iii) continuation for one (1) year of health and medical benefits coverage substantially equivalent to the coverage maintained by the Company for the Executive prior to his termination, except to the extent such coverage may be changed in its application to all Company employees on a nondiscriminatory basis, and shall, for a period of eighteen (18) months from the expiration of such one year period, provide COBRA continuation coverage, if available, to the Executive. Notwithstanding the foregoing, such coverage shall cease in the event that the Executive becomes covered by comparable coverage from another employer. In no event is the Executive entitled to receive cash consideration in lieu of the continued coverage provided by this subparagraph 6(e)(iii).

All stock options, whether then vested or unvested, shall vest and/or become exercisable in accordance with Section 5(b).

(f) Termination of Employment by the Executive. The Executive may voluntarily terminate his employment during the Term of Employment (other than for death or Disability) by giving at least 30 days prior written notice to the Company in accordance with Section 20 below. The Executive’s employment shall terminate upon the date specified in his notice of termination. Thereafter, the Executive shall thereupon be entitled to the same payments and benefits as provided in Section 6(c) above. All unexercised or unvested options shall be subject to the terms and conditions of their grant and the Plan.

(g) No Automatic Renewal. In the event this Agreement is not automatically renewed, the Executive’s employment shall terminate at the expiration of the then current term, and the Executive shall thereupon be entitled to through the date of termination those sums described in Section 6(c) above, which shall be immediately due and payable. All benefits shall cease in accordance with the terms of the applicable Company policies or plans, and any unexercised or unvested stock options shall remain exercisable or vest only to the extent provided in the applicable option plan and option agreements. In no event shall the Executive be entitled to any severance payments or other compensation other than those described in Section 6(c) above.

(h) Upon termination of the Executive’s employment for any reason or if the Agreement is not automatically renewed, whichever is earlier, the Executive agrees to immediately resign all director and officer positions with the Company effective as of the Date of Termination, or expiration of the then current term, as applicable.

7.	Confidentiality; Assignment of Rights.

(a) The Executive acknowledges that during the Term of Employment, the Company will disclose to and entrust to him trade secrets, and other confidential and proprietary information, including, but not limited to: (i) information disclosed to it by third parties (whether pursuant to a confidentiality agreement or otherwise); (ii) knowledge of certain proprietary information and trade secrets concerning the past, present, and future strategies, plans, business activities, finances, methods, operations, customers, accounts, service, product information, and employees of the Company and its customers, including, but not limited to: certain technical know-how and specifications, copyrights, training, software source and object codes, technology, research, market information and data, formulas, processes, methods, machines, manufacturers, products, compositions, developments, discoveries, plans, customer lists, customers, partners, pricing, business planning, vendors, costs, pricing, other activities of the Company and its customers, and information (e.g., customer or client lists, names, addresses, telephone numbers, identity of contact persons, and financial information) with respect to individuals and entities who have entered into, or have been solicited to enter into, relationships with the Company; and (iii) other non-public, proprietary or confidential information of the Company, its affiliates or their respective customers or clients (collectively “Business Information”). The Executive acknowledges and agrees that all Business Information is and shall remain the sole property of the Company.

(b) Except as required by law, the Executive will not, whether during or after the termination or cessation of his employment hereunder, reveal to any person, association or company any of the trade secrets or confidential information concerning the organization, business, or finances of the Company so far as they have come or may come to his knowledge, except as may be required in the ordinary course of performing his duties as an employee of the Company or except as may be in the public domain through no fault of the Executive or as required to be disclosed by law or court order, and the Executive shall keep secret all matters entrusted to him and shall not use or attempt to use any such information in any manner which may injure or cause loss or may be calculated to injure or cause loss whether directly or indirectly to the Company.

(c) The Executive acknowledges and agrees that during his employment hereunder he shall not make, use, or permit to be used any notes, memoranda, drawings, specifications, programs, data, or other materials of any nature relating to any matter within the scope of the business of the Company or concerning any of its dealings or affairs otherwise than for the benefit of the Company. The Executive further acknowledges and agrees that he shall not, after the termination or cessation of his employment hereunder, use or permit to be used any such notes, memoranda, drawings, specifications, programs, data, other materials, or Business Information it being agreed that any of the foregoing shall be and remain the sole and exclusive property of the Company and that immediately upon the termination or cessation of his employment he shall deliver all of the foregoing, and all copies thereof, to the Company, at its main office.

(d) If at any time or times during his employment hereunder, the Executive shall (either alone or with others) make, conceive, discover, reduce to practice, or become possessed of any invention, modification, discovery, design, development, improvement, process, formula, data, technique, know-how, secret, or intellectual property right whatsoever or any interest therein (whether or not patentable or registrable under copyright or similar statutes or subject to analogous protection) (herein called “Inventions”) that relates to the business of the Company or any of the products or services being developed, manufactured, marketed, sold, or otherwise provided by the Company or which may conveniently be used in relation therewith, or results from tasks assigned to him by the Company or results from the use of premises or equipment owned, leased, or contracted for by the Company, such Inventions and the benefits thereof shall immediately become the sole and absolute property of the Company, and the Executive shall promptly disclose to the Company (or any persons designated by it) each such Invention and hereby assign any rights he may have or acquire in the inventions and benefits and/or rights resulting therefrom to the Company without compensation and shall communicate, without cost or delay, and without publishing the same, all available information relating thereto (with all necessary plans and models) to the Company. The Executive hereby further represents and acknowledges that any and all such Inventions made, conceived, discovered, or reduced to practice prior to the date hereof, whether or not he is the named inventor, are owned solely by the Company, and that he has no right, title, or interest therein, and he agrees that upon the request of the Company, and without any compensation to him, he will take such action and execute such documents as the Company may request to evidence and perfect the Company’s ownership of the such Inventions.

(e) The Executive will also promptly disclose to the Company, and the Company hereby agrees to receive all such disclosures in confidence, any other invention, modification, discovery, design, development, improvement, process, formula, data, technique, know-how, secret, or intellectual property right whatsoever or any interest therein (whether or not patentable or registrable under copyright or similar statutes or subject to analogous protection) made, conceived, discovered, reduced to practice, or possessed by him (either alone or with others) at any time or times during his employment for the purpose of determining whether they constitute Inventions.

(f) With respect to all Inventions, the Executive will, at the request and cost of the Company (including reasonable compensation to the Executive if the request is made following the termination of his employment), sign, execute, make, and do all such deeds, documents, acts, and things as the Company and its duly authorized agents may reasonably require:

(i) to apply for, obtain, and vest in the name of the Company alone (unless the Company otherwise directs) letters patent, copyrights, or other analogous protection in any country throughout the world and when so obtained or vested to renew and restore the same; and

(ii) to defend any opposition proceedings in respect of such applications and any opposition proceedings or petitions or applications for revocation of such letters patent, copyright, or other analogous protection.

(g) In the event the Company is unable, after reasonable effort, to secure the Executive’s signature on any letters patent, copyright, or other analogous protection relating to an Invention, whether because of his physical or mental incapacity or for any other reason whatsoever, the Executive hereby irrevocably designates and appoints the Company and its duly authorized officers and agents as his agent and attorney-in-fact, to act for and in his behalf and stead to execute and file any such application or applications and to do all other lawfully permitted acts to further the prosecution and issuance of letters patent, copyright, or other analogous protection thereon with the same legal force and effect as if executed by him.

8.	Prohibited Activity.

The Executive acknowledges that he has and will have access to trade secrets and other confidential and proprietary information of the business of the Company, including confidential client lists. Accordingly, as a condition of continued employment, the Executive voluntarily enters into the following covenants to provide the Company with reasonable protection of those interests. For purposes of this Section 8, the term “Company” shall be deemed to include any successor entity to the Company.

(a) Non-Competition: The Executive covenants and agrees that (1) during the Term of Employment, and (2) if his employment hereunder is terminated or ended under Section 6(c), 6(e), 6(f) or 6(g) above, during the period ending twelve (12) months after the Date of Termination, he shall not in any capacity, without the prior written consent of the Board, either alone or as an owner, partner, officer, director, trustee, joint venturer, employee, consultant, agent, independent contractor, lender, advisor, or shareholder (other than as permitted by Section 8(d) below) of any person, firm, company, business organization, or other entity, directly or indirectly:

(i) engage in any “Competitive Activity.” As used herein, “Competitive Activity” means: (1) conducting or preparing to conduct a business substantially similar to and competitive with the Business conducted by the Company or its affiliates during the Executive’s employment; or (2) providing or supporting, or preparing to provide or support, a product or service substantially similar to and competitive with that being developed, manufactured, marketed, sold, or otherwise provided by the Company or its affiliates in connection with the Business;

(ii) interfere with any business relationship between the Company or its affiliates, and the customers, suppliers, vendors, partners, consultants, service providers, advisors, or investors of either; or

(iii) perform any action, activity, or course of conduct that is substantially detrimental to the business of the Company or any of its affiliates or business reputation of the Company or any of its affiliates.

(b) Non-Solicitation: The Executive also covenants and agrees that during the Term of Employment and for a period of twelve (12) months after the termination or cessation of his employment for any reason, he shall not in any capacity, without the prior written consent of the Board, either alone or as an owner, partner, officer, director, trustee, joint venturer, employee, consultant, agent, independent contractor, lender, advisor, or as a shareholder (other than as permitted by Section 8(d) below) of any person, firm, company, business organization, or other entity, directly or indirectly:

(i) solicit or contact any Customer of the Company in connection with, or in furtherance of, a Competitive Activity wherever located; or

(ii) solicit or attempt to persuade any employee of the Company to terminate his or her employment with the Company in order to enter into any employment relationship with, or perform services in any capacity for any other individual or business entity, whether or not such individual or entity is engaged in a Competitive Activity.

(c) For purposes of this Agreement, “Customer” shall mean: (i) any business or client account in which the Executive has participated or in any way been active prior to the termination of his employment; (ii) any customer with whom the Executive had substantial contact during the Term of Employment; (iii) any customer of the Company with respect to whom the Executive acquired or had access to trade secrets or other confidential or proprietary information relating to such customer as a result of his employment; or (iv) all customers of the Company’s Melville, New York office in the twelve (12) months preceding the termination of the Executive’s employment.

(d) Notwithstanding anything to the contrary contained in this Section 8, the Company hereby agrees that the foregoing restrictive covenants shall not be deemed breached by the Executive as a result of the record or beneficial ownership by such Executive of less than an aggregate of 1% of any class of stock of a corporation engaged, directly or indirectly, in a Competitive Activity; provided that such stock is listed on a national securities exchange or is quoted on the NASDAQ National Market System and that the Executive is not an officer, director, or employee of any such corporation.

(e) The Executive agrees that the foregoing restrictions are reasonable and justified in light of the nature of the Company’s nationwide business and customers due to; (1) the confidential and proprietary information to which he has and will have exposure and access during the course of his employment by the Company; and (2) the need for the adequate protection of the business and the goodwill of the Company. In the event any such restriction is deemed to be unreasonable by any court of competent jurisdiction, the Executive agrees to the reduction of such restriction to such period or scope which such court shall deem reasonable and enforceable.

(f) Non-Disparagement: The Executive agrees that, during the Term of Employment and following the termination or cessation of his employment with the Company for any reason, he will not make any statements or representations, or otherwise communicate, directly or indirectly, in writing, orally, or otherwise, or take any action which may, directly or indirectly, disparage the Company or any of its affiliates or their respective products, officers, directors, employees, advisors, representatives, agents, businesses, or reputations. Notwithstanding the foregoing, nothing in this Agreement shall preclude the Executive from making truthful statements that are required by applicable law or legal process.

9.	Remedies.

The Executive’s obligations under Sections 7 and 8 shall survive the termination or cessation of the Executive’s employment for any reason. The Executive agrees that any breach or threatened breach of his obligations under Sections 7 or 8 would subject or threaten to subject the Company to immediate, substantial, and irreparable harm and that the Company shall not have an adequate remedy at law. Accordingly, in the event of an actual or threatened breach of Section 7 or 8 above, the Company shall have, in addition to any and all remedies available at law, the right to an injunction, specific performance, or other equitable relief to prevent the violation of the Executive’s obligations hereunder. The Company and Executive hereby submit to the jurisdiction of the courts of the State of New York for the purpose of any actions or proceedings instituted by the Company to obtain such relief and further agrees that the successful party shall be entitled to an award of costs and attorneys’ fees incurred in any legal action to defend or enforce its respective rights or obligations under Sections 7 and/or 8 of this Agreement.

10.	Withholding.

The payment of any amount pursuant to this Agreement shall be subject to applicable withholding and payroll taxes, and such other taxes or deductions as may be required under law or as authorized by the Executive.

11.	Assignability; Binding Nature.

This Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors, heirs (in the case of the Executive), and assigns. The Company shall have the right to assign this Agreement to its successors and assigns without the Executive’s consent. The Executive shall not assign any rights or obligations under this Agreement without the express written consent of the Chairman of the Board.

12.	Representation.

The Company represents and warrants that it is fully authorized and empowered to enter into this Agreement and that the performance of its obligations under this Agreement will not violate any agreement between it and any other person, firm, or organization. The Executive represents and warrants that the execution of this Agreement and the performance of his obligations hereunder will not breach or be in conflict with any covenants against competition or other restrictive covenants, or any other agreement to which the Executive is a party.

13.	Entire Agreement.

This Agreement contains the entire understanding and agreement between the Parties concerning the subject matter hereof and supersedes all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the Parties with respect thereto.

14.	Amendment or Waiver.

No provision in this Agreement may be amended unless such amendment is agreed to in writing and signed by the Executive and the Chairman of the Board of Directors. No waiver by any Party of any breach by another Party of any condition or provision contained in this Agreement to be performed by such other Party shall be deemed a waiver of a similar or dissimilar condition or provision at the same or any prior or subsequent time. Any waiver must be in writing and signed by the Executive and the Chairman of the Board of Directors.

15.	Severability.

In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

16.	Survivorship.

The respective rights and obligations of the Parties hereunder shall survive any termination of the Executive’s employment to the extent necessary to the intended preservation of such rights and obligations. Without limiting the generality of the foregoing, the Executive’s obligations under Sections 7 and 8 of this Agreement shall survive the termination or cessation of his employment regardless of the manner of such termination or cessation and shall be binding upon his heirs, executors, and administrators.

17.	Beneficiaries/References.

The Executive shall be entitled, to the extent permitted under any applicable law and under the terms of any applicable plan or program, to select and change a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following the Executive’s death by giving the Company written notice thereof. In the event of the Executive’s death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his beneficiary, estate, or other legal representative.

18.	Governing Law/Jurisdiction.

This Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of New York without reference to principles of conflict or choice of laws thereof.

19.	Resolution of Disputes/ Arbitration.

(a) With the sole exception of any action brought by the Company seeking equitable relief and/or damages for a claimed violation by the Executive of his obligations under Sections 7 and 8 hereof, the Parties agree to use final and binding arbitration to resolve any controversy, claim, dispute, or question arising out of, relating to, or in connection with the validity, interpretation, or effect of this Agreement, or any alleged breaches or violations of it (hereinafter “Arbitrable Dispute”).

(b) The Arbitration: The arbitration shall take place before the American Arbitration Association (“AAA”) under its Employment Dispute Resolution Rules or any superceding rules except as otherwise set forth below. The arbitration shall be held in Suffolk County, New York before an experienced employment arbitrator licensed to practice law in New York who has been selected in accordance with the applicable Rules. Such arbitration shall be mandatory and binding on both Parties. The arbitrator may not modify or change this Agreement in any way, or make an award or impose a remedy that is not available to a court of general jurisdiction sitting in New York, and the jurisdiction of the arbitrator is limited accordingly. The arbitrator shall not be authorized to grant punitive damages, except where punitive damages are expressly allowed by statute.

The arbitrator shall apply New York substantive law, including any applicable statutes of limitation. Adequate discovery shall be permitted by the arbitrator consistent with applicable law and the objectives of arbitration. The award of the arbitrator, which shall be in writing and summarize the basis for the decision, shall be final and binding upon the Parties (subject only to limited review as required by law) and may be entered as a judgment in any New York court of competent jurisdiction, and the Parties hereby consent to the jurisdiction of the courts of the State of New York.

(c) Fees and Expenses: All fees and costs of the arbitration, including the filing fee, fees and costs of the arbitrator and the arbitration forum, cost of any record or transcript of the arbitration, and administrative fees, shall be paid in equal shares by the Company and the Executive, subject to an award of such costs and fees made by the arbitrator. Each Party shall pay its own attorneys’ fees, witness expenses, and any other expenses that Party incurs in connection with the arbitration, except that the arbitrator may award the successful party its attorneys’ fees, costs and expenses.

(d) Exclusive Remedy: Arbitration in this manner shall be the exclusive remedy for any Arbitrable Dispute. Should either Party attempt to resolve an Arbitrable Dispute by any method other than arbitration pursuant to this Section, the responding Party will be entitled to recover from the initiating Party all damages, expenses, and attorneys’ fees incurred as a result of that breach, except as otherwise prohibited by law.

20.	Notices.

All notices or communications hereunder shall be in writing and be delivered either by hand; registered or certified mail, postage prepaid, return receipt requested; or Federal Express or other nationally recognized method of prepaid overnight courier delivery, and addressed as follows (or to such other address as shall be specified by notice to the other Party delivered in accordance with this Section 20):

If to the Company:

Andrea Electronics Corporation

c/o Chairman of the Board

45 Melville Park Road

Melville, NY 11747

If to the Executive:

Paul E. Donofrio

12 Castle Court

Nesconset, NY 11767

Notices delivered by hand shall be deemed received on the date delivered; notices by registered or certified mail shall be deemed received on the third (3rd) day after mailing; notices by Federal Express or other overnight courier delivery shall be deemed received one (1) day after mailing.

21.	Confidentiality of Terms.

The Company shall cause its officers, directors, employees, representatives, agents, and affiliates, and the Executive shall cause his representatives, agents, and affiliates, to keep confidential the existence and terms of this Agreement, except as required by applicable law, regulation, or legal process, and only after adequate notice is given to the non-disclosing party so that it may seek an appropriate remedy or waive compliance with the terms of this Section 21.

22.	Headings.

The headings of the sections contained in this Agreement are for convenience only and shall not be deemed to control or affect the meaning or construction of any provision of this Agreement.

23.	Counterparts.

This Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which, when taken together, shall constitute one and the same instrument.

IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first written above.

ANDREA ELECTRONICS CORPORATION

By:	/s/ Douglas J. Andrea
Name:	Douglas J. Andrea
Title:	Chairman of the Board

By:	/s/ Paul E. Donofrio
Paul E. Donofrio

EXHIBIT A

SEPARATION AGREEMENT AND GENERAL RELEASE

SEPARATION AGREEMENT AND GENERAL RELEASE (the “Agreement”) entered into as of the          day of             , 200_, by and between I, Paul E. Donofrio, and Andrea Electronics Corporation (the “Company”).

(j)	— Recitals

My last day of employment with the Company will be                      , 200  . I hereby submit my written resignation from all positions as director or officer of the Company and its affiliates without requirement of further consideration and in the form annexed hereto as Exhibit 1.

(k)	— Benefits

(i) In General: Except as otherwise provided in this Section, the Company will pay me the amounts or benefits set forth in this Section within thirty (30) calendar days after I sign this Agreement, but only if I do not revoke this Agreement, which I may do within seven (7) calendar days after I sign it. I acknowledge that the Company is not otherwise required to pay or provide to me the amounts or benefits described in Section 2(b) and that these payments are more than the Company or any of its affiliated or related companies are required to pay me under the Company’s normal policies and procedures.

(ii) Cash Payment: In consideration for my acceptance of the terms of this Agreement, the Company agrees to pay me:

(i) severance compensation in the amount of              dollars ($            .00), less withholding for taxes and any other deductions the Company is required by law to make from wage payments to employees, payable in equal amounts over a period of six (6) months in accordance with the Company’s regular payroll practices with respect to senior executives. This amount represents six (6) months’ base salary;

(ii) payment in the amount of              dollars ($            ) less withholding for taxes and other deductions the Company is required to make from wage payments to employees representing six months of the Executive’s most recent minimal annual bonus payable over six months; and

(iii) payment in the amount of              dollars ($            .00), payable in equal amounts over a period of six (6) months. This amount represents the equivalent of six months of the premium cost for COBRA continuation coverage for me, and my spouse and dependents who are eligible for COBRA continuation coverage and, in addition, COBRA coverage for a period of eighteen (18) months from the expiration of the six month period referred to above.

(iii) Compensation and Benefit Plans: Except as otherwise provided in my employment agreement dated August 4, 2003 (the “Employment Agreement”), I will cease to be eligible to participate under any stock option, bonus, incentive compensation, commission, medical, dental,

life insurance, retirement, and other compensation or benefit plans of the Company following the termination of my employment on             , 200  , except as otherwise provided herein. Thereafter, I will have no rights under any of those plans, except as follows:

I will have the right to COBRA continuation coverage as to any company-provided medical, dental, or vision plan in which I participated which means that I will be entitled to buy continued health plan coverage under the normal COBRA health care continuation rules.

I will retain my vested benefits in all qualified retirement plans of the Company and all rights associated with such plans as determined under the official terms of those plans.

(l)	— Complete Release

(i) In General: I irrevocably and unconditionally release all the Claims described in Sections 3(b) and (c) that I may now have against the Released Parties listed in Section 3(d). However, I am not releasing: (1) my right to enforce this Agreement; (2) any rights or claims under the Age Discrimination in Employment Act or other laws that arise after I sign this Agreement; (3) my right, if any, to government-provided unemployment benefits; and (4) any claims which by law cannot be waived, including the right to file a charge with or participate in an investigation conducted by certain government agencies; provided however, that I am waiving my right to any monetary recovery should any government agency or other person pursue any such claims.

(ii) Claims Released: Subject only to the exceptions just noted, I am releasing all known and unknown claims, promises, causes of action, or similar rights of any type (“Claims”) that I may have with respect to any Released Party listed in Section 3(d). These include, but are not limited to, Claims that in any way relate to: (1) my Employment Agreement, my employment with the Company, or the termination of that employment, such as Claims for compensation, deferred compensation, bonuses, commissions, lost wages, unused accrued vacation, or sick pay; (2) the design or administration of any employee benefit program; (3) any rights I may have to severance or similar benefits or to post-employment health or group insurance benefits; or (4) any Claims to attorneys’ fees or other indemnities. I understand that the Claims I am releasing might arise under many different laws, including the following:

Anti-discrimination statutes, such as the Age Discrimination in Employment Act and Executive Order 11141, which prohibit age discrimination in employment; Title VII of the Civil Rights Act of 1964, Section 1981 of the Civil Rights Act of 1866, and Executive Order 11246, which prohibit discrimination based on race, color, national origin, religion, or sex; the Equal Pay Act, which prohibits paying men and women unequal pay for equal work; the Americans With Disabilities Act and Sections 503 and 504 of the Rehabilitation Act of 1973, which prohibit discrimination against the disabled; and any other federal, state, or local law prohibiting employment discrimination such as the New York State and City Human Rights Laws.

Federal employment statutes, such as the WARN Act, which requires that advance notice be given of certain workforce reductions; the Employee Retirement Income Security Act of 1974, which, among other things, protects employee benefits; the Fair Labor Standards Act of 1938, which regulates wage and hour matters; the Family and Medical Leave Act of 1993, which requires employers to provide leaves of absence under certain circumstances; and any other federal laws relating to employment, such as veterans’ reemployment rights laws.

Other laws, such as any federal, state, or local law restricting an employer’s right to terminate employees, or otherwise regulating employment; any federal, state, or local law enforcing express or implied employment contracts or requiring an employer to deal with employees fairly or in good faith; any other federal, state, or local law providing recourse for alleged wrongful discharge, physical or personal injury, emotional distress, fraud, negligent misrepresentations, defamation, and similar or related claims.

The laws referred to in this subsection include statutes, regulations, other administrative guidance, and common law doctrines.

(iii) Unknown Claims: I understand that I am releasing Claims that I may not know about. That is my knowing and voluntary intent, even though I recognize that someday I might learn that some or all of the facts I currently believe to be true are untrue and even though I might then regret having signed this Agreement. Nevertheless, I am assuming that risk and I agree that this Agreement shall remain effective in all respects in any such case. I expressly waive all rights I might have under any law that is intended to protect me from waiving unknown claims. I understand the significance of doing so.

(iv) Released Parties: The Released Parties are the Company, all related entities, parents, subsidiaries, affiliates, partnerships, or joint ventures, and, with respect to each of them, their predecessors and successors; and, with respect to each such entity, all of its past and present employees, officers, partners, directors, stockholders, owners, representatives, assigns, attorneys, agents, insurers, employee benefit programs (and the trustees, administrators, fiduciaries, and insurers of such programs), and any other persons acting by, through, under, or in concert with any of the persons or entities listed in this subsection.

(m)	— Promises

(i) Employment Termination: I agree that my employment with the Company and its affiliates ended forever on             , 200  .

(ii) Pursuit of Released Claims: I have not filed, initiated, or caused to be filed any lawsuit, complaint, claim, or charge with respect to any Claim I am releasing in this Agreement, nor has any lawsuit, complaint, claim, or charge been initiated or filed on my behalf. Except as otherwise prohibited by the Age Discrimination in Employment Act or other applicable law, I promise: (i) never to file or prosecute a lawsuit, complaint, claim, or charge based on the Claims released by this Agreement; (ii) to request any government agency or other body assuming jurisdiction of any such action or proceeding to withdraw from the matter or dismiss the matter with prejudice; and (iii) not to accept any monetary relief or recovery from any such action or proceeding filed on my behalf.

(iii) Company Property: I have returned to the Company all files, memoranda, documents, records, diaries, copies of the foregoing, credit cards, keys, and any other property of the Company or its affiliates in my possession. I have not taken or destroyed any Company property, including without limitation any financial data, records, or proprietary or confidential information.

(iv) Taxes: I am responsible for paying any taxes on amounts I receive because I signed this Agreement. I agree that the Company is to withhold all taxes it determines it is legally required to withhold. I further agree not to make any claim against the Company or any other person based on how the Company reports amounts paid under this Agreement to tax authorities or if an adverse determination is made as to the tax treatment of any amounts payable under this Agreement. In addition, I understand and agree that the Company has no duty to try to prevent such an adverse determination.

(v) Ownership of Claims: I have not assigned or transferred any Claim I am releasing, nor have I purported to do so.

(vi) Age Acknowledgement: I acknowledge that I was over forty (40) years of age at the time I signed this Agreement.

(vii) Non-admission of Liability: I agree not to assert that this Agreement is an admission of guilt or wrongdoing because the Released Parties do not believe or admit that any of them has done anything wrong. I acknowledge and agree that I have not suffered any discrimination on account of my age and that my age has never been an adverse factor used against me by the Company.

(viii) No Disparagement or Harm: I agree not to make any critical, disparaging, or derogatory remarks, comments, or statements about any Released Party, including, but not limited to, the Company’s business, policies, practices, decisions, officers, members, managing directors, directors, or shareholders. I will not, directly or indirectly, publish, write, lecture, or otherwise disseminate disparaging information about any Released Party except in response to legal process or as otherwise required by law.

(ix) Implementation: I agree to sign any documents and do anything else that is necessary in the future to implement this Agreement.

(x) This Agreement to be Kept Confidential: I agree not to disclose the terms, amount, or existence of this Agreement to anyone other than a member of my immediate family, attorney, or other professional advisor and, even as to such a person, only if the person agrees to honor this confidentiality requirement. This subsection does not prohibit my disclosure of the terms, amount, or existence of this Agreement to the extent necessary legally to enforce this Agreement, nor does it prohibit disclosures to the extent otherwise legally required (but only if I notify the Company of a disclosure obligation or request within three (3) days after I learn of it and permit the Company to take all steps it deems to be appropriate to prevent or limit the required disclosure). I acknowledge that the Company would be irreparably harmed if this subsection were violated.

(xi) Encouragement of Claims: I agree that under no circumstances will I induce, encourage, or solicit any person or entity to file or pursue any proceeding of any kind against any person or entity released by me under this Agreement. This Agreement does not prohibit me from cooperating with an investigation conducted by any federal, state, or local government agency or giving any statement or testimony pursuant to legal process or as otherwise required by law.

(xii) Reasonableness of Restrictions: I acknowledge and agree that the restrictions contained in Sections 8(a) and 8(b) of my Employment Agreement survive the termination of my employment and are reasonable and justified in light of the nature of the Company’s nationwide business and customers, and in further light of the confidential information to which I had exposure and access during the course of my employment by the Company. I acknowledge and agree further that the restrictions referred to in Sections 8(a) and 8(b) of the Employment Agreement are appropriate and that any lesser geographic restriction would be inadequate because the Company will be injured by virtue of any solicitation/or servicing of such customers irrespective of where such solicitation originates or occurs. I further acknowledge that the temporal duration of the said restrictions is reasonable in light of the nature of the Company’s trade secrets and confidential information and the difficulty of my engaging in the restricted activities without, even inadvertently, using the Company’s confidential information, during this period and the time required for me or servicing to establish a relationship with those customers.

(xiii) Cooperation: I agree to cooperate fully, in good faith, and to the best of my ability with the Company in connection with any and all pending, potential, or future claims, investigations, or actions which directly or indirectly relate to any action, event, or activity about which I may have knowledge in connection with the Company. Such cooperation shall include all assistance that the Company, its counsel, or its representatives may reasonably request, including but not limited to, reviewing documents, meeting with counsel, providing factual information and material, and appearing or testifying as a witness; provided, however, that the Company shall reimburse me for all reasonable expenses incurred by me in fulfilling my obligations hereunder. I agree to use my best efforts to assure a smooth transition of my internal work for the Company.

(e) Consequences of Violating Promises: Except as otherwise prohibited by law, I agree to pay the reasonable attorneys’ fees and any damages any Released Party may incur if any representation I made in this Agreement was false when made. I further agree that the Company would be irreparably harmed by any actual or threatened violation of Sections 4 and 5 that involves the disclosure of the existence, terms, or amount payable under this Agreement, or disclosure or use of confidential information or trade secrets, or solicitation of employees or customers, and that the Company shall have, in addition to any and all remedies of law, the right to an injunction, specific performance, or other equitable relief to prevent the violation of my obligations hereunder.

(n)	— Confidential Information

A. I acknowledge that during my employment with the Company, I had access to, and possession of, trade secrets, confidential business information, and proprietary information of the Company and its past, present, and potential clients.

B. By signing this Agreement, I acknowledge that all confidential and proprietary information that concerns the operations of, and methods and technology used by, the Company, including, without limitation, its ideas, strategies, business plans and methods, financial information, product cost data, proposals, manuals, procedures and guidelines, programs, software, know-how and specifications, copyrights, trade secrets, market information, and data, as well as information (e.g., client lists, names, addresses, telephone numbers, identity of contact persons, and financial investment information) with respect to individuals and entities who have entered into, or who have been solicited to enter into, relationships with the Company (collectively “Business Information”), is and shall remain the sole property of the Company.

C. I agree that I shall keep confidential all Business Information received directly or indirectly from the Company. Except as required by law, I will not reveal to any person,

association or company any of the Business Information concerning the organization, business, or finances of the Company so far as they have come or may come in to my knowledge, except as may be in the public domain through no fault of my own or as required to be disclosed by law or court order. I shall keep secret all matters entrusted to me and shall not use or attempt to use any such information in any manner which may injure or cause loss or may be calculated to injure or cause loss whether directly or indirectly to the Company.

D. The restrictions in this Section 5 apply to the transmittal of Business Information by every manner or means of disclosure, transfer, or exchange of information, whether orally, in writing, face to face, by telephone, by mail, by personal delivery, by inter or intranet, by telex of facsimile, by electronic mail, recording, or otherwise.

E. I acknowledge that the Company will be irreparably harmed if my obligations under this Section 5 are not specifically enforced and that the Company would not have an adequate remedy at law in the event of an actual or threatened violation by me of my obligations. Therefore, I agree that the Company shall be entitled to an injunction or specific performance for any violations or breaches by me, my employees, or my agents without the necessity of the Company showing that monetary damages would not afford an adequate remedy.

F. I represent and warrant that I have not, directly or indirectly, taken any action prior to the effective date of this Agreement which if taken by me would be a breach of this Section 5.

(o)	— Consideration of Release

(i) I acknowledge that, before signing this Agreement, I was given a period of at least twenty-one (21) calendar days to consider the Agreement, including the release provision contained herein. I expressly waive any right I might have to additional time beyond this consideration period within which to consider this Agreement.

(ii) I further acknowledge that: (i) I took advantage of this period to consider this Agreement before signing it; (ii) I carefully read this Agreement; (iii) I fully understand it; and (iv) I am entering into it voluntarily.

(iii) I further acknowledge that the Company strongly encouraged me to discuss this Agreement with an attorney (at my own expense) before signing it and that I did so to the extent I deemed appropriate.

(iv) Acceptance must be made by delivering a signed copy of this Agreement to Douglas Andrea or his designee at Andrea Electronics Corporation, 45 Melville Park Road, Melville, New York 11747-3109. For such acceptance to be effective, the signed Agreement must be received by Mr. Andrea or his designee no later than the close of business on the twenty-first (21st) calendar day after my attorney or I receive this Agreement.

(v) I HAVE BEEN ADVISED THAT I MAY REVOKE THIS AGREEMENT WITHIN SEVEN (7) CALENDAR DAYS OF SIGNING IT. REVOCATION MUST BE MADE BY DELIVERING A WRITTEN NOTICE OF REVOCATION TO THE INDIVIDUAL NAMED IN THE PRECEDING SENTENCE. FOR SUCH REVOCATION TO BE EFFECTIVE, WRITTEN NOTICE MUST BE RECEIVED BY DOUGLAS ANDREA NO LATER THAN THE CLOSE OF BUSINESS ON THE SEVENTH (7TH) CALENDAR DAY AFTER I SIGN THIS AGREEMENT. IF I REVOKE THIS AGREEMENT, IT SHALL NOT BE EFFECTIVE OR ENFORCEABLE AND I WILL NOT RECEIVE THE BENEFITS DESCRIBED IN SECTION 2(b) OF THIS AGREEMENT.

(vi) I understand that this Agreement may be withdrawn if not executed and returned within the consideration period.

(p)	— Miscellaneous

(f) Confidentiality Agreements: I acknowledge that my Employment Agreement sets forth various restrictions that survive the termination of my employment with the Company. This Agreement does not supersede or in any way affect my obligations under the Employment Agreement or any other confidentiality agreement or non-disclosure agreement that I may have signed during my employment with the Company.

(g) Entire Agreement: This is the entire agreement between the Company and me. This Agreement may not be modified or cancelled in any manner except by a writing signed by both me and an authorized Company official. I acknowledge that the Company has made no representations or promises to me (such as that my former position will remain vacant), other than those in this Agreement. If any provision in this Agreement is found to be unenforceable, all other provisions will remain fully enforceable.

(h) Successors: This Agreement binds my heirs, administrators, representatives, executors, successors, and assigns, and will inure to the benefit of all Released Parties and their respective heirs, administrators, representatives, executors, successors, and assigns.

(i) Interpretation: This Agreement shall be construed as a whole according to its fair meaning. It shall not be construed strictly for or against any Released Party or me. Unless the context indicates otherwise, the term “or” shall be deemed to include the term “and” and the singular or plural number shall be deemed to include the other. Captions are intended solely for convenience of reference and shall not be used in the interpretation of this Agreement. This Agreement shall be governed by the statutes and common law of the State of New York, excluding its choice of laws principles.

(q)	— Arbitration of Disputes

(i) Arbitrable Disputes: With the sole exception of any action brought by the Company seeking equitable relief and/or damages for a claimed violation by me of my obligations under Sections 4(j), 4(l), and 5 hereof or Sections 7 or 8 of my Employment Agreement, the Company and I (individually a “Party” and collectively the “Parties”) agree to use final and binding arbitration to resolve any dispute (“Arbitrable Dispute”) between me and any Released Party. This arbitration agreement applies to, among others, any controversy, claim, dispute, or question arising out of, relating to, or in connection with the validity, interpretation, or effect of this Agreement, or any alleged breaches or violations of it or other statutory violations or claims.

(j) The Arbitration: Arbitration shall take place before the American Arbitration Association (“AAA”) under its Employment Dispute Resolution Rules or any superceding rules except as otherwise set forth below. The arbitration shall be held in Suffolk County, New York before an experienced employment arbitrator licensed to practice law in New York who has been selected in accordance with the applicable Rules. Such arbitration shall be mandatory and binding on both Parties. The arbitrator may not modify or change this Agreement in any way, or make an award or impose a remedy that is not available to a court of general jurisdiction sitting in Suffolk County, and the jurisdiction of the arbitrator is limited accordingly. The arbitrator shall not be authorized to grant punitive damages, except where punitive damages are expressly allowed by statute.

The arbitrator shall apply New York substantive law, including any applicable statutes of limitation. Adequate discovery shall be permitted by the arbitrator consistent with applicable law and the objectives of arbitration. The award of the arbitrator, which shall be in writing and summarize the basis for the decision, shall be final and binding upon the Parties (subject only to limited review as required by law) and may be entered as a judgment in any New York court of competent jurisdiction, and the Parties hereby consent to the jurisdiction of the courts of the State of New York.

(k) Fees and Expenses: All fees and costs of arbitration, including filing fees, fees and costs of the arbitrator and the arbitration forum, cost of any record or transcript of the arbitration, and administrative fees, shall be paid in equal shares by the Company and me, subject to an award of costs and fees made by the arbitrator. Each Party shall pay its own attorneys’ fees, witness expenses, and any other expenses that Party incurs in connection with the arbitration, except that the arbitrator may award the successful party its attorneys’ fees, costs and expenses.

(l) Exclusive Remedy: Arbitration in this manner shall be the exclusive remedy for any Arbitrable Dispute. Should I or the Company attempt to resolve an Arbitrable Dispute by any method other than arbitration pursuant to this Section, the responding Party will be entitled to recover from the initiating Party all damages, expenses, and attorneys’ fees incurred as a result of that breach, except as otherwise prohibited by law.

TAKE THIS RELEASE HOME, READ IT, AND CAREFULLY CONSIDER ALL OF ITS PROVISIONS BEFORE SIGNING IT: IT INCLUDES A RELEASE OF KNOWN AND UNKNOWN CLAIMS. IF YOU WISH, YOU SHOULD TAKE ADVANTAGE OF THE FULL CONSIDERATION PERIOD AFFORDED BY SECTION 6 AND YOU SHOULD CONSULT YOUR ATTORNEY.

Executed at              ,                         , this          day of                     ,             .

Mr. Paul E. Donofrio

Executed at              ,                         , this          day of                     ,             .

ANDREA ELECTRONICS CORPORATION

By:

Name/ Title

EXHIBIT 1

                     , 200

[Name]

[Company Name]

[Address]

Re:        Resignation as Officer and Director

Dear                 :

I hereby irrevocably resign as an officer and director of Andrea Electronics Corporation effective as of the date of this letter.

Very truly yours,

Paul E. Donofrio

