Form 10QSB
period 2004-06-30
ANDREA ELECTRONICS CORP
filed 2004-08-13
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to by filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2004, there are 53,058,608 common shares outstanding.

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,776,087	$1,725,041
Short-term investments	600,000	—
Accounts receivable, net of allowance for doubtful accounts of $24,789 and $56,697, respectively	522,530	611,422
Note receivable	—	354,986
Inventories, net	1,056,711	1,301,791
Prepaid expenses and other current assets	578,037	181,018

Total current assets	4,533,365	4,174,258

Property and equipment, net	162,411	219,182
Intangible assets, net	4,574,260	4,805,630
Other assets, net	261,907	268,090

Total assets	$9,531,943	$9,467,160

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Trade accounts payable	$836,270	$731,092
Current portion of long-term debt	6,283	16,527
Accrued restructuring charges	—	238,391
Deferred revenue	1,546,624	1,666,680
Other current liabilities	856,015	1,714,439

Total current liabilities	3,245,192	4,367,129

Deferred revenue	—	713,284
Other liabilities	250,729	238,671

Total liabilities	3,495,921	5,319,084

Series B Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—
Series C Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 677 shares; liquidation value: $6,771,876 at December 31, 2003	—	6,692,603

Commitments and contingencies

Shareholders’ equity (deficiency):
Preferred stock, $.01 par value; authorized: 2,497,500 and 4,997,500 shares, respectively; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 211 shares; liquidation value: $2,108,459 at June 30, 2004	2	—
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 and 0 shares, respectively; issued and outstanding: 2,164,286 and 0 shares, respectively; liquidation value: $2,164,286 and $0, respectively	21,643	—
Common stock, $.01 par value and $.01 par value, respectively; authorized: 200,000,000 shares; issued and outstanding: 49,448,944 and 27,245,932 shares, respectively	494,489	272,459
Additional paid-in capital	76,109,305	65,578,653
Deferred stock compensation	(25,000)	(2,673)
Accumulated deficit	(70,564,417)	(68,392,966)

Total shareholders’ equity (deficiency)	6,036,022	(2,544,527)

Total liabilities and shareholders’ equity (deficiency)	$9,531,943	$9,467,160

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues
Product revenues	$872,567	$826,509	$1,800,219	$1,690,914
License revenues	416,670	416,670	833,340	833,340

Revenues	1,289,237	1,243,179	2,633,559	2,524,254
Sales returns recovery – restructuring	—	—	215,325	—

Net revenues	1,289,237	1,243,179	2,848,884	2,524,254

Cost of revenues	586,458	717,250	1,278,587	1,288,728

Gross margin	702,779	525,929	1,570,297	1,235,526

Research and development expenses	365,303	730,051	764,770	1,510,771

General, administrative and selling expenses	787,592	997,937	1,867,952	2,009,685

Loss from operations	(450,116)	(1,202,059)	(1,062,425)	(2,284,930)

Other income
Interest income, net	1,138	12,534	2,488	40,531
Rent and miscellaneous income	33,491	72,521	110,963	77,638

Other income	34,629	85,055	113,451	118,169

Loss from continuing operations	(415,487)	(1,117,004)	(948,974)	(2,166,761)

Income from discontinued operations, net of $0 tax	—	2,242,573	—	2,534,824

Net (loss) income	$(415,487)	$1,125,569	$(948,974)	$368,063

Basic and diluted (loss) income per share:

Numerator for (loss) income per share:
Loss from continuing operations	$(415,487)	$(1,117,004)	$(948,974)	$(2,166,761)
Series C Redeemable Convertible Preferred Stock dividends	—	109,771	45,518	220,290
Series C Convertible Preferred Stock deemed dividend	—	—	469,465	—
Series D Convertible Preferred Stock beneficial conversion feature	—	—	753,012	—

Loss from continuing operations attributable to common shareholders – basic and diluted	(415,487)	(1,226,775)	(2,216,969)	(2,387,051)
Income from discontinued operations, net of $0 tax	—	2,242,573	—	2,534,824

Net (loss) income attributable to common shareholders – basic and diluted	$(415,487)	$1,015,798	$(2,216,969)	$147,773

Denominator for (loss) income per share:
Basic and diluted weighted average shares	48,003,703	22,691,549	41,505,896	22,010,028

Basic and diluted loss from continuing operations attributable to common shareholders per share	$(.01)	$(.06)	$(.05)	$(.11)
Basic and diluted income from discontinued operations per share	—	.10	—	.12

Basic and diluted net (loss) income attributable to common shareholders per share	$(.01)	$.04	$(.05)	$.01

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

	Common Stock Shares Outstanding	Common Stock	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, January 1, 2004	27,245,932	$272,459	—	$—	—	$—	$65,578,653	$(2,673)	$(68,392,966)	$(2,544,527)

Conversions of Series C Redeemable Convertible Preferred Stock by previous holders	1,862,086	18,621	—	—	—	—	540,005	—	—	558,626
Conversion of Series C Convertible Preferred Stock from temporary equity to permanent equity	—	—	629.187593	6	—	—	6,219,639	—	—	6,219,645
Exchange of Series C Redeemable Convertible Preferred Stock	1,800,000	18,000	(46.300000)	(1)	—	—	59,379	—	—	77,378
Conversions of Series C Convertible Preferred Stock after the change in ownership	17,021,498	170,215	(372.041687)	(3)	—	—	451,557	—	—	621,769
Issuance of Series D Convertible Preferred Stock	—	—	—	—	2,500,000	25,000	2,475,000	—	—	2,500,000
Transaction costs in connection with the issuance of Series D Convertible Preferred Stock	—	—	—	—	—	—	(472,296)	—	—	(472,296)
Conversions of Series D Convertible Preferred Stock	1,342,856	13,428	—	—	(335,714)	(3,357)	(10,071)	—	—	—
Common Stock Warrants issued in connection with the conversion of the Series C Convertible Preferred Stock	—	—	—	—	—	—	62,221	—	—	62,221
Stock Grant to Outside Directors	176,472	1,765	—	—	—	—	28,235	(30,000)	—	—
Amortization of Deferred Stock Compensation	—	—	—	—	—	—	—	7,673	—	7,673
Series C Redeemable Convertible Preferred Stock dividends	—	—	—	—	—	—	(45,518)	—	—	(45,518)
Non-cash Series C Convertible Preferred Stock deemed dividend	—	—	—	—	—	—	469,465	—	(469,465)	—
Non-cash charge attributable to Series D Convertible Preferred Stock Beneficial conversion	—	—	—	—	—	—	753,012	—	(753,012)	—
Issuance of Common Stock	100	1	—	—	—	—	24	—	—	25
Net loss	—	—	—	—	—	—	—	—	(948,974)	(948,974)

Balance, June 30, 2004	49,448,944	$494,489	210.845906	$2	2,164,286	$21,643	$76,109,305	$(25,000)	$(70,564,417)	$6,036,022

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Loss from continuing operations	$(948,974)	$(2,166,761)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	298,003	564,211
Non-cash stock compensation expense	7,673	13,908
Provision for bad debt	(31,908)	(3,455)
Inventory reserve	43,337	7,219
Expense related to Common Stock Warrant issued in connection with the Series C Preferred Stock	62,221	—

Change in:
Accounts receivable	120,800	(74,671)
Inventories	201,743	512,185
Prepaid expenses and other current assets	(397,019)	122,241
Other assets, net	6,183	5,523
Trade accounts payable	105,178	(101,164)
Accrued restructuring charges	(238,391)	(4,012)
Deferred revenue	(833,340)	(833,340)
Other current and long term liabilities	(107,069)	(693,286)

Net cash used in continuing operations	(1,711,563)	(2,651,402)

Income from discontinued operations	—	2,534,824
Gain on Sale of discontinued operations	—	(2,242,573)
Change in:
Assets from discontinued operations	—	(188,192)
Liabilities from discontinued operations	—	(6,265)

Net cash provided by discontinued operations	—	97,794

Net cash used in operating activities	(1,711,563)	(2,553,608)

Cash flows from investing activities:
Purchase of short-term investments	(600,000)	—
Proceeds from the sale of Aircraft Communications Products Division	—	2,500,000
Principal payments received on note receivable from sale of Aircraft Communications Products Division	354,986	236,656
Purchases of property and equipment	(6,540)	(47,487)
Patents and trademarks	(3,322)	(85,457)

Net cash (used in) provided by investing activities	(254,876)	2,603,712

Cash flows from financing activities:
Issuance of Common Stock	25	—
Net proceeds from the issuance of the Series D Convertible Preferred Stock	2,027,704	—
Payment of debt obligations	(10,244)	(10,857)

Net cash provided by (used in) financing activities	2,017,485	(10,857)

Net increase in cash and cash equivalents	51,046	39,247

Cash and cash equivalents, beginning of period	1,725,041	3,307,437

Cash and cash equivalents, end of period	$1,776,087	$3,346,684

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deemed dividend attributable to Series C Convertible Preferred Stock	$469,465	$—

Beneficial conversion charge attributable to Series D Convertible Preferred Stock	$753,012	$—

Conversion of Series B Redeemable Convertible Preferred Stock into common stock	$—	$449,545

Conversion of Series C Redeemable Convertible Preferred Stock into common stock	$636,004	$—

Conversion of Series C Convertible Preferred Stock into common stock	$621,769	$—

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Management Liquidity Plans

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Management’s Liquidity Plans - As of June 30, 2004, Andrea had working capital of $1,288,173 and cash, cash equivalents and short-term investments of $2,376,087. Andrea incurred a loss from continuing operations of $415,487 and $948,974 for the quarter and first half ended June 30, 2004. On February 17, 2004, Andrea entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company for 2,500,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”). Pursuant to the terms of the Securities Purchase Agreement, Andrea received the first tranche of financing, $1.25 million on February 23, 2004, and an additional $1.25 million in a second tranche of financing on June 4, 2004 (Note 4).

In addition to the proceeds from the Securities Purchase Agreement, Andrea plans to continue to improve its cash flows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as placing heightened emphasis on its sales and marketing efforts.

As of August 12, 2004, Andrea has approximately $1.8 million of cash, cash equivalents and short term investments. Management believes that Andrea has sufficient liquidity available for Andrea to operate through at least June 2005. The Company anticipates that additional liquidity will be required in 2005. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

In May 2003, Andrea received a non-compliance notice from the American Stock Exchange (“AMEX” or “the Exchange”) indicating that it is below certain of the Exchange’s continued listing standards. In accordance with Section 1009 of the AMEX Company Guide, Andrea was afforded the opportunity to submit a plan of compliance to the Exchange. The plan is to outline what action the Company will take, or has taken to bring the Company into compliance with the continued listed standards within an 18-month period. On June 25, 2003, Andrea presented its plan to the Exchange. On August 13, 2003 the Exchange notified Andrea that it has accepted the Company’s plan of compliance and granted an extension of time to November 23, 2004 to regain compliance with the continued listing standards. Andrea will be subject to periodic review by the Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange. There can be no assurance that the Company’s plan will be successful. Additionally, it is not possible to predict the impact that delisting from the Exchange would have on Andrea.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of June 30, 2004:

Options to purchase common stock	2,784,500
Series C Convertible Preferred Stock and related accrued dividends	9,646,535
Series D Convertible Preferred Stock and related Warrants (Note 4)	14,096,738

Total potential common shares as of June 30, 2004	26,527,773

Stock-Based Compensation - At June 30, 2004, Andrea had two stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Andrea had applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss attributable to common shareholders as reported	$(415,487)	$1,015,798	$(2,216,969)	$147,773
Deduct: Total stock-based employee compensation expense determined under fair value-based method	40,896	244,534	66,259	480,090

Pro forma net loss attributable to common shareholders	$(456,383)	$771,264	$(2,283,228)	$(332,317)

Basic and diluted net loss attributable to common shareholders per share as reported	$(.01)	$.04	$(.05)	$.01

Basic and diluted pro forma net loss attributable to common shareholders per share	$(.01)	$.03	$(.06)	$(.02)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the periods ended June 30, 2004 and June 30, 2003:

	June 30, 2004	June 30, 2003
Expected life in years	4	4
Risk-free interest rates	3.73%	4.09%
Volatility	218%	190%
Dividend yield	0%	0%

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at June 30, 2004 and 2003.

Short-term investments – Short-term investments include commercial paper with original maturities of greater than three months and less than one year. These investments are classified as held to maturity and are reported at amortized cost.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 38% and 41% of the total net revenues for the three months ended June 30, 2004 and 2003, respectively and accounted for 10% of total accounts receivable at June 30, 2004 and 2003. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 36% and 37% of the total net revenues for the six months ended June 30, 2004 and 2003, respectively. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 13% of the total sales for the three months ended June 30 2003 and accounted for 34% of total accounts receivable at June 30, 2003.

Andrea purchased a substantial portion of its finished goods from one supplier. Purchases from this supplier amounted to 64% and 70% of total purchases for the three months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 and 2003, purchases from this supplier amounted to 63% and 59%, respectively, of total purchases. At June 30, 2004 and 2003, the amount due to this supplier included in accounts payable were $230,257 and $147,763, respectively.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	June 30, 2004	December 31, 2003
Raw materials	$588,273	$668,929
Work-in-process	807	19,621
Finished goods	1,251,253	1,353,526

	1,840,333	2,042,076

Less: reserve for obsolescence	(783,622)	(740,285)

	$1,056,711	$1,301,791

Goodwill And Other Intangible Assets

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended June 30, 2004 and 2003, amortization expense was $117,355 and $194,874, respectively. For the six-month periods ended June 30, 2004 and 2003, amortization expense was $234,692 and $389,222, respectively.

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset(s) will be established. This new cost basis will be net of any recorded impairment. Management recorded an impairment charge of $2,444,161 related to its core technology during the quarter ended December 31, 2003. Additionally, management recorded an impairment charge of $289,069 relating to its trademarks and patents.

Note 3. Series C Convertible Preferred Stock

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

On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement and that certain third party investors (the “Series C Investors”) had purchased 582.887593 shares of the Series C Preferred Stock from the holder of such Series C Preferred Stock (the “Existing C Holder”). Pursuant to the Exchange and Termination Agreement, the Existing C Holder would exchange 46.3 shares of the Series C Preferred Stock in exchange for 1.8 million shares of Common Stock and cease to own any of the Series C Preferred Stock. In the Acknowledgment and Waiver Agreement between Andrea and the Series C Investors, the terms of the Series C Preferred Stock would effectively be revised, which among other things would: (i) eliminate the holders’ security interest in Andrea’s assets; (ii) eliminate any right of holders of the Series C Preferred Stock to require a redemption of the Series C Preferred Stock, with two limited exceptions which are within Andrea’s control; (iii) eliminate the future increases, based on a rate of 5% per year of the Stated Value of the unconverted balance of the Series C Preferred Stock, of the shares of Common Stock issuable upon conversion of Series C Preferred Stock; and (iv) eliminate an existing election by a holder of Series C Preferred Stock to utilize a lower market price as the conversion price and reset the conversion price of the Series C Preferred Stock to $0.2551 per share of Common Stock from the existing $0.30 per share.

As a result of the Acknowledgement and Waiver Agreement, the Series C Preferred Stock was presented as part of shareholders’ equity (deficiency) in the accompanying condensed consolidated balance sheets for the period ended June 30, 2004. Additionally, unaccreted Series C Preferred Stock transaction costs of $72,231 were charged as a reduction to additional paid in capital. In addition, during the three-month period ended March 31, 2004 Andrea recorded a non-cash deemed dividend of $469,465, which represents a prorata portion of the consideration resulting from the reduction of the conversion price of Series C Preferred Stock.

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related Warrants. In connection with the transactions related to the Series C Preferred Stock and the initial issuance of the Series D Preferred Stock, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. Andrea allocated fifty percent of these transactions costs to each of the Series C Preferred Stock and the Series D Preferred Stock. As such, $150,000 of the $300,000 payment to Knightsbridge Capital and $62,221 of the $124,442 expense related to the issuance of the warrants and other legal and transaction costs of $101,903 were included in general, administrative and selling expenses for the period ended June 30, 2004.

Prior to the change of ownership, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted in 2004:

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

From the change of ownership through June 30, 2004, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
February 17, 2004	7.000000	$0.2551	320,261
February 18, 2004	150.261029	$0.2551	6,874,683
February 24, 2004	11.657700	$0.2551	533,358
February 25, 2004	46.363079	$0.2551	2,121,184
February 26, 2004	15.000000	$0.2551	686,274
March 2, 2004	8.326899	$0.2551	380,969
March 4, 2004	8.000000	$0.2551	366,013
March 9, 2004	20.000000	$0.2551	915,032
March 12, 2004	11.657700	$0.2551	533,358
March 19, 2004	30.947780	$0.2551	1,415,909
March 22, 2004	20.730311	$0.2551	948,445
March 30, 2004	5.817481	$0.2551	266,159
April 15, 2004	33.365283	$0.2551	1,526,514
April 28, 2004	2.914425	$0.2551	133,339

Total conversions of Series C Preferred Stock by the new Investors from the change in ownership through June 30, 2004	372.041687		17,021,498

Subsequent to June 30, 2004 through August 12, 2004, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
July 15, 2004	15.405020	$0.2551	704,804
July 28, 2004	41.634845	$0.2551	1,904,860

Total conversions of Series C Preferred Stock by the new Investors from June 30, 2004 through August 12, 2004	57.039865		2,609,664

As of August 12, 2004, there are 153.806041 shares of Series C Preferred Stock outstanding, which is convertible into 7,036,871 shares of Common Stock.

Note 4. Series D Convertible Preferred Stock

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

In addition, on June 4, 2004 the Buyers purchased for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock Warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The Warrants are exercisable at any time after six months and before June 4, 2009 at an exercise price of $0.17 per share.

Knightsbridge Capital served as a financial advisor to Andrea in connection with the initial issuance of the Series D Preferred Stock and the transaction related to the Series C Preferred Stock. In connection with the transactions related to the Series C Preferred Stock and the initial issuance of the Series D Preferred Stock and related Warrants, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. Andrea allocated fifty percent of these transactions costs to each of the Series C Preferred Stock and the Series D Preferred Stock. As such, $150,000 of the $300,000 payment to Knightsbridge Capital, and $62,221 of the $124,442 expense related to the issuance of the warrants offset net Series D Preferred Stock proceeds and were recorded as a decrease in additional paid in capital for the period ended March 31, 2004. In addition, in connection with the second tranche sale of the Series D Preferred Stock and related Warrants, Andrea paid Knightsbridge Capital an additional $50,000 and issued warrants exercisable for an aggregate of 62,500 shares of Common Stock. The Warrants are exercisable at any time after six months and before June 4, 2009 at an exercise price of $0.17 per share.

In accordance with Emerging Issues Task Force (“EITF”) Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, Andrea recorded a non-cash charge of $753,012 to accumulated deficit in the first quarter of 2004, related to the first tranche of the Series D Preferred Stock. The non-cash charge measures the difference between the relative fair value of the Series D Preferred Stock and the fair market value of the shares of Andrea’s common stock issuable pursuant to the conversion terms on the date of issuance. This charge represents the maximum charge under this standard for this issuance.

Including the expenses related to Knightsbridge Capital allocated to the Series D Preferred Stock, the total transaction costs associated with the issuance of the Series D Preferred Stock were $472,296. These charges are included in the accompanying condensed consolidated financial statements as a reduction of additional paid in capital.

During the period ending June 30, 2004, the following shares of Series D Preferred Stock were converted:

Date of Conversion	Number of Series D Preferred Stock Converted	Conversion Price	Number of Common Shares
June 7, 2004	50,000	$0.25	200,000
June 11, 2004	35,714	$0.25	142,856
June 16, 2004	250,000	$0.25	1,000,000

Total conversions of Series D Preferred Stock in the period ending June 30, 2004	335,714		1,342,856

As of June 30, 2004, there are 2,164,286 shares of Series D Preferred Stock and 5,439,594 related warrants outstanding, which is convertible into 14,096,738 shares of Common Stock.

Subsequent to June 30, 2004 through August 12, 2004, the following shares of Series D Preferred Stock were converted:

Date of Conversion	Number of Series D Preferred Stock Converted	Conversion Price	Number of Common Shares
July 22, 2004	250,000	$0.25	1,000,000

Total conversions of Series D Preferred Stock from June 30, 2004 through August 12, 2004	250,000		1,000,000

As of August 12, 2004, there are 1,914,286 shares of Series D Preferred Stock and 5,439,594 related warrants outstanding, which are convertible into 13,096,738 shares of Common Stock.

Note 5. Restructuring Accrual

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge was recorded as accrued restructuring charges or as a reduction of assets, as applicable. During the three months ended March 31, 2004, Andrea reversed the restructuring accrual by $238,391, which reduced the restructuring liability to zero. $215,325 of the reversal was recorded as sales returns recovery – restructuring and $23,066 of the reversal was recorded as a reduction in operating expenses, which was where the charges were initially recorded. During the three and six months ended June 30, 2003, Andrea made payments of $3,234 and $4,102, which reduced the restructuring liability.

Note 6. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as current deferred revenue in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million, which started to be recognized in the third quarter of 2002. During the three months ended June 30, 2004 and June 30, 2003, $416,670 of license revenues was recognized in the accompanying condensed consolidated statement of operations. During the six months ended June 30, 2004 and 2003, $833,340 of license revenues was recognized in the accompanying condensed consolidated statement of operations.

Note 7. Commitments And Contingencies

Leases

Andrea’s corporate headquarters are located in Melville, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in October 2008. Rent expense under this operating lease was $153,420 and $306,840 for each of the three and six month periods ended June 30, 2004 and 2003. In February 2004, Andrea entered into an amended operating lease to defer a portion of the rent payments due in 2004 to later periods in the lease. The net lease amount remains the same. As of June 30, 2004, the future annual minimum lease commitments, under this lease and all other noncancellable operating leases, are as follows:

2004 (July to December 31)	$398,017
2005	847,392
2006	842,225
2007	816,577
2008	609,494

Total	$3,513,705

Employment Agreements

In August 2003, Paul E. Donofrio joined the Company as its President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Donofrio will receive an initial annual base salary of $175,000, an initial stock grant of 350,000 options and a minimum annual prorated bonus of $50,000. Mr. Donofrio would also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. The term of this agreement can be extended for two additional one year terms and, if so, Mr. Donofrio’s base salary would be $200,000 and $225,000 in years two and three, respectively, with additional grants of stock options each year. At June 30, 2004, the future minimum cash commitments under this agreement aggregate $43,750.

In June 2004, the Company entered into a one year employment contract with the Chairman of the Board, Douglas J. Andrea, which expires June 2005 with a provision to extend for two additional one year terms. Pursuant to his employment agreement, Mr. Andrea will receive an initial annual base salary of $175,000 from June 14, 2004 through August 3, 2004, an initial stock grant of 400,000 options with immediate vesting on June 14, 2004 and a minimum annual prorated bonus of $50,000 on a calendar year basis from the period beginning August 4, 2003. His annual base salary will be increased to $200,000 on August 4, 2004. Mr. Andrea would also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. If the agreement is extended, Mr. Andrea’s annual base salary would be $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, with additional grants of stock options each year. At June 30, 2004, the future minimum cash commitments under this agreement aggregate $292,700.

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, director and former President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its claims pending final outcome of the action. On May 13, 2004, Andrea requested clarification of the Judge’s March 2, 2004 order. On May 19, 2004, Mr. Sauvigne filed an appeal of the Judge’s March 2, 2004 order. A Preliminary Conference has been scheduled for September 14, 2004. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit.

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

Note 8. Option Grants to Directors, Chairman of the Board and President and Chief Executive Officer

In May 2004, the Board of Directors granted 50,000 stock options to one of the Directors for his service as the chairperson on the Nominating and Compensation Committees. The grant provides for a six month vesting period, an exercise price of $0.17, which was fair market value at the date of grant, and a term of 10 years.

In May 2004, the Board of Directors granted 25,000 stock options to one of the Directors for his service as the chairperson on the Audit Committee. The grant provides for a six month vesting period, an exercise price of $0.17, which was fair market value at the date of grant, and a term of 10 years.

On August 4, 2004, in accordance with their respective employment agreements, the Chairman of the Board and the President and Chief Executive Officer were granted 250,000 and 300,000 stock options, respectively. These grants provide for a six month vesting period, an exercise price of $0.10, which was fair market value at the date of grant, and a term of 10 years.

Note 9. Segment Information

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended June 30, 2004 and 2003:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$663,399	$625,838	$1,289,237
Loss from operations	(244,225)	(205,891)	(450,116)
Depreciation and amortization	131,972	16,260	148,232

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2003
Net revenues from external customers	$684,217	$558,962	$1,243,179
Loss from operations	(838,192)	(363,867)	(1,202,059)
Depreciation and amortization	216,020	48,626	264,646

The following represents selected condensed consolidated financial information for Andrea’s segments for the six-month periods ended June 30, 2004 and 2003:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$1,397,926	$1,450,958	$2,848,884
Loss from operations	(654,861)	(407,564)	(1,062,425)
Depreciation and amortization	264,814	33,189	298,003

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2003
Net revenues from external customers	$1,198,015	$1,326,239	$2,524,254
Loss from operations	(2,002,592)	(282,338)	(2,284,930)
Depreciation and amortization	478,678	85,533	564,211

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2004 and 2003, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2004	June 30, 2003
Net revenues:
United States	$1,220,071	$1,174,844
Foreign	69,166	68,335

	$1,289,237	$1,243,179

Accounts receivable:
United States	$519,204	$455,071
Foreign	3,326	35,905

	$522,530	$490,976

For the six-month periods ended June 30, 2004 and 2003, by geographic area are as follows:

Geographic Data	June 30, 2004	June 30, 2003
Net revenues:
United States	$2,497,181	$2,291,794
Foreign	351,703	232,460

	$2,848,884	$2,524,254

Note 10. Discontinued Operations

Sale of Aircraft Communication Products Division

On April 11, 2003, Andrea completed the sale of substantially all of the assets and liabilities of the Andrea Aircraft Communications Products division for approximately $3.8 million. Andrea received $2.5 million in cash, and approximately $1.3 million in notes which are payable in equal installments over the succeeding eleven month period. As of June 30, 2004, the note has been paid in full. The sale resulted in a gain, recorded in the quarter ended June 30, 2003, of approximately $2.24 million which reflected the difference between the purchase price of $3.8 million and the net assets sold (accounts receivable of $693,861, net inventories of $981,813, and accounts payable and accrued liabilities of $124,064). The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. The consideration for the sale was determined through arms-length negotiations between Andrea and Andrea Systems, LLC. Andrea Systems, LLC is a new entity that was established by a group of private investors. As part of the sale, Andrea entered into a transition services agreement with Andrea Systems, LLC pursuant to which the Company received approximately $347,000 during the transition service period which ended May 31, 2004.

During the quarter ended March 31, 2003, Andrea committed to a plan to sell its Aircraft Communications Products division. Accordingly, the results of operations and the assets and liabilities of this division are presented as discontinued operations for the period. The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the three and six month periods ended June 30, 2003:

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003
Net sales	$—	$1,068,976
Cost of sales	—	569,128

Gross margin	—	499,848

Research and development expenses	—	119,871

General, administrative and selling expenses	—	87,726

Operating Income from Discontinued Operations	—	292,251

Gain of Sale of Discontinued Operations	2,242,573	2,242,573

Income from Discontinued Operations	$2,242,573	$2,534,824

Sales to the federal government and related subcontractors aggregated $0 and $525,068 for the three and six months ended June 30, 2003, respectively.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At June 30, 2004 and December 31, 2003, our allowance for doubtful accounts was $24,789 and $56,697, respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of approximately $1.1 million and $1.3 million at June 30, 2004 and December 31, 2003 are net of reserves of approximately $0.8 million and $0.7 million, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions, which may affect Andrea. In order to test for recoverability, during the quarter ended December 31, 2003, Andrea compared the sum of an undiscounted cash flow projection (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Since the results of this test indicated that there was an impairment, Andrea utilized the fair value method to measure the amount of the impairment. The difference between the fair value and the carrying value resulted in an impairment charge of $2,444,161. At December 31, 2003 the net book value of Andrea’s core technology was $4,414,211, which Andrea will continue to amortize over the remaining life of the asset. Additionally, during the quarter ended December 31, 2003, Andrea committed to a plan to abandon certain trademarks and patents before the end of their previously estimated useful life which resulted in an impairment charge of $289,069. The net value of Andrea’s core technology and patents and trademarks at June 30, 2004 is $4,193,501 and $380,759, respectively.

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”(“FAS 109”), requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall valuation assessment. Accordingly, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2004 (the “2004 Second Quarter”) compared to the three months ended June 30, 2003 (the “2003 Second Quarter”) and for the six months ended June 30, 2004 (the “2004 First Half”) compared to the six months ended June 30, 2003 (the “2003 First Half”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

Our operating results are subject to significant fluctuation, period-to-period comparisons of our operating results may not be meaningful and you should not rely on them as indications of our future performance.

Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

•	the volume of sales of our products under our collaborative marketing arrangements;

•	the cost of development of our products;

•	the mix of products we sell;

•	the mix of distribution channels we use;

•	the timing of our new product releases and those of our competitors;

•	fluctuations in the computer and communications hardware and software marketplace; and

•	general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2004 Second Quarter were approximately $1.3 million versus $1.2 million for the 2003 Second Quarter. Net loss applicable to common shareholders for the 2004 Second Quarter was approximately $0.4 million, or $.01 per share on a basic and diluted basis, versus net income applicable to common shareholders of approximately $1.0 million, or $.04 per share on a basic and diluted basis for the 2003 Second Quarter. Our revenues for the 2004 First Half were approximately $2.8 million versus $2.5 million for the 2003 First Half. Net loss applicable to common shareholders for the 2004 First Half was approximately $2.2 million, or $.05 per share on a basic and diluted basis, versus net income applicable to common shareholders of approximately $0.1 million, or $.01 per share on a basic and diluted basis for the 2003 First Half. During 2003 and 2004, we continued to experience cash flow constraints and, in response, on February 20, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004 and another $1.25 million on June 4, 2004. While we continue to explore opportunities to grow sales in other business areas we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. Although we intend to continue improving cash flows by reducing overall expenses we may not be able to easily and quickly implement such initiatives and, if our revenues continue to decline or remain flat, our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. At December 31, 2003, we recorded an impairment charge of approximately $2.4 million to our Core Technology associated with the Lamar acquisition. In addition, during the six-month period ended June 30, 2004, we recorded a non-cash deemed dividend of approximately $0.5 million representing a pro rata portion of the consideration given in connection with the Series C Preferred Stock’s Acknowledge and Waiver Agreement and a non-cash charge of approximately $0.8 million relating to the intrinsic value of the realization of a contingent beneficial conversion feature related to the Company’s initial issuance of the Series D Convertible Preferred Stock. As a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell or refocus, our operations, our business, results of operations and financial condition could be materially and adversely effected, our common stock could be delisted on the American Stock Exchange and/or we could be unable to continue operations.

In order to be a viable entity we need to achieve profitable operations. To accomplish that we need to increase revenues and/or decrease expenses significantly. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. On February 20, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company, of which we received $1.25 million on February 23, 2004 and $1.25 million on June 4, 2004. As a result, we believe that we now have sufficient liquidity to continue our operations at least through June 2005. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient positive cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange (see Note 1 of our Condensed Consolidated Financial Statements) and our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and You May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 53,058,608 were outstanding as of August 12, 2004. The number of shares outstanding does not include an aggregate of 25,420,262 shares of common stock that are issuable. This number of issuable common shares is equal to 48% of the 53,058,608 outstanding shares. These issuable common shares are comprised of: a) 3,337,000 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 1,949,653 shares reserved for future grants under our 1998 Stock Plan; c) 7,036,871 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 7,657,144 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,439,594 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of August 12, 2004, we had 153.806041 shares of Series C Preferred Stock, 1,914,286 shares of Series D Preferred Stock and 5,439,594 Common Stock Warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own an excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 20,133,609 shares, which would represent 38% of the then outstanding shares of common stock.

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

If we fail to commercialize and fully market our Andrea DSP Microphone and Audio Software products, or continue to develop Andrea Anti-Noise Headset products, our revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

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

Further, the markets for our products and technologies are characterized by evolving industry and governmental standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, certain of our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Headset products are subject to the Federal Communications Commission requirements. We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

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

We rely on a combination of patents, patent applications, trade secrets, copyrights, trademarks, nondisclosure agreements with our employees, licenses and potential licenses, limited access to and dissemination of our proprietary information, and other measures to protect our intellectual property and proprietary rights. However, the steps that we have taken to protect our intellectual property may not prevent its misappropriation or circumvention. In addition, numerous patents have been granted to other parties in the fields of noise cancellation, noise reduction, computer voice recognition, digital signal processing and related subject matter. We expect that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Claims of this type could have an adverse effect on our ability to manufacture and market our products or to develop new products and technologies, because the parties holding these patents may refuse to grant licenses or only grant licenses with onerous royalty requirements. Moreover, the laws of other countries do not protect our proprietary rights to our technologies to the same extent as the laws of the United States.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three-month period ended June 30, 2004, and 2003, net revenues to customers outside the United States accounted for approximately 5% of our net revenues from continuing operations. For the six-month period ended June 30, 2004, and 2003, net revenues to customers outside the United States accounted for approximately 12% and 9%, respectively, of our net revenues from continuing operations. International revenues and operations are subject to a number of risks, including:

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

We face risk from operating in Israel.

One of our engineering and customer support facilities is located in the State of Israel and, as a result, certain of our key engineering employees are located there as well. Although substantially all of our revenues currently are being earned from customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved.

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

Results Of Operations

Quarter ended June 30, 2004 compared to Quarter ended June 30, 2003 and Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003.

Net Revenues

Net Revenues for the 2004 Second Quarter, were $1,289,237, an increase of 4% from sales of $1,243,179 for the 2003 Second Quarter. Net Revenues for the 2004 Second Half were $2,848,884, an increase of 13% from the 2003 Second Half net revenues of $2,524,254. Included in the 2004 First Quarter net revenues was $215,325 in Sales returns recovery - restructuring, representing a reversal of a restructuring accrual. The increase in net revenues for the 2004 Second Quarter reflects an increase of 12% in net revenues of Andrea Anti-Noise Products, to $625,838, or 49% of net revenues partially offset by a 3% decrease in net revenues of Andrea DSP Microphone and Software Products to $663,399, or 51% of total net revenues. The increase in net revenues for the 2004 First Half reflects an increase of 17% in net revenues of Andrea DSP Microphone and Software Products to $1,397,926, or 49% of net revenues and a 9% increase in net revenues of Andrea Anti-Noise Products to $1,450,958, or 51% of net revenues. The half year increase in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to increased product shipments to several of our OEM customers in the 2004 First Quarter. Included in our Andrea DSP Microphone and Audio Software Products net revenues for the 2004 and 2003 Second Quarter and 2004 and 2003 First Half are $416,670 and $833,340, respectively, of licensing revenue recognized related to our agreements with Analog Devices. The unamortized portion of the same license agreements is recorded as current deferred revenue of $1,546,624 as of June 30, 2004. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. The quarter to quarter increase in net revenues of Andrea Anti-Noise Headset Products is due to an increasing number of businesses utilizing distance learning and on-line collaboration software who, in turn, procure our noise canceling headset products. The year to date increase in net revenues of Andrea Anti-Noise Headset Products is due to the $215,325 reversal of a restructuring accrual included in Sales returns recovery – restructuring partially offset by decreased product shipments to several of our OEM customers in the first quarter of 2004.

Cost of Revenues

Cost of revenues as a percentage of sales for the 2004 Second Quarter decreased to 45% from 58% for the 2003 Second Quarter. Cost of revenues as a percentage of sales for the 2004 Second Half decreased to 45% from 51% for the 2003 Second Half. These decreases primarily reflect the impact of the changes in the composition of our revenues as described under “Net Revenues” above.

Research and Development

Research and development expenses for the 2004 Second Quarter decreased 50% to $365,303 from $730,051 for the 2003 Second Quarter. Research and development expenses for the 2004 First Half were $764,770, a decrease of 49% from the 2003 First Half research and development expenses of $1,510,771. These decreases are primarily due to cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the company’s strategic focus being redirected towards sales and marketing efforts. Notwithstanding this decline, the substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea

Anti-Noise headset products. For the 2004 Second Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $292,449, or 80% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $72,854, or 20% of total research and development expenses. For the 2004 First Half, the Andrea DSP Microphone and Audio Software Technology efforts were $609,944, or 80% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $154,826, or 20% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to continue to reduce, where possible, the relatively high levels of such expenses during fiscal 2004.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 21% to $787,592 for the 2004 Second Quarter from $997,937 for the 2003 Second Quarter. General, administrative and selling expenses for the 2004 First Half were $1,867,952, a decrease of 7% from the 2003 First Half general, administrative and selling expenses of $2,009,685. These decreases are predominantly due to cost reduction efforts primarily related to employee compensation and related benefit costs, legal and patent expenses, promotional costs and depreciation expenses. General, administrative and selling expenses for the 2004 First Half include transaction costs associated with restructuring the Series C Preferred Stock of approximately $314,124. As part of our overall effort to conserve cash, we intend to continue to reduce where possible the relatively high levels of general, administrative and selling expenses during the remainder of fiscal 2004.

Other Income

Other income for the 2004 Second Quarter was $34,629 compared to other income of $85,055 for the 2003 Second Quarter. Other income for the 2003 First Half was $113,451 compared to other income of $118,169 for the 2002 Second Half. The quarter to quarter decrease is primarily the result of the termination of the transition agreement involved with the discontinued operations and decrease of the related rental income as well as the decrease in interest earned due to lower cash balances. The year to date decrease is comprised of the increase in rental income from the same transition agreement that was earned in the first three months of 2004 as compared to 2003 partially offset by the decrease of interest earned due to lower cash balances during the same period.

Provision for Income Taxes

We provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the condensed consolidated statement of operations, but rather will result in an increase in additional paid-in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

Discontinued Operations

We sold our Aircraft Communications Products division on April 11, 2003. The purchase price was comprised of $2.5 million in cash, and approximately $1.3 million in notes payable in equal installments over the succeeding 11-month period. The gain on the sale, recorded in the second quarter of 2003, was approximately $2.24 million. The results of the Aircraft Communication Products division for both the 2003 Second Quarter and 2003 First Half have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Operating income from discontinued operations was approximately $0.3 million for the 2003 First Half. Aircraft Communications Products revenues, included within the discontinued operations line item, during the 2003 First Half were $1.1 million.

Net Loss

Net loss for 2004 Second Quarter was $415,487 compared to net income of $1,125,569 for the 2003 Second Quarter. Net loss for the 2004 First Half was $948,974 compared to net income of $368,063 for the 2003 First Half. The net loss for 2004 Second Quarter and 2004 First Half principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At June 30, 2004, we had cash and cash equivalents of $1,776,087 compared with $1,725,041 at December 31, 2003. The balance of cash and cash equivalents at June 30, 2004 is primarily a result of Andrea’s issuance and sale of $2,500,000 of its Series D Preferred Stock and Warrants, partially offset by gross cash outflows from operations.

Working capital balance at June 30, 2004 was $1,288,173 compared to a working capital deficit of $192,871 at December 31, 2003. The increase in working capital reflects an increase in total current assets of $359,107 and a decrease in total current liabilities of $1,121,937. The increase in total current assets reflects an increase in cash and cash equivalents of $51,046, an increase in short-term investments of $600,000, a decrease in accounts receivable of $88,892, a decrease in notes receivable of $354,986, a decrease in inventory of $245,080 and an increase in prepaid expenses and other current assets of $397,019. The decline in total current liabilities reflects a increase in trade accounts payable of $105,178, a decrease in current portion of long-term debt of $10,244, a decrease of $238,391 in accrued restructuring charges, a decrease of $120,056 in short-term deferred revenue and a decrease of $858,424 in other current liabilities. The significant decrease in other current liabilities is primarily a result of the decrease in accrued dividends associated with the substantial Series C Preferred Stock conversions during the 2004 First Half.

The increase in cash and cash equivalents of $51,046 reflects $1,711,563 of net cash used in operating activities, $254,876 of net cash used in investing activities and $2,017,485 of net cash provided by financing activities.

The cash used in operating activities of $1,711,563, excluding non-cash charges, is primarily attributable to the $948,974 net loss from operations for the period ended June 30, 2004, a $120,800 decrease in accounts receivable, a $201,743 decrease in inventory, a $397,019 increase in prepaid expenses and other current assets, a $6,183 decrease in other assets, a $105,178 increase in accounts payable, a $107,069 decrease in other current and long-term liabilities, a $238,391 decrease in accrued restructuring charges and a $833,340 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2004 as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $254,876 reflects a $600,000 purchase of commercial paper with a six-month maturity, principal payments received on the note receivable of $354,986 associated with the sale of the Aircraft Communications Products Division partially offset by an increase in property and equipment of $6,540 and an increase in patents and trademarks of $3,322. The slight increases in property and equipment and patents and trademarks reflects modest capital expenditures associated with dies for our Andrea Anti Noise Headset business line and intellectual property related to our Andrea DSP Microphone and Audio Software products, respectively.

The net cash provided by financing activities of $2,017,485 reflects net proceeds of $2,027,704 received from the issuance of the Series D Preferred Stock and Warrants, a small payment received related to the issuance of Common Stock, partially offset by payments related to the debt we assumed in connection with the acquisition of Lamar.

We believe that it will be necessary to continue to raise additional working capital to support operations. In recent years, we have sustained significant operating losses and we have been unable to generate sufficient cash flow from operations to meet our operating needs. Correspondingly, from time to time during the past several years, we have raised capital from external sources. In October 2000, Andrea raised $7.5 million through the issuance and sale of Series C Preferred Stock. In April 2003, we sold our Aircraft Communications Products division for approximately $3.8 million. On February 17, 2004, Andrea entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004, and an additional $1.25 million on June 4, 2004.

We plan to continue to improve our cash flows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursuing 1) existing opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of August 12, 2004, Andrea has approximately $1.8 million (unaudited) of cash, cash equivalents and short term investments. During 2003, we utilized approximately $5.0 million in cash. We expect our cash utilization rate to decrease as a result of planned reductions of certain administrative, overhead and research and development expenses. As a result, we believe that we have sufficient liquidity available to continue in operation through at least June 2005. To the extent the Company does not experience growth from its remaining business segments, additional liquidity will be required in 2005. Accordingly, if we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to continue to significantly reduce our operating expenses and/or operations or we may have to relinquish our products, technologies or markets. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

ITEM 3. CONTROLS AND PROCEDURES

Andrea’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Andrea’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Andrea’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that it files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Andrea’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2003, Christopher P. Sauvigne, former director, President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its claims pending final outcome of the action. On May 13, 2004, Andrea requested clarification of the Judge’s March 2, 2004 order. On May 19, 2004, Mr. Sauvigne filed an appeal of the Judge’s March 2, 2004 order. A Preliminary Conference has been scheduled for September 14, 2004. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 21, 2004, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals Douglas J. Andrea (42,927,898 shares for, 938,978 shares withheld); John R. Croteau (42,735,238 shares for, 1,131,638 shares withheld); Paul E. Donofrio (42,995,338 shares for, 871,538 shares withheld); Gary A. Jones (41,586,938 shares for, 2,279,938 shares withheld); Scott Koondel (41,821,638 shares for, 2,045,238 shares withheld); Louis Libin (41,817,738 shares for, 2,049,138 shares withheld); Joseph J. Migliozzi (43,032,238 shares for, 834,638 shares withheld); Jonathan D. Spaet (42,981,438 shares for, 885,438 shares withheld). The shareholders ratified the selection of Marcum & Kliegman LLP as the Company’s independent accountants for the year ending December 31, 2004 (43,284,790 shares for, 488,191 shares against, and 93,895 shares abstained). In addition, the shareholders approved the issuance of 1,250,000 shares of Series D Convertible Preferred Stock and related warrants, including the terms and provisions of the Series D Convertible Preferred Stock providing for adjustment to the number of shares of common stock into which a share of Series D Convertible Preferred Stock may be converted (7,552,425 shares for, 1,504,208 shares against, 333,719 shares abstained and 34,476,524 shares not voted). The issuance of an additional 1,250,000 shares of Series D Convertible Preferred Stock and related warrants was duly approved (7,420,095 shares for, 1,645,739 shares against, 324,518 shares abstained and 34,476,524 shares not voted). The proposal to amend the restated certificate of incorporation to eliminate a limitation on the conversion of the Series C Preferred Stock required a vote of the majority of the outstanding shares of common stock and was not approved (Common Stock: 7,573,926 shares for, 1,546,631 shares against, 329,795 shares abstained and 34,476,524 shares not voted; Series C Preferred Stock: 38 shares for, 0 shares against, 0 shares abstained and 176 shares not voted).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit 10 –	Employment Agreement, dated as of June 14, 2004, by and between Douglas J. Andrea and the Registrant

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32 –	Section 1350 Certifications

b)	Reports on Form 8-K

On May 11, 2004, Andrea furnished a Current Report on Form 8-K reporting that it had issued a press release announcing its financial results for the quarter ended March 31, 2004.

On June 7, 2004, Andrea filed a Current Report on Form 8-K reporting that it had issued a press release announcing that it had closed on the second tranche of a Securities Purchase Agreement that was previously disclosed on February 23, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ PAUL E. DONOFRIO
Name:	Paul E. Donofrio
Title:	President and Chief Executive Officer

Date: August 13, 2004

/s/ PAUL E. DONOFRIO Paul E. Donofrio	President, Chief Executive Officer and Director	August 13, 2004

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	August 13, 2004