Form 10QSB
period 2004-09-30
ANDREA ELECTRONICS CORP
filed 2004-11-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to by filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2004, there are 54,268,149 common shares outstanding.

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$761,326	$1,725,041
Short-term investments	600,000	—
Accounts receivable, net of allowance for doubtful accounts of $23,706 and $56,697, respectively	445,650	611,422
Note receivable	—	354,986
Inventories, net	1,167,611	1,301,791
Prepaid expenses and other current assets	532,575	181,018

Total current assets	3,507,162	4,174,258

Property and equipment, net	139,335	219,182
Intangible assets, net	4,461,832	4,805,630
Other assets, net	258,678	268,090

Total assets	$8,367,007	$9,467,160

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Trade accounts payable	$395,649	$731,092
Current portion of long-term debt	1,161	16,527
Accrued restructuring charges	—	238,391
Deferred revenue	1,154,954	1,666,680
Other current liabilities	780,785	1,714,439

Total current liabilities	2,332,549	4,367,129

Deferred revenue	—	713,284
Other liabilities	230,361	238,671

Total liabilities	2,562,910	5,319,084

Series B Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—
Series C Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 677 shares; liquidation value: $6,771,876 at December 31, 2003	—	6,692,603

Commitments and contingencies

Shareholders’ equity (deficiency):
Preferred stock, $.01 par value; authorized: 2,497,500 and 4,997,500 shares, respectively; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 145 shares; liquidation value: $1,454,791 at September 30, 2004	1	—
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 and 0 shares, respectively; issued and outstanding: 1,707,143 and 0 shares, respectively; liquidation value: $1,707,143 and $0, respectively	17,071	—
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 54,268,149 and 27,245,932 shares, respectively	542,681	272,459
Additional paid-in capital	76,159,616	65,578,653
Deferred stock compensation	(17,500)	(2,673)
Accumulated deficit	(70,897,772)	(68,392,966)

Total shareholders’ equity (deficiency)	5,804,097	(2,544,527)

Total liabilities and shareholders’ equity (deficiency)	$8,367,007	$9,467,160

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues
Product revenues	$886,991	$749,888	$2,687,210	$2,440,802
License revenues	416,670	416,670	1,250,010	1,250,010

Revenues	1,303,661	1,166,558	3,937,220	3,690,812

Sales returns recovery – restructuring	—	—	215,325	—

Net revenues	1,303,661	1,166,558	4,152,545	3,690,812

Cost of revenues	554,090	653,251	1,832,677	1,941,979

Gross margin	749,571	513,307	2,319,868	1,748,833

Research and development expenses	321,083	667,207	1,085,853	2,177,978

General, administrative and selling expenses	756,780	949,938	2,624,732	2,959,623

Loss from operations	(328,292)	(1,103,838)	(1,390,717)	(3,388,768)

Other income (expense)
Interest (expense) income, net	(2,527)	508	(39)	41,039
Rent and miscellaneous income (expense)	(2,536)	30,873	108,427	108,511

Other income (expense)	(5,063)	31,381	108,388	149,550

Loss from continuing operations	(333,355)	(1,072,457)	(1,282,329)	(3,239,218)

Income from discontinued operations, net of $0 tax	—	—	—	2,534,824

Net loss	$(333,355)	$(1,072,457)	$(1,282,329)	$(704,394)

Basic and diluted loss per share:

Numerator for loss per share:
Loss from continuing operations	$(333,355)	$(1,072,457)	$(1,282,329)	$(3,239,218)
Series C Redeemable Convertible Preferred Stock dividends	—	113,892	45,518	334,182
Series C Convertible Preferred Stock deemed dividend	—	—	469,465	—
Series D Convertible Preferred Stock beneficial conversion feature	—	—	753,012	—

Loss from continuing operations attributable to common shareholders – basic and diluted	(333,355)	(1,186,349)	(2,550,324)	(3,573,400)
Income from discontinued operations, net of $0 tax	—	—	—	2,534,824

Net loss attributable to common shareholders – basic and diluted	$(333,355)	$(1,186,349)	$(2,550,324)	$(1,038,576)

Denominator for loss per share:
Basic and diluted weighted average shares	52,231,554	24,310,003	45,107,212	22,785,111

Basic and diluted loss from continuing operations attributable to common shareholders per share	$(.01)	$(.05)	$(.06)	$(.16)
Basic and diluted income from discontinued operations per share	—	—	—	.11

Basic and diluted net loss attributable to common shareholders per share	$(.01)	$(.05)	$(.06)	$(.05)

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, January 1, 2004	—	$—	—	$—	27,245,932	$272,459	$65,578,653	$(2,673)	$(68,392,966)	$(2,544,527)

Conversions of Series C Redeemable Convertible Preferred Stock by previous holders	—	—	—	—	1,862,086	18,621	540,005	—	—	558,626
Conversion of Series C Convertible Preferred Stock from temporary equity to permanent equity	629.187593	6	—	—	—	—	6,219,639	—	—	6,219,645
Exchange of Series C Redeemable Convertible Preferred Stock	(46.300000)	(1)	—	—	1,800,000	18,000	59,379	—	—	77,378
Conversions of Series C Convertible Preferred Stock after the change in ownership	(437.408451)	(4)	—	—	20,012,131	200,121	530,894	—	—	731,011
Issuance of Series D Convertible Preferred Stock	—	—	2,500,000	25,000	—	—	2,475,000	—	—	2,500,000
Transaction costs in connection with the issuance of Series D Convertible Preferred Stock	—	—	—	—	—	—	(487,608)	—	—	(487,608)
Conversions of Series D Convertible Preferred Stock	—	—	(792,857)	(7,929)	3,171,428	31,714	(23,785)	—	—	—
Common Stock Warrants issued in connection with the conversion of the Series C Convertible Preferred Stock	—	—	—	—	—	—	62,221	—	—	62,221
Stock Grant to Outside Directors	—	—	—	—	176,472	1,765	28,235	(30,000)	—	—
Amortization of Deferred Stock compensation	—	—	—	—	—	—	—	15,173	—	15,173
Series C Redeemable Convertible Preferred Stock dividends	—	—	—	—	—	—	(45,518)	—	—	(45,518)
Non-cash Series C Convertible Preferred Stock deemed dividend	—	—	—	—	—	—	469,465	—	(469,465)	—
Non-cash charge attributable to Series D Convertible Preferred Stock beneficial conversion	—	—	—	—	—	—	753,012	—	(753,012)	—
Issuance of Common Stock	—	—	—	—	100	1	24	—	—	25
Net loss	—	—	—	—	—	—	—	—	(1,282,329)	(1,282,329)

Balance, September 30, 2004	145.479142	$1	1,707,143	$17,071	54,268,149	$542,681	$76,159,616	$(17,500)	$(70,897,772)	$5,804,097

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Loss from continuing operations	$(1,282,329)	$(3,239,218)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	442,794	855,096
Non-cash stock compensation expense	15,173	17,399
Provision for bad debt	(32,991)	11,366
Inventory reserve	20,576	71,906
Loss on disposal of fixed assets	2,226	47,560
Expense related to Common Stock Warrant issued in connection with the Series C Preferred Stock	62,221	—

Change in:
Accounts receivable	198,763	(64,488)
Inventories	113,604	644,915
Prepaid expenses and other current assets	(351,557)	136,070
Other assets, net	9,412	11,264
Trade accounts payable	(335,443)	(414,157)
Accrued restructuring charges	(238,391)	(4,012)
Deferred revenue	(1,225,010)	(1,250,010)
Other current and long term liabilities	(93,425)	(803,801)

Net cash used in continuing operations	(2,694,377)	(3,980,110)

Income from discontinued operations	—	2,534,824
Gain on Sale of discontinued operations	—	(2,242,573)
Change in:
Assets from discontinued operations	—	(188,192)
Liabilities from discontinued operations	—	(6,265)

Net cash provided by discontinued operations	—	97,794

Net cash used in operating activities	(2,694,377)	(3,882,316)

Cash flows from investing activities:
Purchase of short-term investments	(600,000)	—
Proceeds from the sale of Aircraft Communications Products Division	—	2,500,000
Principal payments received on note receivable from sale of Aircraft Communications Products Division	354,986	591,640
Purchases of property and equipment	(13,040)	(52,156)
Patents and trademarks	(8,335)	(96,094)

Net cash (used in) provided by investing activities	(266,389)	2,943,390

Cash flows from financing activities:
Issuance of Common Stock	25	—
Net proceeds from the issuance of the Series D Convertible Preferred Stock	2,012,392	—
Payment of debt obligations	(15,366)	(15,979)

Net cash provided by (used in) financing activities	1,997,051	(15,979)

Net decrease in cash and cash equivalents	(963,715)	(954,905)

Cash and cash equivalents, beginning of period	1,725,041	3,307,437

Cash and cash equivalents, end of period	$761,326	$2,352,532

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deemed dividend attributable to Series C Convertible Preferred Stock	$469,465	$—

Beneficial conversion charge attributable to Series D Convertible Preferred Stock	$753,012	$—

Conversion of Series B Redeemable Convertible Preferred Stock into common stock	$—	$763,515

Conversion of Series C Redeemable Convertible Preferred Stock into common stock	$636,004	$217,952

Conversion of Series C Convertible Preferred Stock into common stock	$731,011	$—

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

Management’s Liquidity Plans - As of September 30, 2004, Andrea had working capital of $1,174,613 and cash and cash equivalents and short-term investments of $1,361,326. Andrea incurred a loss from continuing operations of $333,355 and $1,282,329 for the quarter and nine months ended September 30, 2004, respectively. On February 17, 2004, Andrea entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company for 2,500,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”). Pursuant to the terms of the Securities Purchase Agreement, Andrea received the first tranche of financing, $1.25 million on February 23, 2004, and an additional $1.25 million in a second tranche of financing on June 4, 2004 (Note 4).

In addition to the proceeds from the Securities Purchase Agreement, Andrea plans to continue to narrow its cash outflows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible even while continuing to emphasize its sales and marketing efforts.

As of November 10, 2004, Andrea has approximately $1.1 million of cash and cash equivalents and short term investments. Although Andrea has implemented several measures in an effort to reduce its expenses and to help preserve cash and it continues to pursue additional financial as well as strategic sources of capital, there can be no assurance that Andrea will be successful in its attempts to raise sufficient capital essential to its survival. To the extent Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of funding, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets and will not be able to develop and implement a business plan. Additionally, even if Andrea does raise sufficient operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. Andrea has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. These matters raise substantial doubt about Andrea’s ability to continue as a going concern. As such, the third quarter condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should Andrea be unable to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Reclassifications - Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Net Loss Per Share - Basic loss per share is computed by dividing the net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the exercise of stock options, warrants and convertible preferred stock are excluded from the calculation of net loss per share as their effect would be antidilutive.

Such potentially anti-dilutive securities consist of the following:

Total potential common shares as of September 30, 2004:

Options to purchase common stock	3,242,500
Series C Convertible Preferred Stock and related accrued dividends	6,655,902
Series D Convertible Preferred Stock and related Warrants (Note 4)	12,268,166

Total potential common shares as of September 30, 2004	22,166,568

Stock-Based Compensation - At September 30, 2004, Andrea had two stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if Andrea had applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss attributable to common shareholders as reported	$(333,355)	$(1,186,349)	$(2,550,324)	$(1,038,576)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	76,184	15,010	139,770	495,100

Pro forma net loss attributable to common shareholders	$(409,539)	$(1,201,359)	$(2,690,094)	$(1,533,676)

Basic and diluted net loss attributable to common shareholders per share as reported	$(.01)	$(.05)	$(.06)	$(.05)

Basic and diluted pro forma net loss attributable to common shareholders per share	$(.01)	$(.05)	$(.06)	$(.07)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the periods ended September 30, 2004 and September 30, 2003:

	September 30, 2004	September 30, 2003
Expected life in years	4	4
Risk-free interest rates	3.53%	2.67%
Volatility	224%	200%
Dividend yield	0%	0%

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at September 30, 2004 and 2003.

Short-term investments – Short-term investments include commercial paper with original maturities of greater than three months and less than one year. These investments are classified as held to maturity and are reported at amortized cost.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 38% and 44% of the total net revenues for the three months ended September 30, 2004 and 2003, respectively and accounted for 16% of total accounts receivable at September 30, 2003. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 36% and 40% of the total net revenues for the nine months ended September 30, 2004 and 2003, respectively.

Andrea purchased a substantial portion of its finished goods from one supplier. Purchases from this supplier amounted to 69% and 56% of total purchases for the three months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003, purchases from this supplier amounted to 66% and 58%, respectively, of total purchases. At September 30, 2004 and 2003, the amounts due to this supplier included in accounts payable were $65,154 and $93,311, respectively.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	September 30, 2004	December 31, 2003
Raw materials	$537,998	$668,929
Work-in-process	61,645	19,621
Finished goods	1,328,829	1,353,526

	1,928,472	2,042,076

Less: reserve for obsolescence	(760,861)	(740,285)

	$1,167,611	$1,301,791

Intangible Assets

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended September 30, 2004 and 2003, amortization expense was $117,441 and $195,144, respectively. For the nine-month periods ended September 30, 2004 and 2003, amortization expense was $352,133 and $584,367, respectively.

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of undiscounted cash flows (gross margin dollars from product sales), a new cost basis for the impaired asset(s) will be established, net of any recorded impairment. Management recorded an impairment charge of $2,444,161 related to its core technology during the quarter ended December 31, 2003. Additionally, management recorded an impairment charge of $289,069 relating to its trademarks and patents during the quarter ended December 31, 2003.

Recently Issued Accounting Pronouncements

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The application of this consensus did not have a material effect on Andrea’s financial position or results of operations.

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share “ (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have any effect on Andrea’s calculation of EPS.

In September 2004, the EITF issued statement EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on Andrea’s calculation of EPS.

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

As a result of the Acknowledgement and Waiver Agreement, the Series C Preferred Stock was presented as part of shareholders’ equity (deficiency) in the accompanying condensed consolidated balance sheet for the period ended September 30, 2004. Additionally, unaccreted Series C Preferred Stock transaction costs of $72,231 were charged as a reduction to additional paid-in capital. In addition, during the three-month period ended March 31, 2004, Andrea recorded a non-cash deemed dividend of $469,465, which represents a pro-rata portion of the consideration resulting from the reduction of the conversion price of Series C Preferred Stock.

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related Warrants. In connection with the transactions related to the Series C Preferred Stock and the initial issuance of the Series D Preferred Stock, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. Andrea allocated fifty percent of these transactions costs to each of the Series C Preferred Stock and the Series D Preferred Stock. As such, $150,000 of the $300,000 payment to Knightsbridge Capital and $62,221 of the $124,442 expense related to the issuance of the warrants and other legal and transaction costs of $101,903 were included in general, administrative and selling expenses for the period ended September 30, 2004.

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

From the change of ownership through September 30, 2004, the following shares of Series C Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
February 17, 2004	7.000000	$0.2551	320,261
February 18, 2004	150.261029	$0.2551	6,874,683
February 24, 2004	11.657700	$0.2551	533,358
February 25, 2004	46.363079	$0.2551	2,121,184
February 26, 2004	15.000000	$0.2551	686,274
March 2, 2004	8.326899	$0.2551	380,969
March 4, 2004	8.000000	$0.2551	366,013
March 9, 2004	20.000000	$0.2551	915,032
March 12, 2004	11.657700	$0.2551	533,358
March 19, 2004	30.947780	$0.2551	1,415,909
March 22, 2004	20.730311	$0.2551	948,445
March 30, 2004	5.817481	$0.2551	266,159
April 15, 2004	33.365283	$0.2551	1,526,514
April 28, 2004	2.914425	$0.2551	133,339
July 15, 2004	15.405020	$0.2551	704,804
July 28, 2004	41.634845	$0.2551	1,904,860
September 22, 2004	8.326899	$0.2551	380,969

Total conversions of Series C Preferred Stock by the new investors from the change in ownership through September 30, 2004	437.408451		20,012,131

As of September 30, 2004, there are 145.479142 shares of Series C Preferred Stock outstanding, which are convertible into 6,655,902 shares of Common Stock.

Note 4. Series D Convertible Preferred Stock

On February 17, 2004, Andrea entered into a Securities Purchase Agreement with the Series C Investors and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000. In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock Warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The Warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share.

In addition, on June 4, 2004, the Buyers purchased for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock Warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The Warrants are exercisable at any time after six months and before June 4, 2009 at an exercise price of $0.17 per share.

Knightsbridge Capital served as a financial advisor to Andrea in connection with the initial issuance of the Series D Preferred Stock and the transaction related to the Series C Preferred Stock. In connection with the transactions related to the Series C Preferred Stock and the initial issuance of the Series D Preferred Stock and related Warrants, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. Andrea allocated fifty percent of these transactions costs to each of the Series C Preferred Stock and the Series D Preferred Stock. As such, $150,000 of the $300,000 payment to Knightsbridge Capital, and $62,221 of the $124,442 expense related to the issuance of the warrants offset net Series D Preferred Stock proceeds and were recorded as a decrease in additional paid-in capital for the period ended March 31, 2004. In addition, in connection with the second tranche sale of the Series D Preferred Stock and related Warrants, Andrea paid Knightsbridge Capital an additional $50,000 and issued warrants exercisable for an aggregate of 62,500 shares of Common Stock. The Warrants are exercisable at any time after six months and before June 4, 2009 at an exercise price of $0.17 per share.

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

Including the expenses related to Knightsbridge Capital allocated to the Series D Preferred Stock, the total transaction costs associated with the issuance of the Series D Preferred Stock were $487,608. These charges are included in the accompanying condensed consolidated financial statements as a reduction of additional paid-in capital.

During the period ending September 30, 2004, the following shares of Series D Preferred Stock were converted:

Date of Conversion	Number of Series D Preferred Stock Converted	Conversion Price	Number of Common Shares
June 7, 2004	50,000	$0.25	200,000
June 11, 2004	35,714	$0.25	142,856
June 16, 2004	250,000	$0.25	1,000,000
July 22, 2004	250,000	$0.25	1,000,000
September 21, 2004	35,714	$0.25	142,856
September 22, 2004	171,429	$0.25	685,716

Total conversions of Series D Preferred Stock in the period ending September 30, 2004	792,857		3,171,428

As of September 30, 2004, there are 1,707,143 shares of Series D Preferred Stock and 5,439,594 related warrants outstanding, which are convertible into 12,268,166 shares of Common Stock.

Note 5. Restructuring Accrual

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge was recorded as accrued restructuring charges or as a reduction of assets, as applicable. During the three months ended March 31, 2004, Andrea reversed the restructuring accrual by $238,391, which reduced the restructuring liability to zero. $215,325 of the reversal was recorded as sales returns recovery – restructuring and $23,066 of the reversal was recorded as a reduction in operating expenses, which was where the charges were initially recorded. During the three and nine months ended September 30, 2003, Andrea made payments of $0 and $4,102, which reduced the restructuring liability.

Note 6. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as current deferred revenue in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million, which started to be recognized in the third quarter of 2002. During the three months ended September 30, 2004 and September 30, 2003, $416,670 of license revenues were recognized in the accompanying condensed consolidated statement of operations. During the nine months ended September 30, 2004 and 2003, $1,250,010 of license revenues was recognized in the accompanying condensed consolidated statement of operations.

Note 7. Commitments And Contingencies

Leases

Andrea’s corporate headquarters are located in Melville, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in October 2008. Rent expense under this operating lease was $153,420 and $460,260 for each of the three and nine month periods ended September 30, 2004 and 2003. In January 2004, Andrea entered into an amended operating lease to defer a portion of the rent payments due in 2004 to later periods in the lease. The net lease amount remains the same. As of September 30, 2004, the future annual minimum lease commitments, under this lease and all other noncancellable operating leases, are as follows:

2004 (October to December 31)	$232,770
2005	847,392
2006	842,225
2007	816,577
2008	609,494

Total	$3,348,458

Employment Agreements

In August 2003, Paul E. Donofrio joined the Company as its President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Donofrio receives an annual base salary of $200,000, a minimum annual prorated bonus of $50,000 and received a stock grant of 300,000 options. Mr. Donofrio is also entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. The term of this agreement can be extended for one additional year. If the agreement is extended in August 2005, Mr. Donofrio’s base salary would be $225,000 with an additional 300,000 grant of stock options. At September 30, 2004, the future minimum cash commitments under this agreement aggregate $245,833.

In June 2004, the Company entered into a one year employment contract with the Chairman of the Board, Douglas J. Andrea, which expires June 2005 with a provision to extend for two additional one year terms. Pursuant to his employment agreement, Mr. Andrea will receive an initial annual base salary of $175,000 from June 14, 2004 through August 3, 2004, an initial stock grant of 400,000 options with immediate vesting on June 14, 2004 and a minimum annual prorated bonus of $50,000 on a calendar year basis from the period beginning August 4, 2003. His annual base salary will be increased to $200,000 on August 4, 2004. Mr. Andrea would also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. If the agreement is extended in June 2005, Mr. Andrea’s annual base salary would be $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, with additional grants of stock options each year. At September 30, 2004, the future minimum cash commitments under this agreement aggregate $216,667.

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, director and former President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its counter claims against Mr. Sauvigne pending final outcome of the action. On May 19, 2004, Mr. Sauvigne filed an appeal of the Judge’s March 2, 2004 order. A Preliminary Conference was held on September 14, 2004. The parties are engaged in pre-trial discovery. An additional conference was scheduled for November 12, 2004. Additionally, a compliance conference is to take place on February 23, 2005 and a trial date of July 11, 2005 has been scheduled. Andrea intends to defend the Action vigorously.

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

On June 14, 2004, in accordance with his employment agreement, the Chairman of the Board was granted 400,000 stock options. This grant provides for immediate vesting, an exercise price of $0.13, which was fair market value at the date of grant, and a term of 10 years.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended September 30, 2004 and 2003:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$696,133	$607,528	$1,303,661
Loss from operations	(110,619)	(217,673)	(328,292)
Depreciation and amortization	129,620	15,171	144,791

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2003
Net revenues from external customers	$585,646	$580,912	$1,166,558
Loss from operations	(712,027)	(391,811)	(1,103,838)
Depreciation and amortization	242,326	48,559	290,885

The following represents selected condensed consolidated financial information for Andrea’s segments for the nine-month periods ended September 30, 2004 and 2003:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$2,094,059	$2,058,486	$4,152,545
Loss from operations	(765,480)	(625,237)	(1,390,717)
Depreciation and amortization	394,434	48,360	442,794

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2003
Net revenues from external customers	$1,783,661	$1,907,151	$3,690,812
Loss from operations	(2,714,619)	(674,149)	(3,388,768)
Depreciation and amortization	721,004	134,092	855,096

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2004 and 2003, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2004	September 30, 2003
Net revenues:
United States	$1,203,331	$1,095,601
Foreign	100,330	70,957

	$1,303,661	$1,166,558

Accounts receivable:
United States	$424,846	$408,909
Foreign	20,804	57,062

	$445,650	$465,971

For the nine-month periods ended September 30, 2004 and 2003, by geographic area are as follows:

Geographic Data	September 30, 2004	September 30, 2003
Net revenues:
United States	$3,700,512	$3,387,395
Foreign	452,033	303,417

	$4,152,545	$3,690,812

Note 10. Discontinued Operations

Sale of Aircraft Communication Products Division

On April 11, 2003, Andrea completed the sale of substantially all of the assets and liabilities of the Andrea Aircraft Communications Products division for approximately $3.8 million. Andrea received $2.5 million in cash, and approximately $1.3 million in notes which were payable in equal installments over the succeeding eleven month period. As of June 30, 2004, the note has been paid in full. The sale resulted in a gain, recorded in the quarter ended June 30, 2003, of approximately $2.24 million which reflected the difference between the purchase price of $3.8 million and the net assets sold (accounts receivable of $693,861, net inventories of $981,813, and accounts payable and accrued liabilities of $124,064). The Aircraft Communications Products division is engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. The consideration for the sale was determined through arms-length negotiations between Andrea and Andrea Systems, LLC. Andrea Systems, LLC is a new entity that was established by a group of private investors. As part of the sale, Andrea entered into a transition services agreement with Andrea Systems, LLC pursuant to which the Company received approximately $347,000 during the transition service period which ended May 31, 2004.

During the quarter ended March 31, 2003, Andrea committed to a plan to sell its Aircraft Communications Products division. Accordingly, the results of operations and the assets and liabilities of this division are presented as discontinued operations for the period. The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the three and nine month periods ended September 30, 2003:

	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003
Net sales	$—	$1,068,976
Cost of sales	—	569,128

Gross margin	—	499,848
Research and development expenses	—	119,871
General, administrative and selling expenses	—	87,726

Operating Income from Discontinued Operations	—	292,251
Gain of Sale of Discontinued Operations	—	2,242,573

Income from Discontinued Operations	—	$2,534,824

Sales to the federal government and related subcontractors aggregated $0 and $525,068 for the three and nine months ended September 30, 2003, respectively.

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

Our Critical Accounting Policies

Our condensed consolidated financial statements and the notes to our condensed consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At September 30, 2004 and December 31, 2003, our allowance for doubtful accounts was $23,706 and $56,697, respectively.

Inventories – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of approximately $1.2 million and $1.3 million at September 30, 2004 and December 31, 2003 are net of reserves of approximately $0.8 million and $0.7 million, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions, which may affect Andrea. In order to test for recoverability, during the quarter ended December 31, 2003, Andrea compared the sum of an undiscounted cash flow projection (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Since the results of this test indicated that there was an impairment, Andrea utilized the fair value method to measure the amount of the impairment. The difference between the fair value and the carrying value resulted in an impairment charge of $2,444,161. At December 31, 2003 the net book value of Andrea’s core technology was $4,414,211, which Andrea will continue to amortize over the remaining life of the asset. Additionally, during the quarter ended December 31, 2003, Andrea committed to a plan to abandon certain trademarks and patents before the end of their previously estimated useful lives which resulted in an impairment charge of $289,069. The net value of Andrea’s core technology and patents and trademarks at September 30, 2004 is $4,083,145 and $378,687, respectively.

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”), requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall valuation assessment. Accordingly, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2004 (the “2004 Third Quarter”) compared to the three months ended September 30, 2003 (the “2003 Third Quarter”) and for the nine months ended September 30, 2004 (the “2004 First Nine Months”) compared to the nine months ended September 30, 2003 (the “2003 First Nine Months”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2004 Third Quarter were approximately $1.3 million versus $1.2 million for the 2003 Third Quarter. Net loss applicable to common shareholders for the 2004 Third Quarter was approximately $0.3 million, or $0.01 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $1.2 million, or $0.05 per share on a basic and diluted basis for the 2003 Third Quarter. Our revenues for the 2004 First Nine Months were approximately $4.2 million versus $3.7 million for the 2003 First Nine Months. Net loss applicable to common shareholders for the 2004 First Nine Months was approximately $2.6 million, or $0.06 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $1.0 million, or $0.05 per share on a basic and diluted basis for the 2003 First Nine Months. During 2003 and 2004, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004 and another $1.25 million on June 4, 2004. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. Although we intend to continue improving cash flows by reducing overall expenses, we may not be able to easily and quickly implement such initiatives and, if our revenues continue to decline or remain flat, our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. At December 31, 2003, we recorded an impairment charge of approximately $2.4 million to our Core Technology associated with the Lamar acquisition. In addition, during the first quarter of 2004, we recorded a non-cash deemed dividend of approximately $0.5 million representing a pro rata portion of the consideration given in connection with the Series C Preferred Stock’s Acknowledge and Waiver Agreement and a non-cash charge of approximately $0.8 million relating to the intrinsic value of the realization of a contingent beneficial conversion feature related to the Company’s initial issuance of the Series D Convertible Preferred Stock. As a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell or refocus, our operations, our business, results of operations and financial condition could be materially and adversely effected, our common stock could be delisted on the American Stock Exchange and/or we could be unable to continue operations.

In order to be a viable entity we need to achieve profitable operations. To accomplish that we need to increase revenues and/or decrease expenses significantly. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These financial as well as strategic sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. On February 17, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company, of which we received $1.25 million on February 23, 2004 and $1.25 million on June 4, 2004. As a result, we believe that we now have sufficient liquidity to continue our operations at least through July 2005. We have revised our business strategies to reduce our expenses and capital expenditures, but we still do not generate sufficient positive cash flow from operations to meet our operating needs and we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our delisting from the American Stock Exchange (see Note 1 of our Condensed Consolidated Financial Statements) and our inability to continue operations.

If we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or fail to obtain additional financing through a capital transaction or other type of funding, we may be unable to continue as a going concern.

As of November 10, 2004, Andrea has approximately $1.1 million of cash and cash equivalents and short term investments. Although Andrea has implemented several measures in an effort to reduce its expenses and to help preserve cash and it continues to pursue additional financial as well as strategic sources of capital, there can be no assurance that Andrea will be successful in its attempts to raise sufficient capital essential to its survival. To the extent Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of funding, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets and will not be able to develop and implement a business plan. Additionally, even if

Andrea does raise sufficient operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. Andrea has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. These matters raise substantial doubt about Andrea’s ability to continue as a going concern. As such, the third quarter condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should Andrea be unable to continue as a going concern.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and You May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 54,268,149 were outstanding as of November 10, 2004. The number of shares outstanding does not include an aggregate of 24,210,721 shares of common stock that are issuable. This number of issuable common shares is equal to 45% of the 54,268,149 outstanding shares. These issuable common shares are comprised of: a) 3,242,500 shares of our common stock reserved for issuance upon exercise of outstanding option awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 2,044,153 shares reserved for future grants under our 1998 Stock Plan; c) 6,655,902 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 6,828,572 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,439,594 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of November 10, 2004, we had 145.479142 shares of Series C Preferred Stock, 1,707,143 shares of Series D Preferred Stock and 5,439,594 Common Stock Warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own an excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 18,924,068 shares, which would represent 35% of the then outstanding shares of common stock.

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

Further, the markets for our products and technologies are characterized by evolving industry and government standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, certain of our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Headset products are subject to the Federal Communications Commission requirements. We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three-month periods ended September 30, 2004, and 2003, net revenues to customers outside the United States accounted for approximately 8% and 6%, respectively, of our net revenues from continuing operations. For the nine-month periods ended September 30, 2004, and 2003, net revenues to customers outside the United States accounted for approximately 11% and 8%, respectively, of our net revenues from continuing operations. International revenues and operations are subject to a number of risks, including:

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

We face risk from operating in Israel.

One of our engineering and customer support facilities is located in the State of Israel and, as a result, certain key engineering personnel are located there as well. Although substantially all of our revenues currently are being earned from customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and Arab countries. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved.

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

Results Of Operations

Quarter ended September 30, 2004 compared to Quarter ended September 30, 2003 and Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003.

Net Revenues

Net Revenues for the 2004 Third Quarter were $1,303,661, an increase of 12% from sales of $1,166,558 for the 2003 Third Quarter. Net Revenues for the 2004 First Nine Months were $4,152,545, an increase of 13% from the 2003 First Nine Months’ net revenues of $3,690,812. Included in the 2004 First Nine Months’ net revenues was $215,325 in Sales returns recovery - restructuring, representing a reversal of a restructuring accrual. The increase in net revenues for the 2004 Third Quarter reflects an increase of 5% in net revenues of Andrea Anti-Noise Products, to $607,528, or 47% of net revenues and an increase of 19% in net revenues of Andrea DSP Microphone and Software Products to $696,133, or 53% of total net revenues. The increase in net revenues for the 2004 First Nine Months reflects an increase of 8% in net revenues of Andrea DSP Microphone and Software Products to $2,058,486, or 50% of net revenues and a 17% increase in net revenues of Andrea Anti-Noise Products to $2,094,059, or 50% of net revenues. The Third Quarter and First Nine Months increase in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to increased product shipments to several of our OEM customers. Included in our Andrea DSP Microphone and Audio Software Products net revenues for the 2004 and 2003 Third Quarter and 2004 and 2003 First Nine Months are $416,670 and $1,250,010, respectively, of licensing revenue recognized related to our agreements with Analog Devices. The unamortized portion of the same license agreements is recorded as current deferred revenue of $1,129,954 as of September 30, 2004. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. The quarter to quarter increase in net revenues of Andrea Anti-Noise Headset Products is due to an increasing number of businesses utilizing distance learning and on-line collaboration software who, in turn, procure our noise canceling headset products. The year to date increase in net revenues of Andrea Anti-Noise Headset Products is due to the $215,325 reversal of a restructuring accrual included in Sales returns recovery – restructuring partially offset by decreased product shipments to several of our OEM customers.

Cost of Revenues

Cost of revenues as a percentage of sales for the 2004 Third Quarter decreased to 43% from 56% for the 2003 Third Quarter. Cost of revenues as a percentage of sales for the 2004 First Nine Months decreased to 44% from 53% for the 2003 First Nine Months. The quarter to quarter reduction represents a decrease in reserves and write-offs involving slow moving and obsolete inventory in the 2004 Third Quarter as compared to the 2003 Third Quarter. The decrease in the 2004 First Nine Months’ cost of revenues as a percentage of sales is primarily a result of the reversal of a restructuring accrual described under “Net Revenues” above as well as a decrease in reserves and write-offs involving slow moving and obsolete inventory as compared to the 2003 First Nine Months.

Research and Development

Research and development expenses for the 2004 Third Quarter decreased 52% to $321,083 from $667,207 for the 2003 Third Quarter. Research and development expenses for the 2004 First Nine Months were $1,085,853, a decrease of 50% from the 2003 First Nine Months’ research and development expenses of $2,177,978. These decreases are primarily due to cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the Company’s strategic focus being redirected towards sales and marketing efforts. Notwithstanding this decline, the substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea Anti-Noise headset products. For the 2004 Third Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $234,878, or 73% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $86,205, or 27% of total research and development expenses. For the 2004 First Nine Months, the Andrea DSP Microphone and Audio Software Technology efforts were $844,822, or 78% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $241,031, or 22% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to continue to reduce, where possible, the relatively high levels of such expenses during the remainder of fiscal 2004.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 20% to $756,780 for the 2004 Third Quarter from $949,938 for the 2003 Third Quarter. General, administrative and selling expenses for the 2004 First Nine Months were $2,624,732, a decrease of 11% from the 2003 First Nine Months’ general, administrative and selling expenses of $2,959,623. These decreases are predominantly due to cost reduction efforts primarily related to employee compensation and related benefit costs, legal expenses, promotional costs and depreciation expenses. General, administrative and selling expenses for the 2004 First Nine Months include transaction costs associated with restructuring the Series C Preferred Stock of approximately $314,124. As part of our overall effort to conserve cash, we intend to continue to reduce, where possible, the relatively high levels of general, administrative and selling expenses during the remainder of fiscal 2004.

Other Income (Expense)

Other expense for the 2004 Third Quarter was $5,063 as compared to other income of $31,381 for the 2003 Third Quarter. Other income for the 2004 First Nine Months was $108,388 as compared to other income of $149,550 for the 2003 First Nine Months. These decreases in other income are primarily the result of the termination of the transition agreement involved with the discontinued operations and decrease of the related rental income.

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

Discontinued Operations

We sold our Aircraft Communications Products division on April 11, 2003. The purchase price was comprised of $2.5 million in cash, and approximately $1.3 million in notes payable in equal installments over the succeeding 11-month period. The gain on the sale, recorded in the 2003 First Nine Months, was approximately $2.2 million. The results of the Aircraft Communication Products division for the 2003 First Nine Months have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Operating income from discontinued operations was approximately $0.3 million for the 2003 First Nine Months. Aircraft Communications Products revenues, included within the discontinued operations line item, during the 2003 First Nine Months were $1.1 million.

Net Loss

Net loss for 2004 Third Quarter was $333,355 as compared to net loss of $1,072,457 for the 2003 Third Quarter. Net loss for the 2004 First Nine Months was $1,282,329 as compared to net loss of $704,394 for the 2003 First Nine Months. The net loss for 2004 Third Quarter and 2004 First Nine Months principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At September 30, 2004, we had cash and cash equivalents and short-term investments of $1,361,326 compared with $1,725,041 at December 31, 2003. The balance of cash and cash equivalents and short-term investments at September 30, 2004 is primarily a result of gross cash outflows from operations, partially offset by Andrea’s issuance and sale of $2,500,000 of its Series D Preferred Stock and Warrants.

Working capital balance at September 30, 2004 was $1,174,613 compared to a working capital deficit of $192,871 at December 31, 2003. The increase in working capital reflects a decrease in total current assets of $667,096 and a decrease in total current liabilities of $2,034,580. The decrease in total current assets reflects a decrease in cash and cash equivalents of $963,715, an increase in short-term investments of $600,000, a decrease in accounts receivable of $165,772, a decrease in notes receivable of $354,986, a decrease in inventories of $134,180 and an increase in prepaid expenses and other current assets of $351,557. The decline in total current liabilities reflects a decrease in trade accounts payable of $335,443, a decrease in current portion of long-term debt of $15,366, a decrease of $238,391 in accrued restructuring charges, a decrease of $511,726 in short-term deferred revenue and a decrease of $933,654 in other current liabilities. The significant decrease in other current liabilities is primarily a result of the decrease in accrued dividends associated with the substantial Series C Preferred Stock conversions during the 2004 First Nine Months.

The decrease in cash and cash equivalents of $963,715 reflects $2,694,377 of net cash used in operating activities, $266,389 of net cash used in investing activities and $1,997,051 of net cash provided by financing activities.

The cash used in operating activities of $2,694,377, excluding non-cash charges, is primarily attributable to the $1,282,329 net loss from operations for the nine month period ended September 30, 2004, a $198,763 decrease in accounts receivable, a $113,604 decrease in inventories, a $351,557 increase in prepaid expenses and other current assets, a $9,412 decrease in other assets, a $335,443 decrease in accounts payable, a $93,425 decrease in other current and long-term liabilities, a $238,391 decrease in accrued restructuring charges and a $1,225,010 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2004 as a result of our license agreements with Analog Devices, Inc. The changes in inventories, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventories as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $266,389 reflects a $600,000 purchase of commercial paper with a six-month maturity, principal payments received on the note receivable of $354,986 associated with the sale of the Aircraft Communications Products Division partially offset by an increase in property and equipment of $13,040 and an increase in patents and trademarks of $8,335. The slight increases in property and equipment and patents and trademarks reflects modest capital expenditures associated with dies for our Andrea Anti Noise Headset business line and intellectual property related to our Andrea DSP Microphone and Audio Software products, respectively.

The net cash provided by financing activities of $1,997,051 reflects net proceeds of $2,012,392 received from the issuance of the Series D Preferred Stock and Warrants, a small payment received related to the issuance of Common Stock, partially offset by payments related to the debt we assumed in connection with the acquisition of Lamar.

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

We plan to continue to improve our cash flows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as aggressively pursuing 1) existing opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell licenses as well as our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of November 10, 2004, Andrea has approximately $1.1 million (unaudited) of cash and cash equivalents and short term investments. During 2003, we utilized approximately $5.0 million in cash. We expect our cash utilization rate to decrease as a result of planned reductions of certain administrative, overhead and research and development expenses. Although we have implemented several measures in an effort to reduce our expenses to help preserve cash and we continue to pursue additional financial as well as strategic sources of capital, there can be no assurance that we will be successful in our attempts to raise sufficient capital essential to our survival. To the extent that we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of funding, we will be required to significantly reduce our operating expenses and/or operations or we may have to relinquish our products, technologies or markets and will not be able to develop and implement a business plan. Additionally, even if we do raise sufficient operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. We have no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio. These matters raise substantial doubt about our ability to continue as a going concern. As such, the third quarter condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

There has been no change in Andrea’s internal control over financial reporting identified in connection with the evaluation required by Rule13a-15 that occurred during Andrea’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, Andrea’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2003, Christopher P. Sauvigne, former director, President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its counter claims against Mr. Sauvigne pending final outcome of the action. On May 19, 2004, Mr. Sauvigne filed an appeal of the Judge’s March 2, 2004 order. A Preliminary Conference was held on September 14, 2004. The parties are engaged in pre-trial discovery. An additional conference was scheduled for November 12, 2004. Additionally, a compliance conference is to take place on February 23, 2005 and a trial date of July 11, 2005 has been scheduled. Andrea intends to defend the Action vigorously. While the outcome of the Action cannot be predicted with certainty, Andrea believes the Action is without merit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32 – Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ PAUL E. DONOFRIO
Name:	Paul E. Donofrio
Title:	President and Chief Executive Officer

Date: November 12, 2004

/s/ PAUL E. DONOFRIO	President, Chief Executive Officer and Director	November 12, 2004
Paul E. Donofrio

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and Assistant Corporate Secretary	November 12, 2004
Corisa L. Guiffre