Form 10KSB
period 2004-12-31
ANDREA ELECTRONICS CORP
filed 2005-04-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION

(Name of small business issuer in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

631-719-1800

Issuer’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, par value $.01 per share

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $5,623,286.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,445,735, based upon the closing price of $0.06 as quoted on the Over the Counter Market on March 31, 2005.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2005, was 57,883,575.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format. Yes ☐  No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications in primarily the following markets:

•	personal computing (primarily for speech recognition applications and voice communication over the internet);

•	audio and video conferencing; and

•	in-vehicle communications (to enable untethered, hands-free communication).

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software business – Our patented and patent-pending digital noise canceling technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as “far-field” microphone use). Our Digital Super Directional Array (“DSDA”) and Pure Audio microphone products convert sound received by an array of microphones into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and Pure Audio, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a leading high-quality acoustic echo canceller with technology for canceling unwanted stationary noises.

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

We are currently targeting our far-field technologies primarily at 1) the desktop computing market (primarily through our relationship with Analog Devices, Inc. (“Analog Devices”), 2) the video and audio conferencing market and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control cellular communication and other devices within vehicles. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our Active Noise Reduction technology) comprise our Andrea DSP Microphone and Audio Software line of business. Sales of such technologies and products during the years ended December 31, 2004 and 2003 approximated 50% and 46%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product business – Our headset microphone products help to ensure clear speech in personal computer and telephone headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone products use electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard noise canceling headset products, these products comprise our Andrea Anti-Noise Headset Product segment. During the years ended December 31, 2004 and 2003, our Andrea Anti-Noise Headset Product segment approximated 50% and 54%, respectively, of our total net revenues.

For more financial information regarding our operating segments see Note 17 of the audited financial statements.

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art microphone and communication products. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to communicate and control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies to be used for these “natural language, human/machine” interfaces with:

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

We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located several feet from the person speaking, or far-field microphone technology. Applications in this area include:

•	continuous speech dictation to personal computers;

•	multiparty video teleconferencing and software that allows participants to see and jointly communicate; and

•	hands free interfaces for automobiles, home and office automation.

We believe that an increasing number of these devices will be introduced during the next several years.

Our Strategy

Our strategy is to:

•	maintain and extend our market position with our Andrea DSP Microphone and Audio Software technologies and products and our higher margin Andrea Anti-Noise products;

•	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products and Andrea Anti-Noise products;

•	broaden our Andrea DSP Microphone and Audio Software product lines and Andrea Anti-Noise product lines through a more modest but still a healthy level of internal research and development;

•	design our products to satisfy specific end-user requirements identified by our collaborative partners; and

•	outsource manufacturing of our products in order to achieve economies of scale.

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

Andrea DSP Microphone and Audio Software Technology

This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry to eliminate unwanted noise in the speaker’s environment. Our Andrea DSP Microphone and Audio Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. An example of this is a person driving an automobile who wants to control various systems in the car or communicate through a wireless telephone. We have also engineered our Andrea DSP Microphone and Audio Software Products to be compatible with Universal Serial Bus, or USB, computer architecture. USB is an industry standard for connecting peripherals, such as microphones, earphones, headsets, keyboards, mice, joysticks, scanners and printers, to personal computers. We believe that our Andrea DSP Microphone and Audio Software technology achieve far-field microphone performance previously unattainable through microphones based on mechanical acoustic designs and microphones based on analog signal processing.

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

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP, NC, ANC and ANR microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products for the following applications:

•	Speech recognition for word processing, database, and similar applications;

•	Distance Learning (education through the use of Internet-base lessons and training information);

•	Audio/video conferencing;

•	Internet telephony and Voice Chat;

•	Professional audio systems;

•	Voice-activated interactive games;

•	Cellular and other wireless telecommunications;

•	Telematics, or in-vehicle computing (the use of computer-controlled systems in automobiles and trucks); and

•	Hands-free car phone kits.

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

Andrea VoiceCenter™ (“VoiceCenter”). The VoiceCenter is a multi-functional, digital voice recorder software application that enables recorded speech files to be applied for productivity as well as expressing personality. The digital WAV recorded files are automatically labeled and can be compressed with WMA for attachment to e-mail, used as voice memos, voice alarms (with a calendar reminder function) and even add your voice annotation to documents. The VoiceCenter also includes Andrea PureAudio noise reduction/speech enhancement technology for increasing the recording sound quality of any microphone.

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

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. For example, we have arrangements and/or relationships with Analog Devices, General Motors Corporation, Marconi Communications, Inc. and Creative Labs. We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

Clever Devices Procurement Agreement. In March 2001, we entered into a procurement agreement with Clever Devices to be the microphone supplier for its SpeakEasy II™ mass transit bus communication system. The integrated communication system utilizes Andrea Electronics’ high performance digital microphone system to enable the clear voice communications in high noise, mass transit environments. Andrea Electronics’ digital microphone array, which incorporates its DSDA and PureAudio algorithms, reduces mass transit noises such as tire, engine and wind noise, as well as interfering passenger voices. As part of the agreement, Andrea provided Clever Devices with a proprietary digital signal processor reference design and a patented microacoustic mechanical design to be integrated with the SpeakEasy™ II communication system. Clever Devices is not obligated to procure any minimum quantity of product from us under our procurement agreement. During 2004 and 2003, sales of this communication system and related products of $208,453 and $60,519, respectively.

Analog Devices License Agreements. In December 2001 and March 2002, we entered into two license agreements with Analog Devices to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea Electronics’ high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. In accordance with our agreements, Analog Devices paid us a total of $5 million in license fees during calendar 2002. During 2004 and 2003, license revenue recognized under these license agreements were $1,666,680 and at December 31, 2004 and 2003, we have approximately $0.7 and $2.4 million, respectively in total deferred revenue related to these agreements. Sales related to the recognition of the deferred revenue as well as other service related revenues to Analog Devices were approximately 37% and 38% of the totals sales for the year ended December 31, 2004 and 2003, respectively.

In November 2004, we entered into a license agreement with Analog Devices to integrate EchoStop with Analog’s audio codec products for one of their customers (“EchoStop Licensed Products”). The EchoStop Licensed Products are expected to start shipping in February 2005. In consideration for this license Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. If at the end of the first year of the agreement royalty payments are less than $100,000, Analog will pay Andrea the difference between $100,000 and the royalties paid to Andrea based on the number of EchoStop Licensed Products shipped during the first year of the agreement.

In November 2004, we entered into a license agreement with Analog Devices to integrate VoiceCenter with one of Analog’s audio codec products for one of their customers (“VoiceCenter Licensed Product”). The VoiceCenter Licensed Products are expected to start shipping in January 2005. In consideration for this license Analog will pay Andrea a royalty for each VoiceCenter Licensed Product shipped.

Marconi Communications, Inc. License Agreement. In December 2002, we entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented DSDA and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system, together with the proprietary audio technologies, allows users to carry on a discussion at normal conversational levels, even in a noisy room. Background noise is cancelled out, as is all the sound coming from the speakers, to create an environment that breeds natural conversations. During the year ended December 31, 2004 and 2003, we recorded $9,600 and $6,080, respectively, of licensing revenue related to this agreement.

Creative Technology Ltd. Production and Distribution Agreement. In October 2004 we entered into a Production and Distribution Agreement with Creative Technology Ltd. This agreement grants Creative a non-exclusive license to VoiceCenter as well as the right to purchase and resell certain of our other products. VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Analog Devices, Inc. to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with the ASUS model P5P800 motherboard. In consideration for this agreement Creative will pay Andrea a royalty for each VoiceCenter license shipped with their Soundblaster Live.

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

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. Since 2000, substantially all of our research and development has been in support of developing Andrea DSP Microphone and Audio Software Products and Technologies. For the years ended December 31, 2004 and 2003, total research and development expenses were $1,396,039 and $2,763,966, respectively. During 2005, we expect research and development expenses to decline when compared to 2004. We expect this will occur as a result of our overall plan to improve cash flows by pursuing aggressive cost reduction initiatives. In addition, most of Andrea’s core technology is already embedded in its products so, therefore, heightened emphasis will be placed on sales and marketing activity and less emphasis on research and development. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 6 – Management’s Discussion and Analysis or Plan of Operation”.

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

Production Operations

During 2004 and 2003, we conducted low volume assembly operations of our Andrea DSP Microphone and Audio Software Products at our Israeli facility. In 2005, all of our assembly operations will be done with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2004, we had 19 employees, of whom 3 were engaged in production and related operations, 5 were engaged in research and development, and 11 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees.

ITEM 2.	DESCRIPTION OF PROPERTY

Andrea’s corporate headquarters, which is located in Melville, New York, has approximately 40,000 square feet of leased space which houses our production operations, research and development activities, sales, administration and executive offices. We also lease facilities in Utah and Israel, which are predominately utilized for research and development. In March 2005, we entered into an assignment of lease and assumption agreement with respect to our current corporate headquarters. Under this agreement we have agreed to vacate the premises by March 31, 2005 and the assignee has agreed to take over our current lease, as amended. In March 2005, we entered into a new 5-year lease for our corporate headquarters, which is located in Bohemia, New York. The new facility is approximately 11,000 square feet. Additionally, in February 2005, we closed our facility in Israel and moved our facility in Utah. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5, 15 and 18 to our Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2003, Christopher P. Sauvigne, director and former President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its counter claims against Mr. Sauvigne pending final outcome of the action. On May 19, 2004, Mr. Sauvigne filed an appeal of the Judge’s March 2, 2004 order. A Preliminary Conference was held on September 14, 2004. The parties are engaged in settlement negotiations and have reached a tentative agreement.

On November 7, 2003, Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against Radha Soami Society Beas-America, current owner of the Company’s former building in Long Island City, seeking release of funds held in a post Closing Escrow and Indemnification Agreement of approximately $220,000, including accrued interest, which is included in other assets, net, related to the sale of such premises. The defendant has filed opposing documents against the escrowed amount. Currently, we have filed an application with the Court for a determination of the parties’ rights under the escrow agreement. Additionally, the two parties are attempting to settle the suit outside of court.

Additionally, Andrea is involved in routine litigation incidental through the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Andrea’s common stock is quoted on the Over the Counter Bulletin Board under the symbol “ANDR” as of December 2004. Prior to this Andrea’s common stock was listed on the American Stock Exchange under the symbol “AND.” The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board and the American Stock Exchange, as applicable for the past eight quarters of 2003 and 2004. On March 31, 2005, there were approximately 517 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2003	$0.35	$0.19
June 30, 2003	$0.39	$0.18
September 30, 2003	$0.90	$0.24
December 31, 2003	$0.77	$0.40
March 31, 2004	$0.70	$0.22
June 30, 2004	$0.29	$0.13
September 30, 2004	$0.19	$0.09
December 31, 2004	$0.20	$0.06

No cash dividends were paid on Andrea’s Common Stock in 2004 or 2003.

On December 1, 2004, Andrea received notice from the staff of the American Stock Exchange (“AMEX”) indicating that it had determined that the Company no longer complies with AMEX’s continued listing standards due to the Company having shareholders’ equity below $6.0 million and sustained losses from continuing operations and net losses in the Company’s five most recent fiscal years, as set forth in AMEX Company Guide Section 1003(a)(iii). Andrea had been operating under a plan to bring the Company back in compliance with the cited AMEX continued listing standards. A provision of such plan required the Company to maintain stockholder equity of at least $6.0 million for 2 consecutive fiscal quarters, which the Company did not meet as it had $5.804 million of stockholders equity as of September 30, 2004.

During the year ending December 31, 2004, the Company issued shares of unregistered common stock as a result of the conversion of the outstanding shares of Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. Such common stock was issued pursuant to the exemption to registration set forth under Section 3(a)(9) of the Securities Act of 1933, as amended. See Notes 7 and 8 to the Company’s financial statements included under Item 7 of this Annual Report on Form 10-KSB for a list of the dates of the exercises and the respective exercise prices.

As disclosed in the Company’s Form 8-K Reports filed February 23, 2004 and June 7, 2004, during 2004, Andrea sold an aggregate of 2,500,000 shares of a new class of preferred stock, the Series D Convertible Preferred Stock (the “Series D Preferred Stock”), which is convertible into 10,000,000 shares of common stock and common stock warrants exercisable for an aggregate of 5,000,000 shares of common stock. The purchase price of these securities was $2,500,000. Half of the warrants are exercisable at any time after August 23, 2004 and before February 23, 2009 at an exercise price of $0.38 per share while the other half of the warrants are exercisable at any time after six months and before June 4, 2009 at an exercise price of $0.17 per share. This sale was effected in reliance upon the non-public offering exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 thereunder.

Knightsbridge Capital served as the financial adviser to Andrea in connection with the execution of the Securities Purchase Agreement and certain transaction relating to Andrea’s Series C Convertible Preferred Stock. Andrea agreed to pay Knightsbridge Capital for its services in connection with those other transactions and the February 23, 2004 sale of Series D Preferred Stock and warrants pursuant to the Securities Purchase Agreement $350,000 in cash and to issue warrants exercisable to purchase 439,594 shares of common stock. 377,094 of those warrants are exercisable after six months and before February 23, 2009 at an exercise price of $0.38 per shares, the remaining 62,500 of those warrants are exercisable at any time after six months and before June 4, 2009 at an exercise price of $0.17 per share.

In connection with the execution of the Exchange and Termination Agreement disclosed in the Report on Form 8-K filed on February 17, 2004, and discussed in Note 8 to the Company’s financial statements included under Item 7 of this Annual Report on Form 10-KSB, the Company issued 1.8 million shares of common stock to HFTP Investment LLC in exchange for the outstanding shares of Series C Convertible Preferred Stock and the warrant issued in connection with the Series B Preferred Stock held by HFTP Investment LLC. The number of shares of common stock issued in the exchange equaled the amount of shares issuable under the Series C

Convertible Preferred Stock held by HFTP Investment LLC. Such common stock was issued pursuant to the exemption to registration set forth under Section 3(a)(9) of the Securities Act of 1933, as amended.

In connection with the execution of the Acknowledgment and Waiver Agreement disclosed in the Report on Form 8-K filed on February 17, 2004, the Company sold 100 shares of common stock to L’il Cobble Corp. for $25 in the aggregate. Such common stock was issued pursuant to the exemption to registration set forth under Section 4(2) of the Securities Act of 1933.

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

We outsource to Asia high volume assembly for most of our products from purchased components. We assemble some low volume Andrea DSP Microphone and Audio Software Products from purchased components primarily in our New York facility. As sales of any particular Andrea DSP Microphone and Audio Software Product increases, assembly operations are transferred to a subcontractor in Asia.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At December 31, 2004 and 2003, our allowance for doubtful accounts were $23,630 and $56,697 respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of approximately $0.9 million and $1.3 million at December 31, 2004 and 2003 are net of reserves of approximately $0.8 million and $0.7 million, respectively. It is possible that additional charges to inventory may occur in the future if there is further declines in market conditions, or if additional restructuring actions are taken.

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

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes”(“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering recent changes in existing positive evidence, we recorded a full valuation allowance. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 and other items set forth in this Report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

We cannot assure that the level of sales and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the year ended December 31, 2004 were approximately $5.6 million versus $5.1 million in the year ended December 31, 2003. Net loss applicable to common shareholders for the year ended December 31, 2004 was approximately $2.9 million, or $0.06 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $4.7 million, or $0.20 per share on a basic and diluted basis for the year ended December 31, 2003. During 2003 and 2004, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004 and another $1.25 million on June 4, 2004. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we have made tremendous strides in cutting our expenses. By assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we will have reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not become cash flow positive and our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. At December 31, 2003, we recorded an impairment charge of approximately $2.4 million to our Core Technology associated with the Lamar acquisition. In addition, during the first quarter of 2004, we recorded a non-cash deemed dividend of approximately $0.5 million representing a pro rata portion of the consideration given in connection with the Series C Preferred Stock’s Acknowledge and Waiver Agreement and a non-cash charge of approximately $0.8 million relating to the intrinsic value of the realization of a contingent beneficial conversion feature related to the Company’s initial issuance of the Series D Convertible Preferred Stock. As a result of all the above factors, we expect to continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to achieve profitable operations. To accomplish that we need to increase revenues and/or decrease expenses significantly. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. On February 20, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company, of which we received $1.25 million on February 23, 2004 and $1.25 million on June 4, 2004. In addition to these funds, we have made tremendous strides in cutting our expenses. By assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. As a result, we believe that we now have sufficient liquidity to continue our operations at least through December 2005. As a result of our revised business strategies to reduce our expenses and capital expenditures, we believe that we will be able to generate sufficient cash flow from operations to meet our operating needs. Although we have made significant changes to reduce expenses, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 57,883,575 were outstanding as of March 31, 2005. The number of shares outstanding does not include an aggregate of 20,465,295 shares of common stock that are issuable. This number of issuable common shares is equal to 35% of the 57,883,575 outstanding shares. These issuable common shares are comprised of: a) 3,102,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 2,054,153 shares reserved for future grants under our 1998 Stock Plan; c) 4,836,010 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 5,314,288 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related warrants may result in substantial dilution to other holders of our common stock.

As of March 31, 2005, we had 105.701477 shares of Series C Preferred Stock, 1,328,572 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 15,308,642 shares, which would represent 26% of the then outstanding shares of common stock.

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

During 2003 and 2004, we conducted low volume assembly operations of our DSP Microphone and Audio Software Products at our facility in Israel. In the beginning of 2005, we closed our facility in Israel. The majority of our assembly operations are fulfilled by subcontractors (primarily in the Far East) using purchased components. Some specialized components for the Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products, such as microphones and digital signal processing boards, are available from a limited number of suppliers (in some cases foreign) and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases. If our subcontractors fail to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

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

We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the years ended December 31, 2004 and 2003, sales to customers outside the United States accounted for approximately 11% and 10%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

Results Of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Revenues for the year ended December 31, 2004, were $5,623,286, an increase of 10% from sales of $5,119,424 for the year ended December 31, 2003. Included in the year ended December 31, 2004 net revenues was $215,325 in Sales returns recovery—restructuring, representing a reversal of a restructuring accrual. This increase in sales reflects an approximate 2% increase in sales of Andrea Anti-Noise Products to $2,807,716, or 50% of total sales, and a 19% increase in sales of Andrea DSP Microphone and Audio Software Products, to $2,815,570, or 50% of total sales.

The increase in the Andrea Anti-Noise Products revenues is due to the $215,325 reversal of a restructuring accrual included in Sales returns recovery – restructuring partially offset by decreased product shipments to several of our OEM customers. The increase in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to increased product shipments to several of our OEM customers. Included in our Andrea DSP Microphone and Audio Software Products net revenues for the year ended December 31, 2004 and 2003 are $1,666,680 of licensing revenue recognized related to our agreements with Analog Devices. The unamortized portion of the same license agreements is recorded as current deferred revenue of $713,284 as of December 31, 2004. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002.

Cost of Revenues

Cost of revenues as a percentage of sales for the year ended December 31, 2004 decreased to 46% from 53% for the year ended December 31, 2003. The decrease in the year ended December 31, 2004 cost of revenues as a percentage of sales is primarily a result of the reversal of a restructuring accrual described under “Net Revenues” above as well as a decrease in charges to reserves and write-offs involving slow moving and obsolete inventory as compared to the year ended December 31, 2003.

Research and Development

Research and development expenses for the year ended December 31, 2004 decreased 49% to $1,396,039 from $2,763,966 for the year ended December 31, 2003. This decrease is primarily due to cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the Company’s strategic focus being redirected towards sales and marketing efforts. Notwithstanding this decline, the substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea Anti-Noise headset products. For the year ended December 31, 2004, the Andrea DSP Microphone and Audio Software Technology efforts were $1,078,288, or 77% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $317,751, or 23% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage. However, as part of our overall effort to conserve cash, we intend to continue to reduce the relatively high levels of such expenses during fiscal 2005. The largest part of these reductions include assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 12% to $3,422,650 for the year ended December 31, 2004 from $3,911,174 for the year ended December 31, 2003. This decrease is predominantly due to cost reduction efforts primarily related to employee compensation and related benefit costs, legal expenses, promotional costs and depreciation expenses. General, administrative and selling expenses for the year ending December 31, 2004 include transaction costs associated with restructuring the Series C Preferred Stock of approximately $314,124. As part of our overall effort to conserve cash, we intend to continue to reduce, where possible, the relatively high levels of general, administrative and selling expenses during fiscal 2005. The largest part of these reductions include assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions.

Other Income

Other income for the year ended December 31, 2004 was $118,402 compared to $216,532 for the year ended December 31, 2003. These decreases in other income are primarily the result of the termination of the transition agreement involved with the discontinued operations and decrease of the related rental income.

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

Discontinued Operations

We sold our Aircraft Communications Products division on April 11, 2003. The purchase price was comprised of $2.5 million in cash, and approximately $1.3 million in notes payable in equal installments over the succeeding 11-month period. The gain on the sale, recorded in the second quarter of 2003, was approximately $2.24 million. The results of the Aircraft Communication Products division for the year ending December 31, 2003 have been classified as discontinued operations in the accompanying consolidated financial statements. Operating income from discontinued operations was approximately $0.3 million for the year ending December 31, 2003. Aircraft Communications Products revenues, included within the discontinued operations line item, during the year ending December 31, 2003 were $1.1 million.

Net Loss

Net loss for the year ended December 31, 2004 was $1,679,149 compared to a net loss of $4,271,667 for the year ended December 31, 2003. The net loss for the year ended December 31, 2004 principally reflects the factors described above. The net loss for the year ended December 31, 2003 principally reflects the factors described above and includes a non-cash impairment charge of approximately $2.7 million predominately relating to the determination that the carrying value of the Andrea DSP Microphone and Audio Software Core Technology exceeded its fair value, as well as income from discontinued operations of the Aircraft Products division of approximately $2.5 million.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At December 31, 2004, we had cash and cash equivalents of $826,910 compared with $1,725,041 at December 31, 2003. The balance of cash and cash equivalents at December 31, 2004 is primarily a result of gross cash outflows from operations, partially offset by Andrea’s issuance and sale of $2,500,000 of its Series D Preferred Stock and warrants.

Working capital balance at December 31, 2004 was $1,225,724 compared to a working capital deficit of $192,871 at December 31, 2003. The increase in working capital reflects a decline in total current assets of $1,419,946 coupled with a decrease in total current liabilities of $2,838,541. The decline in total current assets reflects a decrease in cash and cash equivalents of $898,131, an increase in accounts receivable of $77,708, a decrease in notes receivable of $354,986, a decrease in inventory of $385,886, and an increase in prepaid expenses and other current assets of $141,349. The decline in total current liabilities reflects a decrease in trade accounts payable of $496,008, a decrease in current portion of long-term debt of $16,527, a decrease of $238,391 in accrued restructuring charges, a decrease of $1,134,219 in other current liabilities and a decrease of $953,396 in short-term Deferred Revenue.

The decrease in cash and cash equivalents of $898,131 reflects $3,274,312 of net cash used in continuing operating activities, $332,478 of net cash provided by investing activities and $2,043,703 of net cash provided by financing activities.

The cash used in operating activities of $3,274,312, excluding non-cash charges, is primarily attributable to the $1,679,149 net loss from continuing operations for the year ended December 31, 2004, a $44,641 increase in accounts receivable, a $323,660 decrease in inventory, a $141,349 increase in prepaid expenses and other current assets, a $80,307 decrease in other assets, a $496,008 decrease in accounts payable, a $113,550 decrease in other current and long-term liabilities, a $238,391 decrease in accrued restructuring charges and a $1,666,680 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2004 as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash provided by investing activities of $332,478 reflects principal payments received on the note receivable of $354,986 associated with the sale of the Aircraft Communications Products Division partially offset by an increase in property and equipment of $13,040 and an increase in patents and trademarks of $9,468. The slight increases in property and equipment and patents and trademarks reflects modest capital expenditures associated with dies for our Andrea Anti Noise Headset business line and intellectual property related to our Andrea DSP Microphone and Audio Software products, respectively.

The net cash provided by financing activities of $2,043,703 reflects net proceeds of $2,012,392 received from the issuance of the Series D Preferred Stock and warrants, $47,813 received from the exercise of Series D Preferred Stock warrants, a small payment received related to the issuance of Common Stock, partially offset by payments related to the debt we assumed in connection with the acquisition of Lamar.

We plan to continue to improve our cash flows during 2005 by continuing to implement reductions of administrative overhead expenses where necessary and feasible. The largest part of these reductions include assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions. Additionally we will be aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of March 31, 2005, Andrea has approximately $420,000 (unaudited) of cash and cash equivalents. During 2004, we utilized approximately $3.7 million in cash. We expect our cash utilization rate to decrease as a result of planned reductions of certain administrative, overhead and research and development expenses. As a result, we believe that we have sufficient liquidity available to continue in operation through at least December 2005. To the extent the Company does not generate sufficient cash flows from its operations in 2005, additional financing might be required in early 2006. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for fiscal 2006. Management is currently evaluating the provisions of SFAS No. 151 and does not expect adoption will have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R eliminates the alternative to use Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing model’s adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company is currently assessing the impact the adoption of SFAS No. 123R will have on the company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Staff Position No. SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (“SP SFAS No. 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision), provided certain criteria are met. SP SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SP SFAS No. 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language of key elements of the repatriation provision, the Company is unable to determine the amount of foreign earnings, if any, that would be repatriated. Accordingly, the Company will complete its evaluation after the necessary guidance is provided.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company’s fiscal year ending June 2006. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128 “Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earrings per share, clarifying what constitutes a participating security and how to apply the two-class method of calculating earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have an effect on the Company’s calculation of EPS.

In September 2004, the EITF issued statement EITF Issue No 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issueable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective fore reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement did not have an effect on the Company’s calculation of EPS.

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

None

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

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Andrea’s Bylaws provide for a Board of Directors consisting of between three and ten members, as determined by resolution of the Board of Directors.

Andrea’s Directors include the Chief Executive Officer of the Company.

Information on the Directors of the Company follows (all Directors serve for a one-year term; ages are as of December 31, 2004):

Douglas J. Andrea, age 42, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President—Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Gary A. Jones, age 59, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

Louis Libin, age 46, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union (the ITU) in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers (IEEE), and is a member of the National Society of Professional Engineers.

Joseph J. Migliozzi, age 55, has been a Director of the Company since September 2003. He operates his own management consulting firm since 2001. From 1997 to 2001 Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant. Mr. Migliozzi is the Company’s audit committee financial expert and is independent as defined under the Securities Exchange Act of 1954.

Jonathan D. Spaet, age 49, has been a Director of the Company since 2003. He is the Vice-President of Advertising Sales for Time Warner Cable National Ad Sales since September 2004, overseeing advertising sales tax Time Warner Cable [ILLEGIBLE] Vice-President of Advertising Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that was starting a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group.

Information about Executive Officers Who Are Not Directors

The following information is provided for an executive officer, who is not also a director:

Corisa L. Guiffre, age 32, has been the Company’s Vice President and Chief Financial Officer of the Company since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company she was part of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

The executive officers of the Company are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who beneficially own more than ten percent of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 2004, the Company’s directors and officers met all applicable SEC filing requirements, except that two transactions on one Form 4 by Douglas J. Andrea and one transaction on one Form 4 by Paul E. Donofrio were not filed on a timely basis. These transactions relate to options granted during the year ended December 31, 2004.

Code of Business Ethics and Conduct

Andrea Electronics has adopted a Code of Business Ethics and Conduct. See Exhibits to this Annual Report on Form 10-KSB.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information for the last three fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers who received salary and bonuses over $100,000 during the year ended December 31, 2004.

Name and Principal Position	Year	Salary	Bonus			Restricted Stock Awards			Stock Options (#)
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary (2)	2004 2003 2002	$190,503 179,030 178,685	$	— 50,000 125,000	(5)	$	— — 102,000	(1)	650,000 — 250,000

Paul E. Donofrio, Former Director, Former President and Chief Executive Officer (3)	2004 2003	$192,449 73,723		$50,000 20,833		$	— — —		300,000 350,000

Corisa L. Guiffre, Vice-President, Chief Financial Officer and Assistant Corporate Secretary (4)	2004 2003 2002	$129,000 113,770 99,000	$	— — —		$	— — —		— — —

(1)	Includes 150,000 shares of stock granted to Douglas J. Andrea, which vested on the day of the grant.

(2)	Effective January 2005, Douglas J. Andrea became Chief Executive Officer in addition to the Chairman of the Board and Corporate Secretary.

(3)	Mr. Donofrio’s employment terminated as President and Chief Executive Officer of the Company in January 2005. Mr. Donofrio joined the Company in August 2003.

(4)	Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Since June 2003, Ms. Guiffre has served as the Company’s Vice President and Chief Financial Officer

(5)	Per Mr. Andrea’s employment contract, he is entitled to a $50,000 bonus for the year ended December 31, 2004. Mr. Andrea has deferred payment of his bonus until such time that the Company cash flow positive.

The following table summarizes for each of the executive officers named in the “Executive Compensation” table the number of shares covered by options granted during 2004.

Option Grants in Last Fiscal Year

Name	Number of securities underlying options granted (#)		Percentage of total options granted to employees in fiscal year	Exercise price ($/share)	Expiration Date
Douglas J. Andrea	400,000	(1)	39.0%	$0.13	6/14/14
	250,000	(2)	24.4%	$0.10	8/4/14
Paul E. Donofrio	300,000	(2)	29.3%	$0.10	8/4/14

(1)	The shares covered by this option grant are fully vested as of the grant date.

(2)	Of the shares covered by this option grant, none can be purchased during the six-months following the grant; 100% can be purchased after the first six-months of the grant.

The following table summarizes for each of the executive officers named in the “Executive Compensation” table the number of shares acquired and value realized upon exercise of options during fiscal 2004 and the aggregate dollar value of in-the-money, unexercised options at December 31, 2004. None of the executive officers exercised or held any SARs during the year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End – Exercisable/ Unexercisable	Value of Unexercisable In-the-Money Options at Fiscal Year End – Exercisable/ Unexercisable(1)
Douglas J. Andrea	—	$—	1,225,000/250,000	$— / $—
Paul E. Donofrio	—	$—	350,000/300,000	$— / $—
Corisa L. Guiffre	—	$—	80,000/ —	$— / $—

(1)	Values were based on a closing trade price for Andrea's Common Stock on December 31, 2004 of $0.05 per share. Options are in-the-money only if the market value of shares covered by options is greater than the exercise price.

Employment Agreements

In August 2003, Paul E. Donofrio joined the Company as its President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Donofrio received an annual base salary of $200,000, a minimum annual prorated bonus of $50,000 and received a stock grant of 300,000 options. Mr. Donofrio was also entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. Effective January 25, 2005, Mr. Donofrio was terminated without cause and resigned as a Director of the Company. In connection with his termination, the Company and Mr. Donofrio entered into a separation agreement and general release to resolve any obligations owed Mr. Donofrio under his existing employment agreement and any other obligations or liabilities the Company may have to Mr. Donofrio (the “Release Agreement”).

The Release Agreement, dated January 25, 2005, between the Company and Mr. Donofrio provides for the following terms:

•	Termination of Mr. Donofrio’s existing employment agreement with the Company effective January 25, 2005;

•	Payment to Mr. Donofrio of a $50,000 lump sum payment on February 11, 2005;

•	Payment to Mr. Donofrio of $30,000 to be paid over a six month period ($5,000 per month) with the final $2,500 payment to be contingent upon receipt by the Company from Mr. Donofrio at the end of the six month period of an additional release agreement;

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

Board of Directors Fees

Independent directors each receive an annual retainer of $5,000 in the form of Company common stock and are paid $500 for attendance at Board meetings and $250 for attendance at committee meetings. The Chairperson of each committee receives 25,000 stock options for his or her past year’s service. These stock option grants will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a 6-month vesting period and a term of 10 years.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 31, 2005, with respect to the common stock ownership of (i) each director or nominee for director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares that May Be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Douglas J. Andrea	261,014	(2)	1,475,000	2.9%
Paul E. Donofrio	—		650,000	1.1%
Corisa L. Guiffre	2,750		80,000	*
Gary A. Jones	57,037		70,000	*
Louis Libin	55,037		35,000	*
Joseph J. Migliozzi	39,412		60,000	*
Jonathan D. Spaet	39,412		35,000	*
Directors and executive officers as a group (7 persons)	454,662		2,405,000	4.7%

*	Less than 1%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 57,883,575 shares of Company common stock, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 31, 2005, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated, all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 31, 2005, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common:

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding(1)
Alpha Capital Aktiengesellschaft Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	5,887,346	(2)	9.2%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 57,883,575 shares of Company common stock.

(2)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G on February 16, 2005 by Alpha Capital Aktiengesellschaft.

The following table sets forth certain information as of March 31, 2005, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding Series C Preferred Stock:

Name and Address	Number of Shares Owned	Percent of Series C Preferred Stock Outstanding(1)
Alpha Capital Aktiengesellschaft. Pradafant 79490 Furstentums Vaduz, Lichtenstein	64.904533	61.4%

Enable Growth Partners One Sansome Street, Suite 2900 San Francisco, CA 94104	37.470045	35.5%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of shares of Company Series C Preferred Stock.

The following table sets forth certain information as of March 31, 2005, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding Series D Preferred Stock:

Name and Address	Number of Shares Owned	Percent of Series D Preferred Stock Outstanding(1)
Alpha Capital Aktiengesellschaft. Pradafant 79490 Furstentums Vaduz, Lichtenstein	428,571	32.3%

Longview Fund LP 1325 Howard Avenue #422 Burlingame, CA 94010	171,429	12.9%

Ellis International Ltd. 53rd Street Urbanizacion Obarrio Swiss Tower, 16th Floor, Panama Republic of Panama	142,857	10.8%

Enable Growth Partners One Sansome Street, Suite 2900 San Francisco, CA 94104	142,857	10.8%

Gamma Opportunity Capital Partners, LP 1325 Howard Avenue #422 Burlingame, CA 94010	142,857	10.8%

Domino International Ltd. Charlotte House, Charlotte Street PO Box N9204 Nassau, Bahamas	85,714	6.5%

Longview Equity Fund LP 25 Longview Court Hillsborough, CA 94010	85,714	6.5%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of shares of Company Series D Preferred Stock.

The following table sets forth certain information as of March 31, 2005, for all compensation plans, including individual compensation arrangements under which equity securities of the company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
• Equity compensation plans approved by security holders	3,102,500	$2.80	2,054,153
• Equity compensation plans not approved by security holders	—	—	—

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

ITEM 13.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.9	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1	Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant’s 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-3, No. 333-61115, filed August 10, 1998)

4.2	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2	1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.3	Report of Independent Registered Public Accounting Firm of Lamar Signal Processing Ltd. dated March 23, 2005

10.4	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.5	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.6	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.7	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

14.0	Code of Business Ethics and Conduct

21.0	Subsidiaries of Registrant

23.1	Consent of Independent Public Accountants

31.0	Rule 13a-14(a)/15d – 14(a) Chief Executive Officer and Chief Financial Officers

32.0	Section 1350 Certifications

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2004 and 2003 by Marcum & Kliegman LLP:

Marcum & Kliegman LLP	2004	2003
Audit Fees	$126,000	$124,125
Audit-related fees (1)	$4,950	$20,323
Tax fees	$—	$—
All other fees	$—	$—

(1)	Includes fees for consulting and assistance with securities filings.

Pre-Approval of Services by the Independent Auditor

The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s independent auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its external auditor.

During the year ended December 31, 2004, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee of the Board of Directors and Shareholders of

Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Lamar Signal Processing, Ltd., a wholly owned subsidiary, which statements reflect total assets of $106,712 and $288,495 as of December 31, 2004 and December 31, 2003 and total revenues of $298,164 and $243,133 and net losses of $572,312 and $1,192,611, respectively, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included for Lamar Signal Processing, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Marcum & Kliegman LLP

Melville, New York

March 7, 2005

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$826,910	$1,725,041
Accounts receivable, net of allowance for doubtful accounts of $23,630 and $56,697, respectively	689,130	611,422
Note receivable	—	354,986
Inventories, net	915,905	1,301,791
Prepaid expenses and other current assets	322,367	181,018

Total current assets	2,754,312	4,174,258
Property and equipment, net	114,538	219,182
Intangible assets, net	4,345,346	4,805,630
Other assets, net	187,783	268,090

Total assets	$7,401,979	$9,467,160

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$235,084	$731,092
Current portion of long-term debt	—	16,527
Accrued restructuring charges	—	238,391
Deferred revenue	713,284	1,666,680
Other current liabilities	580,220	1,714,439

Total current liabilities	1,528,588	4,367,129
Deferred revenue	—	713,284
Other liabilities	344,324	238,671

Total liabilities	1,872,912	5,319,084

Series B Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Series C Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 0 and 1,500 shares, respectively; issued and outstanding: 0 and 677 shares, respectively; liquidation value: $0 and $6,771,876, respectively	—	6,692,603

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value; authorized: 2,497,500 and 4,997,500 shares, respectively; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 and 0 shares, respectively; issued and outstanding: 106 and 0 shares, respectively; liquidation value: $1,057,015 and $0, respectively	1	—
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 and 0 shares, respectively; issued and outstanding: 1,328,572 and 0 shares, respectively; liquidation value: $1,328,572 and $0, respectively	13,286	—
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 57,883,575 and 27,245,932 shares, respectively	578,836	272,459
Additional paid-in capital	76,241,536	65,578,653
Deferred stock compensation	(10,000)	(2,673)
Accumulated deficit	(71,294,592)	(68,392,966)

Total shareholders’ equity (deficit)	5,529,067	(2,544,527)

Total liabilities and shareholders’ equity (deficit)	$7,401,979	$9,467,160

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003
Revenues
Net Product Revenues	$3,741,281	$3,452,744
License Revenues	1,666,680	1,666,680

Revenues	5,407,961	5,119,424
Sales returns recovery – restructuring	215,325	—

Net Revenues	5,623,286	5,119,424
Cost of revenues	2,602,148	2,734,077

Gross margin	3,021,138	2,385,347
Research and development expenses	1,396,039	2,763,966
General, administrative and selling expenses	3,422,650	3,911,174
Impairment of intangible assets	—	2,733,230

Loss from operations	(1,797,551)	(7,023,023)

Other income, net
Interest income, net	5,145	42,287
Rent and miscellaneous income, net	113,257	174,245

Other Income, net	118,402	216,532

Loss from continuing operations	(1,679,149)	(6,806,491)
Income from discontinued operations, net of $0 tax	—	2,534,824

Net loss	$(1,679,149)	$(4,271,667)

Basic and diluted loss per share:
Numerator for loss per share:
Loss from continuing operations	$(1,679,149)	$(6,806,491)
Series C Redeemable Convertible Preferred Stock dividends	45,518	417,686
Series C Convertible Preferred Stock deemed dividend	469,465	—
Series D Convertible Preferred Stock beneficial conversion feature	753,012	—
Income from discontinued operations, net of $0 tax	—	2,534,824

Net loss attributable to common shareholders – basic and diluted	$(2,947,144)	$(4,689,353)

Denominator for loss per share:
Basic and diluted weighted average shares	47,676,196	23,727,767

Basic and diluted loss from continuing operations attributable to common shareholders per share	$(0.06)	$(0.31)
Basic and diluted income from discontinued operations per share	—	0.11

Basic and diluted net loss attributable to common shareholders per share	$(0.06)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2003

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2003	21,127,918	$10,563,959	$54,074,247	$(23,099)	$(64,121,299)	$493,808
Change in Par Value	—	(10,352,680)	10,352,680	—	—	—
Adjustment for Previously Issued Shares	38,352	384	(384)	—	—	—
Conversions of Series B Redeemable Convertible Preferred Stock	3,256,695	32,567	739,043	—	—	771,610
Conversions of Series C Redeemable Convertible Preferred Stock	2,762,967	27,629	801,353	—	—	828,982
Stock grant to outside directors	60,000	600	29,400	—	—	30,000
Amortization of Deferred Stock Compensation	—	—	—	20,426	—	20,426
Preferred stock dividends	—	—	(417,686)	—	—	(417,686)
Net loss	—	—	—	—	(4,271,667)	(4,271,667)

Balance, December 31, 2003	27,245,932	$272,459	$65,578,653	$(2,673)	$(68,392,966)	$(2,544,527)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2004

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, December 31, 2003	—	$—	—	$—	27,245,932	$272,459	$65,578,653	$(2,673)	$(68,392,966)	$(2,544,527)
Conversions of Series C Redeemable Convertible Preferred Stock by existing Series C holders	—	—	—	—	1,862,086	18,621	540,005	—	—	558,626
Conversion of Series C Convertible Preferred Stock from temporary equity to permanent equity	629.187593	6	—	—	—	—	6,219,639	—	—	6,219,645
Exchange of Series C Redeemable Convertible Preferred Stock	(46.300000)	(1)	—	—	1,800,000	18,000	59,379	—	—	77,378
Conversions of Series C Convertible Preferred Stock after the change in ownership	(477.186116)	(4)	—	—	21,832,023	218,320	579,172	—	—	797,488
Issuance of Series D Convertible Preferred Stock	—	—	2,500,000	25,000	—	—	2,475,000	—	—	2,500,000
Transaction costs in connection with the issuance of Series D Convertible Preferred Stock	—	—	—	—	—	—	(487,608)	—	—	(487,608)
Conversions of Series D Convertible Preferred Stock	—	—	(1,171,428)	(11,714)	4,685,712	46,857	(35,143)	—	—	—
Common Stock warrants issued in connection with the conversion of the Series C Convertible Preferred Stock	—	—	—	—	—	—	62,221	—	—	62,221
Stock Grant to Outside Directors	—	—	—	—	176,472	1,765	28,235	(30,000)	—	—
Amortization of Deferred Stock compensation	—	—	—	—	—	—	—	22,673	—	22,673
Series C Redeemable Convertible Preferred Stock dividends	—	—	—	—	—	—	(45,518)	—	—	(45,518)
Non-cash Series C Convertible Preferred Stock deemed dividend	—	—	—	—	—	—	469,465	—	(469,465)	—
Non-cash charge attributable to Series D Convertible Preferred Stock beneficial conversion	—	—	—	—	—	—	753,012	—	(753,012)	—
Issuance of Common Stock	—	—	—	—	100	1	24	—	—	25
Exercise Series D Convertible Preferred Stock Common Stock warrants	—	—	—	—	281,250	2,813	45,000	—	—	47,813
Net loss	—	—	—	—	—	—	—	—	(1,679,149)	(1,679,149)

Balance, December 31, 2004	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,241,536	$(10,000)	$(71,294,592)	$5,529,067

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(1,679,149)	$(6,806,491)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	585,210	1,101,900
Non-cash stock compensation expense	22,673	50,426
Provision for bad debt	(33,067)	11,366
Inventory reserve	62,226	216,513
Impairment of intangible assets	—	2,733,230
Loss on disposal of fixed assets	2,226	55,813
Expense related to Common Stock Warrant issued in connection with the Series C Preferred Stock	62,221	—
Change in:
Accounts receivable	(44,641)	(209,939)
Inventories	323,660	704,146
Prepaid expenses and other current assets	(141,349)	128,687
Other assets, net	80,307	14,492
Trade accounts payable	(496,008)	(292,261)
Accrued restructuring charges	(238,391)	(126,186)
Deferred revenue	(1,666,680)	(1,666,680)
Other current and long term liabilities	(113,550)	(857,184)

Net cash used in continuing operations	(3,274,312)	(4,942,168)

Income from discontinued operations	—	2,534,824
Gain on sale of discontinued operations	—	(2,242,573)
Change in:
Assets from discontinued operations	—	(188,192)
Liabilities from discontinued operations	—	(6,265)

Net cash provided by discontinued operations	—	97,794

Net cash used in operating activities	(3,274,312)	(4,844,374)

Cash flows from investing activities:
Proceeds from the sale of Aircraft Communications Products Division	—	2,500,000
Principle payments received on note receivable from sale of Aircraft Communications Products Division	354,986	946,624
Purchases of property and equipment	(13,040)	(53,475)
Patents and trademarks	(9,468)	(110,070)

Net cash provided by investing activities	332,478	3,283,079

Cash flows from financing activities:
Payment of debt obligations	(16,527)	(21,101)
Issuance of Common Stock	25	—
Net proceeds from the issuance of the Series D Convertible Preferred Stock	2,012,392	—
Proceeds from the exercise of the Series D Convertible Preferred Stock warrants	47,813	—

Net cash provided by (used) in financing activities	2,043,703	(21,101)

Net decrease in cash and cash equivalents	(898,131)	(1,582,396)

Cash and cash equivalents, beginning of period	1,725,041	3,307,437

Cash and cash equivalents, end of period	$826,910	$1,725,041

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Conversions of Series B Redeemable Convertible Preferred Stock into common stock	$—	$771,610

Conversions of Series C Redeemable Convertible Preferred Stock into common stock	$636,004	$828,982

Deemed dividend attributable to Series C Convertible Preferred Stock	$469,465	$—

Beneficial conversion charge attributable to Series D Convertible Preferred Stock	$753,012	$—

Conversion of Series C Convertible Preferred Stock into common stock	$797,488	$—

Cash paid for:
Interest	$6,562	$3,288

Income Taxes	$2,169	$—

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. ORGANIZATION AND BUSINESS

Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, “Andrea” or the “Company”) has been engaged in the electronic communications industry since its inception. Since the early 1990s, Andrea has been primarily focused on developing and manufacturing state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications, primarily in the computer and business enterprise markets that require high quality, clear voice signals. Andrea’s technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate Digital Signal Processing, Noise Cancellation, Active Noise Cancellation and Active Noise Reduction microphone technologies, and are designed to cancel background noise in a wide range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products for the consumer and commercial markets in the United States as well as in Europe and Asia. Prior to the 1990s, Andrea’s primary business was selling intercom and amplifier systems predominately for military aircraft use. On April 11, 2003, Andrea sold this intercom and amplifier business (its Aircraft Communications Product segment—See Note 12).

Management’s Liquidity Plans

As of December 31, 2004, Andrea had a working capital of $1,225,724 and cash, and cash equivalents of $826,910. Andrea incurred a loss from operations of $1,797,551 for the year ended December 31, 2004. Andrea plans to continue to improve its cash flows during 2004 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as placing heightened emphasis on its sales and marketing efforts.

As of March 31, 2005, Andrea has approximately $420,000 (unaudited) of cash. Management believes that Andrea has sufficient liquidity available to operate through at least December 2005.

While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005, Andrea has made significant changes in its facilities (See Note 18b, the Company’s new lease in Bohemia, the closing of Andrea’s facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea will have reduced its annual cash expenses by approximately $1.1 million. Although the Company is improving cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required in early 2006. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

AMEX Delisting

In May 2003, Andrea received a non-compliance notice from the American Stock Exchange (“AMEX” or “the Exchange”) indicating that it is below certain of the Exchange’s continued listing standards. In accordance with Section 1009 of the AMEX Company Guide, Andrea was afforded the opportunity to submit a plan of compliance to the Exchange. The plan is to outline what action the Company will take, or has taken to bring the Company into compliance with the continued listed standards within an 18-month period. On June 25, 2003, Andrea presented its plan to the Exchange. On August 13, 2003 the Exchange notified Andrea that it has accepted the Company’s plan of compliance and granted an extension of time to November 23, 2004 to regain compliance with the continued listing standards. On December 1, 2004, the Company received notice from the staff of the AMEX indicating that it had determined that the Company no longer complies with AMEX’s continued listing standards due to the Company having shareholders’ equity below $6.0 million and sustained losses from continuing operations and net losses in the Company’s five most recent fiscal years, as set forth in AMEX Company Guide Section 1003(a)(iii).

Andrea did not appeal the AMEX staff’s determination. Accordingly, AMEX suspended trading in the Company’s common stock and will submitted an application with the Securities and Exchange Commission to strike the Company’s common stock from listing and registration on AMEX. Andrea’s common stock has been quoted on the OTC Bulletin Board following suspension from Amex under the ticker “ANDR.”

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Andrea and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Loss Per Share

Basic loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common shareholders adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the exercise of stock options, warrants and redeemable convertible preferred stock are excluded from the calculation of net loss per share as their effect would be antidilutive.

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of December 31, 2004:
Options to purchase common stock (Note 16)	3,142,500
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	4,836,010
Series D Convertible Preferred Stock and related warrants (Note 9)	10,472,632

Total potential common shares as of December 31, 2004	18,451,142

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2004 and 2003.

Concentration of Credit Risk

Andrea is a manufacturer of audio communications equipment for several industries. Sales related to the recognition of the deferred revenue as well as other service related revenues to one customer were approximately 37% and 38% of the net revenues for the years ended December 31, 2004 and 2003, respectively and accounted for 18% and 12% of total accounts receivable at December 31, 2004 and 2003, respectively.

During the years ended December 31, 2004 and 2003, Andrea purchased a substantial portion of its finished goods from two suppliers. Purchases from these two suppliers amounted to 58% and 17% in 2004 and 63% and 9% in 2003, of total purchases. At December 31, 2004, there were no amounts due to these suppliers. At December 31, 2003, the amounts due to these suppliers in accounts payable were $2,449 and $0, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

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

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Andrea accounts for its long-lived assets in accordance with SFAS No. 144 for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to the estimated fair value which becomes the new cost basis for the impaired asset. This new cost basis will be net of any recorded impairment. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. Management recorded an impairment charge of $2,733,230 during the year ended December 31, 2003 (Note 3).

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

Stock-Based Compensation

At December 31, 2004, Andrea had two stock-based employee compensation plans, which are described more fully in Note 16. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

common stock on the date of grant. As discussed below SFAS No. 123R, “Share Base Payment” will require the Company to expense stock options based on the grant date fair value in its financial statements. The effect of expensing stock options on the Company’s results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

	For the Years Ended December 31,
	2004	2003
Net loss attributable to common shareholders as reported:	$(2,947,144)	$(4,689,353)
Deduct: Total stock-based employee compensation expenses determined under fair value-based method	187,251	541,929

Pro forma net loss:	$(3,134,395)	$(5,231,282)

Basic and diluted net loss per share as reported:	$(0.06)	$(0.20)

Basic and diluted pro forma net loss per share:	$(0.07)	$(0.22)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003
Expected life in years	10	4
Risk-free interest rates	3.53%	2.68%
Volatility	224%	202%
Dividend yield	0%	0%

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method during 2004 and 2003 is estimated at $0.12 and $0.34, respectively.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

In accordance with Statement of Position 93-7, “Reporting on Advertising Costs”, all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2004 and 2003 were $22,807 and $156,810, respectively.

Fair Value of Financial Instruments

Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value approximates book value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2004 and 2003, the carrying value of all financial instruments approximated fair value.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for fiscal 2006. Management is currently evaluating the provisions of SFAS No. 151 and does not expect adoption will have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing model’s adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective for the Company on January 1, 2006. The adoption of SFAS No. 123R will not have an effect on the Company’s consolidated financial position or cash flows but will have an adverse effect on the Company’s consolidated results of operations.

In December 2004, the FASB issued FASB Staff Position No. SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (“SP SFAS No. 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. SP SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SP SFAS No. 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language of key element of the repatriation provision, the Company is unable to determine the amount of foreign earnings, if any, that would be repatriated. Accordingly, the Company will complete its evaluation after the necessary guidance is provided.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company’s quarter beginning July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128 “Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earrings per share, clarifying what constitutes a participating security and how to apply the two-class method of calculating earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have an effect on the Company’s calculation of EPS.

In September 2004, the EITF issued statement EITF Issue No 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issueable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective fore reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement did not have an effect on the Company’s calculation of EPS.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

3. INTANGIBLE ASSETS

Intangible Assets, net, consists of the following:

	December 31,
	2004	2003
Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	482,108	472,640

	9,049,556	9,040,088
Less: accumulated amortization	(4,704,210)	(4,234,458)

	$4,345,346	$4,805,630

The changes in the carrying amount of intangible assets during the years ended December 31, 2004 and 2003 were as follows:

	Core Technology	Trademarks and Patents	Totals
Balance as of January 1, 2003	$7,592,479	$616,159	$8,208,638
Additions during the period	—	110,070	110,070
Impairment charge	(2,444,161)	(289,069)	(2,733,230)
Amortization	(734,107)	(45,741)	(779,848)

Balance as of December 31, 2003	4,414,211	391,419	4,805,630
Additions during the period	—	9,468	9,468
Amortization	(441,421)	(28,331)	(469,752)

Balance as of December 31, 2004	$3,972,790	$372,556	$4,345,346

Andrea accounts for its long-lived assets in accordance with SFAS No. 144 for purposes of determining and measuring impairment of its intangible assets. Andrea’s policy is to review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea.

In 2003 due to the continued losses of the Andrea DSP Microphone and Audio Software Products business segment, Andrea reviewed its core technology to determine if there was an impairment. In order to test for recoverability, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Since the results of this test indicated that there was an impairment, Andrea utilized the fair value method to measure the amount of the impairment. The difference between the fair value and the carrying value, resulted in an impairment charge of $2,444,161 during the year ended December 31, 2003.

In 2004 because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, Andrea obtained the assistance of an independent appraisal to test for impairment. Management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was not an impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

In 2003, Andrea committed to a plan to abandon certain trademarks and patents before the end of their previously estimated useful life. As such Andrea recorded an impairment charge of $289,069 to its trademarks and patents during the year ended December 31, 2003. This charge represents the net carrying balance of the specified trademarks and patents as of the date of abandonment.

Amortization expense was $469,752 and $779,848 for the years ended December 31, 2004 and 2003, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next nine years. Trademarks and patents are amortized on a straight-line basis over 17 years.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2004	2003
Raw materials	$416,894	$668,929
Work-in-process	17,224	19,621
Finished goods	1,284,298	1,353,526

	1,718,416	2,042,076
Less: reserve for obsolescence	(802,511)	(740,285)

	$915,905	$1,301,791

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2004	2003
Leasehold improvements	$107,576	$107,576
Machinery and equipment	999,677	1,022,955

	1,107,253	1,130,531
Less: accumulated depreciation and amortization	(992,715)	(911,349)

	$114,538	$219,182

Depreciation and amortization of property and equipment was $115,458 and $322,052 for the years ended December 31, 2004 and 2003, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2004	2003
Accrued payroll and related expenses	$103,068	$126,612
Accrued professional and other service fees	284,125	496,158
Accrued interest and dividend expense	176,652	1,091,669
Accrued other	16,375	—

	$580,220	$1,714,439

7. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), and a warrant covering 75,000 shares of Andrea’s Common Stock. Each of the 750 shares of Series B Preferred Stock, (all shares have been converted, see below) had a stated value of $10,000 plus dividends of 4% per annum, which sum was convertible into Common Stock at a conversion price equal to the lower of $8.775 (the “Maximum Conversion Price”) or the average of the two lowest trade prices of the Common Stock during the 15 consecutive trading days immediately preceding a conversion date (the “Market Price”), subject to certain adjustments, including anti-dilution. The 4% dividends may, at the option of Andrea, be paid in cash. The warrant had an exercise price of $8.775 per share and expired on June 18, 2004.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

For the year ended December 31, 2003, the following number of shares of Series B Preferred Stock, together with related accrued dividends, were converted:

Date of Conversion	Number of Series B Preferred Stock Converted	Conversion Price	Number of Common Shares
March 14, 2003	20	$0.225	1,021,857
May 15, 2003	19	$0.205	1,071,770
July 15, 2003	27	$0.270	1,163,068

Total conversions of Series B Preferred Stock for 2003	66		3,256,695

The original value of the warrant upon issuance was $348,457. As a result of certain redemption features, the Series B Preferred Stock is presented outside of shareholders’ equity (deficit) in the accompanying consolidated balance sheets. As of December 31, 2003, all of the Series B Preferred Stock have been converted into Common Stock. In February 2004, the warrants related to the Series B Preferred Stock were exchanged pursuant to an Exchange and Termination Agreement (Note 8).

8. SERIES C CONVERTIBLE PREFERRED STOCK

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2003, there were 677.187593 shares of Series C Preferred Stock outstanding, which was recorded net of the unaccreted present value of the transaction costs of $79,273. Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum was convertible into Common Stock at a conversion price of $0.30. This conversion price was subject to change based on various events, including the announcement of a major transaction or upon certain triggering events. In addition, upon announcement of a major transaction or upon certain triggering events, as defined, the investors had the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a defined redemption price. If Andrea were unable to effect such redemption, the Company would be subject to additional penalties. Due to these redemption features, the Series C Preferred Stock was presented outside of shareholders’ equity (deficit) in the accompanying consolidated balance sheets at December 31, 2003.

On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement and that certain third party investors (the “Series C Investors”) had purchased 582.887593 shares of the Series C Preferred Stock from the original holder of such Series C Preferred Stock (the “Existing C Holder”). Pursuant to the Exchange and Termination Agreement, the Existing C Holder would exchange 46.3 shares of the Series C Preferred Stock, together with related accrued dividends of $77,378, in exchange for 1.8 million shares of Common Stock and cease to own any of the Series C Preferred Stock. In the Acknowledgment and Waiver Agreement between Andrea and the Series C Investors, the terms of the Series C Preferred Stock would effectively be revised, which among other things would: (i) eliminate the holders’ security interest in Andrea’s assets; (ii) eliminate any right of holders of the Series C Preferred Stock to require a redemption of the Series C Preferred Stock, with two limited exceptions which are within Andrea’s control; (iii) eliminate the future increases, based on a rate of 5% per year of the Stated Value of the unconverted balance of the Series C Preferred Stock, of the shares of Common Stock issuable upon conversion of Series C Preferred Stock; and (iv) eliminate an existing election by a holder of Series C Preferred Stock to utilize a lower market price as the conversion price and reset the conversion price of the Series C Preferred Stock to $0.2551 per share of Common Stock from the existing $0.30 per share.

As a result of the Acknowledgement and Waiver Agreement, the Series C Preferred Stock was presented as part of shareholders’ equity (deficiency) in the accompanying consolidated balance sheet for the year ended December 31, 2004. Additionally, unaccreted Series C Preferred Stock transaction costs of $72,231 were charged as a reduction to additional paid-in capital. In addition, during the year ended December 31, 2004, Andrea recorded a non-cash deemed dividend of $469,465, which represents a pro-rata portion of the consideration resulting from the reduction of the conversion price of Series C Preferred Stock.

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related warrants. In connection with the transactions related to the Series C Preferred Stock and the initial issuance of the Series D Preferred Stock, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. Andrea allocated fifty percent of these transactions costs

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

to each of the Series C Preferred Stock and the Series D Preferred Stock. As such, $150,000 of the $300,000 payment to Knightsbridge Capital and $62,221 of the $124,442 expense related to the issuance of the warrants and other legal and transaction costs of $101,903 were included in general, administrative and selling expenses for the year ended December 31, 2004.

Prior to the change of ownership, the following shares of Series C Preferred Stock, together with related accrued dividends of $94,926 and $78,626, were converted in 2003 and 2004, respectively:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
September 4, 2003	5.0000000	$0.3000	190,845
September 15, 2003	7.0000000	$0.3000	267,534
September 24, 2003	7.0000000	$0.3000	267,822
October 1, 2003	5.0000000	$0.3000	191,461
October 8, 2003	7.0000000	$0.3000	268,269
October 16, 2003	6.0000000	$0.3000	230,164
October 22, 2003	5.0000000	$0.3000	191,941
November 4, 2003	15.000000	$0.3000	576,712
November 26, 2003	15.000000	$0.3000	578,219

Total for 2003	72.000000		2,762,967

January 13, 2004	33.000000	$0.3000	1,279,315
January 27, 2004	6.000000	$0.3000	232,986
February 3, 2004	5.000000	$0.3000	194,315
February 4, 2004	4.000000	$0.3000	155,470

Total conversions for existing holders of Series C Preferred Stock for 2004	48.000000		1,862,086

From the change of ownership through December 31, 2004, the following shares of Series C Preferred Stock, together with related accrued dividends of $878,867, were converted:

Date of Conversion	Number of Series C Preferred Stock Converted	Conversion Price	Number of Common Shares
February 17, 2004	7.000000	$0.2551	320,261
February 18, 2004	150.261029	$0.2551	6,874,683
February 24, 2004	11.657700	$0.2551	533,358
February 25, 2004	46.363079	$0.2551	2,121,184
February 26, 2004	15.000000	$0.2551	686,274
March 2, 2004	8.326899	$0.2551	380,969
March 4, 2004	8.000000	$0.2551	366,013
March 9, 2004	20.000000	$0.2551	915,032
March 12, 2004	11.657700	$0.2551	533,358
March 19, 2004	30.947780	$0.2551	1,415,909
March 22, 2004	20.730311	$0.2551	948,445
March 30, 2004	5.817481	$0.2551	266,159
April 15, 2004	33.365283	$0.2551	1,526,514
April 28, 2004	2.914425	$0.2551	133,339
July 15, 2004	15.405020	$0.2551	704,804
July 28, 2004	41.634845	$0.2551	1,904,860
September 22, 2004	8.326899	$0.2551	380,969
December 3, 2004	39.777665	$0.2551	1,819,892

Total conversions of Series C Preferred Stock by the Series C investors from the change in ownership through December 31, 2004	477.186116		21,832,023

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

As of December 31, 2004, there were 105.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,836,010 shares of Common Stock and accrued dividends of $176,652.

9. SERIES D CONVERTIBLE PREFERRED STOCK

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

Knightsbridge Capital served as a financial advisor to Andrea in connection with the initial issuance of the Series D Preferred Stock and the transaction related to the Series C Preferred Stock. In connection with the transactions related to the Series C Preferred Stock and the initial issuance of the Series D Preferred Stock and related warrants, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after six months and before February 23, 2009 at an exercise price of $0.38 per share. Andrea allocated fifty percent of these transactions costs to each of the Series C Preferred Stock and the Series D Preferred Stock. As such, $150,000 of the $300,000 payment to Knightsbridge Capital, and $62,221 of the $124,442 expense related to the issuance of the warrants offset net Series D Preferred Stock proceeds and were recorded as a decrease in additional paid-in capital for the period ended March 31, 2004. In addition, in connection with the second tranche sale of the Series D Preferred Stock and related warrants, Andrea paid Knightsbridge Capital an additional $50,000 and issued warrants exercisable for an aggregate of 62,500 shares of Common Stock. The warrants are exercisable at any time after six months and before June 4, 2009 at an exercise price of $0.17 per share. Including the expenses related to Knightsbridge Capital allocated to the Series D Preferred Stock, the total transaction costs associated with the issuance of the Series D Preferred Stock were $487,608. These charges are included in the accompanying consolidated financial statements as a reduction of additional paid-in capital.

In accordance with EITF Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, Andrea recorded a non-cash beneficial conversion charge of $753,012 to accumulated deficit in the first quarter of 2004, related to the first tranche of the Series D Preferred Stock. The non-cash beneficial conversion charge measures the difference between the relative fair value of the Series D Preferred Stock and the fair market value of the shares of Andrea’s common stock issuable pursuant to the conversion terms on the date of issuance. This charge represents the maximum charge under this standard for this issuance. There was no beneficial conversion feature associated with the second tranche of Series D Preferred Stock.

During the period ended December 31, 2004, the following shares of Series D Preferred Stock were converted:

Date of Conversion	Number of Series D Preferred Stock Converted	Conversion Price	Number of Common Shares
June 7, 2004	50,000	$0.25	200,000
June 11, 2004	35,714	$0.25	142,856
June 16, 2004	250,000	$0.25	1,000,000
July 22, 2004	250,000	$0.25	1,000,000
September 21, 2004	35,714	$0.25	142,856
September 22, 2004	171,429	$0.25	685,716
December 3, 2004	328,571	$0.25	1,314,284
December 8, 2004	50,000	$0.25	200,000

Total conversions of Series D Preferred Stock in the year ending December 31, 2004	1,171,428		4,685,712

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

On December 13, 2004, 281,250 Series D Preferred Stock Common Stock warrants were exercised. The exercise price of these warrants was $0.17 per share. As of December 31, 2004, there are 1,328,572 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,472,632 shares of Common Stock.

10. RESTRUCTURING

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge was recorded as accrued restructuring charges or as a reduction of assets, as applicable. During the year ended December 31, 2004, Andrea reversed the restructuring accrual by $238,391, which reduced the restructuring liability to zero. $215,325 of the reversal was recorded as sales returns recovery – restructuring and $23,066 of the reversal was recorded as a reduction in operating expenses, which was where the charges were initially recorded. During the year ended December 31, 2003, Andrea made payments of $4,012 and issued a returned merchandise credit of $122,174, which reduced the restructuring liability. As of December 31, 2004 and 2003, accrued restructuring charges were $0 and $238,391, respectively.

11. LICENSING AGREEMENT

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements of $713,284 and $2,376,964 at December 31, 2004 and 2003, respectively, as amended, is recorded as deferred revenue in the accompanying consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3.0 million of which started to be recognized during the first quarter of 2002, and $2.0 million which started in the third quarter of 2002. During the years ended December 31, 2004 and 2003, $1,666,680 of license revenues were recognized.

12. DISCONTINUED OPERATIONS

Sale of Aircraft Communication Products Division

On April 11, 2003, Andrea completed the sale of substantially all of the assets and liabilities of the Andrea Aircraft Communications Products division for approximately $3.8 million. Andrea received $2.5 million in cash, and approximately $1.3 million in notes which were payable in equal installments over the succeeding eleven month period. The sale resulted in a gain recorded in the quarter ended June 30, 2003, of approximately $2.24 million which reflects the difference between the purchase price of $3.8 million and the net assets sold (accounts receivable of $693,861, net inventories of $981,813, and accounts payable and accrued liabilities of $124,064). The Aircraft Communications Products division was engaged in the manufacture and sale of intercommunications systems and amplifiers primarily used on legacy military aircraft. Andrea Systems, LLC is a new entity that was established by a group of private investors to acquire the Aircraft communications Products division (see Note 15, Legal Proceedings). As part of the sale, Andrea entered into a one-year transition services agreement with Andrea Systems, LLC. In accordance with terms of the transition agreement, Andrea received $116,844 and $230,193 for the years ended December 31, 2004 and 2003, respectively, which was included in rent and miscellaneous income in the accompanying consolidated statements of operations.

The following table reflects the results of the discontinued operations of the Aircraft Communication Products business segment for the period from January 1, 2003 to March 31, 2003 (the effective date of sale):

Revenues	$1,068,976
Cost of Revenues	569,128

Gross margin	499,848
Research And Development Expenses	119,871
General, Administrative And Selling Expenses	87,726

Income from Discontinued Operations	292,251
Gain on Sale of Discontinued Operations	2,242,573

Income from Discontinued Operations	$2,534,824

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Aircraft Communication Products sales to the federal government and related subcontractors aggregated $525,068 for the year ended December 31, 2003.

13. RETIREMENT PLAN

Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea did not make any contributions to this plan for the years ended December 31, 2004 and 2003.

14. INCOME TAXES

Income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2004	2003
Federal:
Current	$—	$—
Deferred	(424,000)	(545,000)
State and Local:
Current	—	—
Deferred	—	—
Adjustment to valuation allowance related to net deferred tax assets	424,000	545,000

	$—	$—

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision (benefit) for income taxes is as follows:

	For the Years Ended December 31,
	2004	2003
Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(6)%	(1)%
Core technology amortization	9%	6%
Impairment of intangible assets	—%	19%
Change in valuation allowance for net deferred tax assets	31%	10%

	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	December 31,
	2004	2003
Long-term deferred tax assets:
Reserve for accrued expenses and trade credit	$836,000	$858,000
Allowance for doubtful accounts	9,000	22,000
Reserve for restructuring charges	—	93,000
Reserve for obsolescence	264,000	198,000
Deferred revenue	278,000	928,000
NOL carryforward	18,890,000	17,754,000

	20,277,000	19,853,000
Less: valuation allowance	(20,277,000)	(19,853,000)

Deferred tax asset, net	$—	$—

SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

As of December 31, 2004 Andrea had net operating loss and credit carryforwards of approximately $48.5 million expiring in varying amounts beginning in 2006 through 2025. Included in the fully reserved deferred tax asset of approximately $20.3 million, is approximately $5.6 million related to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statements of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a change of control of a company. Andrea has not performed an evaluation whether a change of control has taken place, however, utilization of its net operating losses are likely subject to substantial limitation in future periods.

15. COMMITMENTS AND CONTINGENCIES

Leases

Andrea’s corporate headquarters is located in Melville, New York, where Andrea leases space for manufacturing, research and development, sales and executive offices from an unrelated party. The lease is for approximately 40,000 square feet and expires in June 2008. Rent expense under this operating lease was approximately $614,000 for the years ended December 31, 2004 and 2003, respectively. In February and November 2004, Andrea entered into an amended operating lease to defer a portion of the payments due in 2004 to later periods in the lease. The net lease amount remains the same. See Note 18b, Assignment of lease and assumption agreement. As of December 31, 2004, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2005	822,939
2006	848,882
2007	823,234
2008	616,151

Total	$3,111,206

Employment Agreements

In August 2003, Paul E. Donofrio joined the Company as its President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Donofrio received an annual base salary of $200,000, a minimum annual prorated bonus of $50,000 and received a stock grant of 300,000 options. Mr. Donofrio was also entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. At December 31, 2004, the future minimum cash commitments under this agreement aggregate $195,833. See Note 18a, termination of Paul E. Donofrio, President and Chief Executive Officer.

In June 2004, the Company entered into a one year employment contract with the Chairman of the Board, Douglas J. Andrea, which expires June 2005 with a provision to extend for two additional one year terms. Pursuant to his employment agreement, Mr. Andrea will receive an initial annual base salary of $175,000 from June 14, 2004 through August 3, 2004, an initial stock grant of 400,000 options with immediate vesting on June 14, 2004 and a minimum annual prorated bonus of $50,000 on a calendar year basis from the period beginning August 4, 2003. His annual base salary will be increased to $200,000 on August 4, 2004. Mr. Andrea would also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. If the agreement is extended in June 2005, Mr. Andrea’s annual base salary would be $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, with additional grants of stock options each year. At December 31, 2004, the future minimum cash commitments under this agreement aggregate $166,667.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, former director and President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its counter claims against Mr. Sauvigne pending final outcome of the action. On May 19, 2004, Mr. Sauvigne filed an appeal of the Judge’s March 2, 2004 order. A Preliminary Conference was held on September 14, 2004. The parties are engaged in settlement negotiations and have reached a tentative agreement.

On November 7, 2003, Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against Radha Soami Society Beas-America, current owner of the Company’s former building in Long Island City, seeking release of funds held in a post Closing Escrow and Indemnification Agreement of approximately $220,000, including accrued interest, which is included in other assets, net, related to the sale of such premises. The defendant has filed opposing documents against the escrowed amount. Currently, the Company has filed an application with the Court for a determination of the parties rights under the escrow agreement. Additionally, the two parties are attempting to settle the suit outside of court.

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

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 5,275,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2004, there were 2,044,153 shares available for further issuance under the 1998 Plan.

In May 2004, the Board of Directors granted 50,000 stock options to one of the Directors for his service as the chairperson on the Nominating and Compensation Committees. The grant provides for a six month vesting period, an exercise price of $0.17, which was fair market value at the date of grant, and a term of 10 years. In May 2004, the Board of Directors granted 25,000 stock options to one of the Directors for his service as the chairperson on the Audit Committee. The grant provides for a six month vesting period, an exercise price of $0.17, which was fair market value at the date of grant, and a term of 10 years. On June 14, 2004, in accordance with his employment agreement, the Chairman of the Board was granted 400,000 stock options. This grant provides for immediate vesting, an exercise price of $0.13, which was fair market value at the date of grant, and a term of 10 years. On August 4, 2004, in accordance with their respective employment agreements, Douglas J. Andrea, the Chairman of the Board, and Paul E. Donofrio, the President and

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Chief Executive Officer, were granted 250,000 and 300,000 stock options, respectively. These grants provide for a six month vesting period, an exercise price of $0.10, which was fair market value at the date of grant, and a term of 10 years.

In May 2003 and October 2003, the Board of Directors granted 35,000 stock options to each of two newly appointed directors. The grants provide for a vesting period of one year with an exercise price of $0.34 and $0.52, respectively, which was fair market value at the date of each grant, and a term of 10 years. In August 2003, the Board of Directors granted 350,000 stock options to the newly appointed President and Chief Executive Officer. The grant provides for a six month vesting period, an exercise price of $0.31, which was fair market value at the date of grant, and a term of 10 years. In November 2003, the Board of Directors granted 50,000 stock options to one of the Directors for his service as the chairperson on the Nominating and Compensation Committees. The grant provides for a six month vesting period, an exercise price of $0.50, which was fair market value at the date of grant, and a term of 10 years.

During the years ended December 31, 2004 and 2003, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 176,472 shares of Common Stock with a fair market value of $0.17 and 60,000 shares of Common Stock with a fair market value of $0.50, respectively. Compensation expense related to these awards was $30,000 for the years ended December 31, 2004 and 2003.

Option activity during 2004 and 2003 is summarized as follows:

	Years Ended December 31,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,312,250	$5.51	5,388,625	$6.00
Granted	1,025,000	0.12	470,000	0.35
Exercised	—	—	—	—
Forfeited	(6,000)	1.78	(222,250)	3.15
Cancelled	(2,188,750)	5.45	(1,324,125)	4.48

Outstanding at end of period	3,142,500	2.86	4,312,250	4.88

Exercisable at end of period	2,592,500	3.45	3,767,250	5.51

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.10 to $ 0.15	950,000	9.54	$0.11	400,000	$0.13
0.16 to 0.24	75,000	9.39	0.17	75,000	0.17
0.25 to 0.38	385,000	8.58	0.31	385,000	0.31
0.39 to 0.58	85,000	8.83	0.51	85,000	0.51
0.59 to 0.88	510,000	7.10	0.68	510,000	0.68
1.35 to 2.02	111,500	6.27	1.75	111,500	1.75
3.06 to 4.58	10,000	5.93	3.30	10,000	3.30
4.59 to 6.89	657,500	4.26	5.90	657,500	5.90
6.90 to 10.35	138,500	3.78	8.06	138,500	8.06
10.36 to 15.54	220,000	3.37	14.26	220,000	14.26

$ 0.10 to $15.54	3,142,500	7.09	$2.86	2,592,500	$3.45

17. SEGMENT INFORMATION

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131,

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2004 and 2003:

2004 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Revenues from external customers	$2,815,570	$2,592,391	$5,407,961
Sales returns recovery - restructuring	—	215,325	215,325
Loss from operations	(992,584)	(804,967)	(1,797,551)
Depreciation and Amortization	63,217	521,993	585,210
Assets	5,589,193	1,812,786	7,401,979
Total long lived assets	4,243,352	216,532	4,459,884

2003 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2003
Net revenues from external customers	$2,359,176	$2,760,248	$5,119,424
Loss from operations	(6,097,737)	(925,286)	(7,023,023)
Depreciation and Amortization	940,222	161,678	1,101,900
Impairment of Intangible Assets	2,671,254	61,976	2,733,230
Assets	6,980,871	2,486,289	9,467,160
Total long lived assets	4,746,918	277,894	5,024,812

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2004 and 2003, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2004	2003
Net Revenues:
United States	$5,008,954	$4,630,887
Foreign(1)	614,332	488,537

	$5,623,286	$5,119,424

Accounts receivable:
United States	$640,700	$560,762
Foreign	48,430	50,660

	$689,130	$611,422

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the years ended December 31, 2004 and 2003.

18. SUBSEQUENT EVENTS

a)	Termination of Paul E. Donofrio, President and Chief Executive Officer

Paul E. Donofrio, President and Chief Executive Officer of the Company, was terminated without cause and resigned as a Director of the Company effective January 25, 2005. In connection with his termination, the Company and Mr. Donofrio entered into a separation agreement and general release to resolve any obligations owed Mr. Donofrio under his existing employment agreement and any other obligations or liabilities the Company may have to Mr. Donofrio (the “Release Agreement”).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

The Release Agreement, dated January 25, 2005, between the Company and Mr. Donofrio provides for the following terms:

•	Termination of Mr. Donofrio’s existing employment agreement with the Company effective January 25, 2005;

•	Payment to Mr. Donofrio of a $50,000 lump sum payment on February 11, 2005;

•	Payment to Mr. Donofrio of $30,000 to be paid over a six month period ($5,000 per month) with the final $2,500 payment to be contingent upon receipt by the Company from Mr. Donofrio at the end of the six month period of an additional release agreement;

b)	Assignment of Lease and Assumption Agreement

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to our current corporate headquarters. Under this agreement the Company has agreed to vacate the premises by March 31, 2005 and the assignee has agreed to take over our current lease, as amended. Andrea will record a non-cash charge of about $300,000, net, related to the reversal of deferred rent charges, which will be partially offset by the write off of certain fixed assets, and a cash charge approximating $225,000 to be recorded for lease termination costs. As well as the assignment of our existing lease, in March 2004, Andrea entered into a new lease for our corporate headquarters of approximately 11,000 square feet located in Bohemia, New York.

As a result of the above Assignment of Lease and Assumption Agreement and Andrea’s new lease, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, as of December 31, 2004 are as follows:

2005	240,335
2006	95,909
2007	92,244
2008	90,374
2009	89,557
Thereafter	29,171

Total	$637,590

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA Douglas J. Andrea	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	April 14, 2005

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	April 14, 2005

/s/ GARY A. JONES Gary A. Jones	Director	April 14, 2005

/s/ LOUIS LIBIN Louis Libin	Director	April 14, 2005

/s/ JOSEPH J. MIGLIOZZI Joseph J. Migliozzi	Director	April 14, 2005

/s/ JONATHAN D. SPAET Jonathan D. Spaet	Director	April 14, 2005