Form 10QSB
period 2005-03-31
ANDREA ELECTRONICS CORP
filed 2005-05-16
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

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

As of May 13, 2005, there are 57,883,575 common shares outstanding.

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$421,293	$826,910
Accounts receivable, net of allowance for doubtful accounts of $23,481 and $23,630, respectively	427,926	689,130
Inventories, net	890,513	915,905
Prepaid expenses and other current assets	381,272	322,367

Total current assets	2,121,004	2,754,312

Property and equipment, net	34,346	114,538
Intangible assets, net	4,228,996	4,345,346
Other assets, net	166,698	187,783

Total assets	$6,551,044	$7,401,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$478,545	$235,084
Deferred revenue	304,841	713,284
Other current liabilities	468,148	580,220

Total current liabilities	1,251,534	1,528,588

Other liabilities	—	344,324

Total liabilities	1,251,534	1,872,912

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 106 shares; liquidation value: $2,471,256	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,328,572; liquidation value: $1,328,572	13,286	13,286
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 57,883,575	578,836	578,836
Additional paid-in capital	76,241,536	76,241,536
Deferred stock compensation	(2,500)	(10,000)
Accumulated deficit	(71,531,649)	(71,294,592)

Total shareholders’ equity	5,299,510	5,529,067

Total liabilities and shareholders’ equity	$6,551,044	$7,401,979

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Revenues
Product revenues	$833,166	$927,652
License revenues	408,443	416,670

Revenues	1,241,609	1,344,322
Sales returns recovery – restructuring	—	215,325

Net revenues	1,241,609	1,559,647
Cost of revenues	462,986	692,129

Gross margin	778,623	867,518
Research and development expenses	204,324	399,467
General, administrative and selling expenses	760,770	1,080,360

Loss from operations	(186,471)	(612,309)

Other (expense) income
Interest income, net	2,253	1,350
Loss on disposal of property and equipment, net	(52,839)	—

Rent and miscellaneous income	—	77,472

Other (expense) income	(50,586)	78,822

Net loss	$(237,057)	$(533,487)

Basic and diluted loss per share:
Numerator for loss per share:
Net loss	$(237,057)	$(533,487)
Series C Redeemable Convertible Preferred Stock dividends	—	45,518
Series C Convertible Preferred Stock deemed dividend	—	469,465
Series D Convertible Preferred Stock beneficial conversion feature	—	753,012

Net loss attributable to common shareholders – basic and diluted	$(237,057)	$(1,801,482)

Denominator for loss per share:
Basic and diluted weighted average shares	57,883,575	35,008,088

Basic and diluted net loss attributable to common shareholders per share	$(.00)	$(.05)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2005	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,241,536	$(10,000)	$(71,294,592)	$5,529,067
Amortization of Deferred Stock compensation	—	—	—	—	—	—	—	7,500	—	7,500
Net loss	—	—	—	—	—	—	—	—	(237,057)	(237,057)

Balance, March 31, 2005	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,241,536	$(2,500)	$(71,531,649)	$5,299,510

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Loss from continuing operations	$(237,057)	$(533,487)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	135,808	149,771
Non-cash stock compensation expense	7,500	2,673
Provision for bad debt	(149)	(15,293)
Inventory reserve	(191,616)	(46,421)
Loss on disposal of property and equipment, net	52,839	—
Expense related to Common Stock Warrant issued in connection with the Series C Preferred Stock	—	62,221

Change in:
Accounts receivable	261,353	135,487
Inventories	217,008	214,711
Prepaid expenses and other current assets	(58,905)	(68,583)
Other assets, net	21,085	2,955
Trade accounts payable	243,461	(380,363)
Accrued restructuring charges	—	(238,391)
Deferred revenue	(408,443)	(416,670)
Other current and long term liabilities	(456,396)	(146,139)

Net cash used in operating activities	(413,512)	(1,277,529)

Cash flows from investing activities:
Principal payments received on note receivable from sale of Aircraft Communications Products Division	—	354,986
Proceeds from sale of property and equipment	9,000	—
Patents and trademarks	(1,105)	(2,064)

Net cash provided by investing activities	7,895	352,922

Cash flows from financing activities:
Issuance of Common Stock	—	25
Net Proceeds from the issuance of the Series D Convertible Preferred Stock	—	992,859
Payment of debt obligations	—	(5,122)

Net cash provided by financing activities	—	987,762

Net (decrease) increase in cash and cash equivalents	(405,617)	63,155

Cash and cash equivalents, beginning of period	826,910	1,725,041

Cash and cash equivalents, end of period	$421,293	$1,788,196

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Deemed dividend attributable to Series C Convertible Preferred Stock	$—	$469,465

Beneficial conversion charge attributable to Series D Convertible Preferred Stock	$—	$753,012

Conversion of Series C Redeemable Convertible Preferred Stock into common stock	$—	$1,197,140

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

These unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepting in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea’s annual report on Form 10-KSB for the year ended December 31, 2004.

Management’s Liquidity Plans - As of March 31, 2005, Andrea had working capital of $869,470 and cash on hand of $421,293. Andrea incurred a loss from operations of $186,471 for the quarter ended March 31, 2005. Andrea plans to continue to improve its cash flows during 2005 by continuing to implement reductions of administrative overhead expenses where necessary and feasible as well as placing heightened emphasis on its sales and marketing efforts.

As of May 13, 2005, Andrea has approximately $250,000 (unaudited) of cash. Management believes that Andrea has sufficient liquidity available to operate through at least March 2006.

While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction and further diversification of our business. In the first quarter of 2005, Andrea has made significant changes in its facilities (See Note 6). By assigning our lease in Melville and entering into our new lease in Bohemia, the closing of Andrea’s facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea will have reduced its annual cash expenses by approximately $1.1 million. Although the Company is improving cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of March 31, 2005:

Options to purchase common stock	2,832,500
Series C Convertible Preferred Stock and related accrued dividends	4,836,010
Series D Convertible Preferred Stock and related Warrants (Note 4)	10,472,632

Total potential common shares as of March 31, 2005	18,141,142

Stock-Based Compensation - At March 31, 2005, Andrea had two stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. As discussed below SFAS No. 123R, “Share Base Payment” will require the Company to expense stock options based on the grant date fair value in its financial statements. The effect of expensing stock options on the Company’s results of operations using the Black-Scholes option-pricing model is presented in the following pro forma table:

	For the Three Months Ended March 31,
	2005	2004
Net loss attributable to common shareholders as reported	$(237,057)	$(1,801,482)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	9,349	25,363

Pro forma net loss attributable to common shareholders	$(246,406)	$(1,826,845)

Basic and diluted net loss attributable to common shareholders per share as reported	$(.00)	$(.05)

Basic and diluted pro forma net loss attributable to common shareholders per share	$(.00)	$(.05)

There were no stock options granted during the three month periods ended March 31, 2005 or March 31, 2004.

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at March 31, 2005 and 2004.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of the deferred revenue as well as other service related revenues to one customer were approximately 39% and 33% of the total net revenues for the three months ended March 31, 2005 and 2004, respectively and accounted for 13% of total accounts receivable at March 31, 2005.

During the three months ended March 31, 2005 and 2004, Andrea purchased a substantial portion of its finished goods from two suppliers. Purchases from these two suppliers amounted to 48% and 35% for the three months ended March 31, 2005 and 63% and 6% for the three months ended March 31, 2004, of total purchases. At March 31, 2005, the amounts due to these suppliers in accounts payable were $242,107 and $429, respectively.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Raw materials	$222,523	$416,894
Work-in-process	16,515	17,224
Finished goods	1,262,370	1,284,298

	1,501,408	1,718,416

Less: reserve for obsolescence	(610,895)	(802,511)

	$890,513	$915,905

Intangible and Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset will be established. This new cost basis will be net of any recorded impairment.

In 2004 because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, Andrea obtained the assistance of an independent appraiser to test for impairment. Management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was not an impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended March 31, 2005 and 2004, amortization expense was $117,455 and $117,338, respectively.

Note 3. Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2003, there were 677.187593 shares of Series C Preferred Stock outstanding, which was recorded net of the unaccreted present value of the transaction costs of $79,273. Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum was convertible into Common Stock at a conversion price of $0.30. This conversion price was subject to change based on various events, including the announcement of a major transaction or upon certain triggering events. In addition, upon announcement of a major transaction or upon certain triggering events, as defined, the investors had the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a defined redemption price. If Andrea were unable to effect such redemption, the Company would be subject to additional penalties. Due to these redemption features, the Series C Preferred Stock was presented outside of shareholders’ equity (deficit) in the accompanying condensed consolidated balance sheets at December 31, 2003.

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

As a result of the Acknowledgement and Waiver Agreement, the Series C Preferred Stock was presented as part of shareholders’ equity in the accompanying condensed consolidated balance sheet for the year ended December 31, 2004. Additionally, unaccreted Series C Preferred Stock transaction costs of $72,231 were charged as a reduction to additional paid-in capital. In addition, during the three-month period ended March 31, 2004, Andrea recorded a non-cash deemed dividend of $469,465, which represents a pro-rata portion of the consideration resulting from the reduction of the conversion price of Series C Preferred Stock.

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

As of March 31, 2005, there were 105.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,836,010 shares of Common Stock and accrued dividends of $176,652.

Note 4. Series D Redeemable Convertible Preferred Stock

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

In accordance with EITF Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” Andrea recorded a non-cash beneficial conversion charge of $753,012 to accumulated deficit in the first quarter of 2004, related to the first tranche of the Series D Preferred Stock. The non-cash beneficial conversion charge measures the difference between the relative fair value of the Series D Preferred Stock and the fair market value of the shares of Andrea’s common stock issuable pursuant to the conversion terms on the date of issuance. This charge represents the maximum charge under this standard for this issuance. There was no beneficial conversion feature associated with the second tranche of Series D Preferred Stock.

As of March 31, 2005, there were 1,328,572 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,472,632 shares of Common Stock.

Note 5. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as deferred revenue in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million, which started to be recognized in the third quarter of 2002. During the three months ended March 31, 2005 and March 31, 2004, $408,443 and $416,670, respectively, of license revenues was recognized in the accompanying condensed consolidated statement of operations.

In November 2004, we entered into a license agreement with Analog Devices to integrate our EchoStop technology with Analog’s audio codec products for one of their customers (“EchoStop Licensed Products”). The EchoStop Licensed Products are expected to start shipping in 2005. In consideration for this license Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. If at the end of the first year of the agreement royalty payments are less than $100,000, Analog will pay Andrea the difference between $100,000 and the royalties paid to Andrea based on the number of EchoStop Licensed Products shipped during the first year of the agreement. We have not recognized any revenues under this agreement as of March 31, 2005.

In November 2004, we entered into a license agreement with Analog Devices to integrate our VoiceCenter technology with one of Analog’s audio codec products for one of their customers (“VoiceCenter Licensed Product”). The VoiceCenter Licensed Products are expected to start shipping in 2005. In consideration for this license Analog will pay Andrea a royalty for each VoiceCenter Licensed Product shipped. We have not recognized any revenues under this agreement as of March 31, 2005.

Note 6. Commitments And Contingencies

Leases

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its existing corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Andrea recorded a non-cash reversal of $330,807 related to deferred rent charges, a non-cash charge of $33,281 related to the write off of certain property and equipment including leasehold improvements related to this operating lease and a cash charge of $219,224 lease termination costs. Rent expense under this operating lease was $153,420 for the three-month periods ended March 31, 2005 and March 31, 2004.

Additionally, in March 2005, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in October 2008. There was no rent expense under this operating lease for the three-month period ended March 31, 2005. As of March 31, 2005, the minimum lease payments under this lease and all non-cancelable operating leases are as follows:

2005 (April to December 31)	$70,629
2006	95,909
2007	92,244
2008	90,374
2009	89,557
Thereafter	29,171

Total	$467,884

Employment Agreements

In June 2004, the Company entered into a one year employment contract with the Chairman of the Board, Douglas J. Andrea, which expires June 2005, which automatically renews for two additional one year terms. Pursuant to his employment agreement, Mr. Andrea receives an annual base salary of $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, a minimum annual prorated bonus of $50,000 and received a stock grant of 250,000 options. Mr. Andrea is also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. The term of this agreement can be extended for one additional year. If the agreement is extended in June 2005, Mr. Andrea’s annual base salary would be $225,000 with a minimum annual bonus of $50,000 and an additional 250,000 grant of stock options. Mr. Andrea has agreed to postpone payment of his $50,000 bonus for the period ending December 31, 2004. At March 31, 2005, the future minimum cash commitments under this agreement aggregate $166,667 (including Mr. Andrea’s 2004 bonus), of which $62,500 and $50,000 is included in other liabilities at March 31, 2005 and December 31, 2004, respectively.

Paul E. Donofrio, former President and Chief Executive Officer of the Company, was terminated without cause and resigned as a Director of the Company effective January 25, 2005. In connection with his termination, the Company and Mr. Donofrio entered into a separation agreement and general release to resolve any obligations owed Mr. Donofrio under his existing employment agreement and any other obligations or liabilities the Company may have to Mr. Donofrio (the “Release Agreement”).

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

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, former director and President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On April 18, 2005, Andrea received the executed settlement agreement and release (“Settlement Agreement”) executed by Mr. Sauvigne on April 14, 2005 settling the outstanding litigation between the parties. Pursuant to the Settlement Agreement, Mr. Sauvigne agreed to release and discharge the Company with respect to all of his claims asserted in the litigation. In addition, the Company agreed to release and discharge Mr. Sauvigne with respect to all of its counterclaims asserted in the litigation and to pay Mr. Sauvigne an amount of $73,000.

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

Note 7. Segment Information

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2005 and 2004:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net revenues from external customers	$591,193	$650,416	$1,241,609
Loss from operations	(105,567)	(80,904)	(186,471)
Depreciation and amortization	122,403	13,405	135,808
Assets	5,205,298	1,345,746	6,551,044
Total long lived assets	4,088,729	174,613	4,263,342

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$734,527	$609,795	$1,344,322
Sales returns recovery - restructuring	—	215,325	215,325
Loss from operations	(410,636)	(201,673)	(612,309)
Depreciation and amortization	132,842	16,929	149,771
Assets	6,357,790	2,446,976	8,804,766
Total long lived assets	4,618,328	258,777	4,877,105

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2005 and 2004, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	March 31, 2005	March 31, 2004
Net revenues:
United States	$1,189,461	$1,277,110
Foreign(1)	52,148	282,537

	$1,241,609	$1,559,647

Accounts receivable:
United States	$409,228	$460,084
Foreign	18,698	31,144

	$427,926	$491,228

(1)	Net revenue to any one foreign county did not exceed 10% of total revenues for the period ended March 31, 2005 and 2004.

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

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 5 of our condensed consolidated financial statements, for example). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At March 31, 2005 and December 31, 2004, our allowance for doubtful accounts was $23,481 and $23,630, respectively.

Inventories – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of $890,513 and $915,905 at March 31, 2005 and December 31, 2004 are net of reserves of $610,895 and $802,511, respectively. It is possible that additional charges to inventory may be recorded in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”- Andrea accounts for its long-lived assets in accordance with SFAS No. 144 for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to the estimated fair value which becomes the new cost basis for the impaired asset. This new cost basis will be net of any recorded impairment. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.

In 2004, because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, Andrea obtained the assistance of an independent appraiser to test for impairment. Management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $117,455 and $117,338 for the periods ended March 31, 2005 and 2004, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next nine years. Trademarks and patents are amortized on a straight-line basis over 17 years. The net value of Andrea’s core technology and patents and trademarks at March 31, 2005 is $3,862,434 and $366,562 respectively. The net value of Andrea’s core technology and patents and trademarks at December 31, 2004 was $3,972,790 and $372,556, respectively.

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid-in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 (the “2005 First Quarter”) compared to the three months ended March 31, 2004 (the “2004 First Quarter”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2005 First Quarter were approximately $1.2 million versus $1.6 million for the 2004 First Quarter. Net loss for the 2005 First Quarter was approximately $0.2 million, or $0.00 net loss applicable to common shareholders per share on a basic and diluted basis, versus net loss of approximately $1.8 million, or $0.05 net loss applicable to common shareholders per share on a basic and diluted basis for the 2004 First Quarter. During 2003 and 2004, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004 and another $1.25 million on June 4, 2004. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we have made tremendous strides in cutting our expenses. By assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not generate positive cash flows and our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill (written off in entirety) and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. In addition, during the three-month period ended March 31, 2004 we recorded a non-cash deemed dividend of approximately $0.5 million representing a prorata portion of the consideration given in connection with the Series C Preferred Stock’s Acknowledge and Waiver Agreement and a non-cash charge of approximately $0.8 million relating to the intrinsic value of the realization of a contingent beneficial conversion feature related to the Company’s initial issuance of the Series D Convertible Preferred Stock. As a result of all the above factors, we might continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to achieve profitable operations. To accomplish that we need to maintain/increase current revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. On February 20, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company, of which we received $1.25 million on February 23, 2004 and $1.25 million on June 4, 2004. In addition to these funds, we have made tremendous strides in cutting our expenses. By assigning our lease in Melville and entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. As a result, we believe that we now have sufficient liquidity to continue our operations at least through December 2005. As a result of our revised business strategies to reduce our expenses and capital expenditures, we believe that we will be able to generate sufficient cash flow from operations to meet our operating needs. Although we have made significant changes to reduce expenses, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 57,883,575 were outstanding as of May 13, 2005. The number of shares outstanding does not include an aggregate of 20,475,295 shares of common stock that are issuable. This number of issuable common shares is equal to 35% of the 57,883,575 outstanding shares. These issuable common shares are comprised of: a) 2,832,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 2,334,153 shares reserved for future grants under our 1998 Stock Plan; c) 4,836,010 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 5,314,288 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of May 13, 2005, we had 105.701477 shares of Series C Preferred Stock, 1,328,572 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 15,308,642 shares, which would represent 26% of the then outstanding shares of common stock.

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

During 2004, we conducted low volume assembly operations of our DSP Microphone and Audio Software Products at our facility in Israel. In the beginning of 2005, we closed our facility in Israel. The majority of our assembly operations are fulfilled by subcontractors (primarily in the Far East) using purchased components. Some specialized components for the Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products, such as microphones and digital signal processing boards, are available from a limited number of suppliers (in some cases foreign) and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases. If our subcontractors fail to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the quarter ended March 31, 2005 and 2004, net revenues to customers outside the United States accounted for approximately 4% and 18%, respectively, of our net revenues. International revenues and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended March 31, 2005 compared to Quarter ended March 31, 2004.

Net Revenues

Net Revenues for the 2005 First Quarter were $1,241,609, a decrease of 20% from net revenues of $1,559,647 for the 2004 First Quarter. Included in the 2004 First Quarter net revenues was $215,325 in Sales Return Recovery - Restructuring, representing a reversal of a restructuring accrual. This decrease in net revenues reflects a 20% decrease in net revenues of Andrea DSP Microphone and Audio Software Products to $591,193, or 48% of total net revenues and a 21% decrease in net revenues of Andrea Anti-Noise Products to $650,416, or 52% of total net revenues. The decrease in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to decreased product shipments to several of our OEM customers. Included in our Andrea DSP Microphone and Audio Software Products net revenues is $408,443 of licensing revenue recognized related to our agreements with Analog Devices. The unamortized portion of the same license agreements is recorded as deferred revenue as of March 31, 2005. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. The decrease in net revenues of Andrea Anti-Noise Headset Products is due to the $215,325 reversal of a restructuring accrual included in Sales return recovery – restructuring.

Cost of Revenues

Cost of revenues as a percentage of revenues for the 2005 First Quarter decreased to 37% from 44% for the 2004 First Quarter. This decrease primarily reflects the impact of the changes in the composition of our revenues as described under “Net Revenues” above, as well as a decrease in charges to reserves and write-offs involving slow moving and obsolete inventory as compared to the 2004 First Quarter.

Research and Development

Research and development expenses for the 2005 First Quarter decreased 49% to $204,324 from $399,467 for the 2004 First Quarter. This decrease is primarily due to the closure of our Israel facility and the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the company’s strategic focus being re-directed towards sales and marketing efforts. Notwithstanding this decline, the substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea Anti-Noise headset products. For the 2004 First Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $149,131, or 73% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $55,193, or 27% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 30% to $760,770 for the 2005 First Quarter from $1,080,360 for the 2004 First Quarter. This decrease is predominately related to transaction costs associated with restructuring the Series C Preferred Stock of approximately $314,124 in 2004, the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses, promotional costs, and amortization and depreciation expenses. As part of our overall effort to conserve cash, we intend to reduce where possible the relatively high levels of such expenses during fiscal of 2005.

Other (expense) income

Other expense for the 2005 First Quarter was $50,586 compared to other income of $78,822 for the 2004 First Quarter. This decrease in other income is the result of the loss in disposal of property and equipment in the 2005 First Quarter partially in conjunction with the termination of the transition agreement involved with the discontinued operations and decrease of the related rental income.

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

Net Loss

Net loss for 2005 First Quarter was $237,057 compared to a net loss of $533,487 for the 2004 First Quarter. The net loss for the 2004 First Quarter principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At March 31, 2005, we had cash and cash equivalents of $421,293 compared with $826,910 at December 31, 2004. The balance of cash and cash equivalents at March 31, 2005 is primarily a result of gross cash outflows from operations, partially offset by Andrea’s issuance and sale of $2,500,000 of its Series D Preferred Stock and warrants.

Working capital balance at March 31, 2005 was $869,470 compared to a working capital balance of $1,225,724 at December 31, 2004. The increase in working capital reflects a decline in total current assets of $633,308 coupled with a decrease in total current liabilities of $277,054. The decline in total current assets reflects a decrease in cash and cash equivalents of $405,617, an decrease in accounts receivable of $261,204, a decrease in inventory of $25,392, and an increase in prepaid expenses and other current assets of $58,905. The decline in total current liabilities reflects an increase in trade accounts payable of $243,461, a decrease of $112,072 in other current liabilities and a decrease of $408,443 in short-term deferred Revenue.

The increase in cash and cash equivalents of $405,617 reflects $413,512 of net cash used in operating activities and $7,895 of net cash provided by investing activities.

The cash used in operating activities of $413,512, excluding non-cash charges, is attributable to the $237,057 net loss from operations for the quarter ended March 31, 2005, a $261,353 decrease in accounts receivable, a $217,008 decrease in inventory, a $58,905 increase in prepaid expenses and other current assets, a $21,085 decrease in other assets, a $243,461 increase in accounts payable, a

$456,396 decrease in other current and long-term liabilities and a $408,443 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2005 as a result of our license agreements with Analog Devices, Inc. The changes in receivables, inventory, and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines. The change in other current and long term liabilities predominantly relates to the non-cash charges related to the reversal of deferred rent charges and the write off of certain property and equipment including leasehold improvements related to our operating lease in Melville, New York.

The cash provided by investing activities of $7,895 reflects a $9,000 payment received on the sale of property and equipment and patents and trademarks expenditures of $1,105 associated with intellectual property related to our Andrea DSP Microphone and Audio Software products.

We plan to continue to improve our cash flows during 2005 by continuing to implement reductions of administrative overhead expenses where necessary and feasible. The largest part of these reductions include assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions. Additionally we will be aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of May 13, 2005, Andrea has approximately $250,000 (unaudited) of cash and cash equivalents. During 2004, we utilized approximately $3.7 million in cash. We expect our cash utilization rate to decrease as a result of reductions of certain administrative, overhead and research and development expenses. As a result, we believe that we have sufficient liquidity available to continue in operation through at least March 2006. To the extent the Company does not generate sufficient cash flows from its operations in 2005, additional financing might be required. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2003, Christopher P. Sauvigne, former director, President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleges that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action seeks (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its claims pending final outcome of the action. A trial date of July 11, 2005 had been scheduled. On April 14, 2005, Andrea and Mr. Sauvigne entered into a settlement agreement and release (“Settlement Agreement”) settling the outstanding litigation between the parties. Pursuant to the Settlement Agreement, Mr. Sauvigne agreed to release and discharge the Company with respect to all of his claims asserted in the litigation. In addition, the Company agreed to release and discharge Mr. Sauvigne with respect to all of its counterclaims asserted in the litigation and to pay Mr. Sauvigne an amount of $73,000.

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

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name:	Douglas J. Andrea
Title:	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary
Date:	May 16, 2005

/S/ DOUGLAS J. ANDREA Douglas J. Andrea	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	May 16, 2005

/S/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	May 16, 2005