Form 10QSB
period 2005-06-30
ANDREA ELECTRONICS CORP
filed 2005-08-15
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to by filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2005, there are 57,883,575 common shares outstanding.

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
ASSETS

Current Assets
Cash and cash equivalents	$215,539	$826,910
Accounts receivable, net of allowance for doubtful accounts of $18,941 and $23,630, respectively	417,038	689,130
Inventories, net	883,797	915,905
Prepaid expenses and other current assets	110,769	322,367

Total current assets	1,627,143	2,754,312

Property and equipment, net	43,926	114,538
Intangible assets, net	4,115,038	4,345,346
Other assets, net	161,727	187,783

Total assets	$5,947,834	$7,401,979

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$256,536	$235,084
Deferred revenue	56,301	713,284
Short-term portion of capital lease	9,138	—
Other current liabilities	409,830	580,220

Total current liabilities	731,805	1,528,588

Capital lease	6,854	—
Other liabilities	—	344,324

Total liabilities	738,659	1,872,912

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 105.7 shares; liquidation value: $2,471,256	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,328,572; liquidation value: $1,328,572	13,286	13,286
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 57,883,575	578,836	578,836
Additional paid-in capital	76,241,536	76,241,536
Deferred stock compensation	—	(10,000)
Accumulated deficit	(71,624,484)	(71,294,592)

Total shareholders’ equity	5,209,175	5,529,067

Total liabilities and shareholders’ equity	$5,947,834	$7,401,979

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
Net Product revenues	$786,479	$872,567	$1,619,645	$1,800,219
License revenues	248,540	416,670	656,983	833,340

Revenues	1,035,019	1,289,237	2,276,628	2,633,559

Sales returns recovery – restructuring	—	—	—	215,325

Net revenues	1,035,019	1,289,237	2,276,628	2,848,884

Cost of revenues	411,970	586,458	874,956	1,278,587

Gross margin	623,049	702,779	1,401,672	1,570,297

Research and development expenses	166,879	365,303	371,203	764,770
General, administrative and selling expenses	548,801	787,592	1,309,571	1,867,952

Loss from operations	(92,631)	(450,116)	(279,102)	(1,062,425)

Other (expense) income
Interest (expense) income, net	(204)	1,138	2,049	2,488
Loss on disposal of property and equipment, net	—	—	(52,839)	—
Rent and miscellaneous income	—	33,491	—	110,963

Other (expense) income	(204)	34,629	(50,790)	113,451

Net loss	$(92,835)	$(415,487)	$(329,892)	$(948,974)

Basic and diluted loss per share:

Numerator for loss per share:
Net loss	$(92,835)	$(415,487)	$(329,892)	$(948,974)
Series C Redeemable Convertible Preferred Stock dividends	—	—	—	45,518
Series C Convertible Preferred Stock deemed dividend	—	—	—	469,465
Series D Convertible Preferred Stock beneficial conversion feature	—	—	—	753,012

Net loss attributable to common shareholders – basic and diluted	$(92,835)	$(415,487)	$(329,892)	$(2,216,969)

Denominator for loss per share:
Basic and diluted weighted average shares	57,883,575	48,003,703	57,883,575	41,505,896

Basic and diluted net loss attributable to common shareholders per share	$(.00)	$(.01)	$(.01)	$(.05)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2005	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,241,536	$(10,000)	$(71,294,592)	$5,529,067
Amortization of Deferred Stock compensation	—	—	—	—	—	—	—	10,000	—	10,000
Net loss	—	—	—	—	—	—	—	—	(329,892)	(329,892)

Balance, June 30, 2005	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,241,536	$—	$(71,624,484)	$5,209,175

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(329,892)	$(948,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,752	298,003
Non-cash stock compensation expense	10,000	7,673
Provision for bad debt	(4,689)	(31,908)
Inventory reserve	(192,977)	43,337
Loss on disposal of property and equipment, net	52,839	—
Expense related to Common Stock Warrant issued in connection with the Series C Preferred Stock	—	62,221
Change in:
Accounts receivable	276,781	120,800
Inventories	225,085	201,743
Prepaid expenses and other current assets	211,598	(397,019)
Other assets, net	26,056	6,183
Trade accounts payable	21,452	105,178
Accrued restructuring charges	—	(238,391)
Deferred revenue	(656,983)	(833,340)
Other current and long term liabilities	(514,714)	(107,069)

Net cash used in operating activities	(611,692)	(1,711,563)

Cash flows from investing activities:
Purchase of short-term investments	—	(600,000)
Principal payments received on note receivable from sale of Aircraft Communications Products Division	—	354,986
Proceeds from sale of property and equipment	9,000	—
Purchases of property and equipment	(1,744)	(6,540)
Patents and trademarks	(4,650)	(3,322)

Net cash provided by (used in) investing activities	2,606	(254,876)

Cash flows from financing activities:
Issuance of Common Stock	—	25
Payment of capital lease	(2,285)	—
Net proceeds from the issuance of the Series D Convertible Preferred Stock	—	2,027,704
Payment of debt obligations	—	(10,244)

Net cash (used in) provided by financing activities	(2,285)	2,017,485

Net (decrease) increase in cash and cash equivalents	(611,371)	51,046

Cash and cash equivalents, beginning of period	826,910	1,725,041

Cash and cash equivalents, end of period	$215,539	$1,776,087

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equipment acquired in exchange for a capital lease	$18,277	$—

Deemed dividend attributable to Series C Convertible Preferred Stock	$—	$469,465

Beneficial conversion charge attributable to Series D Convertible Preferred Stock	$—	$753,012

Conversion of Series C Redeemable Convertible Preferred Stock into common stock	$—	$636,004

Conversion of Series C Convertible Preferred Stock into common stock	$—	$621,769

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

Management’s Liquidity Plans - As of June 30, 2005, Andrea had working capital of $895,338 and cash and cash equivalents of $215,539. Andrea incurred a loss from continuing operations of $92,631 and $279,102 for the quarter and first half ended June 30, 2005. Andrea plans to continue to improve its cash flows during 2005 by continuing to implement reductions of administrative overhead expenses where feasible as well as placing heightened emphasis on its sales and marketing efforts.

As of August 10, 2005, Andrea has approximately $300,000 (unaudited) of cash. While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction and further diversification of its business. In the first quarter of 2005, Andrea has made significant changes in its facilities (See Note 6). By Andrea assigning its lease in Melville and entering into a new lease in Bohemia, the closing of its facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea reduced its annual cash expenses by approximately $1.1 million. Although the Company is improving cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. These matters raise substantial doubt about Andrea’s ability to continue as a going concern. As such, the second quarter condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should Andrea be unable to continue as a going concern.

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

Among other things, estimates are used in accounting for allowances for doubtful accounts, inventory obsolescence, restructuring reserves, product warranties, depreciation, deferred income taxes, expected realizable values for assets (primarily goodwill and intangible assets), contingencies, revenue recognition as well as the recording and presentation of convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

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

Total potential common shares as of June 30, 2005:

Options to purchase common stock	2,760,000
Series C Convertible Preferred Stock and related accrued dividends	4,836,010
Series D Convertible Preferred Stock and related Warrants (Note 4)	10,472,632

Total potential common shares as of June 30, 2005	18,068,642

Stock-Based Compensation - At June 30, 2005, Andrea has two stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R eliminates the alternative to use Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing model’s adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123R will have no effect on the Company’s cash flows or financial position, but will have an adverse impact on results of operations.

The effect of expensing stock options on the Company’s results of operations using the Black-Scholes option-pricing model is presented in the following pro forma table:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss attributable to common shareholders as reported	$(92,835)	$(415,487)	$(329,892)	$(2,216,969)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	9,349	40,896	18,698	66,259

Pro forma net loss attributable to common shareholders	$(102,184)	$(456,383)	$(348,590)	$(2,283,228)

Basic and diluted net loss attributable to common shareholders per share as reported	$(.00)	$(.01)	$(.01)	$(.05)

Basic and diluted pro forma net loss attributable to common shareholders per share	$(.00)	$(.01)	$(.01)	$(.05)

There were no stock options granted during the three or six-month periods ended June 30, 2005. There were 475,000 stock options granted during the three and six-month periods ended June 30, 2004.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three and six-month periods ended June 30, 2004:

June 30, 2004
Expected life in years	4
Risk-free interest rates	3.73%
Volatility	218%
Dividend yield	0%

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at June 30, 2005 and 2004.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 27% and 38% of the total net revenues for the three months ended June 30, 2005 and 2004, respectively and accounted for 18% and 10% of total accounts receivable at June 30, 2005 and 2004, respectively. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 34% and 36% of the total net revenues for the six months ended June 30, 2005 and 2004, respectively. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 11% and 0% of the total sales for the three months ended June 30 2005 and 2004, respectively, and accounted for 16% of total accounts receivable at June 30, 2005.

Andrea purchased a substantial portion of its finished goods from one supplier. Purchases from this supplier amounted to 87% and 64% of total purchases for the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, purchases from this supplier amounted to 70% and 63%, respectively, of total purchases. At June 30, 2005 and 2004, the amount due to this supplier included in accounts payable were $0 and $230,257, respectively.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	June 30, 2005	December 31, 2004
Raw materials	$159,553	$416,894
Work-in-process	4,755	17,224
Finished goods	1,329,023	1,284,298

	1,493,331	1,718,416

Less: reserve for obsolescence	(609,534)	(802,511)

	$883,797	$915,905

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

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended June 30, 2005 and 2004, amortization expense was $117,504 and $117,355, respectively. For the six-month periods ended June 30, 2005 and 2004, amortization expense was $234,958 and $234,692, respectively.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations,” which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for the Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changed and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In June 2005, the EIFT reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF –5-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 3. Series C Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2003, there were 677.187593 shares of Series C Preferred Stock outstanding, which was recorded net of the unaccreted present value of the transaction costs of $79,273. Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum was convertible into Common Stock at a conversion price of $0.30. This conversion price was subject to change based on various events, including the announcement of a major transaction or upon certain triggering events. In addition, upon announcement of a major transaction or upon certain triggering events, as defined, the investors had the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a defined redemption price. If Andrea were unable to effect such redemption, the Company would be subject to additional penalties. Due to these redemption features, the Series C Preferred Stock was presented outside of shareholders’ equity (deficit) in the condensed consolidated balance sheets at December 31, 2003.

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

As of June 30, 2005, there were 105.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,836,010 shares of Common Stock and accrued dividends of $176,652.

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

In accordance with EITF Issue 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” Andrea recorded a non-cash beneficial conversion charge of $753,012 to its accumulated deficit in the first quarter of 2004, related to the first tranche of the Series D Preferred Stock. The non-cash beneficial conversion charge measures the difference between the relative fair value of the Series D Preferred Stock and the fair market value of the shares of Andrea’s common stock issuable pursuant to the conversion terms on the date of issuance. This charge represents the maximum charge under this standard for this issuance. There was no beneficial conversion feature associated with the second tranche of Series D Preferred Stock.

As of June 30, 2005, there were 1,328,572 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,472,632 shares of Common Stock.

Note 5. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as current deferred revenue in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million, which started to be recognized in the third quarter of 2002. During the three months ended June 30, 2005 and June 30, 2004, $248,540 and $416,670, respectively of license revenues was recognized in the accompanying condensed consolidated statement of operations. During the six months ended June 30, 2005 and 2004, $656,983 and $833,340, respectively of license revenues was recognized in the accompanying condensed consolidated statement of operations.

In November 2004, Andrea entered into a license agreement with Analog Devices to integrate its EchoStop technology with Analog’s audio codec products for one of Analog Devices’ customers (“EchoStop Licensed Products”). In consideration for this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. If at the end of the first year of the agreement royalty payments are less than $100,000, Analog will pay Andrea the difference between $100,000 and the royalties paid to Andrea based on the number of EchoStop Licensed Products shipped during the first year of the agreement. During the three and six-month periods ending June 30, 2005, Andrea has recognized $25,000 of revenues under this agreement.

In November 2004, Andrea entered into a license agreement with Analog Devices to integrate its VoiceCenter technology with one of Analog’s audio codec products for one of Analog Devices’ customers (“VoiceCenter Licensed Product”). In consideration for this license Analog will pay Andrea a royalty for each VoiceCenter Licensed Product shipped. During the three and six-month periods ending June 30, 2005, Andrea has recognized $5,468 of revenues under this agreement.

Note 6. Commitments And Contingencies

Leases

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its existing corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Andrea recorded a non-cash reversal of $330,807 related to deferred rent charges, a non-cash charge of $33,281 related to the write off of certain property and equipment including leasehold improvements related to this operating lease and a cash charge of $219,224 lease termination costs. Rent expense under this operating lease was $0 and $153,420 for the three and six-month periods ended June 30, 2005, respectively, and was $153,420 and $306,840 for the three and six-month periods ended June 30, 2004, respectively.

Additionally, in March 2005, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in October 2008. Rent expense under this operating lease for the three and six-month periods ended June 30, 2005 was $19,294. As of June 30, 2005, the minimum lease payments under this lease and all non-cancelable operating leases are as follows:

Period ending December 31,	Amount
2005 (July to December 31)	$47,086
2006	95,909
2007	92,244
2008	90,374
2009	89,557
Thereafter	29,171

Total	$444,341

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renews for one additional one-year term and expires June 2006. Pursuant to his employment agreement, Mr. Andrea receives an annual base salary of $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, a minimum annual prorated bonus of $50,000 and an annual stock grant of 250,000 options. Mr. Andrea is also be entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. Mr. Andrea agreed to postpone payment of his $50,000 bonus for the period ending December 31, 2004. At June 30, 2005, the future minimum cash commitments under this agreement aggregate $388,542 (including Mr. Andrea’s 2004 bonus), of which $75,000 and $50,000 is included in other liabilities at June 30, 2005 and December 31, 2004, respectively.

On August 4, 2005, in accordance with his employment agreement, Mr. Andrea was granted 250,000 stock options. This grant provides for six month vesting period, an exercise price of $0.04, which was fair market value at the date of grant, and a term of 10 years.

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

The Release Agreement, dated January 25, 2005, between the Company and Mr. Donofrio provides for the following terms:

•	Termination of Mr. Donofrio’s existing employment agreement with the Company effective January 25, 2005;

•	Payment to Mr. Donofrio of a $50,000 lump sum payment on February 11, 2005;

•	Payment to Mr. Donofrio of $30,000 to be paid over a six month period ($5,000 per month) with a final $2,500 payment to be contingent upon receipt by the Company from Mr. Donofrio at the end of the six month period of an additional release agreement;

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, former director and President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleged that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action sought (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs.

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

On November 7, 2003, Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against Radha Soami Society Beas-America, current owner of the Company’s former building in Long Island City, seeking release of funds held in a post Closing Escrow and Indemnification Agreement of approximately $220,000, including accrued interest, which is included in other assets, net, related to the sale of such premises. The defendant has filed opposing documents against the escrowed amount. Currently, the Company has filed an application with the Court for a determination of the parties’ rights under the escrow agreement. Additionally, the two parties are attempting to settle the suit outside of court.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended June 30, 2005 and 2004:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net revenues from external customers	$445,059	$589,960	$1,035,019
Loss from operations	(78,791)	(13,840)	(92,631)
Depreciation and amortization	119,422	8,522	127,944
Assets	4,825,984	1,121,850	5,947,834
Total long lived assets	179,286	3,979,678	4,158,964

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$663,399	$625,838	$1,289,237
Loss from operations	(244,225)	(205,891)	(450,116)
Depreciation and amortization	131,972	16,260	148,232
Assets	6,550,920	2,981,023	9,531,943
Total long lived assets	246,180	4,490,491	4,736,671

The following represents selected condensed consolidated financial information for Andrea’s segments for the six-month periods ended June 30, 2005 and 2004:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net revenues from external customers	$1,036,252	$1,240,376	$2,276,628
Loss from operations	(184,358)	(94,744)	(279,102)
Depreciation and amortization	241,825	21,927	263,752

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$1,397,926	$1,450,958	$2,848,884
Sales returns recovery – restructuring	—	215,325	215,325
Loss from operations	(654,861)	(407,564)	(1,062,425)
Depreciation and amortization	264,814	33,189	298,003

Management assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2005 and 2004, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2005	June 30, 2004
Net revenues:
United States	$983,747	$1,220,071
Foreign(*)	51,272	69,166

	$1,035,019	$1,289,237

Accounts receivable:
United States	$404,352	$519,204
Foreign(*)	12,686	3,326

	$417,038	$522,530

*	Net revenue to any one foreign county did not exceed 10% of total revenues for the three-month periods ended June 30, 2005 and 2004.

For the six-month periods ended June 30, 2005 and 2004, by geographic area, net revenues are as follows:

Geographic Data	June 30, 2005	June 30, 2004
Net revenues:
United States	$2,173,208	$2,497,181
Foreign(♦)	103,420	351,703

	$2,276,628	$2,848,884

♦	Net revenue to any one foreign county did not exceed 10% of total revenues for the six-month periods ended June 30, 2005 and 2004.

Note 8. Option Grants to Directors, Officers and Employees

On August 10, 2005, the Board of Directors granted 600,000 stock options to the Chairman of the Board, President and Chief Executive Officer, 250,000 stock options to the Vice President and Chief Financial Officer, 815,000 stock options to employees of the Company, 300,000 stock options to outside directors and 120,000 stock options to an outside consultant. Each option grant provides for a three month vesting period, an exercise price of $0.05, which was fair market value at the date of grant, and a term of 10 years. The Company will recognize $6,000 in compensation expense related to the stock option grant to the outside consultant.

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

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, we recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 5 of our condensed consolidated financial statements, for example). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At June 30, 2005 and December 31, 2004, our allowance for doubtful accounts was $18,941 and $23,630, respectively.

Inventories – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of $883,797 and $915,905 at June 30, 2005 and December 31, 2004 are net of reserves of $609,534 and $802,511, respectively. It is possible that additional charges to inventory may be recorded in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”- we account for our long-lived assets in accordance with SFAS No. 144 for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Our policy is to review the value assigned to our long lived assets to determine if they have been permanently impaired by adverse conditions which may affect the company whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we identify a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to the estimated fair value which becomes the new cost basis for the impaired asset. This new cost basis will be net of any recorded impairment. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.

In 2004, because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, we obtained the assistance of an independent appraiser to test for impairment. Management compared the sum of the company’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, we could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $117,504 and $117,355 for the three-month periods ended June 30, 2005 and 2004, respectively. Amortization expense was $234,958 and $234,692 for the six-month periods ended June 30, 2005 and 2004, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next nine years. Trademarks and patents are amortized on a straight-line basis over 17 years. The net value of our core technology and patents and trademarks at June 30, 2005 is $3,752,079 and $362,959 respectively. The net value of our core technology and patents and trademarks at December 31, 2004 was $3,972,790 and $372,556, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2005 (the “2005 Second Quarter”) compared to the three months ended June 30, 2004 (the “2004 Second Quarter”) and for the six months ended June 30, 2005 (the “2005 First Half”) compared to the six months ended June 30, 2004 (the “2004 First Half”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2005 Second Quarter were approximately $1.0 million versus approximately $1.3 million for the 2004 Second Quarter. Net loss applicable to common shareholders for the 2005 Second Quarter was approximately $0.1 million, or $.00 per share on a basic and diluted basis, versus net income applicable to common shareholders of approximately $0.4 million, or $.01 per share on a basic and diluted basis for the 2004 Second Quarter. Our revenues for the 2005 First Half were approximately $2.3 million versus $2.8 million for the 2004 First Half. Net loss applicable to common shareholders for the 2005 First Half was approximately $0.3 million, or $.01 per share on a basic and diluted basis, versus net income applicable to common shareholders of approximately $2.2 million, or $.05 per share on a basic and diluted basis for the 2004 First Half. During 2004, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, we received $1.25 million on February 23, 2004 and another $1.25 million on June 4, 2004. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we have made tremendous strides in cutting our expenses. By assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not generate positive cash flows and our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill (written off in entirety) and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. In addition, during the three-month period ended March 31, 2004 we recorded a non-cash deemed dividend of approximately $0.5 million representing a prorata portion of the consideration given in connection with the Series C Preferred Stock’s Acknowledge and Waiver Agreement and a non-cash charge of approximately $0.8 million relating to the intrinsic value of the realization of a contingent beneficial conversion feature related to the Company’s initial issuance of the Series D Convertible Preferred Stock. As a result of all the above factors, we might continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to achieve profitable operations. To accomplish that we need to maintain/increase current revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. On February 20, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company, of which we received $1.25 million on February 23, 2004 and $1.25 million on June 4, 2004. In addition to these funds, we have made tremendous strides in cutting our expenses. By assigning our lease in Melville and entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. As a result, we believe that we now have sufficient liquidity to continue our operations at least through June 2006, provided our revenues do not decline and our operating expenses do not increase. Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.

If we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or fail to obtain additional financing through a capital transaction or other type of funding, we may be unable to continue as a going concern.

As of August 10, 2005, we had approximately $300,000 of cash. While we continue to explore opportunities to increase sales in new business areas, we are also examining additional opportunities for cost reductions and further diversification of our business. In the first quarter of 2005, we made significant changes in our facilities. By assigning our lease in Melville and entering into a new lease in Bohemia, the closing of our facility in Israel, the movement of our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, to the extent that our revenues decline or remain flat, additional liquidity might be required. Accordingly, if we fail to develop additional revenues from sales of our products to generate adequate funding from operations, or if we fail to obtain additional financing through a capital transaction or other type of financing, we will be required to continue to reduce our operating expenses and/or operations or we may have to relinquish our products, technologies or markets which could have a materially adverse effect on revenue and operations. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. These matters raise substantial doubt about our ability to continue as a going concern. As such, the second quarter condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 57,883,575 were outstanding as of August 10, 2005. The number of shares outstanding does not include an aggregate of 20,460,295 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 35% of the 57,883,575 outstanding shares. These issuable common shares are comprised of: a) 5,045,000 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 106,653 shares reserved for future grants under our 1998 Stock Plan; c) 4,836,010 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 5,314,288 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of August 10, 2005, we had 105.701477 shares of Series C Preferred Stock, 1,328,572 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 15,308,642 shares, which would represent 26% of the then outstanding shares of common stock.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three-month period ended June 30, 2005, and 2004, net revenues to customers outside the United States accounted for approximately 5% of our net revenues from continuing operations. For the six-month period ended June 30, 2005, and 2004, net revenues to customers outside the United States accounted for approximately 5% and 12%, respectively, of our net revenues from continuing operations. International revenues and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended June 30, 2005 compared to Quarter ended June 30, 2004 and Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004.

Net Revenues

Net Revenues for the 2005 Second Quarter, were $1,035,019, a decrease of 20% from sales of $1,289,237 for the 2004 Second Quarter. Net Revenues for the 2005 Second Half were $2,276,628, a decrease of 20% from the 2004 Second Half net revenues of $2,848,884. Included in the 2004 First Half net revenues was $215,325 in Sales returns recovery - restructuring, representing a reversal of a restructuring accrual. The decrease in net revenues for the 2005 Second Quarter reflects a decrease of 6% in net revenues of Andrea Anti-Noise Products, to $589,960, or 57% of net revenues and a 33% decrease in net revenues of Andrea DSP Microphone and Software Products to $445,059, or 43% of total net revenues. The decrease in net revenues for the 2005 First Half reflects a decrease of 26% in net revenues of Andrea DSP Microphone and Software Products to $1,036,052, or 46% of net revenues and a 15% decrease in net revenues of Andrea Anti-Noise Products to $1,240,376, or 54% of net revenues. The quarterly and half year decreases in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to the revenue recognized related to our agreements with Analog Devices as well as decreased product shipments to one of our OEM customers in the 2005 First Quarter and 2005 First Half. Licensing revenue recognized related to our agreements with Analog Devices was $248,540 and $416,670 for the 2005 and 2004 Second Quarter, respectively and $656,983 and $833,340 for the 2005 and 2004 First Half, respectively. The unamortized portion of the same license agreements is recorded as current deferred revenue of $56,301 as of June 30, 2005. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. The year to date decrease in net revenues of Andrea Anti-Noise Headset Products is due to the $215,325 reversal of a restructuring accrual included in Sales returns recovery – restructuring.

Cost of Revenues

Cost of revenues as a percentage of sales for the 2005 Second Quarter decreased to 40% from 45% for the 2004 Second Quarter. Cost of revenues as a percentage of sales for the 2004 Second Half decreased to 38% from 45% for the 2004 Second Half. These decreases primarily reflect the impact of the changes in the composition of our revenues as described under “Net Revenues” above as well as decreases in charges to reserves and write-offs involving slow moving and obsolete inventory as compared to the 2004 First Quarter and First Half.

Research and Development

Research and development expenses for the 2005 Second Quarter decreased 54% to $166,879 from $365,303 for the 2004 Second Quarter. Research and development expenses for the 2005 First Half were $371,203, a decrease of 51% from the 2004 First Half research and development expenses of $764,770. These decreases are primarily due to the closure of our Israel facility and the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the company’s strategic focus being re-directed towards sales and marketing efforts. For the 2005 Second Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $127,639, or 76% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $39,240, or 24% of total research and development expenses. For the 2005 First Half, the Andrea DSP Microphone and Audio Software Technology efforts were $276,770, or 75% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $94,433, or 25% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to continue to reduce, where possible, the relatively high levels of such expenses during fiscal 2005.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 30% to $548,801 for the 2005 Second Quarter from $787,592 for the 2004 Second Quarter. General, administrative and selling expenses for the 2005 First Half were $1,309,571, a decrease of 30% from the 2004 First Half general, administrative and selling expenses of $1,867,952. The quarter to quarter decrease is primarily related to the decrease in operating costs as a result of our new lease. The half year decrease is a result of these same reductions in operating costs as well as the transaction costs associated with restructuring the Series C Preferred Stock of approximately $314,124 in 2004, the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses, promotional costs, and amortization and depreciation expenses. As part of our overall effort to conserve cash, we intend to reduce where possible expenses during fiscal of 2005.

Other (expense) income

Other (expense) income for the 2005 Second Quarter was ($204) compared to $34,629 for the 2004 Second Quarter. Other (expense) income for the 2005 First Half was ($50,790) compared to $113,451 for the 2004 Second Half. The quarter to quarter decrease is primarily the result of the termination of the transition agreement involved with the discontinued operations and decrease of the related rental income as well as the decrease in interest earned due to lower cash balances. The year to date decrease is comprised of the termination of the transition agreement involved with the discontinued operations in rental income and the disposal of certain fixed assets in the first quarter of 2005.

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

Net Loss

Net loss for 2005 Second Quarter was $92,835 compared to net loss of $415,487 for the 2004 Second Quarter. Net loss for the 2005 First Half was $329,892 compared to net loss of $948,974 for the 2004 First Half. The net loss for 2005 Second Quarter and 2005 First Half principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At June 30, 2005, we had cash and cash equivalents of $215,539 compared with $826,910 at December 31, 2004. The balance of cash and cash equivalents at June 30, 2005 is primarily a result of our issuance and sale of $2,500,000 of our Series D Preferred Stock and Warrants, partially offset by gross cash outflows from operations.

Working capital balance at June 30, 2005 was $895,338 compared to a working capital balance of $1,225,724 at December 31, 2004. The decrease in working capital reflects a decrease in total current assets of $1,127,169 and a decrease in total current liabilities of $796,783. The decrease in total current assets reflects a decrease in cash and cash equivalents of $611,371, a decrease in accounts receivable of $272,092, a decrease in inventory of $32,108 and a decrease in prepaid expenses and other current assets of $211,598. The decline in total current liabilities reflects a increase in trade accounts payable of $21,452, an increase in current portion of long-term capital lease of $9,138, a decrease of $656,983 in short-term deferred revenue and a decrease of $170,390 in other current liabilities.

The decrease in cash and cash equivalents of $611,371 reflects $611,692 of net cash used in operating activities, $2,606 of net cash provided by investing activities and $2,285 of net cash used in financing activities.

The cash used in operating activities of $611,692, excluding non-cash charges, is primarily attributable to the $329,892 net loss for the period ended June 30, 2005, a $276,781 decrease in accounts receivable, a $225,085 decrease in inventory, a $211,598 decrease in prepaid expenses and other current assets, a $26,056 decrease in other assets, a $21,452 increase in accounts payable, a $514,714 decrease in other current and long-term liabilities, and a $656,983 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2004 as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash provided by investing activities of $2,606 reflects a $1,744 equipment purchase associated with our move to our new location, a $9,000 payment received on the sale of property and equipment, and patents and trademarks expenditures of $4,650 associated with intellectual property related to our Andrea DSP Microphone and Audio Software products. The slight increases in property and equipment and patents and trademarks reflects modest capital expenditures associated with dies for our Andrea Anti Noise Headset business line and intellectual property related to our Andrea DSP Microphone and Audio Software products, respectively.

The net cash used in financing activities of $2,285 reflects payment related to the execution of a capital lease utilized to purchase new equipment in the amount of $18,277.

Although, we have improved our cash flows during 2005 by assigning our lease in Melville, entering into our new lease in Bohemia, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, we continue to look for additional cost savings opportunities. Additionally we will be aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of August 10, 2005, Andrea has approximately $300,000 (unaudited) of cash and cash equivalents. During 2004, we utilized approximately $3.7 million in cash. We expect our cash utilization rate to decrease as a result of reductions of certain administrative, overhead and research and development expenses. As a result, we believe that we have sufficient liquidity available to continue in operation through at least June 2006. To the extent that we do not generate sufficient cash flows from our operations in 2005, additional financing might be required. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all. These matters raise substantial doubt about our ability to continue as a going concern. As such, the second quarter condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2003, Christopher P. Sauvigne, former director, President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleged that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action sought (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On December 8, 2003, Mr. Sauvigne filed an application for an allowance of litigation expenses in advance of and during the pendency of the Action with the Supreme Court of the State of New York, County of Nassau. On January 8, 2004, Andrea filed opposition papers in response to Mr. Sauvigne’s application for advance fees and expenses. On March 2, 2004, the Judge ordered that Andrea place in escrow an amount equal to its own legal fees incurred in prosecution of its claims pending final outcome of the action. A trial date of July 11, 2005 had been scheduled. On April 14, 2005, Andrea and Mr. Sauvigne entered into a settlement agreement and release (“Settlement Agreement”) settling the outstanding litigation between the parties. Pursuant to the Settlement Agreement, Mr. Sauvigne agreed to release and discharge the Company with respect to all of his claims asserted in the litigation. In addition, the Company agreed to release and discharge Mr. Sauvigne with respect to all of its counterclaims asserted in the litigation and to pay Mr. Sauvigne an amount of $73,000.

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

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Forward-Looking Statements—An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition” and Note 6 to the unaudited condensed consolidated financial statements in this quarterly report for a discussion of the legal proceedings of Andrea.

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

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name:	Douglas J. Andrea
Title:	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date:	August 15, 2005

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	August 15, 2005
Douglas J. Andrea

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	August 15, 2005