Form 10QSB
period 2005-09-30
ANDREA ELECTRONICS CORP
filed 2005-11-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to by filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2005, there are 58,283,575 common shares outstanding.

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004 (audited)
ASSETS

Current Assets
Cash and cash equivalents	$416,879	$826,910
Accounts receivable, net of allowance for doubtful accounts of $19,223 and $23,630, respectively	367,268	689,130
Inventories, net	801,711	915,905
Prepaid expenses and other current assets	228,762	322,367

Total current assets	1,814,620	2,754,312

Property and equipment, net	34,447	114,538
Intangible assets, net	4,000,560	4,345,346
Other assets, net	161,727	187,783

Total assets	$6,011,354	$7,401,979

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$403,229	$235,084
Deferred revenue	—	713,284
Short-term portion of capital lease	9,138	—
Other current liabilities	465,402	580,220

Total current liabilities	877,769	1,528,588

Capital lease	4,569	—
Other liabilities	—	344,324

Total liabilities	882,338	1,872,912

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 105.7 shares; liquidation value: $2,471,256	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,328,572; liquidation value: $1,328,572	13,286	13,286
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 57,883,575	578,836	578,836
Additional paid-in capital	76,247,536	76,241,536
Deferred stock compensation	(3,000)	(10,000)
Accumulated deficit	(71,707,643)	(71,294,592)

Total shareholders’ equity	5,129,016	5,529,067

Total liabilities and shareholders’ equity	$6,011,354	$7,401,979

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
Net Product revenues	$843,207	$886,991	$2,462,852	$2,687,210
License revenues	56,301	416,670	713,284	1,250,010

Revenues	899,508	1,303,661	3,176,136	3,937,220
Sales returns recovery – restructuring	—	—	—	215,325

Net revenues	899,508	1,303,661	3,176,136	4,152,545
Cost of revenues	383,122	554,090	1,258,078	1,832,677

Gross margin	516,386	749,571	1,918,058	2,319,868
Research and development expenses	133,151	321,083	504,354	1,085,853

General, administrative and selling expenses	465,776	756,780	1,775,347	2,624,732

Loss from operations	(82,541)	(328,292)	(361,643)	(1,390,717)

Other (expense) income
Interest (expense) income, net	—	(2,527)	2,049	(39)
Loss on disposal of property and equipment, net	—	(2,226)	(52,839)	(2,226)
Rent and miscellaneous (expense) income	(618)	(310)	(618)	110,653

Other (expense) income	(618)	(5,063)	(51,408)	108,388

Net loss	$(83,159)	$(333,355)	$(413,051)	$(1,282,329)

Basic and diluted loss per share:

Numerator for loss per share:
Net loss	$(83,159)	$(333,355)	$(413,051)	$(1,282,329)
Series C Redeemable Convertible Preferred Stock dividends	—	—	—	45,518
Series C Convertible Preferred Stock deemed dividend	—	—	—	469,465
Series D Convertible Preferred Stock beneficial conversion feature	—	—	—	753,012

Net loss attributable to common shareholders – basic and diluted	$(83,159)	$(333,355)	$(413,051)	$(2,550,324)

Denominator for loss per share:
Basic and diluted weighted average shares	57,883,575	52,231,554	57,883,575	45,107,212

Basic and diluted net loss attributable to common shareholders per share	$(.00)	$(.01)	$(.01)	$(.06)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2005	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,241,536	$(10,000)	$(71,294,592)	$5,529,067
Amortization of deferred Stock compensation	—	—	—	—	—	—	—	13,000	—	13,000
Stock option grant to outside consultant	—	—	—	—	—	—	6,000	(6,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(413,051)	(413,051)

Balance, September 30, 2005	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,247,536	$(3,000)	$(71,707,643)	$5,129,016

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(413,051)	$(1,282,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	390,839	442,794
Non-cash stock compensation expense	13,000	15,173
Provision for bad debt	(4,407)	(32,991)
Inventory reserve	(217,386)	20,576
Loss on disposal of property and equipment, net	52,839	2,226
Expense related to Common Stock Warrant issued in connection with the Series C Preferred Stock	—	62,221

Change in:
Accounts receivable	326,269	198,763
Inventories	331,580	113,604
Prepaid expenses and other current assets	93,605	(351,557)
Other assets, net	26,056	9,412
Trade accounts payable	168,145	(335,443)
Accrued restructuring charges	—	(238,391)
Deferred revenue	(713,284)	(1,225,010)
Other current and long term liabilities	(459,142)	(93,425)

Net cash used in operating activities	(404,937)	(2,694,377)

Cash flows from investing activities:
Purchase of short-term investments	—	(600,000)
Principal payments received on note receivable from sale of Aircraft Communications Products Division	—	354,986
Proceeds from sale of property and equipment	9,000	—
Purchases of property and equipment	(1,744)	(13,040)
Patents and trademarks	(7,781)	(8,335)

Net cash used in investing activities	(525)	(266,389)

Cash flows from financing activities:
Issuance of Common Stock	—	25
Payment of capital lease	(4,569)	—
Net proceeds from the issuance of the Series D Convertible Preferred Stock	—	2,012,392
Payment of debt obligations	—	(15,366)

Net cash (used in) provided by financing activities	(4,569)	1,997,051

Net decrease in cash and cash equivalents	(410,031)	(963,715)
Cash and cash equivalents, beginning of period	826,910	1,725,041

Cash and cash equivalents, end of period	$416,879	$761,326

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equipment acquired in exchange for a capital lease	$18,277	$—

Deemed dividend attributable to Series C Convertible Preferred Stock	$—	$469,465

Beneficial conversion charge attributable to Series D Convertible Preferred Stock	$—	$753,012

Conversion of Series C Redeemable Convertible Preferred Stock into common stock	$—	$636,004

Conversion of Series C Convertible Preferred Stock into common stock	$—	$731,011

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

Management’s Liquidity Plans - As of September 30, 2005, Andrea had working capital of $936,851 and cash and cash equivalents of $416,879. Andrea incurred a loss from continuing operations of $82,541 and $361,643 for the quarter and First Nine Months ended September 30, 2005. Andrea plans to continue to improve its cash flows during 2005 by continuing to implement reductions of administrative overhead expenses where feasible as well as placing heightened emphasis on its sales and marketing efforts.

As of November 8, 2005, Andrea has approximately $320,000 (unaudited) of cash. While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction and further diversification of its business. In the first quarter of 2005, Andrea made significant changes in its facilities (See Note 6). By Andrea assigning its lease in Melville, New York, and entering into a new lease in Bohemia, New York, the closing of its facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea reduced its annual cash expenses by approximately $1.1 million. Although the Company is improving cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

Among other things, estimates are used in accounting for allowances for doubtful accounts, inventory obsolescence, restructuring reserves, product warranties, depreciation, deferred income taxes, expected realizable values for assets (primarily goodwill and intangible assets), contingencies, revenue recognition as well as the recording and presentation of convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the unaudited condensed consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

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

Total potential common shares as of September 30, 2005:
Options to purchase common stock	5,082,500
Series C Convertible Preferred Stock and related accrued dividends	4,836,010
Series D Convertible Preferred Stock and related Warrants (Note 4)	10,472,632

Total potential common shares as of September 30, 2005	20,391,142

Stock-Based Compensation - At September 30, 2005, Andrea has two stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” No compensation expense has been recognized for options granted to employees, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123R will have no effect on the Company’s cash flows or financial position, but will have an adverse impact on results of operations.

The effect of expensing stock options on the Company’s results of operations using the Black-Scholes option-pricing model is presented in the following pro forma table:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net loss attributable to common shareholders as reported	$(83,159)	$(333,355)	$(413,051)	$(2,550,324)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	91,849	76,184	110,547	139,770

Pro forma net loss attributable to common shareholders	$(175,008)	$(409,539)	$(523,598)	$(2,690,094)

Basic and diluted net loss attributable to common shareholders per share as reported	$(.00)	$(.01)	$(.01)	$(.06)

Basic and diluted pro forma net loss attributable to common shareholders per share	$(.00)	$(.01)	$(.01)	$(.06)

There were 2,335,000 and 550,000 stock options granted during the three-month periods ended September 30, 2005 and 2004, respectively. There were 2,335,000 and 1,025,000 stock options granted during the nine-month periods ended September 30, 2005 and 2004, respectively.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three-month periods ended September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004
Expected life in years	5	4
Risk-free interest rates	4.16%	3.36%
Volatility	222%	229%
Dividend yield	0%	0%

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine-month periods ended September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004
Expected life in years	5	4
Risk-free interest rates	4.16%	3.53%
Volatility	222%	224%
Dividend yield	0%	0%

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at September 30, 2005 and 2004.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 17% and 38% of the total net revenues for the three months ended September 30, 2005 and 2004, respectively and accounted for 27% and 0% of total accounts receivable at September 30, 2005 and 2004, respectively. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 27% and 36% of the total net revenues for the nine months ended September 30, 2005 and 2004, respectively.

Andrea purchased a substantial portion of its finished goods from one supplier. Purchases from this supplier amounted to 35% and 69% of total purchases for the three months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, purchases from this supplier amounted to 64% and 66%, respectively, of total purchases. At September 30, 2005 and 2004, the amount due to this supplier included in accounts payable were $189,586 and $65,154, respectively.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	September 30, 2005	December 31, 2004
Raw materials	$142,325	$416,894
Work-in-process	4,517	17,224
Finished goods	1,239,994	1,284,298

	1,386,836	1,718,416

Less: reserve for obsolescence	(585,125)	(802,511)

	$801,711	$915,905

Intangible and Long-Lived Assets -Andrea accounts for its long-lived assets in accordance with SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset will be established. This new cost basis will be net of any recorded impairment.

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

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended September 30, 2005 and 2004, amortization expense was $117,610 and $117,441, respectively. For the nine-month periods ended September 30, 2005 and 2004, amortization expense was $352,567 and $352,133, respectively.

Reclassifications – Certain accounts in the prior period’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications have no effect on the Company’s previously reported consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations,” which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for the Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3. Series C Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2003, there were 677.187593 shares of Series C Preferred Stock outstanding, which was recorded net of the unaccreted present value of the transaction costs of $79,273. Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum was convertible into Common Stock at a conversion price of $0.30. This conversion price was subject to change based on various events, including the announcement of a major transaction or upon certain triggering events. In addition, upon announcement of a major transaction or upon certain triggering events, as defined, the investors had the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a defined redemption price. If Andrea was unable to effect such redemption, the Company would be subject to additional penalties. Due to these redemption features, the Series C Preferred Stock was presented outside of shareholders’ equity (deficit) in the condensed consolidated balance sheets at December 31, 2003.

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

As of September 30, 2005, there were 105.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,836,010 shares of Common Stock and accrued dividends of $176,652.

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

As of September 30, 2005, there were 1,328,572 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,472,632 shares of Common Stock.

Note 5. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements, as amended, is recorded as current deferred revenue in the accompanying condensed consolidated balance sheets. All license revenues are being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million, which started to be recognized in the third quarter of 2002. During the three months ended September 30, 2005 and September 30, 2004, $56,301 and $416,670, respectively, of license revenues was recognized in the accompanying condensed consolidated statement of operations. During the nine-months ended September 30, 2005 and 2004, $713,284 and $1,250,010, respectively of license revenues was recognized in the accompanying condensed consolidated statement of operations.

In November 2004, Andrea entered into a license agreement with Analog Devices to integrate its EchoStop technology with Analog’s audio codec products for one of Analog Devices’ customers (“EchoStop Licensed Products”). As consideration for this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. If at the end of the first year of the agreement royalty payments are less than $100,000, Analog will pay Andrea the difference between $100,000 and the royalties paid to Andrea based on the number of EchoStop Licensed Products shipped during the first year of the agreement. During the three and nine-month periods ending September 30, 2005, Andrea has recognized $25,000 and $50,000, respectively, of revenues under this agreement.

In November 2004, Andrea entered into a license agreement with Analog Devices to integrate its VoiceCenter technology with one of Analog’s audio codec products for one of Analog Devices’ customers (“VoiceCenter Licensed Product”). In consideration for this license Analog will pay Andrea a royalty for each VoiceCenter Licensed Product shipped. During the three and nine-month periods ending September 30, 2005, Andrea has recognized $0 and $5,468, respectively, of revenues under this agreement.

Note 6. Commitments And Contingencies

Leases

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its existing corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Andrea recorded a non-cash reversal of $330,807 related to deferred rent charges, a non-cash charge of $33,281 related to the write off of certain property and equipment including leasehold improvements related to this operating lease and a cash charge of $219,224 lease termination costs. Rent expense under this operating lease was $0 and $153,420 for the three and nine-month periods ended September 30, 2005, respectively, and was $153,420 and $460,260 for the three and nine-month periods ended September 30, 2004, respectively.

Additionally, in March 2005, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in October 2010. Rent expense under this operating lease for the three and nine-month periods ended September 30, 2005 was $19,294 and $38,588, respectively. As of September 30, 2005, the future annual minimum lease payments under this lease and all non-cancelable operating leases are as follows:

Period ending December 31,	Amount
2005 (October to December 31)	$26,033
2006	105,868
2007	94,834
2008	90,374
2009	89,557
Thereafter	29,171

Total	$435,837

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renews for one additional one-year term and expires June 2006. Pursuant to his employment agreement, Mr. Andrea receives an annual base salary of $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, a minimum annual prorated bonus of $50,000 and an annual stock grant of 250,000 options. Mr. Andrea is also entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. Mr. Andrea agreed to postpone payment of his $50,000 bonus for the period ending December 31, 2004. At September 30, 2005, the future minimum cash commitments under this agreement aggregate $284,375 (including Mr. Andrea’s 2004 bonus), of which $100,000 and $50,000 is included in other liabilities at September 30, 2005 and December 31, 2004, respectively.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended September 30, 2005 and 2004:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net revenues from external customers	$339,076	$560,432	$899,508
(Loss) income from operations	(130,411)	47,870	(82,541)
Depreciation and amortization	118,955	8,132	127,087
Assets	4,839,259	1,172,095	6,011,354
Total long lived assets	3,860,840	174,167	4,035,007

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$696,133	$607,528	$1,303,661
Loss from operations	(110,619)	(217,673)	(328,292)
Depreciation and amortization	129,620	15,171	144,791
Assets	5,920,505	2,446,502	8,367,007
Total long lived assets	4,370,129	231,038	4,601,167

The following represents selected condensed consolidated financial information for Andrea’s segments for the nine-month periods ended September 30, 2005 and 2004:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net revenues from external customers	$1,375,328	$1,800,808	$3,176,136
Loss from operations	(314,769)	(46,874)	(361,643)
Depreciation and amortization	360,780	30,059	390,839

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2004
Net revenues from external customers	$2,094,059	$2,058,486	$4,152,545
Sales returns recovery – restructuring	—	215,325	215,325
Loss from operations	(765,480)	(625,237)	(1,390,717)
Depreciation and amortization	394,434	48,360	442,794

Management assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2005 and 2004, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2005	September 30, 2004
Net revenues:
United States	$847,050	$1,203,331
Foreign(*)	52,458	100,330

	$899,508	$1,303,661

Accounts receivable:
United States	$342,609	$424,846
Foreign(*)	24,659	20,804

	$367,268	$445,650

*	Net revenue to any one foreign country did not exceed 10% of total revenues for the three-month periods ended September 30, 2005 and 2004.

For the nine-month periods ended September 30, 2005 and 2004, by geographic area, net revenues are as follows:

Geographic Data	September 30, 2005	September 30, 2004
Net revenues:
United States	$3,020,258	$3,700,512
Foreign(♦)	155,878	452,033

	$3,176,136	$4,152,545

♦	Net revenue to any one foreign country did not exceed 10% of total revenues for the nine -month periods ended September 30, 2005 and 2004.

Note 8. Option and Stock Grants to Directors, Officers and Employees

On August 4, 2005, in accordance with his employment agreement, Mr. Andrea was granted 250,000 stock options. This grant provides for a six month vesting period, an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years.

On August 10, 2005, the Board of Directors granted 600,000 stock options to Mr. Andrea, 250,000 stock options to the Vice President and Chief Financial Officer, 815,000 stock options to employees of the Company, 300,000 stock options to outside directors and 120,000 stock options to an outside consultant. Each option grant provides for a three month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years. The Company will recognize $6,000 in compensation expense related to the stock option grant to the outside consultant. For the three and nine-month periods ending September 30, 2005, $3,000 in compensation expenses was recognized related to the stock option grant to the outside consultant.

On November 1, 2005, the Board of Directors granted 40,000 stock options to the chairperson on the Nominating Committee. The grant provides for a six month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years.

On November 1, 2005, the Board of Directors granted 40,000 stock options to the chairperson on the Audit Committee. The grant provides for a six month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years.

On November 1, 2005, each of the independent directors received an annual retainer of $5,000 in the form of Company common stock. The grant provided for 100,000 shares of common stock, based on $0.05 per share which was the fair market value at the date of grant.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At September 30, 2005 and December 31, 2004, our allowance for doubtful accounts was $19,223 and $23,630, respectively.

Inventories – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of $801,711 and $915,905 at September 30, 2005 and December 31, 2004 are net of reserves of $585,125 and $802,511, respectively. It is possible that additional charges to inventory may be recorded in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

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

Amortization expense was $117,610 and $117,441 for the three-month periods ended September 30, 2005 and 2004, respectively. Amortization expense was $352,567 and $352,133 for the nine-month periods ended September 30, 2005 and 2004, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next nine years. Trademarks and patents are amortized on a straight-line basis over 17 years. The net value of our core technology and patents and trademarks at September 30, 2005 is $3,641,724 and $358,836 respectively. The net value of our core technology and patents and trademarks at December 31, 2004 was $3,972,790 and $372,556, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2005 (the “2005 Third Quarter”) compared to the three months ended September 30, 2004 (the “2004 Third Quarter”) and for the nine months ended September 30, 2005 (the “2005 First Nine Months”) compared to the nine months ended September 30, 2004 (the “2004 First Nine Months”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2005 Third Quarter were approximately $0.9 million versus approximately $1.3 million for the 2004 Third Quarter. Net loss applicable to common shareholders for the 2005 Third Quarter was approximately $0.1 million, or $.00 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $0.3 million, or $.01 per share on a basic and diluted basis for the 2004 Third Quarter. Our revenues for the 2005 First Nine Months were approximately $3.2 million versus $4.2 million for the 2004 First Nine Months. Net loss applicable to common shareholders for the 2005 First Nine Months was approximately $0.4 million, or $.01 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $2.6 million, or $.06 per share on a basic and diluted basis for the 2004 First Nine Months. During 2004, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, we received $1.25 million on February 23, 2004 and another $1.25 million on June 4, 2004. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we have made tremendous strides in cutting our expenses. By assigning our lease in Melville, New York, entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not generate positive cash flows and our net income or loss may be disproportionately affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill (written off in entirety) and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. In addition, during the three-month period ended March 31, 2004 we recorded a non-cash deemed dividend of approximately $0.5 million representing a prorata portion of the consideration given in connection with the Series C Preferred Stock’s Acknowledge and Waiver Agreement and a non-cash charge of approximately $0.8 million relating to the intrinsic value of the realization of a contingent beneficial conversion feature related to the Company’s initial issuance of the Series D Convertible Preferred Stock. As a result of all the above factors, we might continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to achieve profitable operations. To accomplish such results we need to maintain/increase current revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. On February 20, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company, of which we received $1.25 million on February 23, 2004 and $1.25 million on June 4, 2004. In addition to these funds, we have significantly cut our expenses. By assigning our lease in Melville, New York, and entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. As a result, we believe that we now have sufficient liquidity to continue our operations at least through September 2006, provided our revenues do not decline and our operating expenses do not increase. Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. At November 8, 2005, of the 200,000,000 shares of common stock authorized, 58,283,575 were outstanding. The number of shares outstanding does not include an aggregate of 21,160,295 shares of common stock that are reserved for issuance. This number of issuable common shares is equal to 36% of the 58,283,575 outstanding shares. These issuable common shares are comprised of: a) 4,512,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 1,339,153 shares reserved for future grants under our 1998 Stock Plan; c) 4,836,010 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 5,314,288 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of November 8, 2005, we had 105.701477 shares of Series C Preferred Stock, 1,328,572 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 15,308,642 shares, which would represent 26% of the then outstanding shares of common stock.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three-month period ended September 30, 2005, and 2004, net revenues to customers outside the United States accounted for approximately 6% and 8%, respectively, of our net revenues from continuing operations. For the nine-month period ended September 30, 2005, and 2004, net revenues to customers outside the United States accounted for approximately 5% and 11%, respectively, of our net revenues from continuing operations. International revenues and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended September 30, 2005 compared to Quarter ended September 30, 2004 and Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004.

Net Revenues

Net Revenues for the 2005 Third Quarter, were $899,508, a decrease of 31% from net revenues of $1,303,661 for the 2004 Third Quarter. Net Revenues for the 2005 First Nine Months were $3,176,136, a decrease of 24% from the 2004 First Nine Months net revenues of $4,152,545. Included in the 2004 First Nine Months net revenues was $215,325 in Sales returns recovery - restructuring, representing a reversal of a restructuring accrual. The decrease in net revenues for the 2005 Third Quarter reflects a decrease of 8% in net revenues of Andrea Anti-Noise Products, to $560,432, or 62% of net revenues and a 51% decrease in net revenues of Andrea DSP Microphone and Software Products to $339,076, or 38% of total net revenues. The decrease in net revenues for the 2005 First Nine

Months reflects a decrease of 34% in net revenues of Andrea DSP Microphone and Software Products to $1,375,328, or 43% of net revenues and a 13% decrease in net revenues of Andrea Anti-Noise Products to $1,800,808, or 57% of net revenues. The quarterly and year to date decreases in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to the revenue recognized related to our agreements with Analog Devices as well as decreased product shipments to one of our OEM customers in the 2005 periods. Licensing revenue recognized related to our agreements with Analog Devices was $56,301 and $416,670 for the 2005 and 2004 Third Quarter, respectively and $713,284 and $1,250,010 for the 2005 and 2004 First Nine Months, respectively. License revenues were being recognized on a straight-line basis over three-years, $3 million of which started during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. All revenue related to these agreements has been recognized as of September 30, 2005. The year to date decrease in net revenues of Andrea Anti-Noise Headset Products is due to the $215,325 reversal of a restructuring accrual included in Sales returns recovery – restructuring.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the 2005 Third Quarter was 43% which remained constant when compared to the 2004 Third Quarter. Cost of revenues as a percentage of net revenues for the 2005 First Nine Months decreased to 40% from 44% for the 2004 First Nine Months. The decrease in Cost of revenues for the 2005 First Nine Months primarily reflects the impact of the changes in the composition of our revenues as described under “Net Revenues” above as well as decreases in charges to reserves and write-offs involving slow moving and obsolete inventory as compared to the 2004 First Nine Months.

Research and Development

Research and development expenses for the 2005 Third Quarter decreased 59% to $133,151 from $321,083 for the 2004 Third Quarter. Research and development expenses for the 2005 First Nine Months were $504,354, a decrease of 54% from the 2004 First Nine Months research and development expenses of $1,085,853. These decreases are primarily due to the closure of our Israel facility and the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the company’s strategic focus being re-directed towards sales and marketing efforts. For the 2005 Third Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $109,272, or 82% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $23,879, or 18% of total research and development expenses. For the 2005 First Nine Months, the Andrea DSP Microphone and Audio Software Technology efforts were $386,042, or 77% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $118,312, or 23% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to continue to reduce, where possible, our research and development expenses during fiscal 2005.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 38% to $465,776 for the 2005 Third Quarter from $756,780 for the 2004 Third Quarter. General, administrative and selling expenses for the 2005 First Nine Months were $1,775,347, a decrease of 32% from the 2004 First Nine Months general, administrative and selling expenses of $2,624,732. The quarter to quarter decrease is primarily related to the decrease in operating costs as a result of our new lease. The year to date decrease is a result of these same reductions in operating costs as well as the transaction costs associated with restructuring the Series C Preferred Stock of approximately $314,124 in 2004, the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses, promotional costs, and amortization and depreciation expenses. As part of our overall effort to conserve cash, we intend to reduce where possible expenses during fiscal of 2005.

Other (expense) income

Other (expense) income for the 2005 Third Quarter was ($618) compared to ($5,063) for the 2004 Third Quarter. Other (expense) income for the 2005 First Nine Months was ($51,408) compared to $108,388 for the 2004 First Nine Months. The year to date decrease is comprised of the termination of the transition agreement involved with the discontinued operations in rental income and the disposal of certain fixed assets in the first quarter of 2005.

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

Net Loss

Net loss for 2005 Third Quarter was $83,159 compared to net loss of $333,355 for the 2004 Third Quarter. Net loss for the 2005 First Nine Months was $413,051 compared to net loss of $1,282,329 for the 2004 First Nine Months. The net loss for 2005 Third Quarter and 2005 First Nine Months principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At September 30, 2005, we had cash and cash equivalents of $416,879 compared with $826,910 at December 31, 2004. The balance of cash and cash equivalents at September 30, 2005 is primarily a result of our cash provided from operations during the quarter ended September 30, 2005 as well as our issuance and sale of $2,500,000 of our Series D Preferred Stock and Warrants, partially offset by gross cash outflows from operations from the time of the issuance through the quarter ended June 30, 2005.

Working capital balance at September 30, 2005 was $936,851 compared to a working capital balance of $1,225,724 at December 31, 2004. The decrease in working capital reflects a decrease in total current assets of $939,692 and a decrease in total current liabilities of $650,819. The decrease in total current assets reflects a decrease in cash and cash equivalents of $410,031, a decrease in accounts receivable of $321,862, a decrease in inventory of $114,194 and a decrease in prepaid expenses and other current assets of $93,605. The decline in total current liabilities reflects an increase in trade accounts payable of $168,145, an increase in current portion of long-term capital lease of $9,138, a decrease of $713,284 in short-term deferred revenue and a decrease of $114,818 in other current liabilities.

The decrease in cash and cash equivalents of $410,031 reflects $404,937 of net cash used in operating activities, $525 of net cash used in investing activities and $4,569 of net cash used in financing activities.

The cash used in operating activities of $404,937, excluding non-cash charges, is primarily attributable to the $413,051 net loss for the period ended September 30, 2005, a $326,269 decrease in accounts receivable, a $331,580 decrease in inventory, a $93,605 decrease in prepaid expenses and other current assets, a $26,056 decrease in other assets, a $168,145 increase in accounts payable, a $459,142 decrease in other current and long-term liabilities, and a $713,284 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2004 as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $525 reflects a $1,744 equipment purchase associated with our move to our new location, a $9,000 payment received on the sale of property and equipment, and patents and trademarks expenditures of $7,781 associated with intellectual property related to our Andrea DSP Microphone and Audio Software products. The slight increases in property and equipment and patents and trademarks reflects modest capital expenditures associated with dies for our Andrea Anti Noise Headset business line and intellectual property related to our Andrea DSP Microphone and Audio Software products, respectively.

The net cash used in financing activities of $4,569 reflects payment related to the execution of a capital lease utilized to purchase new equipment in the amount of $18,277.

Although, we have improved our cash flows during 2005 by assigning our lease in Melville, New York, entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, we continue to look for additional cost savings opportunities. Additionally we will be aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of November 8, 2005, Andrea has approximately $320,000 (unaudited) of cash and cash equivalents. During 2004, we utilized approximately $3.7 million in cash. We expect our cash utilization rate to decrease as a result of reductions of certain administrative, overhead and research and development expenses. As a result, we believe that we have sufficient liquidity available to continue in operation through at least September 2006. To the extent that we do not generate sufficient cash flows from our operations in 2005, additional financing might be required. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On November 1, 2005, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals Douglas J. Andrea (52,103,580 shares for, 1,015,552 shares withheld); Gary A. Jones (51,915,067 shares for, 1,204,065 shares withheld); Louis Libin (52,154,601 shares for, 964,531 shares withheld); Joseph J. Migliozzi (52,301,302 shares for, 817,830 shares withheld); Jonathan D. Spaet (52,166,404 shares for, 952,728 shares withheld). The shareholders approved an amendment to the Andrea Electronics Corporation 1998 Stock Plan to increase the number of shares of the Company’s common stock issuable thereunder to 6,375,000 shares from 5,275,000 (10,821,089 shares for, 2,398,474 shares against, 225,285 shares abstained and 39,674,284 broker non votes). In addition, the shareholders ratified the selection of Marcum & Kliegman LLP as the Company’s independent accountants for the year ending December 31, 2005 (52,403,799 shares for, 454,234 shares against, and 261,099 shares abstained).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 – Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name:	Douglas J. Andrea
Title:	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2005

/s/ DOUGLAS J. ANDREA Douglas J. Andrea	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	November 14, 2005

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	November 14, 2005