Form 10KSB
period 2005-12-31
ANDREA ELECTRONICS CORP
filed 2006-03-31
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Title of each class

Common Stock, par value $.01 per share

Check whether the issuer is not required to file reports Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $4,229,603.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,449,037 based upon the closing price of $0.06 as quoted on the Over the Counter Market on March 24, 2006.

The number of shares outstanding of the registrant’s Common Stock as of March 24, 2006, was 58,283,575.

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

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software business – Our patented and patent-pending digital noise canceling technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as “far-field” microphone use). Our Digital Super Directional Array (“DSDA”) and Pure Audio microphone products convert sound received by an array of microphones into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and Pure Audio, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a leading high-quality acoustic echo canceller which enables speaker phone functionality with technology for canceling unwanted stationary noises.

All of our digital, far-field microphone technologies are software-based and operate using either a dedicated DSP or a general purpose processor (for example, the Pentium). The software, which may encompass one or all of our far-field noise canceling technologies, can be applied to improve the performance of a single microphone or multiple microphones. In addition, our digital, far-field, noise canceling technologies can be tailored and implemented into various form factors, for example, into the monitor of a PC, a personal digital assistant, a rear view mirror or, and can be used individually or combined depending on particular customer requirements.

We are currently targeting our far-field technologies primarily at 1) the desktop computing market (primarily through our relationship with Analog Devices, Inc. (“Analog Devices”), 2) the video and audio conferencing market and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control cellular communication and other devices within vehicles. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our Active Noise Reduction technology) comprise our Andrea DSP Microphone and Audio Software line of business. Sales of such technologies and products during the years ended December 31, 2005 and 2004 approximated 39% and 50%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product business – Our headset microphone products help to ensure clear speech in personal computer and telephone headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone products use electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard noise canceling headset products, these products comprise our Andrea Anti-Noise Headset Product segment. During the years ended December 31, 2005 and 2004, our Andrea Anti-Noise Headset Product segment approximated 61% and 50%, respectively, of our total net revenues.

For more financial information regarding our operating segments, see Note 16 of the audited consolidated financial statements.

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

We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located several feet from the person speaking, or far-field microphone technology. Applications in this area include:

•	continuous speech dictation to personal computers;

•	multiparty video teleconferencing and software that allows participants to see and jointly communicate; and

•	hands free interfaces for automobiles, home and office automation.

We believe that an increasing number of these devices will be introduced into the marketplace during the next several years.

Our Strategy

Our strategy is to:

•	maintain and extend our market position with our Andrea DSP Microphone and Audio Software technologies and products and our higher margin Andrea Anti-Noise products;

•	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products and Andrea Anti-Noise products;

•	broaden our Andrea DSP Microphone and Audio Software product lines and Andrea Anti-Noise product lines through a more modest but still a healthy level of internal research and development;

•	design our products to satisfy specific end-user requirements identified by our collaborative partners; and

•	outsource manufacturing of our products in order to reduce fixed overhead and achieve economies of scale.

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

We market and sell our products directly to end users through our website, computer product distributors, through value-added resellers, to original equipment manufacturers and to software publishers. For more information about these collaborative arrangements, please refer to the information under the caption “Our Collaborative Arrangements”.

Andrea DSP Microphone and Audio Software Products

We develop our Andrea DSP Microphone and Audio Software Products primarily through customer-specific integration efforts, and we either license our related algorithms, sell a product incorporating our related algorithms, or both. For example, we have developed technologies that can be, or are, embedded into a PC, PC monitors, high-end videoconferencing units, IP telephony applications, automotive interiors and hand-held devices, among others. In addition, we have developed stand-alone products for specific customers who then sell such products to end users. As a result, such products are not available from us directly. However, as part of our strategy to increase sales to prospective customers desiring high-quality microphone performance for certain customer-specific environments, we have developed the following products that may be purchased directly from Andrea:

Andrea Superbeam Array Microphone. The Superbeam Array Microphone is a two-microphone device that attaches to the top of any laptop or PC equipped with Analog Devices’ SoundMax® Digital Audio System. The SoundMax Cadenza software is integrated with Andrea Electronics’ PureAudio and DSDA noise-cancellation software, thereby removing the high costs associated with required memory and processing power from previous, DSP-based microphone devices (now powered by Intel’s host processor).

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

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. For example, we have arrangements and/or relationships with Analog Devices, Marconi Communications, Inc. and Creative Labs. We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

Clever Devices Procurement Agreement. In March 2001, we entered into a procurement agreement with Clever Devices to be the microphone supplier for its SpeakEasy II™ mass transit bus communication system. The integrated communication system utilizes Andrea Electronics’ high performance digital microphone system to enable the clear voice communications in high noise, mass transit environments. Andrea Electronics’ digital microphone array, which incorporates its DSDA and PureAudio algorithms, reduces mass transit noises such as tire, engine and wind noise, as well as interfering passenger voices. As part of the agreement, Andrea provided Clever Devices with a proprietary digital signal processor reference design and a patented microacoustic mechanical design to be integrated with the SpeakEasy™ II communication system. Clever Devices is not obligated to procure any minimum quantity of product from us under our procurement agreement. During 2005 and 2004 our sales to Clever Devices of this communication system and related products were $177,071 and $208,453, respectively.

Analog Devices License Agreements. In December 2001 and March 2002, we entered into two license agreements with Analog Devices to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea Electronics’ high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. In accordance with our agreements, Analog Devices paid us a total of $5 million in license fees during calendar 2002. During 2005 and 2004, license revenue recognized under these license agreements were $713,284 and $1,666,680, respectively. At December 31, 2004 we had $713,284 in total deferred revenue related to these agreements. Sales related to the recognition of the deferred revenue as well as other service related revenues to Analog Devices were approximately 24% and 37% of the totals sales for the year ended December 31, 2005 and 2004, respectively. There will be no further revenue recognized related to these licensing agreements.

In November 2004, we entered into a license agreement with Analog Devices to integrate our EchoStop technology with Analog’s audio codec products for one of Analog Devices’ customers (“EchoStop Licensed Products”), which commenced with the first product shipped. As consideration for this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. If at the end of the first year of the agreement royalty payments are less than $100,000, Analog will pay Andrea the difference between $100,000 and the royalties paid to Andrea based on the number of EchoStop Licensed Products shipped during the first year of the agreement. During the years ending December 31, 2005 and 2004, we recognized $75,000 and $0 of revenues under this agreement, respectively.

In November 2004, we entered into a license agreement with Analog Devices to integrate our VoiceCenter technology with one of Analog’s audio codec products for one of Analog Devices’ customers (“VoiceCenter Licensed Product”). In consideration for this license Analog will pay Andrea a royalty for each VoiceCenter Licensed Product shipped. During the year ending December 31, 2005, we recognized $7,468 of revenues under this agreement.

In January 2006, we entered into a license agreement with Analog Devices to integrate our DSDA and EchoStop technologies with certain of Analog’s audio codec products for specific Analog’s PC OEM customers (“DSDA/EchoStop Licensed Product”). In consideration for this license Analog will pay Andrea a royalty for each DSDA/EchoStop Licensed Product shipped. Commencing with the first product shipped under this agreement, Analog will pay Andrea a $100,000 minimum royalty amount, payable in quarterly amounts of $25,000. When the royalties paid to Andrea from DSDA/EchoStop Licensed Products amount to $500,000, no further payments will be required under this agreement.

Marconi Communications, Inc. License Agreement. In December 2002, we entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented DSDA and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system allows users to carry on discussion at normal conversation levels, even in a noisy environment. During the year ended December 31, 2005 and 2004, we recorded $6,240 and $9,600, respectively, of licensing revenue related to this agreement.

Creative Technology Ltd. Production and Distribution Agreement. In October 2004 we entered into a Production and Distribution Agreement with Creative Technology Ltd. This agreement grants Creative a non-exclusive license to VoiceCenter as well as the right to purchase and resell certain of our other products. VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Dell to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with this configuration. In consideration for this agreement Creative will pay Andrea a royalty for each VoiceCenter license shipped with their Soundblaster Live. During the years ended December 31, 2005 and 2004, we recorded $586 and $0 of licensing revenue related to this agreement, respectively.

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

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2005 and 2004, total research and development expenses were $638,884 and $1,396,039, respectively. During 2006, we expect research and development expenses to remain at the same level or slightly decline when compared to 2005. We expect this will occur as a result of our overall plan to improve cash flows by containing our expenses. Additionally, most of Andrea’s core technology is already developed, therefore, heightened emphasis will be placed on application engineering, sales and marketing activity and less emphasis on research and development. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 6 – Management’s Discussion and Analysis or Plan of Operation.”

Sales and Marketing

We employ a sales staff as well as outside sales representative organizations to market our Andrea DSP Microphone and Audio Software Products and our Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are marketed to computer OEMs, distributors of personal computers and telecommunications equipment, software publishers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers and Internet Content Developers. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Products. We are seeking to enter into additional collaborative arrangements for marketing and selling our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products is critical to our success.

Production Operations

During 2004, we conducted low volume assembly operations of our Andrea DSP Microphone and Audio Software Products at our Israeli facility. In 2005, all of our assembly operations were done with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2005, we had 15 employees, of whom 3 were engaged in production and related operations, 4 were engaged in research and development, and 8 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees we utilize 6 independent consultants, 2 of whom are sales representatives and 4 who are engaged in research and development activities.

ITEM 2. DESCRIPTION OF PROPERTY

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its previous corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Additionally, in March 2005 Andrea entered into a new lease for its new corporate headquarters, which is located in Bohemia, New York. The lease is for approximately 11,000 square feet of leased space, which houses our production operations, research and development activities, sales, administration and executive offices. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 14 to our Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

ITEM 3. LEGAL PROCEEDINGS

On November 7, 2003, Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against Radha Soami Society Beas-America, current owner of the Company’s former building in Long Island City, seeking release of funds held in a post Closing Escrow and Indemnification Agreement of approximately $220,000, including accrued interest. At December 31, 2004, approximately $150,000 relating to this escrow account was included in other assets. On December 16, 2005, the two parties reached an agreement, whereas Andrea surrendered $110,000 of the escrowed amount in exchange for a complete release of any current or future liabilities associated with the building from Radha Soami Society Beas-America.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Andrea’s common stock has been quoted on the Over the Counter Bulletin Board under the symbol “ANDR” since December 2004. Previously, Andrea’s common stock was listed on the American Stock Exchange under the symbol “AND.” The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board and the American Stock Exchange, as applicable for the eight fiscal quarters ended December 31, 2005. On March 24, 2006, there were approximately 502 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2004	$0.70	$0.22
June 30, 2004	$0.29	$0.13
September 30, 2004	$0.19	$0.09
December 31, 2004	$0.20	$0.06
March 31, 2005	$0.07	$0.06
June 30, 2005	$0.06	$0.04
September 30, 2005	$0.06	$0.04
December 31, 2005	$0.06	$0.03

No cash dividends were paid on Andrea’s Common Stock in 2005 or 2004.

During the three months ended December 31, 2005, the Company did not repurchase any of its common stock.

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

We outsource to Asia high volume assembly for most of our products from purchased components. We assemble some low volume Andrea DSP Microphone and Audio Software Products from purchased components. As sales of any particular Andrea DSP Microphone and Audio Software Product increases, assembly operations are transferred to a subcontractor in Asia.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2005 and 2004, our allowance for doubtful accounts were $18,856 and $23,630 respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of $679,002 and $915,905 at December 31, 2005 and 2004 are net of reserves of $673,817 and $802,511, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Statement of Financial Accounting Standards (“SFAS”), No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. In order to test for recoverability, Andrea compared the sum of an undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, FAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive evidence, we recorded a full valuation allowance. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables and inventories is directly reflected in our segments’ loss from operations. Although any charges related to our deferred tax provision are not reflected in our segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly affected by the actual and expected results of each segment.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 and other items set forth in this Report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

Risk Factors

Our operating results are subject to significant fluctuation; period-to-period comparisons of our operating results may not necessarily be meaningful and you should not rely on them as indications of our future performance.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the year ended December 31, 2005 were approximately $4.2 million versus $5.6 million in the year ended December 31, 2004. Net loss applicable to common shareholders for the year ended December 31, 2005 was approximately $.6 million, or $0.01 per share on a basic and diluted basis, versus net loss applicable to common shareholders of approximately $2.9 million, or $0.06 per share on a basic and diluted basis for the year ended December 31, 2004. During 2004, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004 and another $1.25 million on June 4, 2004. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we made tremendous strides in cutting our expenses. By assigning our lease in Melville, New York, entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not generate positive cash flows and our net income or loss may be affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill (written off in entirety) and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. In addition, during the three-month period ended March 31, 2004 we recorded a non-cash deemed dividend of approximately $0.5 million representing a prorata portion of the consideration given in connection with the Series C Preferred Stock’s Acknowledge and Waiver Agreement and a non-cash charge of approximately $0.8 million relating to the intrinsic value of the realization of a contingent beneficial conversion feature related to the Company’s initial issuance of the Series D Convertible Preferred Stock. As a result of all the above factors, we might continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to achieve profitable operations. To accomplish profitable operations we need to maintain/increase current revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. On February 20, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company, of which we received $1.25 million on February 23, 2004 and $1.25 million on June 4, 2004. In addition to these funds, we have significantly cut our expenses. By assigning our lease in Melville, New York, and entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. As a result, we believe that we now have sufficient liquidity to continue our operations at least through December 2006, provided our revenues do not decline and our operating expenses do not increase. Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. At March 24, 2006, of the 200,000,000 shares of common stock authorized, 58,283,575 were outstanding. The number of shares outstanding does not include an aggregate of 21,152,795 shares of common stock that are issuable. This number of issuable common shares is equal to 36% of the 58,283,575 outstanding shares. These issuable common shares are comprised of: a) 4,427,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 1,416,653 shares reserved for future grants under our 1998 Stock Plan; c) 4,836,010 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 5,314,288 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related warrants may result in substantial dilution to other holders of our common stock.

As of March 24, 2006, we had 105.701477 shares of Series C Preferred Stock, 1,328,572 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 15,308,642 shares, which would represent 26% of the then outstanding shares of common stock.

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

We rely on a combination of patents, patent applications, trade secrets, copyrights, trademarks, nondisclosure agreements with our employees, independent contractors, licensees and potential licensees, limited access to and dissemination of our proprietary information, and other measures to protect our intellectual property and proprietary rights. However, the steps that we have taken to protect our intellectual property may not prevent its misappropriation or circumvention. In addition, numerous patents have been granted to other parties in the fields of noise cancellation, noise reduction, computer voice recognition, digital signal processing and related subject matter. We expect that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Claims of this type could have an adverse effect on our ability to manufacture and market our products or to develop new products and technologies, because the parties holding these patents may refuse to grant licenses or only grant licenses with onerous royalty requirements. Moreover, the laws of other countries do not protect our proprietary rights to our technologies to the same extent as the laws of the United States.

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

We generate sales to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the years ended December 31, 2005 and 2004, sales to customers outside the United States accounted for approximately 8% and 11%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

Results Of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues for the year ended December 31, 2005, were $4,229,603, a decrease of 25% from sales of $5,623,286 for the year ended December 31, 2004. Included in the year ended December 31, 2004 net revenues was $215,325 in Sales returns recovery - restructuring, representing a reversal of a restructuring accrual. This decrease in sales reflects an approximate 9% decrease in sales of Andrea Anti-Noise Products to $2,559,362, or 61% of total sales, and a 41% decrease in sales of Andrea DSP Microphone and Audio Software Products, to $1,670,241, or 39% of total sales. The decrease in the Andrea Anti-Noise Products revenues is primarily due to the $215,325 reversal of a restructuring accrual included in Sales returns recovery – restructuring. The decrease in net revenues of Andrea DSP Microphone and Audio Software Products is predominantly due to the revenue recognized related to our agreements with Analog Devices. Included in our Andrea DSP Microphone and Audio Software Products net revenues for the year ended December 31, 2005 and 2004 are $713,284 and $1,666,680, respectively, of licensing revenue recognized related to our agreements with Analog Devices. License revenues were being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. All revenue related to these agreements has been recognized as of September 30, 2005.

Cost of Revenues

Cost of revenues as a percentage of revenues for the year ended December 31, 2005 decreased to 45% from 46% for the year ended December 31, 2004. Cost of revenues as percentage of Net Product Revenues for the year ended December 31, 2005 decreased to 54% from 66% for the year ended December 31, 2004. The decrease in the year ended December 31, 2005 cost of revenues as a percentage of Net Product Revenues primarily relates to the impact of the changes in the composition of our revenues as described under “Net Revenues” above. This decrease is specifically the result of the decline of high volume low margin product sales to an automotive OEM, the decrease in charges to reserves and write-offs involving slow moving and obsolete inventory as compared to the year ended December 31, 2004 as well as the decrease in factory overhead as compared to the year ended December 31, 2004.

Research and Development

Research and development expenses for the year ended December 31, 2005 decreased 54% to $638,884 from $1,396,039 for the year ended December 31, 2004. These decreases are primarily due to the closure of our Israel facility and the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the Company’s strategic focus being re-directed towards sales and marketing efforts. For the year ended December 31, 2005, the Andrea DSP Microphone and Audio Software Technology efforts were $479,660, or 75% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $159,224, or 25% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage; however, as part of our overall effort to conserve cash, we intend to continue to reduce, where possible our research and development expenses during fiscal 2006.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 34% to $2,259,915 for the year ended December 31, 2005 from $3,422,650 for the year ended December 31, 2004. This decrease is a result of these same reductions in operating costs as well as the transaction costs associated with restructuring the Series C Preferred Stock of approximately $314,124 in 2004, the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses, promotional costs, and amortization and depreciation expenses. As part of our overall effort to conserve cash, we intend to reduce where possible expenses during fiscal of 2006.

Other (Expense) Income

Other (expense) income, net for the year ended December 31, 2005 was ($50,620) compared to $118,402 for the year ended December 31, 2004. The decrease in other income is comprised of the termination of the transition agreement involved with the discontinued operations in rental income and the disposal of certain fixed assets in the first quarter of 2005. During 2003 Andrea sold the Andrea Aircraft Communications Products division. As part of the sale, Andrea entered into a one-year transition services agreement with Andrea Systems, LLC. In accordance with the terms of the transition agreement, Andrea received $116,844 for the year ended December 31, 2004.

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

Net Loss

Net loss for the year ended December 31, 2005 was $627,508 compared to a net loss of $1,679,149 for the year ended December 31, 2004. The net loss for the year ended December 31, 2005 principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At December 31, 2005, we had cash and cash equivalents of $418,597 compared with $826,910 at December 31, 2004. The balance of cash and cash equivalents at December 31, 2005 is primarily a result of our cash provided from operations during the quarters ended September 30, 2005 and December 31, 2005 as well as the cash remaining from our issuance and sale of $2,500,000 of our Series D Preferred Stock and Warrants in 2004, partially offset by gross cash outflows from operations from the time of the issuance through the quarter ended June 30, 2005.

Working capital balance at December 31, 2005 was $992,636 compared to a working capital of $1,225,724 at December 31, 2004. The decrease in working capital reflects a decline in total current assets of $832,129 coupled with a decrease in total current liabilities of $599,041. The decline in total current assets reflects a decrease in cash and cash equivalents of $408,313, a decrease in accounts receivable of $83,167, a decrease in inventory of $236,903, and a decrease in prepaid expenses. The decline in total current liabilities reflects an increase in trade accounts payable of $225,060, a decrease of $713,284 in deferred revenue, an increase in the current portion of capital lease of $12,191, and a decrease of $123,008 in other current liabilities.

The decrease in cash and cash equivalents of $408,313 reflects $397,096 of net cash used in operating activities, $4,364 of net cash used by investing activities and $6,853 of net cash used by financing activities.

The cash used in operating activities of $397,096, excluding non-cash charges, is primarily attributable to the $627,508 net loss for the year ended December 31, 2005, a $87,941 decrease in accounts receivable, a $112,971 decrease in inventory, a $103,746 decrease in prepaid expenses and other current assets, a $128,649 decrease in other assets, a $225,060 increase in accounts payable, a $90,255 decrease in other current and long-term liabilities, and a $713,284 decrease in deferred revenue. The change in deferred revenue reflects licensing revenue that was recognized during 2005 as a result of our license agreements with Analog Devices, Inc. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines. The decrease in other assets is a result of the Company’s agreement to settle pending litigation with the current owner of the Company’s former building in Long Island City.

The cash used by investing activities of $4,364 reflects an increase in property and equipment of $1,744 and an increase in patents and trademarks of $11,620 and proceeds from the sale of fixed asset in the amount of $9,000. The increases in property and equipment and patents and trademarks reflects modest capital expenditures of communication related equipment and intellectual property related to our Andrea DSP Microphone and Audio Software products, respectively.

The net cash used by financing activities of $6,853 reflects payments of our Capital leases associated with communication related equipment.

We plan to continue to improve our cash flows during 2006 by identifying additional cost savings opportunities. Additionally we will be aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of March 24, 2006, Andrea has approximately $300,000 (unaudited) of cash and cash equivalents. During 2005, we utilized approximately $400,000 in cash. This cash balance included net lease termination cash expenditures of approximately $210,000, rent expense under our previous operating lease of approximately $150,000 partially offset by the settlement reached with the current owner of the Company’s former building in Long Island City to release of approximately $110,000 of funds held in escrow. As a result, we believe that we have sufficient liquidity available to continue in operation through at least December 2006. To the extent that we do not generate sufficient cash flows from our operations in 2006, additional financing might be required. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 “Accounting for Conditional Asset Retirement Obligations,” which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for the Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Taskforce reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Quantitative and Qualitative Disclosures about Market Risk

Our principal source of financing activities is the issuance of convertible preferred stock with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions entered into by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included in this Report beginning on page F-1.

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

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that all control issues and instance of fraud, if any, within a company have been detected. Andrea’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

ITEM 8B. OTHER INFORMATION

The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.01 – Entry into a Material Definitive Agreement:”

On March 29, 2006, the Company and Douglas J. Andrea, Chairman of the Board, President and Chief Executive Officer, entered into Amendment 1 to Mr. Andrea’s Employment Agreement, dated June 14, 2004. In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea will not receive a $50,000 bonus for the periods ending December 31, 2005 and 2004, and instead will be entitled to $100,000 bonus when the Company has positive cash flows and such payment would not cause the Company to receive a “have going concern” audit opinion language for the Company’s their financial statements, as determined by the Board of Directors in its sole discretion. This bonus may be payable in lump sum or over time as determined by the Board of Directors in its sole discretion and consistent with the intent of the Amendment 1.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Andrea’s Bylaws provide for a Board of Directors consisting of between three and ten members, as determined by resolution of the Board of Directors.

Andrea’s Directors include the Chief Executive Officer of the Company.

Information on the Directors of the Company follows (all Directors serve for a one-year term; ages are as of December 31, 2005):

Douglas J. Andrea, age 43, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Gary A. Jones, age 60, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

Louis Libin, age 47, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union (the ITU) in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers (IEEE), and is a member of the National Society of Professional Engineers.

Joseph J. Migliozzi, age 56, has been a Director of the Company since September 2003. He operates his own management consulting firm since 2001. From 1997 to 2001 Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant. The Company’s Board of Directors has determined that Mr. Migliozzi is an audit committee financial expert under the rules of the Securities and Exchange Commission. Mr. Migliozzi is independent as defined under the Securities Exchange Act of 1934.

Jonathan D. Spaet, age 49, has been a Director of the Company since 2003. He is Vice-President of Advertising Sales for Time Warner Cable Nation Ad Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that was starting a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group.

Information about Executive Officers Who Are Not Directors

The following information is provided for an executive officer, who is not also a director:

Corisa L. Guiffre, age 33, has been the Company’s Vice President and Chief Financial Officer of the Company since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company she was part of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

The executive officers of the Company are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2005 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2005, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2005, except for: two late reports on Form 4 with regard to a total of four transactions filed by Douglas J. Andrea; one late report on Form 4 with regard to one transaction filed by Corisa L. Guiffre; two late reports on Form 4 with regard to a total of two transactions filed by Gary A. Jones; two late reports on Form 4 with regard to a total of three transactions filed by Louis Libin; two late reports on Form 4 with regard to a total of three transactions filed by Joseph J. Migliozzi; and two late reports on Form 4 with regard to a total of two transactions filed by Jonathan D. Spaet.

Code of Business Ethics and Conduct

Andrea Electronics has adopted a Code of Business Ethics and Conduct. See Exhibits to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last three fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers who received salary and bonuses over $100,000 during the year ended December 31, 2005.

		Annual Compensation (1)				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus			Restricted Stock Awards		Stock Options (#)	All Other Compensation
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary (2)	2005 2004 2003	$211,512 190,503 179,030	$	— — 50,000	(4) (4)	$	— — —	850,000 650,000 —	$	— — —
Paul E. Donofrio, Former Director, Former President and Chief Executive Officer (3)	2005 2004 2003	$13,513 192,449 73,723		$50,000 50,000 20,833		$	— — —	— 300,000 350,000		$80,000 — —	(5)

(1)	Does not include the aggregate amount of perquisites and other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.
(2)	Effective January 2005, Douglas J. Andrea became Chief Executive Officer in addition to the Chairman of the Board and Corporate Secretary.
(3)	Mr. Donofrio’s employment terminated as President and Chief Executive Officer of the Company in January 2005. Mr. Donofrio joined the Company in August 2003.
(4)	In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea will not receive a $50,000 bonus for the periods ending December 31, 2005 and 2004, and instead be entitled to $100,000 bonus in the future in accordance with the terms of the Amendment.
(5)	Effective January 25, 2005, Mr. Donofrio was terminated without cause and resigned as a Director of the Company. In connection with his termination, the Company and Mr. Donofrio entered into a separation agreement and general release to resolve any obligations owed to Mr. Donofrio under his existing employment agreement and any other obligations of liabilities the Company may have to Mr. Donofrio. The separation agreement provided payments totaling $80,000 to Mr. Donofrio in the year ended December 31, 2005.

The following table summarizes for each of the executive officers named in the “Summary Compensation” table the number of shares covered by options granted during 2005.

Option Grants in Last Fiscal Year

Name	Number of securities underlying options granted (#)		Percentage of total options granted to employees in fiscal year		Exercise price ($/share)		Expiration Date
Douglas J. Andrea	250,000 600,000	(1) (2)	10.4 24.8	% %	$ $	0.04 0.05	8/4/15 8/10/15
Paul E. Donofrio (3)	—		—			—	—

(1)	Options become exercisable six months following the date of grant which was August 4, 2005.
(2)	Options become exercisable three months following the date of grant which was August 10, 2005.
(3)	Former President and Chief Executive Officer.

The following table summarizes for each of the executive officers named in the “Summary Compensation” table the aggregate dollar value of in-the-money, unexercised options at December 31, 2005. None of the executive officers exercised any options during 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End – Exercisable/ Unexercisable	Value of Unexercisable In-the- Money Options at Fiscal Year End – Exercisable/ Unexercisable(1)
Douglas J. Andrea	2,075,000/250,000	$	— /$—
Paul E. Donofrio (2)	— /—	$	— /$—

(1)	Values were based on a closing trade price for Andrea’s Common Stock on December 31, 2005 of $0.04 per share. Options are in-the-money only if the market value of shares covered by options is greater than the exercise price.
(2)	Former President and Chief Executive Officer.

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expires June 2006. Pursuant to his employment agreement, Mr. Andrea currently receives an annual base salary of $225,000 per annum, a minimum annual prorated bonus of $50,000 and an annual stock grant of 250,000 options. Mr. Andrea is also entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea will not receive a $50,000 bonus for the periods ending December 31, 2005 and 2004, and instead will be entitled to $100,000 bonus when the Company has positive cash flows and such payment would not cause the Company to receive a “have going concern” audit opinion language for the Company’s their financial statements, as determined by the Board of Directors in its sole discretion. This bonus may be payable in lump sum or over time as determined by the Board of Directors in its sole discretion and consistent with the intent of the Amendment 1.

Directors’ Compensation

Annual Retainer and Meeting Fees for Non-Employee Directors.

The following tables set forth the applicable retainers and fees that will be paid to non-employee directors for their service on the Board of Directors of the Company during 2006. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$5,000 (paid in the form of common stock)
Fee per Board Meeting (Regular or Special)	$500
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit, Compensation and Nomination and Governance Committees	$2,500 (paid in the form of stock options) (1)

(1)	Stock option grants will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, a six-month vesting period and a term of 10 years.

Non-Employee Director Compensation

The following table sets forth the total cash and equity compensation paid to our non-employee directors for their service on the Board of Directors of the Company during 2005.

Director	Cash	Stock Awards (1)	Stock Option Awards (2)
Gary A Jones	$3,500	$5,000	—
Louis Libin	$2,750	$5,000	40,000
Joseph J. Migliozzi	$3,750	$5,000	40,000
Jonathan D. Spaet	$3,750	$5,000	—

(1)	The dollar amount set forth above represents the market value of the grant of 100,000 shares on the date of grant (November 1, 2005).
(2)	All stock options have an exercise price of $0.05, the fair market value of our common stock on the date of grant, which was November 1, 2005. All options vest six months after the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 24, 2006, with respect to the common stock ownership of (i) each director or nominee for director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Douglas J. Andrea	261,014	(2)	2,325,000	4.3%
Paul E. Donofrio (3)	—		650,000	1.1%
Gary A. Jones	157,037		145,000	*
Louis Libin	100,000		155,000	*
Joseph J. Migliozzi	139,412		175,000	*
Jonathan D. Spaet	139,412		110,000	*
Current directors and executive officers as a group (6 persons)	799,625		3,235,000	6.56%

*	Less than 1%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 58,283,575 shares of Company common stock, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 24, 2006, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated, all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.
(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.
(3)	Former President and Chief Executive Officer. The number of shares owned is as of January 25, 2005, Mr. Donofrio’s date of termination.

The following table sets forth certain information as of March 24, 2006, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)		Percent of Common Stock and Common Stock Equivalents Outstanding(2)
Alpha Capital Aktiengesellschaft Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	—	(3)	5,540,911	(3)	9.2%
Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	3,138,000	(4)	—		5.4%

(1)	The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.
(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 58,283,575 shares of Company common stock, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.
(3)	Current common stock ownership of Alpha Capital Aktiengesellschaft is not known as March 24, 2006. On February 16, 2005 Alpha Capital Aktiengesellschaft filed a Schedule 13G with the Securities and Exchange Commission disclosing stock ownership of 5,887,346. Based on Company records 5,540,911 of these shares are common stock equivalents from Series C Preferred Stock, Series D Preferred Stock and related warrants.
(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G on September 7, 2005 by Nickolas W. Edwards.

The following table sets forth certain information as of March 24, 2006, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options. warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
•Equity compensation plans approved by security holders	4,427,500	$1.72	1,416,653
•Equity compensation plans not approved by security holders	—	—	—

Total	4,427,500	$1.72	1,416,653

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.9	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1	Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant’s 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-3, No. 333-61115, filed August 10, 1998)

4.2	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2	1998 Stock Plan of the Registrant, as amended

10.3	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.4	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.5	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

Exhibit Number	Description
10.6	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.7	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.8	Employment Agreement, dated as of June 14, 2004, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.0 of the Registrant’s Form 10QSB filed on August 13, 2005)

10.9	Amendment 1 dated March 29, 2006 to Employment Agreement, dated as of June 14, 2004, by and between Douglas J. Andrea and the Registrant

14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10KSB filed April 15, 2005)

21	Subsidiaries of Registrant

23.1	Consent of Independent Public Accountants

31.0	Rule 13a-14(a)/15d – 14(a) Chief Executive Officer and Chief Financial Officers

32.0	Section 1350 Certifications

99.1	Report of Independent Registered Public Accounting Firm of Lamar Signal Processing Ltd. dated March 23, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2005 and 2004 by Marcum & Kliegman LLP:

Marcum & Kliegman LLP	2005	2004
Audit Fees	$117,500	$126,000
Audit-related fees (1)	$—	$4,950
Tax fees	$—	$—
All other fees	$—	$—

(1)	Includes fees for assistance with securities filings.

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

During the year ended December 31, 2005, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee of the Board of Directors and Shareholders of

Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2004 financial statements of Lamar Signal Processing, Ltd., a wholly owned subsidiary, which statements reflect total assets of $106,712 as of December 31, 2004 and total revenues of $298,164 and net losses of $572,312 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included for Lamar Signal Processing, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 2005 and 2004, and the results its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York
March 8, 2006

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$418,597	$826,910
Accounts receivable, net of allowance for doubtful accounts of $18,856 and $23,630, respectively	605,963	689,130
Inventories, net	679,002	915,905
Prepaid expenses and other current assets	218,621	322,367

Total current assets	1,922,183	2,754,312

Property and equipment, net	34,238	114,538
Intangible assets, net	3,886,493	4,345,346
Other assets, net	12,864	187,783

Total assets	$5,855,778	$7,401,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$460,144	$235,084
Deferred revenue	—	713,284
Short-term portion of capital lease	12,191	—
Other current liabilities	457,212	580,220

Total current liabilities	929,547	1,528,588

Capital Lease	5,338	—

Other liabilities	—	344,324

Total liabilities	934,885	1,872,912

Series B Redeemable Convertible Preferred Stock, net, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 105.7 shares; liquidation value: $1,057,015	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,328,572 shares; liquidation value: $1,328,572	13,286	13,286
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 58,283,575 and 57,883,575 shares, respectively	582,836	578,836
Additional paid-in capital	76,263,536	76,241,536
Deferred stock compensation	(16,666)	(10,000)
Accumulated deficit	(71,922,100)	(71,294,592)

Total shareholders’ equity	4,920,893	5,529,067

Total liabilities and shareholders’ equity	$5,855,778	$7,401,979

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004
Revenues
Net Product Revenues	$3,516,319	$3,741,281
License Revenues	713,284	1,666,680

Revenues	4,229,603	5,407,961

Sales returns recovery – restructuring	—	215,325

Net Revenues	4,229,603	5,623,286

Cost of revenues	1,907,692	2,602,148

Gross margin	2,321,911	3,021,138

Research and development expenses	638,884	1,396,039

General, administrative and selling expenses	2,259,915	3,422,650

Loss from operations	(576,888)	(1,797,551)

Other (expense) income, net
Interest income, net	3,042	5,145
Loss on disposal of property and equipment, net	(52,839)	(2,226)
Rent and miscellaneous income (expense), net	(823)	115,483

Other (expense) income, net	(50,620)	118,402

Net loss	$(627,508)	$(1,679,149)

Basic and diluted loss per share:

Numerator for loss per share:
Net loss	$(627,508)	$(1,679,149)
Series C Redeemable Convertible Preferred Stock dividends	—	45,518
Series C Convertible Preferred Stock deemed dividend	—	469,465
Series D Convertible Preferred Stock beneficial conversion feature	—	753,012

Net loss attributable to common shareholders – basic and diluted	$(627,508)	$(2,947,144)

Denominator for loss per share:
Basic and diluted weighted average shares	57,949,328	47,676,196

Basic and diluted net loss attributable to common shareholders per share	$(0.01)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compen-sation	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, January 1, 2004	—	$—	—	$—	27,245,932	$272,459	$65,578,653	$(2,673)	$(68,392,966)	$(2,544,527)
Conversions of Series C Redeemable Convertible Preferred Stock by existing Series C holders	—	—	—	—	1,862,086	18,621	540,005	—	—	558,626
Conversion of Series C Convertible Preferred Stock from temporary equity to permanent equity	629.187593	6	—	—	—	—	6,219,639	—	—	6,219,645
Exchange of Series C Redeemable Convertible Preferred Stock	(46.300000)	(1)	—	—	1,800,000	18,000	59,379	—	—	77,378
Conversions of Series C Convertible Preferred Stock after the change in ownership	(477.186116)	(4)	—	—	21,832,023	218,320	579,172	—	—	797,488
Issuance of Series D Convertible Preferred Stock	—	—	2,500,000	25,000	—	—	2,475,000	—	—	2,500,000
Transaction costs in connection with the issuance of Series D Convertible Preferred Stock	—	—	—	—	—	—	(487,608)	—	—	(487,608)
Conversions of Series D Convertible Preferred Stock	—	—	(1,171,428)	(11,714)	4,685,712	46,857	(35,143)	—	—	—
Common Stock warrants issued in connection with the conversion of the Series C Convertible Preferred Stock	—	—	—	—	—	—	62,221	—	—	62,221
Stock Grant to Outside Directors	—	—	—	—	176,472	1,765	28,235	(30,000)	—	—
Amortization of Deferred Stock compensation	—	—	—	—	—	—	—	22,673	—	22,673
Series C Redeemable Convertible Preferred Stock dividends	—	—	—	—	—	—	(45,518)	—	—	(45,518)
Non-cash Series C Convertible Preferred Stock deemed dividend	—	—	—	—	—	—	469,465	—	(469,465)	—
Non-cash charge attributable to Series D Convertible Preferred Stock beneficial conversion	—	—	—	—	—	—	753,012	—	(753,012)	—
Issuance of Common Stock	—	—	—	—	100	1	24	—	—	25
Exercise Series D Convertible Preferred Stock Common Stock warrants	—	—	—	—	281,250	2,813	45,000	—	—	47,813
Net loss	—	—	—	—	—	—	—	—	(1,679,149)	(1,679,149)

Balance, December 31, 2004	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,241,536	$(10,000)	$(71,294,592)	$5,529,067

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compen-sation	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, January 1, 2005	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,241,536	$(10,000)	$(71,294,592)	$5,529,067
Stock Grant to Outside Directors	—	—	—	—	400,000	4,000	16,000	(20,000)	—	—
Stock Option Grants	—	—	—	—	—	—	6,000	(6,000)	—	—
Amortization of Deferred Stock compensation	—	—	—	—	—	—	—	19,334	—	19,334
Net loss	—	—	—	—	—	—	—	—	(627,508)	(627,508)

Balance, December 31, 2005	105.701477	$1	1,328,572	$13,286	58,283,575	$582,836	$76,263,536	$(16,666)	$(71,922,100)	$4,920,893

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(627,508)	$(1,679,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	515,060	585,210
Non-cash stock compensation expense	19,334	22,673
Provision for bad debt	(4,774)	(33,067)
Inventory reserve	123,932	62,226
Loss on disposal of property and equipment, net	52,839	2,226
Expense related to Common Stock Warrant issued in connection with the Series C Preferred Stock	—	62,221
Reversal of deferred rent related to re-location	(330,807)	—
Change in:
Accounts receivable	87,941	(44,641)
Inventories	112,971	323,660
Prepaid expenses and other current assets	103,746	(141,349)
Other assets, net	128,649	80,307
Trade accounts payable	225,060	(496,008)
Accrued restructuring charges	—	(238,391)
Deferred revenue	(713,284)	(1,666,680)
Other current and long term liabilities	(90,255)	(113,550)

Net cash used in operating operations	(397,096)	(3,274,312)

Cash flows from investing activities:
Principal payments received on note receivable from sale of Aircraft Communications Products Division	—	354,986
Proceeds from sale of property and equipment	9,000	—
Purchases of property and equipment	(1,744)	(13,040)
Patents and trademarks	(11,620)	(9,468)

Net cash (used in) provided by investing activities	(4,364)	332,478

Cash flows from financing activities:
Payment of debt obligations	—	(16,527)
Issuance of Common Stock	—	25
Net proceeds from the issuance of the Series D Convertible Preferred Stock	—	2,012,392
Proceeds from the exercise of the Series D Convertible Preferred Stock warrants	—	47,813
Payment of capital lease	(6,853)	—

Net cash (used in) provided by financing activities	(6,853)	2,043,703

Net decrease in cash and cash equivalents	(408,313)	(898,131)

Cash and cash equivalents, beginning of period	826,910	1,725,041

Cash and cash equivalents, end of period	$418,597	$826,910

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equipment acquired in exchange for Capital Lease	$24,382	$—

Conversions of Series C Redeemable Convertible Preferred Stock into common stock	$—	$636,004

Deemed dividend attributable to Series C Convertible Preferred Stock	$—	$469,465

Beneficial conversion charge attributable to Series D Convertible Preferred Stock	$—	$753,012

Conversion of Series C Convertible Preferred Stock into common stock	$—	$797,488

Cash paid for:
Interest	$615	$6,562

Income Taxes	$4,328	$2,169

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Management’s Liquidity Plans

As of December 31, 2005, Andrea had a working capital of $992,636 and cash and cash equivalents of $418,597. Andrea incurred a loss from operations of $576,888 for the year ended December 31, 2005. Andrea plans to continue to improve its cash flows during 2006 by placing heightened emphasis on its sales and marketing efforts.

As of March 24, 2006, Andrea has approximately $300,000 (unaudited) of cash. Management believes that Andrea has sufficient liquidity available to operate through at least December 2006.

While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction, production efficiencies and further diversification of its business. In the first quarter of 2005, Andrea made significant changes in its facilities (See Note 14). By Andrea assigning its lease in Melville, New York , and entering into a new lease in Bohemia, New York, the closing of its facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea reduced its annual cash expenses by approximately $1.1 million. Although the Company has improved cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required in early 2007. Accordingly, if Andrea fails to develop additional revenues from sales of its products or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of December 31, 2005:
Options to purchase common stock (Note 15)	4,512,500
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	4,836,010
Series D Convertible Preferred Stock and related warrants (Note 9)	10,472,632

Total potential common shares as of December 31, 2005	19,821,142

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2005 and 2004.

Concentration of Credit Risk

Andrea is a manufacturer of audio communications equipment for several industries. Sales related to the recognition of the deferred license revenue as well as other service related revenues to one customer were approximately 24% and 37% of the net revenues for the years ended December 31, 2005 and 2004, respectively and accounted for 13% and 18% of total accounts receivable at December 31, 2005 and 2004, respectively.

During the years ended December 31, 2005 and 2004, Andrea purchased a substantial portion of its finished goods from two suppliers. Purchases from these two suppliers amounted to 73% and 11% in 2005 and 58% and 17% in 2004, of total purchases. At December 31, 2005, the amounts due to these suppliers in accounts payable were $178,596 and $24,447 respectively. At December 31, 2004, there were no amounts due to these suppliers.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis. Andrea reviews its inventory reserve for obsolescence on a quarterly basis. Andrea’s policy is to reserve for inventory that shows slow movement over the preceding six quarters.

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

Other Intangible Assets

Andrea amortizes its core technology and patents and trademarks on a straight-line basis over their estimated useful lives that range from 15 to 17 years.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.

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

Income Taxes

Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. (Note 13).

Stock-Based Compensation

At December 31, 2005, Andrea had two stock-based employee compensation plans, which are described more fully in Note 15. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,” through December 31, 2005. No compensation expense has been recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R generally eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company expects to adopt the modified prospective transition method. The adoption of SFAS No. 123R will have no effect on the Company’s cash flows

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

or financial position, but will have an adverse impact on results of operations. Based upon the unvested stock options outstanding as of December 31, 2005, the Company expects to record stock based compensation charges of $4,000 in 2006.

The effect of expensing stock options on the Company’s results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

	For the Years Ended December 31,
	2005	2004
Net loss attributable to common shareholders as reported:	$(627,508)	$(2,947,144)
Deduct: Total stock-based employee compensation expenses determined under fair value-based method, net of income taxes	146,730	187,251

Pro forma net loss:	$(774,238)	$(3,134,395)

Basic and diluted net loss per share as reported:	$(0.01)	$(0.06)

Basic and diluted pro forma net loss per share:	$(0.01)	$(0.07)

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Expected life in years	5	4
Risk-free interest rates	4.18%	3.53%
Volatility	211%	224%
Dividend yield	0%	0%

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method during 2005 and 2004 is estimated at $0.05 and $0.12, respectively.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

In accordance with SOP 93-7, “Reporting on Advertising Costs,” all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2005 and 2004 were $6,881 and $22,807, respectively.

Fair Value of Financial Instruments

Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2005 and 2004, the carrying value of all financial instruments approximated fair value.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations,” which is effective for the Company on December 31, 2005. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for the Asset Retirement Obligations,” which refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

In June 2005, the Emerging Issues Taskforce (“EITF”) reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Among other things, estimates are used in accounting for allowances for bad debts, inventory obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition as well as the recording and presentation of our convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,
	2005	2004
Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	493,728	482,108

	9,061,176	9,049,556
Less: accumulated amortization	(5,174,683)	(4,704,210)

	$3,886,493	$4,345,346

The changes in the carrying amount of intangible assets during the years ended December 31, 2005 and 2004 were as follows:

	Core Technology	Trademarks and Patents	Totals
Balance as of January 1, 2004	$4,414,211	$391,419	$4,805,630
Additions during the period	—	9,468	9,468
Amortization	(441,421)	(28,331)	(469,752)

Balance as of December 31, 2004	3,972,790	372,556	4,345,346
Additions during the period	—	11,620	11,620
Amortization	(441,421)	(29,052)	(470,473)

Balance as of December 31, 2005	$3,531,369	$355,124	$3,886,493

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

In 2005 because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was not an impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $470,473 and $469,752 for the years ended December 31, 2005 and 2004, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next eight years. Trademarks and patents are amortized on a straight-line basis over 17 years.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2005	2004
Raw materials	$112,929	$416,894
Work-in-process	—	17,224
Finished goods	1,239,890	1,284,298

	1,352,819	1,718,416
Less: reserve for obsolescence	(673,817)	(802,511)

	$679,002	$915,905

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2005	2004
Leasehold improvements	$—	$107,576
Machinery and equipment	437,521	999,677

	437,521	1,107,253
Less: accumulated depreciation and amortization	(403,283)	(992,715)

	$34,238	$114,538

At December 31, 2005, the Company had $24,382 of its property and equipment under capital leases, with accumulated amortization of $2,302.

Depreciation and amortization of property and equipment was $44,587 and $115,458 for the years ended December 31, 2005 and 2004, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2005	2004
Accrued payroll and related expenses	$31,299	$103,068
Accrued professional and other service fees	171,034	284,125
Accrued interest and dividend expense	176,652	176,652
Customer deposits	63,532	—
Accrued other	14,695	16,375

	$457,212	$580,220

7. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 22, 1999, Andrea issued and sold in a private placement $7,500,000 of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), and a warrant covering 75,000 shares of Andrea’s Common Stock. Each of the 750 shares of Series B Preferred Stock, (all shares have been converted into Common Stock as of December 31, 2003) had a stated value of $10,000 plus dividends of 4% per annum. The warrant had an exercise price of $8.775 per share and expired on June 18, 2004. In February 2004, the warrants related to the Series B Preferred Stock were exchanged pursuant to an Exchange and Termination Agreement (Note 8).

8. SERIES C CONVERTIBLE PREFERRED STOCK

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). As of December 31, 2003, there were 677.187593 shares of Series C Preferred Stock outstanding, which was recorded net of the unaccreted present value of the transaction costs of $79,273. Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum was convertible into Common Stock at a conversion price of $0.30. This conversion price was subject to change based on various events, including the announcement of a major transaction or upon certain triggering events. In addition, upon announcement of a major transaction or upon certain triggering events, as defined, the investors had the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a defined redemption price. If Andrea were unable to effect such redemption, the Company would be subject to additional penalties. Due to these redemption features, the Series C Preferred Stock was presented outside of shareholders’ equity in 2003 and prior periods.

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

As a result of the Acknowledgement and Waiver Agreement, the Series C Preferred Stock was presented as part of shareholders’ equity in the accompanying consolidated balance sheet for the years ended December 31, 2005 and 2004. Additionally, unaccreted Series C Preferred Stock transaction costs of $72,231 were charged as a reduction to additional paid-in capital. In addition, during the year ended December 31, 2004, Andrea recorded a non-cash deemed dividend of $469,465, which represents a pro-rata portion of the consideration resulting from the reduction of the conversion price of Series C Preferred Stock.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Prior to the change of ownership, the following shares of Series C Preferred Stock, together with related accrued dividends of $78,626, were converted in 2004:

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

There were no conversions during the year ending December 31, 2005. As of December 31, 2005, there were 105.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,836,010 shares of Common Stock and accrued dividends of $176,652.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

On December 13, 2004, 281,250 Series D Preferred Stock Common Stock warrants were exercised. The exercise price of these warrants was $0.17 per share. There were no conversions or exercises during the year ending December 31, 2005. As of December 31, 2005, there are 1,328,572 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,472,632 shares of Common Stock.

10. RESTRUCTURING

During the fourth quarter of 2001, Andrea recorded restructuring charges in connection with exiting a PC headset channel, or customer-type, within the Anti-Noise Product segment. The restructuring charge was recorded as accrued restructuring charges or as a

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

reduction of assets, as applicable. During the year ended December 31, 2004, Andrea reversed the restructuring accrual by $238,391, which reduced the restructuring liability to zero. $215,325 of the reversal was recorded as sales returns recovery – restructuring and $23,066 of the reversal was recorded as a reduction in operating expenses, which was where the charges were initially recorded. Andrea made no payments against this accrual during the year ended December 31, 2004.

11. LICENSING AGREEMENT

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. The unamortized portion of the license agreements of $0 and $713,284 at December 31, 2005 and 2004, respectively, as amended, is recorded as deferred revenue in the accompanying consolidated balance sheets. All license revenues were being recognized on a straight-line basis over three-years, $3.0 million of which started to be recognized during the first quarter of 2002, and $2.0 million which started in the third quarter of 2002. During the years ended December 31, 2005 and 2004, $713,284 and $1,666,680, respectively, of license revenues were recognized.

12. RETIREMENT PLAN

Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea did not make any contributions to this plan for the years ended December 31, 2005 and 2004.

13. INCOME TAXES

The income tax benefit consists of the following:

	For the Years Ended December 31,
	2005	2004
Federal:
Current	$—	$—
Deferred	(140,000)	(424,000)
State and Local:
Current	—	—
Deferred	—	—
Adjustment to valuation allowance related to net deferred tax assets	140,000	424,000

	$—	$—

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision (benefit) for income taxes is as follows:

	For the Years Ended December 31,
	2005	2004
Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(2)%	(6)%
Core technology amortization	24%	9%
Change in valuation allowance for net deferred tax assets	12%	31%

	—%	—%

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Reserve for accrued expenses and trade credit	$661,000	$836,000
Allowance for doubtful accounts	7,000	9,000
Reserve for restructuring charges	—	—
Reserve for obsolescence	263,000	264,000
Deferred revenue	—	278,000
NOL carryforward	19,206,000	18,890,000

	20,137,000	20,277,000
Less: valuation allowance	(20,137,000)	(20,277,000)

Deferred tax asset, net	$—	$—

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

As of December 31, 2005, Andrea had net operating loss and credit carryforwards of approximately $49.2 million expiring in varying amounts beginning in 2006 through 2026. Included in the fully reserved deferred tax asset of approximately $20.1 million, is approximately $5.6 million related to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statements of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a change of control of a company. Andrea has not performed an evaluation of whether a change of control has taken place, however, utilization of its net operating losses are likely subject to substantial limitation in future periods.

14. COMMITMENTS AND CONTINGENCIES

Leases

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its previous corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Andrea recorded a non-cash reversal of $330,807 related to deferred rent charges, proceeds from the sale of property and equipment of $9,000, a non-cash charge of $33,281 related to the write off of certain property and equipment including leasehold improvements related to this operating lease and a cash charge of $219,224 for lease termination costs. The net effect of these items of approximately $112,000 is included in operating expenses for the year ended December 31, 2005. Rent expense under this operating lease was approximately $153,420 and $614,000 for the years ended December 31, 2005 and 2004, respectively.

Additionally, in March 2005 Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in April 2010. Rent expense under this operating lease was approximately $57,881 for the year ended December 31, 2005.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

As of December 31, 2005, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2006	112,031
2007	99,807
2008	90,684
2009	89,557
2010	29,171

Total	$421,250

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expires June 2006. Pursuant to his employment agreement, Mr. Andrea receives an annual base salary of $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, a minimum annual prorated bonus of $50,000 and an annual stock grant of 250,000 options. Mr. Andrea is also entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. Mr. Andrea agreed to postpone payment of his $50,000 bonus for the periods ended December 31, 2005 and 2004, respectively. At December 31, 2005, the future minimum cash commitments under this agreement aggregate $228,125 (including Mr. Andrea’s 2005 and 2004 bonus), of which $100,000 and $50,000 is included in other liabilities at December 31, 2005 and December 31, 2004, respectively.

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

The Release Agreement, dated January 25, 2005, between the Company and Mr. Donofrio provided for the following terms:

•	Termination of Mr. Donofrio’s existing employment agreement with the Company effective January 25, 2005;

•	Payment to Mr. Donofrio of a $50,000 lump sum payment on February 11, 2005;

•	Payment to Mr. Donofrio of $30,000 to be paid over a six month period ($5,000 per month) with a final $2,500 payment to be contingent upon receipt by the Company from Mr. Donofrio at the end of the six month period of an additional release agreement (which was completed in July 2005);

Legal Proceedings

On August 6, 2003, Christopher P. Sauvigne, former director and President and Chief Executive Officer of Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against the Company titled Christopher P. Sauvigne v. Andrea Electronics Corporation, Index No. 03-012098 (the “Action”). The Action alleged that Mr. Sauvigne and Andrea were parties to an employment contract and that Andrea breached the contract in connection with the termination of Mr. Sauvigne as President and Chief Executive Officer of Andrea on August 1, 2003. The Action sought (i) a sum of not less than $131,250, plus interest, (ii) a mandate that Andrea grant options for 400,000 shares of common stock to Mr. Sauvigne and (iii) reasonable counsel fees and costs. On September 25, 2003, Andrea filed a response to the Action with the Court denying these claims. In addition, Andrea filed a counterclaim against Mr. Sauvigne alleging that (i) Mr. Sauvigne misused his corporate credit card and (ii) breached his fiduciary duty to Andrea by omitting material facts concerning his involvement with the group of private investors that purchased the Andrea Aircraft Communications Products division and/or failing to disclose to Andrea that the private investor group included various members of Mr. Sauvigne’s family. The counterclaim seeks (i) reimbursement of any compensation paid to Mr. Sauvigne for any personal and/or undocumented expenses incurred by him (ii) forfeiture and repayment to Andrea of all salary, bonuses, and benefits that Mr. Sauvigne received from Andrea after the breach of his fiduciary duty in an amount to be determined at trial and (iii) attorneys’ fees and costs. On April 18, 2005, Andrea received the executed settlement agreement and release (“Settlement Agreement”) executed by Mr. Sauvigne on April 14, 2005 settling the outstanding litigation between the parties. Pursuant to the Settlement Agreement, Mr. Sauvigne agreed to release and discharge the Company with respect to all of his claims asserted in the litigation. In addition, the Company agreed to release and discharge Mr. Sauvigne with respect to all of its counterclaims asserted in the litigation and to pay Mr. Sauvigne an amount of $73,000. At December 31, 2004, approximately $90,000 relating to the Action issue was included on the balance sheet in accrued liabilities. For the year ending December 31, 2005, the Company paid approximately $78,000 related to the settlement of the Action.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

On November 7, 2003, Andrea filed a lawsuit in the Supreme Court of the State of New York, County of Nassau, against Radha Soami Society Beas-America, current owner of the Company’s former building in Long Island City, seeking release of funds held in escrow under a post Closing Escrow and Indemnification Agreement of approximately $220,000, including accrued interest. At December 31, 2004, approximately $150,000 relating to this escrow account was included in other assets. On December 16, 2005, the two parties reached an agreement, whereas Andrea surrendered $110,000 of the escrowed amount in exchange for a complete release of any current or future liabilities associated with the building from Radha Soami Society Beas-America. In December 2005, Andrea received approximately $103,000, net of attorney fees of approximately $7,000 and charged the remaining approximately $40,000 to general and administrative expense.

Additionally, Andrea is involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

15. STOCK PLANS AND STOCK-BASED COMPENSATION

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

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2005, there were 1,339,153 shares available for further issuance under the 1998 Plan.

On August 4, 2005, in accordance with his employment agreement, Mr. Andrea was granted 250,000 stock options. This grant provides for a six month vesting period, an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years.

On August 10, 2005, the Board granted 600,000 stock options to Mr. Andrea, 250,000 stock options to the Vice President and Chief Financial Officer, 815,000 stock options to employees of the Company, 300,000 stock options to outside directors and 120,000 stock options to an outside consultant. Each option grant provides for a three month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years. The Company recognized $6,000 in compensation expense related to the stock option grant to the outside consultant during the year ended December 31, 2005.

On November 1, 2005, the Board granted 40,000 stock options to each chairperson on the Nominating and Audit Committees. The grants provide for a six month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years. In 2006, as a result of the adoption of FAS 123R, the Company will recognize $4,000 in compensation expense related to these stock option grants.

In May 2004, the Board granted 50,000 stock options to one of the Directors for his service as the chairperson on the Nominating and Compensation Committees. The grant provides for a six month vesting period, an exercise price of $0.17, which was fair market value at the date of grant, and a term of 10 years. In May 2004, the Board granted 25,000 stock options to one of the Directors for his service as the chairperson on the Audit Committee. The grant provides for a six month vesting period, an exercise price of $0.17, which was fair market value at the date of grant, and a term of 10 years. On June 14, 2004, in accordance with his employment agreement, the Chairman of the Board was granted 400,000 stock options. This grant provides for immediate vesting, an exercise price of $0.13, which was fair market value at the date of grant, and a term of 10 years. On August 4, 2004, in accordance with their respective employment agreements, Douglas J. Andrea, the Chairman of the Board, and Paul E. Donofrio, the Company’s former President and Chief Executive Officer, were granted 250,000 and 300,000 stock options, respectively. These grants provide for a six month vesting period, an exercise price of $0.10, which was fair market value at the date of grant, and a term of 10 years.

During the years ended December 31, 2005 and 2004, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 400,000 shares of Common Stock with a fair market value of $0.05 and 176,472 shares of Common Stock with a fair market value of $0.17, respectively. Compensation expense related to these awards was $13,334 and $30,000 for the years ended December 31, 2005 and 2004, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Option activity during 2005 and 2004 is summarized as follows:

	Years Ended December 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,142,500	$2.86	4,312,250	$5.51
Granted	2,415,000	0.05	1,025,000	0.12
Exercised	—	—	—	—
Forfeited	(5,000)	0.05	(6,000)	1.78
Cancelled	(1,040,000)	1.34	(2,188,750)	5.45

Outstanding at end of period	4,512,500	1.71	3,142,500	2.86

Exercisable at end of period	4,182,500	1.84	2,592,500	3.45

The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.04 to $ 0.06	2,410,000	9.62	$0.05	2,080,000	$0.05
0.07 to 0.11	250,000	8.60	0.10	250,000	0.10
0.12 to 0.17	425,000	8.45	0.13	425,000	0.13
0.28 to 0.43	35,000	7.37	0.34	35,000	0.34
0.44 to 0.65	70,000	6.95	0.57	70,000	0.57
0.66 to 1.00	345,000	6.09	0.69	345,000	0.69
1.52 to 2.28	77,500	5.28	1.75	77,500	1.75
2.29 to 3.43	10,000	3.30	4.93	10,000	4.93
3.44 to 5.16	7,500	0.58	5.00	7,500	5.00
5.17 to 7.75	642,500	3.26	6.03	642,500	6.03
7.76 to 11.65	45,000	3.52	8.32	45,000	8.32
11.66 to 17.49	195,000	2.36	14.28	195,000	14.28

$ 0.04 to $ 17.49	4,512,500	7.74	$1.71	4,182,500	$1.84

16. SEGMENT INFORMATION

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2005 and 2004:

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

2005 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti-Noise Products	Total 2005
Net Product Revenues from external customers	$956,957	$2,559,362	$3,516,319
License Revenues	713,284	—	713,284
Loss (income) from operations	(649,521)	72,633	(576,888)
Depreciation and Amortization	478,678	36,382	515,060
Assets	4,637,696	1,218,082	5,855,778
Total long lived assets	3,747,361	173,370	3,920,731

2004 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti-Noise Products	Total 2004
Revenues from external customers	$1,148,890	$2,592,391	$3,741,281
License Revenues	1,666,680	—	1,666,680
Sales returns recovery—restructuring	—	215,325	215,325
Loss from operations	(992,584)	(804,967)	(1,797,551)
Depreciation and Amortization	521,993	63,217	585,210
Assets	5,589,193	1,812,786	7,401,979
Total long lived assets	4,243,352	216,532	4,459,884

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2005 and 2004, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2005	2004
Net Revenues:
United States	$3,870,187	$5,008,954
Foreign(1)	359,416	614,332

	$4,229,603	$5,623,286

Accounts receivable:
United States	$579,892	$640,700
Foreign	26,071	48,430

	$605,963	$689,130

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the years ended December 31, 2005 and 2004.

17. SUBSEQUENT EVENTS

a)	Stock Option Grants

In 2006, the Company granted 60,000 stock options to certain employees of the Company. Each option grant provides for 50% vesting in a six month period, 50% vesting in a one year period, an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years. The Company will recognize $2,400 in compensation expense related to these stock option grants.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name:	Douglas J. Andrea
Title:	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 31, 2006
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 31, 2006
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 31, 2006
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 31, 2006
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 31, 2006
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 31, 2006
Jonathan D. Spaet