Form 10QSB
period 2006-03-31
ANDREA ELECTRONICS CORP
filed 2006-05-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2006, there are 58,283,575 common shares outstanding.

Transitional Small Business Disclosure format (check one) Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2005 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$370,695	$418,597
Accounts receivable, net of allowance for doubtful accounts of $18,394 and $18,856, respectively	635,063	605,963
Inventories, net	739,159	679,002
Prepaid expenses and other current assets	417,251	218,621

Total current assets	2,162,168	1,922,183
Property and equipment, net	27,961	34,238
Intangible assets, net	3,769,096	3,886,493
Other assets, net	12,864	12,864

Total assets	$5,972,089	$5,855,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$638,865	$460,144
Short-term portion of capital lease	12,191	12,191
Other current liabilities	442,910	457,212

Total current liabilities	1,093,966	929,547
Capital Lease	2,290	5,338

Total liabilities	1,096,256	934,885

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 105.7 shares; liquidation value: $1,057,015	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,328,572; liquidation value: $1,328,572	13,286	13,286
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 58,283,575	582,836	582,836
Additional paid-in capital	76,269,936	76,263,536
Deferred stock compensation	(14,340)	(16,666)
Accumulated deficit	(71,975,886)	(71,922,100)

Total shareholders’ equity	4,875,833	4,920,893

Total liabilities and shareholders’ equity	$5,972,089	$5,855,778

See Notes to Condensed Consolidated Financial Statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenues
Product revenues	$926,667	$830,667
License revenues	126,658	2,499
Amortization of license revenues	—	408,443

Revenues	1,053,325	1,241,609
Cost of revenues	497,357	462,986

Gross margin	555,968	778,623
Research and development expenses	133,535	204,324
General, administrative and selling expenses	476,077	760,770

Loss from operations	(53,644)	(186,471)

Other expense
Interest income, net	(142)	2,253
Loss on disposal of property and equipment, net	—	(52,839)

Other expense	(142)	(50,586)

Net loss	$(53,786)	$(237,057)

Basic and diluted weighted average shares	58,283,575	57,883,575

Basic and diluted net loss per share attributable to common shareholders	$(.00)	$(.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compen- sation	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2006	105.701477	$1	1,328,572	$13,286	58,283,575	$582,836	$76,263,536	$(16,666)	$(71,922,100)	$4,920,893
Stock Option Grants							6,400	(6,400)		—
Amortization of Deferred Stock compensation	—	—	—	—	—	—		8,726	—	8,726
Net loss	—	—	—	—	—	—	—	—	(53,786)	(53,786)

Balance, March 31, 2006	105.701477	$1	1,328,572	$13,286	58,283,575	$582,836	$76,269,936	$(14,340)	$(71,975,886)	$4,875,833

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Loss from continuing operations	$(53,786)	$(237,057)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	123,899	135,808
Non-cash stock compensation expense	8,726	7,500
Provision for bad debt	(462)	(149)
Inventory reserve	(208)	(191,616)
Loss on disposal of property and equipment, net	—	52,839
Change in:
Accounts receivable	(28,638)	261,353
Inventories	(59,949)	217,008
Prepaid expenses and other current assets	(198,630)	(58,905)
Other assets, net	—	21,085
Trade accounts payable	178,721	243,461
Accrued restructuring charges	—	—
Deferred revenue	—	(408,443)
Other current and long term liabilities	(14,302)	(456,396)

Net cash used in operating activities	(44,629)	(413,512)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	9,000
Patents and trademarks	(225)	(1,105)

Net cash (used in) provided by investing activities	(225)	7,895

Cash flows from financing activities:
Payment of Capital Lease	(3,048)	—

Net cash used in financing activities	(3,048)	—

Net decrease in cash and cash equivalents	(47,902)	(405,617)
Cash and cash equivalents, beginning of period	418,597	826,910

Cash and cash equivalents, end of period	$370,695	$421,293

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	Basis of Presentation and Management Liquidity Plans

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepting in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in Andrea’s annual report on Form 10-KSB for the year ended December 31, 2005.

Management’s Liquidity Plans - As of March 31, 2006, Andrea had working capital of $1,068,202 and cash on hand of $370,695. Andrea incurred a loss from operations of $53,644 for the quarter ended March 31, 2006. Andrea plans to continue to improve its cash flows during 2006 by placing heightened emphasis on its sales and marketing efforts.

As of May 10, 2006, Andrea has approximately $180,000 (unaudited) of cash. Management believes that Andrea has sufficient liquidity available to operate through at least March 2007.

While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction, production efficiencies and further diversification of its business. In the first quarter of 2005, Andrea made significant changes in its facilities (See Note 6). By Andrea assigning its lease in Melville, New York , and entering into a new lease in Bohemia, New York, the closing of its facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea reduced its annual cash expenses by approximately $1.1 million. Although the Company has improved cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required in 2007. Accordingly, if Andrea fails to develop additional revenues from sales of its products or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

Note 2.	Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Among other things, estimates are used in accounting for allowances for bad debts, inventory obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition, future cash flow as well as the recording and presentation of convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of March 31, 2006:
Options to purchase common stock	4,427,500
Series C Convertible Preferred Stock and related accrued dividends	4,836,010
Series D Convertible Preferred Stock and related Warrants (Note 4)	10,472,632

Total potential common shares as of March 31, 2006	19,736,142

Stock-Based Compensation - At March 31, 2006, Andrea had two stock-based employee compensation plans. Prior to 2006, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea followed the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” Under the intrinsic value method, no compensation expense was recognized through December 31, 2005 for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted this pronouncement effective January 1, 2006. The Company adopted the modified prospective transition method. The adoption of SFAS No. 123R did not effect the Company’s cash flows or financial position, but has had an adverse impact on results of operations. The result of adoption of this pronouncement was $3,725 of compensation expense for the quarter ended March 31, 2006.

The effect of expensing stock options on the Company’s results of operations using a Black-Scholes option-pricing model is presented in the following pro forma table:

For the Three Months Ended March 31, 2005
Net loss attributable to common shareholders as reported	$(237,057)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	9,349

Pro forma net loss attributable to common shareholders	$(246,406)

Basic and diluted net loss attributable to common shareholders per share as reported	$(.00)

Basic and diluted pro forma net loss attributable to common shareholders per share	$(.00)

There were 60,000 and 0 stock options granted during the three-month periods ended March 31, 2006 and 2005, respectively.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three-month period ended March 31, 2006:

March 31, 2006
Expected life in years	7
Risk-free interest rates	4.46%
Volatility	219.6%
Dividend yield	0%

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at March 31, 2006 and 2005.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of the deferred revenue as well as other service related revenues to one customer were approximately 9% and 39% of the total net revenues for the three months ended March 31, 2006 and 2005, respectively and accounted for 13% of total accounts receivable at March 31, 2006. Sales of noise canceling products were significant to one customer and its affiliates, accounting for approximately 21% and 8% of the total revenues for the three months ended March 31, 2006 and 2005, respectively and accounted for 30% of total accounts receivable at March 31, 2006.

During the three months ended March 31, 2006 and 2005, Andrea purchased a substantial portion of its finished goods from two suppliers. Purchases from these two suppliers amounted to 63% and 10% for the three months ended March 31, 2006 and 48% and 35% for the three months ended March 31, 2005, of total purchases. At March 31, 2006, the amounts due to these suppliers in accounts payable were $418,243 and $212, respectively.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	March 31, 2006 (unaudited)	December 31, 2005 (audited)
Raw materials	$122,565	$112,929
Finished goods	1,290,203	1,239,890

	1,412,768	1,352,819
Less: reserve for obsolescence	(673,609)	(673,817)

	$739,159	$679,002

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

At March 31, 2006, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended March 31, 2006 and 2005, amortization expense was $117,622 and $117,455, respectively.

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

As of March 31, 2006, there were 105.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,836,010 shares of Common Stock and accrued dividends of $176,652, which is included in other current liabilities in the accompany unaudited condensed consolidated balance sheet.

Note 4.	Series D Redeemable Convertible Preferred Stock

On February 17, 2004, Andrea entered into a Securities Purchase Agreement with the Series C Investors and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000. In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The warrants are exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share.

In addition, on June 4, 2004, the Buyers purchased for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The warrants are exercisable at any time after December 4, 2004 and before June 4, 2009 at an exercise price of $0.17 per share.

As of March 31, 2006, there were 1,328,572 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,472,632 shares of Common Stock.

Note 5.	Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices. These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog Devices paid Andrea a total of $5 million in license fees during 2002. All license revenues were being recognized on a straight-line basis over three-years, $3.0 million of which started to be recognized during the first quarter of 2002, and $2.0 million which started in the third quarter of 2002. During the three months ended March 31, 2006 and 2005 $0 and $408,443, respectively, of amortization of license revenues was recognized in the accompanying unaudited condensed consolidated statements of operations.

In December 2002, we entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented DSDA and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system allows users to carry on discussion at normal conversation levels, even in a noisy environment. During the three months ended March 31, 2006 and 2005 $9,240 and $2,160, respectively, of license revenues were recognized in the accompanying unaudited condensed consolidated statements of operations.

In October 2004 we entered into a Production and Distribution Agreement with Creative Technology Ltd. (“Creative”). This agreement grants Creative a non-exclusive license to VoiceCenter as well as the right to purchase and resell certain of our other products. VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Dell to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with this configuration. In consideration of this agreement, Creative will pay Andrea a royalty for each VoiceCenter license shipped with the Soundblaster Live. During the three months ended March 31, 2006 and 2005, Andrea recorded $90,101 and $0 of licensing revenue related to this agreement, respectively.

In November 2004, Andrea entered into a license agreement with Analog Devices to integrate its EchoStop technology with Analog’s audio codec products for one of Analog Devices’ customers (“EchoStop Licensed Products”). As consideration of this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. If at the end of the first year of the agreement royalty payments are less than $100,000, Analog will pay Andrea the difference between $100,000 and the royalties paid to Andrea based on the number of EchoStop Licensed Products shipped during the first year of the agreement. During the three months ended March 31, 2006 and March 31, 2005, Andrea has recognized $25,000 and $0, respectively of revenues under this agreement.

In January 2006, Andrea entered into a license agreement with Analog Devices to integrate our DSDA and EchoStop technologies with certain of Analog’s audio codec products for specific Analog’s PC OEM customers (“DSDA/EchoStop Licensed Product”). In consideration of this license, Analog will pay Andrea a royalty for each DSDA/EchoStop Licensed Product shipped. Commencing with the first product shipped under this agreement, Analog will pay Andrea a $100,000 minimum royalty amount, payable in quarterly amounts of $25,000. As of March 31, 2006, no revenue has been recognized under this agreement. When the royalties paid to Andrea from DSDA/EchoStop Licensed Products amount to $500,000, no further payments will be required under this agreement.

Note 6.	Commitments And Contingencies

Leases

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its existing corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Andrea recorded a non-cash reversal of $330,807 related to deferred rent charges, proceeds from the sale of property and equipment of $9,000, a non-cash charge of $33,281 related to the write off of certain property and equipment including leasehold improvements related to this operating lease and a cash charge of $219,224 for lease termination costs. The net effect of these items of approximately $112,000 was included in operating expenses for the year ended December 31, 2005. Rent expense under this operating lease was $0 and $153,420, respectively for the three-month periods ended March 31, 2006 and March 31, 2005.

Additionally, in March 2005, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in October 2008. Rent expense under this operating lease was $19,294 and $0, respectively for the three-month periods ended March 31, 2006 and March 31, 2005.

As of March 31, 2006, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2006 (April to December 31)	$84,878
2007	99,807
2008	90,374
2009	89,557
2010	29,171

Total	$393,787

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expires June 2006. Pursuant to his employment agreement, Mr. Andrea receives an annual base salary of $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, a minimum annual prorated bonus of $50,000 and an annual stock grant of 250,000 options. Mr. Andrea is also entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. Mr. Andrea agreed to postpone payment of his $50,000 bonus for the periods ended December 31, 2005 and 2004, respectively. At March 31, 2006, the future minimum cash commitments under this agreement aggregate $171,875 (including Mr. Andrea’s 2005 and 2004 bonus), of which $112,500 and $100,000 is included in other liabilities at March 31, 2006 and December 31, 2005, respectively.

Legal Proceedings

Andrea is involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

Note 7.	Segment Information

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected unaudited condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2006 and 2005:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006
Net revenues from external customers	$190,549	$736,118	$926,667
License Revenues	126,658	—	126,658
(Loss)/Income from operations	(149,442)	95,798	(53,644)
Depreciation and amortization	117,574	6,325	123,899
Assets	4,623,460	1,348,629	5,972,089
Total long lived assets	3,629,786	167,271	3,797,057

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net product revenues from external customers	$180,251	$650,416	$830,667
License Revenues	2,499	—	2,499
Amortization of license revenues	408,443	—	408,443
Loss from operations	(105,567)	(80,904)	(186,471)
Depreciation and amortization	122,403	13,405	135,808
Assets	5,205,298	1,345,746	6,551,044
Total long lived assets	4,088,729	174,613	4,263,342

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2006 and 2005, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	March 31, 2006	March 31, 2005
Net revenues:
United States	$830,998	$1,189,461
Foreign(1)	222,327	52,148

	$1,053,325	$1,241,609

Accounts receivable:
United States	$491,978	$409,228
Foreign	143,085	18,698

	$635,063	$427,926

(1)	Net revenue to any one foreign country did not exceed 10% of total revenues for the period ended March 31, 2006 and 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our Critical Accounting Policies

Our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee.

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 5 of our unaudited condensed consolidated financial statements, for example). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At March 31, 2006 and December 31, 2005, our allowance for doubtful accounts was $18,394 and $18,856, respectively.

Inventories – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of $739,159 and $679,002 at March 31, 2006 and December 31, 2005 are net of reserves of $673,609 and $673,817, respectively. It is possible that additional charges to inventory may be recorded in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

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

At March 31, 2006, because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was not an impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $117,622 and $117,455 for the periods ended March 31, 2006 and 2005, respectively. Amortization of core technology is expected to be $441,421 per year for the next nine years. Trademarks and patents are amortized on a straight-line basis over 17 years. The net value of Andrea’s core technology and patents and trademarks at March 31, 2006 is $3,421,013 and $348,083 respectively. The net value of Andrea’s core technology and patents and trademarks at December 31, 2005 was $3,531,369 and $355,124, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2006 (the “2006 First Quarter”) compared to the three months ended March 31, 2005 (the “2005 First Quarter”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2006 First Quarter were approximately $1.1 million versus $1.2 million for the 2005 First Quarter. Net loss for the 2006 First Quarter was $53,786, or $0.00 net loss applicable to common shareholders per share on a basic and diluted basis, versus net loss of $237,057, or $0.00 net loss applicable to common shareholders per share on a basic and diluted basis for the 2005 First Quarter. During 2004, we continued to experience cash flow constraints and, in response, on February 17, 2004, we entered into a Securities Purchase Agreement with third party investors (“Buyers”) pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company. Pursuant to the terms of the Securities Purchase Agreement, Andrea received $1.25 million on February 23, 2004 and another $1.25 million on June 4, 2004. While we continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we made tremendous strides in cutting our expenses. By assigning our lease in Melville, New York, entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not generate positive cash flows and our net income or loss may be affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill (written off in entirety) and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. As a result of all of the above factors, we might continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to achieve profitable operations. To accomplish profitable operations we need to maintain/increase current revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. On February 20, 2004, we entered into a Securities Purchase Agreement pursuant to which the Buyers agreed to invest a total of $2.5 million in the Company, of which we received $1.25 million on February 23, 2004 and $1.25 million on June 4, 2004. In addition to these funds, we have significantly cut our expenses. By assigning our lease in Melville, New York, and entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we have reduced our annual cash expenses by approximately $1.1 million. As a result, we believe that we now have sufficient liquidity to continue our operations at least through March 2007, provided our revenues do not decline and our operating expenses do not increase. Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 58,283,575 were outstanding as of May 10, 2006. The number of shares outstanding does not include an aggregate of 21,152,795 shares of common stock that are issuable. This number of issuable common shares is equal to 36% of the 58,283,575 outstanding shares. These issuable common shares are comprised of: a) 4,442,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 1,401,653 shares reserved for future grants under our 1998 Stock Plan; c) 4,836,010 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 5,314,288 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of May 10, 2006, we had 105.701477 shares of Series C Preferred Stock, 1,328,572 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 15,308,642 shares, which would represent 26% of the then outstanding shares of common stock.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the quarter ended March 31, 2006 and 2005, net revenues to customers outside the United States accounted for approximately 21% and 4%, respectively, of our net revenues. International revenues and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended March 31, 2006 compared to Quarter ended March 31, 2005.

Net Revenues

Net Revenues for the 2006 First Quarter were $1,053,325, a decrease of 15% from net revenues of $1,241,609 for the 2005 First Quarter. This decrease in net revenues reflects a 46% decrease in net revenues of Andrea DSP Microphone and Audio Software Products to $317,207, or 30% of total net revenues and a 13% increase in net revenues of Andrea Anti-Noise Products to $736,118, or 70% of total net revenues. The decrease in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to revenue recognized related to our agreements with Analog Devices. Included in the 2005 First Quarter net revenues was $408,443 in amortization of license revenues recognized related to our agreements with Analog Devices. The unamortized portion of the same license agreements is recorded as deferred revenue as of March 31, 2005. All license revenues were being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. The increase in revenues of Andrea Anti-Noise Headset Products is primarily due to increased shipments to one of our OEM customers.

Cost of Revenues

Cost of revenues as a percentage of revenues for the 2006 First Quarter increased to 47% from 37% for the 2005 First Quarter. This increase primarily reflects the impact of the changes in the composition of our revenues as described under “Net Revenues” above. This increase is specifically the result of the licensing revenue recognized related to our agreements with Analog Devices during the 2005 First Quarter.

Research and Development

Research and development expenses for the 2006 First Quarter decreased 35% to $133,535 from $204,324 for the 2005 First Quarter. This decrease is primarily due to the closure of our Israel facility, decrease in operating costs as a result of our new lease and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the company’s strategic focus being re-directed towards sales and marketing efforts. Notwithstanding this decline, the substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea Anti-Noise headset products. For the 2006 First Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $103,537, or 78% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $29,998, or 22% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage, however, as part of our overall effort to conserve cash, we intend to continue to reduce, where possible, the relatively high levels of such expenses during fiscal 2006.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 37% to $476,077 for the 2006 First Quarter from $760,770 for the 2005 First Quarter. This decrease is primarily related to the decrease in operating costs as a result of our new lease and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses, promotional costs, and depreciation expenses.

Other expense

Other expense for the 2006 First Quarter was $142 compared to other expense of $50,586 for the 2005 First Quarter. This decrease in other expense is the result of the loss in disposal of property and equipment in the 2005 First Quarter.

Provision for Income Taxes

We provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the unaudited condensed consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

Net Loss

Net loss for 2006 First Quarter was $53,786 compared to a net loss of $237,057 for the 2005 First Quarter. The net loss for the 2006 First Quarter principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At March 31, 2006, we had cash and cash equivalents of $370,695 compared with $418,597 at December 31, 2005. The balance of cash and cash equivalents at March 31, 2006 is primarily a result of our cash provided from operations during the quarters ended September 30, 2005 and December 31, 2005 as well as the cash remaining from our issuance and sale of $2,500,000 of our Series D Preferred Stock and Warrants in 2004, partially offset by gross cash outflows from operations from the time of the issuance through the quarter ended June 30, 2005 and gross cash outflows from operations during the First Quarter of 2006.

Working capital balance at March 31, 2006 was $1,068,202 compared to a working capital balance of $992,636 at December 31, 2005. The increase in working capital reflects an increase in total current assets of $239,985 coupled with a increase in total current liabilities of $164,419. The increase in total current assets reflects a decrease in cash and cash equivalents of $47,902, an increase in accounts receivable of $29,100, a increase in inventory of $60,157, and an increase in prepaid expenses and other current assets of $198,630. The increase in total current liabilities reflects an increase in trade accounts payable of $178,721, and a decrease of $14,302 in other current liabilities. The decrease in cash and cash equivalents of $47,902 reflects $44,629 of net cash used in operating activities, $225 of net cash used in investing activities and $3,048 of net cash used in financing activities.

The cash used in operating activities of $44,629, excluding non-cash charges, is attributable to the $53,644 net loss from operations for the quarter ended March 31, 2006, a $28,638 increase in accounts receivable, a $59,949 increase in inventory, a $198,630 increase in prepaid expenses and other current assets, a $178,721 increase in accounts payable, and a $14,302 decrease in other current and long-term liabilities. The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities reflects patents and trademarks expenditures of $225 associated with intellectual property related to our Andre Anti-Noise Products.

The net cash used in financing activities of $3,048 reflects payment of our capital leases associated with communication related equipment.

We plan to continue to improve our cash flows during 2006 by identifying additional cost savings opportunities. Additionally we will be aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of May 10, 2006, Andrea has approximately $180,000 (unaudited) of cash and cash equivalents. During 2005, we utilized approximately $400,000 in cash. This cash balance included net lease termination cash expenditures of approximately $210,000, rent expense under our previous operating lease of approximately $150,000 partially offset by the settlement reached with the current owner of the Company’s former building in Long Island City to release of approximately $110,000 of funds held in escrow. As a result, we believe that we have sufficient liquidity available to continue in operation through at least March 2007. To the extent that we do not generate sufficient cash flows from our operations in 2006, additional financing might be required. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonable likely to materially affect the Company’s internal controls over financial reporting during the period covered by this Quarterly Report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that all control issues and instance of fraud, if any, within a company have been detected. Andrea’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: May 12, 2006

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	May 12, 2006
Douglas J. Andrea

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and Assistant Corporate Secretary	May 12, 2006
Corisa L. Guiffre