Form 10QSB
period 2006-06-30
ANDREA ELECTRONICS CORP
filed 2006-08-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2006, there are 58,512,333 common shares outstanding.

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005 (audited)

ASSETS
Current Assets
Cash and cash equivalents	$343,670	$418,597
Accounts receivable, net of allowance for doubtful accounts of $18,565 and $18,856, respectively	736,445	605,963
Inventories, net	868,654	679,002
Prepaid expenses and other current assets	127,591	218,621

Total current assets	2,076,360	1,922,183

Property and equipment, net	24,540	34,238
Intangible assets, net	3,660,961	3,886,493
Other assets, net	12,864	12,864

Total assets	$5,774,725	$5,855,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$476,551	$460,144
Short-term portion of capital lease	9,907	12,191
Other current liabilities	406,771	457,212

Total current liabilities	893,229	929,547

Capital lease, net of short-term portion	1,527	5,338

Total liabilities	894,756	934,885

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 100.7 and 105.1 shares, respectively; liquidation value: $1,007,015 and $1,057,015, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,328,572; liquidation value: $1,328,572	13,286	13,286
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 58,512,333 and 58,283,575, respectively	585,123	582,836
Additional paid-in capital	76,277,205	76,263,536
Deferred stock compensation	(9,523)	(16,666)
Accumulated deficit	(71,986,123)	(71,922,100)

Total shareholders’ equity	4,879,969	4,920,893

Total liabilities and shareholders’ equity	$5,774,725	$5,855,778

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Net Product revenues	$1,239,675	$753,092	$2,166,342	$1,583,759
License revenues	144,901	33,387	271,559	35,886
Amortization of license revenues	—	248,540	—	656,983

Revenues	1,384,576	1,035,019	2,437,901	2,276,628

Cost of revenues	778,396	411,970	1,275,753	874,956

Gross margin	606,180	623,049	1,162,148	1,401,672

Research and development expenses	134,858	166,879	268,393	371,203
General, administrative and selling expenses	460,895	548,801	936,972	1,309,571

Income/(loss) from operations	10,427	(92,631)	(43,217)	(279,102)

Other expense
Interest (expense) income, net	(168)	(204)	(310)	2,049
Loss on disposal of property and equipment, net	—	—	—	(52,839)

Other expense	(168)	(204)	(310)	(50,790)

Income/(loss) before provision for income taxes	10,259	(92,835)	(43,527)	(329,892)

Provision for Income Taxes	20,496	—	20,496	—

Net loss	$(10,237)	$(92,835)	$(64,023)	$(329,892)

Basic and diluted weighted average shares	58,376,586	57,883,575	58,330,338	57,883,575

Basic and diluted net loss attributable to common shareholders per share	$(.00)	$(.00)	$(.00)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2006	105.701477	$1	1,328,572	$13,286	58,283,575	$582,836	$76,263,536	$(16,666)	$(71,922,100)	$4,920,893
Conversions of Series C Convertible Preferred Stock	(5.000000)	—	—	—	228,758	2,287	6,069	—	—	8,356
Stock Option Grants	—	—	—	—	—	—	7,600	(7,600)	—	—
Amortization of Deferred Stock compensation	—	—	—	—	—	—	—	14,743	—	14,743
Net loss	—	—	—	—	—	—	—	—	(64,023)	(64,023)

Balance, June 30, 2006	100.701477	$1	1,328,572	$13,286	58,512,333	$585,123	$76,277,205	$(9,523)	$(71,986,123)	$4,879,969

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(64,023)	$(329,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245,062	263,752
Non-cash stock compensation expense	10,002	10,000
Non-cash employee stock option compensation expense	4,741	—
Provision for bad debt	(291)	(4,689)
Inventory reserve	(38,016)	(192,977)
Loss on disposal of property and equipment, net	—	52,839

Change in:
Accounts receivable	(130,191)	276,781
Inventories	(151,636)	225,085
Prepaid expenses and other current assets	91,030	211,598
Other assets, net	—	26,056
Trade accounts payable	16,407	21,452
Deferred revenue	—	(656,983)
Other current and long term liabilities	(42,085)	(514,714)

Net cash used in operating activities	(59,000)	(611,692)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	9,000
Purchases of property and equipment	—	(1,744)
Patents and trademarks	(9,832)	(4,650)

Net cash (used in) provided by investing activities	(9,832)	2,606

Cash flows from financing activities:
Payment of capital lease	(6,095)	(2,285)

Net cash used in financing activities	(6,095)	(2,285)

Net decrease in cash and cash equivalents	(74,927)	(611,371)
Cash and cash equivalents, beginning of period	418,597	826,910

Cash and cash equivalents, end of period	$343,670	$215,539

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equipment acquired in exchange for a capital lease	$—	$18,277

Conversion of Series C Convertible Preferred Stock into common stock	$8,356	$—

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Management’s Liquidity Plans

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

Management’s Liquidity Plans - As of June 30, 2006, Andrea had working capital of $1,183,131 and cash and cash equivalents of $343,670. Andrea’s income from continuing operations was $10,427 for the quarter and Andrea incurred a loss of $43,217 for the first two quarters ended June 30, 2006. Andrea plans to continue to improve its cash flows during 2006 by placing heightened emphasis on its sales and marketing efforts.

As of August 9, 2006, Andrea has approximately $150,000 (unaudited) of cash. Management believes that Andrea has sufficient liquidity available to operate through at least June 2007.

While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction, production efficiencies and further diversification of its business. In the first quarter of 2005, Andrea made significant changes in its facilities (See Note 7). By Andrea assigning its lease in Melville, New York , and entering into a new lease in Bohemia, New York, the closing of its facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea reduced its annual cash expenses by approximately $1.1 million. Although the Company has improved cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required in 2007. Accordingly, if Andrea fails to develop additional revenues from sales of its products or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

Among other things, estimates are used in accounting for allowances for doubtful accounts, inventory obsolescence, product warranties, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition, future cash flows as well as the recording and presentation of convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

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

Loss Per Share - Basic loss per share is computed by dividing the net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common shares adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of June 30, 2006:

Options to purchase common stock	4,442,500
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	4,607,252
Series D Convertible Preferred Stock and related Warrants (Note 5)	10,472,632

Total potential common shares as of June 30, 2006	19,522,384

Stock-Based Compensation - At June 30, 2006, Andrea had two stock-based employee compensation plans which are described more fully in Note 3. Prior to 2006, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” Andrea followed the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” Under the intrinsic value method, no compensation expense was recognized through December 31, 2005 for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The cost will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123R requires entities to initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of the award will be re-measured at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has adopted this pronouncement effective January 1, 2006. The Company adopted the modified prospective transition method. The adoption of SFAS No. 123R did not effect the Company’s cash flows or financial position, but has had an adverse impact on results of operations. The result of adoption of this pronouncement was $1,016 and $4,741 of compensation expense for the quarter and half year ended June 30, 2006.

The proforma effect of expensing stock options on the Company’s results of operations using a Black-Scholes option-pricing model for the periods prior to the adoption of the SFAS 123R is presented in the following pro forma table:

	For the three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net loss attributable to common shareholders as reported	$(92,835)	$(329,892)
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of income tax	9,349	18,698

Pro forma net loss attributable to common shareholders	$(102,184)	$(348,590)

Basic and diluted net loss attributable to common shareholders per share as reported	$(.00)	$(.01)

Basic and diluted pro forma net loss attributable to common shareholders per share	$(.00)	$(.01)

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at June 30, 2006 and December 31, 2005.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 6% and 27% of the total net revenues for the three months ended June 30, 2006 and 2005, respectively and accounted for 7% of total accounts receivable at June 30, 2006. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 8% and 34% of the total net revenues for the six months ended June 30, 2006 and 2005, respectively. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 9% and 11% of the total sales for the three months ended June 30 2006 and 2005, respectively, and accounted for 16% of total accounts receivable at June 30, 2006. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 14% and 9% of the total sales for the six months ended June 30 2006 and 2005, respectively. Sales of superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 22% and 0% of the total sales for the three months ended June 30 2006 and 2005, respectively, and accounted for 35% of total accounts receivable at June 30, 2006. Sales of superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 12% and 0% of the total sales for the six months ended June 30, 2006 and 2005, respectively.

Andrea purchased a substantial portion of its finished goods from one supplier. Purchases from this supplier amounted to 86% and 87% of total purchases for the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, purchases from this supplier amounted to 76% and 70%, respectively, of total purchases. At June 30, 2006, the amount due to this supplier included in accounts payable was $286,508.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	June 30, 2006 (unaudited)	December 31, 2005 (audited)
Raw materials	$118,257	$112,929
Finished goods	1,386,198	1,239,890

	1,504,455	1,352,819

Less: reserve for obsolescence	(635,801)	(673,817)

	$868,654	$679,002

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

At June 30, 2006, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended June 30, 2006 and 2005, amortization expense was $117,744 and $117,504, respectively. For the six-month periods ended June 30, 2006 and 2005, amortization expense was $235,366 and $234,958, respectively.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income

Taxes” (SFAS No. 109). Specifically, FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and does not expect that the adoption of FIN 48 will have a significant impact on the Company’s condensed consolidated financial position and results of operations.

Note 3. Stock Plans and Stock Based Compensation

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

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At June 30, 2006, there were 1,401,653 shares available for further issuance under the 1998 Plan.

There were 15,000 and 75,000 stock options granted during the three and six-month periods ended June 30, 2006, respectively. There were no stock options granted during the three or six-month periods ended June 30, 2005. Compensation expense related to option awards was $1,016 and $4,741 for the quarter and half year ended June 30, 2006, respectively.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the three and six-month periods ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006

Expected life in years	7	7
Risk-free interest rates	5.02%	4.57%
Volatility	220.6%	219.8%
Dividend yield	0%	0%

Option activity during the three and six month periods ended June 30, 2006 is summarized as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price

At January 1, 2006	4,512,500	$1.71	7.74 years	4,182,500	$1.84

Granted	60,000	0.04
Cancelled	(145,000)	0.78

At March 31, 2006	4,427,500	1.72	7.30 years	4,287,500	$1.77

Granted	15,000	0.08
At June 30, 2006	4,442,500	1.71	7.06 years	4,367,500	$1.74

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method for the three and six-month periods ended June 30, 2006 is estimated at $0.08 and $0.05, respectively. There was no total intrinsic value for these options for the three and six months ended June 30, 2006.

The following table summarizes information about stock options outstanding at June 30, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.04	to	$0.06	2,345,000	9.03	$0.05	2,285,000	$0.05
0.07	to	0.11	265,000	7.64	0.09	250,000	0.10
0.12	to	0.17	425,000	7.96	0.13	425,000	0.13
0.28	to	0.43	35,000	6.87	0.34	35,000	0.34
0.44	to	0.65	70,000	6.45	0.57	70,000	0.57
0.66	to	1.00	342,500	5.59	0.69	342,500	0.69
1.52	to	2.28	75,000	4.78	1.75	75,000	1.75
2.29	to	3.43	10,000	4.43	3.30	10,000	3.30
3.44	to	5.16	7,500	0.08	5.00	7,500	5.00
5.17	to	7.75	632,500	2.80	6.03	632,500	6.03
7.76	to	11.65	40,000	3.11	8.25	40,000	8.25
11.66	to	17.49	195,000	1.86	14.28	195,000	14.28

$0.04	to	$17.49	4,442,500	7.06	$1.71	4,367,500	$1.74

The following table is the summary of the Company’s nonvested shares as of June 30, 2006 and changes during the first two quarters ended June 30, 2006:

	Options Outstanding	Weighted Average Exercise Price
Nonvested at January 1, 2006	330,000	$0.04
Granted	60,000	0.04
Vested	(330,000)	0.04

Nonvested at March 31, 2006	60,000	0.04

Granted	15,000	0.08
Nonvested at June 30, 2006	75,000	0.05

As of June 30, 2006, there was $2,859 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 Plan. That cost is expected to be recognized over the next 12 months. The total fair value of shares vested during the six months ended June 30, 2006 was $14,000.

During 2005 and 2004, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 400,000 shares of Common Stock with a fair market value of $0.05 and 176,472 shares of Common Stock with a fair market value of $0.17, respectively. Compensation expense related to these awards was $5,001 and $2,500 for the three months ended June 30, 2006 and 2005, respectively. Compensation expense related to these awards was $10,002 and $7,500 for the six months ended June 30, 2006 and 2005, respectively.

Note 4. Series C Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum was convertible into Common Stock at a conversion price of $0.30. This conversion price was subject to change based on various events, including the announcement of a major transaction or upon certain triggering events. In addition, upon announcement of a major transaction or upon certain triggering events, as defined, the investors had the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a defined redemption price. If Andrea were unable to effect such redemption, the Company would be subject to additional penalties. Due to these redemption features, the Series C Preferred Stock presented outside of shareholders’ equity prior to 2004.

On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement and that certain third party investors (the “Series C Investors”) had purchased 582.887593 shares of the Series C Preferred Stock from the original holder of such Series C Preferred Stock (the “Existing C Holder”). In the Acknowledgment and Waiver Agreement between Andrea and the Series C Investors, the terms of the Series C Preferred Stock would effectively be revised, which among other things would: (i) eliminate the holders’ security interest in Andrea’s assets; (ii) eliminate any right of holders of the Series C Preferred Stock to require a redemption of the Series C Preferred Stock, with two limited exceptions which are within Andrea’s control; (iii) eliminate the future increases, based on a rate of 5% per year of the Stated Value of the unconverted balance of the Series C Preferred Stock, of the shares of Common Stock issuable upon conversion of Series C Preferred Stock; and (iv) eliminate an existing election by a holder of Series C Preferred Stock to utilize a lower market price as the conversion price and reset the conversion price of the Series C Preferred Stock to $0.2551 per share of Common Stock from the existing $0.30 per share. As a result, the Series C Preferred Stock is classified as part of permanent equity.

On May 24, 2006, 5 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 228,758 shares of Common Stock at a conversion price of $0.2551. As of June 30, 2006, there were 100.701477 shares of Series C Preferred Stock outstanding and accrued dividends of $168,296, which were convertible into 4,607,252 shares of Common Stock.

Note 5. Series D Convertible Preferred Stock

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

As of June 30, 2006, there were 1,328,572 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,472,632 shares of Common Stock.

Note 6. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices, Inc. (“Analog”). These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog paid Andrea a total of $5 million in license fees during 2002. All license revenues were being recognized on a straight-line basis over three-years, $3.0 million of which started to be recognized during the first quarter of 2002, and $2.0 million which started in the third quarter of 2002. During the three months ended June 30, 2006 and June 30, 2005, $0 and $248,540, respectively of license revenues was recognized in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2006 and 2005, $0 and $656,983, respectively of license revenues was recognized in the accompanying condensed consolidated statements of operations.

In December 2002, we entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented Digital Super Directional Array (“DSDA®”) and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system allows users to carry on discussions at normal conversation levels, even in a noisy environment. During the three months ended June 30, 2006 and 2005 $14,280 and $2,680, respectively, of license revenues were recognized in the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2006 and 2005 $23,520 and $4,840, respectively, of license revenues were recognized in the accompanying unaudited condensed consolidated statements of operations.

In October 2004 we entered into a Production and Distribution Agreement with Creative Technology Ltd. (“Creative”). This agreement grants Creative a non-exclusive license to VoiceCenter as well as the right to purchase and resell certain of our other products. VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Dell to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with this configuration. In consideration of this agreement, Creative pays Andrea a royalty for each VoiceCenter license shipped with the Soundblaster Live. During the three months ended June 30, 2006 and 2005, Andrea recorded $114,252 and $0, respectively of licensing revenue related to this agreement was recognized in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2006 and 2005, Andrea recorded $204,353 and $0, respectively of licensing revenue related to this agreement was recognized in the accompanying condensed consolidated statements of operations.

In November 2004, Andrea entered into a license agreement with Analog to integrate its EchoStop technology with certain Analog products for one of Analog’s customers (“EchoStop Licensed Products”). As consideration of this license,

Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. During the first year of the agreement, Analog will pay Andrea a minimum of $100,000 in royalty payments, payable in payments of $25,000 per quarter. During the three months ended June 30, 2006 Andrea received the final $25,000 of the minimum royalty payment due under this agreement. Andrea will continue to receive royalty payments based on the number of EchoStop Licensed Products shipped until either party terminates the agreement per the terms of the agreement. During the three months ended June 30, 2006 and June 30, 2005, Andrea has recognized $25,000 and $0, respectively of revenues under this agreement. During the six months ended June 30, 2006 and June 30, 2005, Andrea has recognized $25,000 and $25,000, respectively of revenues under this agreement.

In January 2006, Andrea entered into a license agreement with Analog to integrate our DSDA and EchoStop technologies with certain of Analog products for specific Analog PC Original Equipment Manufacturer (“OEM”) customers (“DSDA/EchoStop Licensed Product”). In consideration of this license, Analog will pay Andrea a royalty for each DSDA/EchoStop Licensed Product shipped. During the three months ended June 30, 2006 and June 30, 2005, Andrea has recognized $12,500 and $0, respectively of revenues under this agreement. During the six months ended June 30, 2006 and June 30, 2005, Andrea has recognized $12,500 and $0, respectively of revenues under this agreement. When the royalties paid to Andrea from DSDA/EchoStop Licensed Products amount to $500,000, no further payments will be required under this agreement.

Note 7. Commitments And Contingencies

Leases

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its existing corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Andrea recorded a non-cash reversal of $330,807 related to deferred rent charges, proceeds from the sale of property and equipment of $9,000, a non-cash charge of $33,281 related to the write off of certain property and equipment including leasehold improvements related to this operating lease and a cash charge of $219,224 for lease termination costs. The net effect of these items of approximately $112,000 was included in operating expenses for the year ended December 31, 2005. Rent expense under this operating lease was $0 and $153,420 for the three and six-month periods ended June 30, 2005, respectively.

Additionally, in March 2005, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in October 2008. Rent expense under this operating lease was $19,873 and $39,166 for the three and six-month periods ended June 30, 2006, respectively. Rent expense under this operating lease for the three and six-month periods ended June 30, 2005 was $19,294.

As of June 30, 2006, the minimum lease payments under this lease and all non-cancelable operating leases are as follows:

Period ending December 31,	Amount

2006 (July to December 31)	$56,585
2007	99,807
2008	90,374
2009	89,557
2010	29,171

Total	$365,494

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expired June 2006. Pursuant to his employment agreement, Mr. Andrea received an annual base salary of $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, a minimum annual prorated bonus of $50,000 and an annual stock grant of 250,000 options. Mr. Andrea was also entitled to a change in control payment equal to one time his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea will not receive a $50,000 bonus for the periods ending December 31, 2005 and 2004, and instead will be entitled to $100,000 bonus when the Company has positive cash flows. At June 30, 2006, the future minimum cash commitments under this agreement aggregate $116,834 (including the unpaid portion of Mr. Andrea’s prorated 2006, 2005 and 2004 bonuses), of which $116,834 and $100,000 is included in other liabilities at June 30, 2006 and December 31, 2005, respectively. The Board is currently reviewing the terms for a new employment contract which is expected to be finalized shortly and contain similar terms to Mr. Andrea’s expired contract.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended June 30, 2006 and 2005:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006

Net revenues from external customers	$502,694	$736,981	$1,239,675
License Revenues	144,901	—	144,901
(Loss) income from operations	(81,733)	92,160	10,427
Depreciation and amortization	116,176	4,987	121,163
Assets	4,312,763	1,461,962	5,774,725
Total long lived assets	3,516,309	169,192	3,685,501

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005

Net revenues from external customers	$163,132	$589,960	$753,092
License Revenues	33,387	—	33,387
Amortization of license revenues	248,540	—	248,540
Loss from operations	(78,791)	(13,840)	(92,631)
Depreciation and amortization	119,422	8,522	127,944
Assets	4,825,984	1,121,850	5,947,834
Total long lived assets	3,979,678	179,286	4,158,964

The following represents selected condensed consolidated financial information for Andrea’s segments for the six-month periods ended June 30, 2006 and 2005:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006

Net revenues from external customers	$693,243	$1,473,099	$2,166,342
License Revenues	271,559	—	271,559
(Loss) income from operations	(231,175)	187,958	(43,217)
Depreciation and amortization	233,750	11,312	245,062

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005

Net revenues from external customers	$343,383	$1,240,376	$1,583,759
License Revenues	35,886	—	35,886
Amortization of license revenues	656,983	—	656,983
Loss from operations	(184,358)	(94,744)	(279,102)
Depreciation and amortization	241,825	21,927	263,752

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2006 and 2005, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2006	June 30, 2005

Net revenues:
United States	$739,887	$983,747
Foreign(1)	644,689	51,272

	$1,384,576	$1,035,019

Accounts receivable:
United States	$359,539	$404,352
Foreign	376,906	12,686

	$736,445	$417,038

(1)	Net revenue to any one foreign country did not exceed 10% of total revenues for the three month periods ended June 30, 2006 and 2005.

For the six-month periods ended June 30, 2006 and 2005, by geographic area, net revenues are as follows:

Geographic Data	June 30, 2006	June 30, 2005

Net revenues:
United States	$1,570,885	$2,173,208
Foreign(2)	867,016	103,420

	$2,437,901	$2,276,628

(2)	Net revenue to any one foreign country did not exceed 10% of total revenues for the six month periods ended June 30, 2006 and 2005.

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

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 6 of our unaudited condensed consolidated financial statements, for example). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At June 30, 2006 and December 31, 2005, our allowance for doubtful accounts was $18,565 and $18,856, respectively.

Inventories – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of $868,654 and $679,002 at June 30, 2006 and December 31, 2005 are net of reserves of $635,801 and $673,817, respectively. It is possible that additional charges to inventory may be recorded in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

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

At June 30, 2006, because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was not an impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $117,744 and $117,504 for the three-month periods ended June 30, 2006 and 2005, respectively. Amortization expense was $235,566 and $234,958 for the six-month periods ended June 30, 2006 and 2005, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next nine years. Trademarks and patents are amortized on a straight-line basis over 17 years. The net value of our core technology and patents and trademarks at June 30, 2006 is $3,310,659 and $350,302 respectively. The net value of our core technology and patents and trademarks at December 31, 2005 was $3,531,369 and $355,124, respectively.

Deferred Tax Assets – We currently have significant deferred tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statements of operations, but rather will result in an increase in additional paid-in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables and inventories is directly reflected in our segments’ (loss) income from operations. Although any charges related to our deferred tax assets are not reflected in our segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly affected by the actual and expected results of each segment.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 2006 (the “2006 Second Quarter”) compared to the three months ended June 30, 2005 (the “2005 Second Quarter”) and for the six months ended June 30, 2006 (the “2006 First Half”) compared to the six months ended June 30, 2005 (the “2005 First Half”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2006 Second Quarter were approximately $1.4 million versus approximately $1.0 million for the 2005 Second Quarter. Net loss attributable to common shareholders for the 2006 Second Quarter was $10,237, or $.00 per share on a basic and diluted basis, versus net loss attributable to common shareholders of $92,835, or $.00 per share on a basic and diluted basis for the 2005 Second Quarter. Our revenues for the 2006 First Half were approximately $2.4 million versus $2.3 million for the 2005 First Half. Net loss attributable to common shareholders for the 2006 First Half was $64,023, or $.00 per share on a basic and diluted basis, versus net loss attributable to common shareholders of $329,892, or $.01 per share on a basic and diluted basis for the 2005 First Half. We continue to explore opportunities to grow sales in other business areas and are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we made tremendous strides in cutting our expenses. By assigning our lease in Melville, New York, entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not generate positive cash flows and our net income or loss may be affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill (written off in entirety) and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. As a result of all of the above factors, we might continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to achieve profitable operations. To accomplish profitable operations we need to maintain/increase current revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. In 2005 we significantly cut our expenses. By assigning our lease in Melville, New York, and entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. As a result of the decrease in expenses and our increases in sales, we believe that we now have sufficient liquidity to continue our operations at least through June 2007, provided our revenues do not decline and our operating expenses do not increase. Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 58,512,333 were outstanding as of August 9, 2006. The number of shares outstanding does not include an aggregate of 20,924,037 shares of common stock that are issuable. This number of issuable common shares is equal to 36% of the 58,512,333 outstanding shares. These issuable common shares are comprised of: a) 4,442,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 1,401,653 shares reserved for future grants under our 1998 Stock Plan; c) 4,607,252 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 5,314,288 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of August 9, 2006, we had 100.701477 shares of Series C Preferred Stock, 1,328,572 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 15,079,884 shares, which would represent 26% of the then outstanding shares of common stock.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the three-month period ended June 30, 2006, and 2005, net revenues to customers outside the United States accounted for approximately 47% and 5% of our net revenues from continuing operations. For the six-month period ended June 30, 2006, and 2005, net revenues to customers outside the United States accounted for approximately 36% and 5%, respectively, of our net revenues from continuing operations. International revenues and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended June 30, 2006 compared to Quarter ended June 30, 2005 and Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005.

Revenues

Net Revenues for the 2006 Second Quarter, were $1,384,576, an increase of 34% from sales of $1,035,019 for the 2005 Second Quarter. Net Revenues for the 2006 Second Half were $2,437,901, an increase of 7% from the 2005 Second Half net revenues of $2,276,628. The increase in net revenues for the 2006 Second Quarter reflects a increase of 25% in net revenues of Andrea Anti-Noise Products, to $736,981, or 53% of net revenues and a 46% increase in net revenues of Andrea DSP Microphone and Software Products to $647,595, or 47% of total net revenues. The increase in net revenues for the 2006 First Half reflects an increase of 19% in net revenues of Andrea Anti-Noise Products and Software Products to $1,473,099, or 60% of net revenues and a 7% decrease in net revenues of Andrea DSP Microphone to $964,802, or 40% of net revenues. The quarterly increase in net revenues of Andrea DSP Microphone and Audio Software Products is primarily due to low margin product shipments to one of our OEM customers in the 2006 Second Quarter and revenue recognized related to our license agreements with Creative. These increases were offset in part by the decrease in amortization of licensing revenue recognized related to our agreements with Analog. The year to date decrease in net revenues of Andrea DSP Microphone and Audio Software Products is primarily related to the decrease in amortization of licensing revenue recognized related to our agreements with Analog partial offset by the increase of low margin product shipments to one of our OEM customers in the 2006 Second Quarter and revenue recognized related to our license agreements with Creative during the 2006 First Half. Licensing revenue recognized related to our agreements with Analog was $0 and $248,540 for the 2006 and 2005 Second Quarter, respectively and $0 and $656,983 for the 2006 and 2005 First Half, respectively. All license revenues were being recognized on a straight-line basis over three-years, $3 million of which started to be recognized during the first quarter of 2002, and $2 million of which started in the third quarter of 2002. The quarter and year to date increases in net revenues of Andrea Anti-Noise Headset Products are due to increased product shipments to several of our OEM customers as well as an increasing number of businesses utilizing distance learning and on-line collaboration software who, in turn, procure our noise canceling headset products.

Cost of Revenues

Cost of revenues as a percentage of sales for the 2006 Second Quarter increased to 56% from 40% for the 2005 Second Quarter. Cost of revenues as a percentage of sales for the 2006 Second Half increased to 52% from 38% for the 2005 Second Half. These increases primarily reflect the impact of the changes in the composition of our revenues as described under “Revenues” above.

Research and Development

Research and development expenses for the 2006 Second Quarter decreased 19% to $134,858 from $166,879 for the 2005 Second Quarter. Research and development expenses for the 2006 First Half were $268,393, a decrease of 28% from the 2005 First Half research and development expenses of $371,203. These decreases are primarily due to the closure of our Israel facility and the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement and, to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses as well as the Company’s strategic focus being re-directed towards sales and marketing efforts. For the 2006 Second Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $106,068, or 79% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $28,790, or 21% of total research and development expenses. For the 2006 First Half, the Andrea DSP Microphone and Audio Software Technology efforts were $209,605, or 78% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $58,788, or 22% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 16% to $460,895 for the 2006 Second Quarter from $548,801 for the 2005 Second Quarter. General, administrative and selling expenses for the 2006 First Half were $936,972, a decrease of 29% from the 2005 First Half general, administrative and selling expenses of $1,309,571. This quarter to quarter decrease is primarily related to the decrease in operation costs as a result of our new lease and to a lesser extent, other cost reduction efforts related to employee compensation and related benefit costs, legal and patent expenses, promotional costs, and depreciation expenses. The half year decrease is a result of these same reductions in operating costs as well as the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement.

Other expense

Other expense for the 2006 Second Quarter was $168 compared to $204 for the 2005 Second Quarter. Other expense for the 2006 First Half was $310 compared to $50,790 for the 2005 Second Half. The year to date decrease in other expense is the result of the loss in disposal of property and equipment in the 2005 First Quarter.

Provision for Income Taxes

The provision for income taxes in the 2006 Second Quarter is a result of our licensing revenues with Creative. These licensing revenues are subject to a 10% royalty tax as mandated by the United States Treaty with Singapore that is withheld from all licensing payments. For all other income taxes, we provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the condensed consolidated statements of operations, but rather will result in an increase in additional paid-in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

Net Loss

Net loss for 2006 Second Quarter was $10,237 compared to net loss of $92,835 for the 2005 Second Quarter. Net loss for the 2006 First Half was $64,023 compared to net loss of $329,892 for the 2005 First Half. The net loss for 2006 Second Quarter and 2006 First Half principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At June 30, 2006, we had cash and cash equivalents of $343,670 compared with $418,597 at December 31, 2005. The balance of cash and cash equivalents at June 30, 2006 is primarily a result of our cash provided from operations during the quarters ended September 30, 2005 and December 31, 2005 as well as the cash remaining from our issuance and sale of $2,500,000 of our Series D Preferred Stock and Warrants in 2004, partially offset by gross cash outflows from operations from the time of the issuance through the quarter ended June 30, 2005 and gross cash outflows from operations during the 2006 First Half.

Working capital balance at June 30, 2006 was $1,183,131 compared to a working capital balance of $992,636 at December 31, 2005. The increase in working capital reflects an increase in total current assets of $154,177 coupled with a decrease in total current liabilities of $36,318. The increase in total current assets reflects a decrease in cash and cash equivalents of $74,927, an increase in accounts receivable of $130,482, an increase in inventories of $189,652, and an decrease in prepaid expenses and other current assets of $91,030. The decrease in total current liabilities reflects an increase in trade accounts payable of $16,407, a $2,284 decrease in the short-term portion of capital lease and a decrease of $50,441 in other current liabilities. The decrease in cash and cash equivalents of $74,927 reflects $59,000 of net cash used in operating activities, $9,832 of net cash used in investing activities and $6,095 of net cash used in financing activities.

The cash used in operating activities of $59,000, excluding non-cash charges, is attributable to the $64,023 net loss for the six month period ended June 30, 2006, a $130,191 increase in accounts receivable, a $151,636 increase in inventories, a $91,030 decrease in prepaid expenses and other current assets, a $16,407 increase in accounts payable, and a $42,085 decrease in other current liabilities. The changes in receivables, inventories, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventories as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities reflects patents and trademarks expenditures of $9,832 associated with intellectual property.

The net cash used in financing activities of $6,095 reflects payment of our capital leases associated with communication related equipment.

We plan to continue to improve our cash flows during 2006 by identifying additional cost savings opportunities. Additionally we will be aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of August 9, 2006, Andrea has approximately $150,000 (unaudited) of cash and cash equivalents. During 2005, we utilized approximately $400,000 in cash. This cash balance included net lease termination cash expenditures of approximately $210,000, rent expense under our previous operating lease of approximately $150,000 partially offset by the settlement reached with the current owner of the Company’s former building in Long Island City to release approximately $110,000 of funds held in escrow. As a result, we believe that we have sufficient liquidity available to continue in operation through at least June 2007. To the extent that we do not generate sufficient cash flows from our operations in 2006, additional financing might be required. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the period covered by this Quarterly Report.

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

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name:	Douglas J. Andrea
Title:	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: August 14, 2006

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2006
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2006
Corisa L. Guiffre	Assistant Corporate Secretary