Form 10QSB
period 2006-09-30
ANDREA ELECTRONICS CORP
filed 2006-11-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 3, 2006, there are 58,512,333 common shares outstanding.

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$167,213	$418,597
Accounts receivable, net of allowance for doubtful accounts of $17,068 and $18,856, respectively	1,292,916	605,963
Inventories, net	940,920	679,002
Prepaid expenses and other current assets	87,403	218,621

Total current assets	2,488,452	1,922,183
Property and equipment, net	30,868	34,238
Intangible assets, net	3,547,203	3,886,493
Other assets, net	12,864	12,864

Total assets	$6,079,387	$5,855,778

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$592,231	$460,144
Short-term portion of capital lease	7,622	12,191
Other current liabilities	544,721	457,212

Total current liabilities	1,144,574	929,547
Capital lease, net of short-term portion	763	5,338

Total liabilities	1,145,337	934,885

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 100.7 and 105.7 shares, respectively; liquidation value: $1,007,015 and $1,057,015, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,328,572; liquidation value: $1,328,572	13,286	13,286
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 58,512,333 and 58,283,575, respectively	585,123	582,836
Additional paid-in capital	76,274,886	76,246,870
Accumulated deficit	(71,939,246)	(71,922,100)

Total shareholders’ equity	4,934,050	4,920,893

Total liabilities and shareholders’ equity	$6,079,387	$5,855,778

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
Net Product revenues	$1,486,680	$816,492	$3,653,022	$2,400,251
License revenues	205,771	26,715	477,330	62,601
Amortization of license revenues	—	56,301	—	713,284

Revenues	1,692,451	899,508	4,130,352	3,176,136
Cost of revenues	961,591	383,122	2,237,344	1,258,078

Gross margin	730,860	516,386	1,893,008	1,918,058

Research and development expenses	145,783	133,151	414,176	504,354

General, administrative and selling expenses	516,625	465,776	1,453,597	1,775,347

Income (loss) from operations	68,452	(82,541)	25,235	(361,643)

Other expense
Interest (expense) income, net	(1,129)	(618)	(1,439)	1,431
Loss on disposal of property and equipment, net	—	—	—	(52,839)

Other expense	(1,129)	(618)	(1,439)	(51,408)

Income (loss) before provision for income taxes	67,323	(83,159)	23,796	(413,051)

Provision for Income Taxes	(20,446)	—	(40,942)	—

Net income (loss)	$46,877	$(83,159)	$(17,146)	$(413,051)

Basic weighted average shares	58,512,333	57,883,575	58,391,669	57,883,575

Diluted weighted average shares	59,385,460	57,883,575	58,391,669	57,883,575

Basic and diluted net income (loss) per share	$.00	$(.00)	$(.00)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2006	105.701477	$1	1,328,572	$13,286	58,283,575	$582,836	$76,246,870	$(71,922,100)	$4,920,893

Conversions of Series C Convertible Preferred Stock	(5.000000)	—	—	—	228,758	2,287	6,069	—	8,356
Stock Option Grants	—	—	—	—	—	—	6,944	—	6,944
Amortization of Deferred Stock compensation	—	—	—	—	—	—	15,003	—	15,003
Net loss	—	—	—	—	—	—	—	(17,146)	(17,146)

Balance, September 30, 2006	100.701477	$1	1,328,572	$13,286	58,512,333	$585,123	$76,274,886	$(71,939,246)	$4,934,050

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(17,146)	$(413,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	366,028	390,839
Non-cash stock-based compensation expense	15,003	13,000
Non-cash employee stock option compensation expense	6,944	—
Provision for bad debt	(1,788)	(4,407)
Inventory reserve	(43,354)	(217,386)
Loss on disposal of property and equipment, net	—	52,839

Change in:
Accounts receivable	(685,165)	326,269
Inventories	(218,564)	331,580
Prepaid expenses and other current assets	131,218	93,605
Other assets, net	—	26,056
Trade accounts payable	132,087	168,145
Deferred revenue	—	(713,284)
Other current and long term liabilities	95,865	(459,142)

Net cash used in operating activities	(218,872)	(404,937)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	9,000
Purchases of property and equipment	(9,370)	(1,744)
Patents and trademarks	(13,998)	(7,781)

Net cash used in investing activities	(23,368)	(525)

Cash flows from financing activities:
Payment of capital lease	(9,144)	(4,569)

Net cash used in by financing activities	(9,144)	(4,569)

Net decrease in cash and cash equivalents	(251,384)	(410,031)

Cash and cash equivalents, beginning of period	418,597	826,910

Cash and cash equivalents, end of period	$167,213	$416,879

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equipment acquired in exchange for a capital lease	$—	$18,277

Conversion of Series C Convertible Preferred Stock into common stock	$8,356	$—

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

Management’s Liquidity Plans - As of September 30, 2006, Andrea had working capital of $1,343,878 and cash and cash equivalents of $167,213. Andrea’s income from operations was $68,452 and $25,235 for the quarter and first nine months ended September 30, 2006, respectively. Andrea plans to continue to improve its cash flows during 2006 by placing heightened emphasis on its sales and marketing efforts.

As of November 3, 2006, Andrea has approximately $150,000 (unaudited) of cash. Management believes that Andrea has sufficient liquidity available to operate through at least September 2007.

While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining opportunities for cost reduction, production efficiencies and further diversification of its business. In the first quarter of 2005, Andrea made significant changes in its facilities (See Note 7). By Andrea assigning its lease in Melville, New York , and entering into a new lease in Bohemia, New York, the closing of its facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea reduced its annual cash expenses by approximately $1.1 million. Although the Company has improved cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required in 2007. Accordingly, if Andrea fails to develop additional revenues from sales of its products or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

Earnings (loss) Per Share - Basic earnings (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	September 30, 2006	September 30, 2005
Total potential common shares:
Options to purchase common stock	2,090,000	5,082,500
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	4,607,252	4,836,010
Series D Convertible Preferred Stock and related Warrants (Note 5)	10,472,632	10,472,632

Total potential common shares as of September 30, 2006	17,169,884	20,391,142

The following table sets forth the components used in the computation of basic and diluted earnings per share for the quarter ended September 30, 2006:

Numerator:
Net income	$46,877

Denominator:
Weighted average shares	58,512,333
Effect of dilutive securities:
Employee stock options	873,127

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	59,385,460

The above computation was not necessary for the three months ended September 30, 2005 or the nine months ended September 30, 2006 and 2005 as the periods had a net loss.

Stock-Based Compensation - At September 30, 2006, Andrea had three stock-based employee compensation plans, which are described more fully in Note 3. Effective, January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company amortizes sock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R. In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation. Additionally, effective with the adoption of SFAS 123R excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.

Prior to January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans applying the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with APB 25, no stock-based compensation expense was recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The adoption of SFAS No. 123R did not effect the Company’s cash flows or financial position, but has had an adverse impact on results of operations. The result of adoption of this pronouncement was $2,203 and $6,944 of compensation expense for the quarter and first nine months ended September 30, 2006, which is included in general, administrative and selling expenses in the accompanying condensed consolidated statement of operations.

The proforma effect of expensing stock options on the Company’s results of operations using a Black-Scholes option-pricing model for the periods prior to the adoption of the SFAS 123R is presented in the following pro forma table:

	For the three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss to common shareholders as reported	$(83,159)	$(413,051)
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of income tax	91,849	110,547

Pro forma net loss attributable to common shareholders	$(175,008)	$(523,598)

Basic and diluted net loss per share as reported	$(.00)	$(.01)

Basic and diluted pro forma net loss per share	$(.00)	$(.01)

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at September 30, 2006 and December 31 2005.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 5% and 17% of the total net revenues for the three months ended September 30, 2006 and 2005, respectively and accounted for 4% of total accounts receivable at September 30, 2006. Revenues related to the recognition of deferred revenue as well as other service related revenues to one customer were approximately 7% and 29% of the total net revenues for the nine months ended September 30, 2006 and 2005, respectively. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 8% and 9% of the total sales for the three months ended September 30 2006 and 2005, respectively, and accounted for 6% of total accounts receivable at September 30, 2006. Sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 11% and 9% of the total sales for the nine months ended September 30 2006 and 2005, respectively. Sales of superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 44% and 0% of the total sales for the three months ended September 30 2006 and 2005, respectively, and accounted for 55% of total accounts receivable at September 30, 2006. Sales of superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 25% and 0% of the total sales for the nine months ended September 30, 2006 and 2005, respectively. Licensing revenues and other sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 10% and 0% of the total sales for the three months ended September 30 2006 and 2005, respectively, and accounted for 8% of total accounts receivable at September 30, 2006. Licensing revenues and other sales of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 11% and 1% of the total sales for the nine months ended September 30, 2006 and 2005, respectively.

Andrea purchased a substantial portion of its finished goods from one supplier. Purchases from this supplier amounted to 79% and 35% of total purchases for the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, purchases from this supplier amounted to 77% and 64%, respectively, of total purchases. At September 30, 2006, the amount due to this supplier included in accounts payable was $382,805.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
Raw materials	$127,842	$112,929
Work-in-process	—	—
Finished goods	1,443,541	1,239,890

	1,571,383	1,352,819

Less: reserve for obsolescence	(630,463)	(673,817)

	$940,920	$679,002

Intangible and Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), a new cost basis for the impaired asset will be established. This new cost basis will be net of any recorded impairment.

At September 30, 2006, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended September 30, 2006 and 2005, amortization expense was $117,923 and $117,610, respectively. For the nine-month periods ended September 30, 2006 and 2005, amortization expense was $353,289 and $352,567, respectively.

Reclassifications – Certain accounts in the prior period’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements. These reclassifications have no effect on the Company’s previously reported consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and does not expect that the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 is not expected to have a material effect on its consolidated financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), subject to approval by the shareholders at the Company’s stockholders’ meeting scheduled for November 16, 2006. The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. As of November 3, 2006, there have been no grants under this plan.

There were 0 and 75,000 stock options granted during the three and nine-month periods ended September 30, 2006, respectively. There were 2,335,000 granted during the three and nine-month periods ended September 30, 2005. Compensation expense recognized related to option awards was $2,203 and $6,944 for the quarter and first nine months ended September 30, 2006, respectively, which is included in general, administrative and selling expenses in the accompanying condensed consolidated statement of operations.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the three-month period ended September 30, 2005. There were no stock options granted during the three month period ended September 30, 2006.

September 30, 2005
Expected life in years	5
Risk-free interest rates	4.16%
Volatility	222%
Dividend yield	0%

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the nine-month periods ended September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005
Expected life in years	7	5
Risk-free interest rates	4.57%	4.16%
Volatility	220%	222%
Dividend yield	0%	0%

The following table is the summary of the Company’s option activity during the first three quarters ended September 30, 2006:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
At January 1, 2006	4,512,500	$1.71	7.74 years	4,182,500	$1.84

Granted	60,000	0.04
Cancelled	(145,000)	0.78

At March 31, 2006	4,427,500	1.72	7.30 years	4,287,500	$1.77

Granted	15,000	0.08
At June 30, 2006	4,442,500	1.71	7.06 years	4,367,500	$1.74

Cancelled	(7,500)	5.00

At September 30, 2006	4,435,000	1.70	6.91 years	4,390,000	$1.73

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method for the nine-month period ended September 30, 2006 is estimated at $0.05. There were no options granted during the quarter ended September 30, 2006. There was no total intrinsic value for these options for the nine months ended September 30, 2006.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.04 to $ 0.06	2,345,000	8.88	$0.05	2,315,000	$0.05
0.07 to 0.11	265,000	7.95	0.10	250,000	0.10
0.12 to 0.17	425,000	7.71	0.13	425,000	0.13
0.28 to 0.43	35,000	6.62	0.34	35,000	0.34
0.44 to 0.65	70,000	6.20	0.57	70,000	0.57
0.66 to 1.00	342,500	5.34	0.69	342,500	0.69
1.52 to 2.28	75,000	4.53	1.75	75,000	1.75
2.29 to 3.43	10,000	4.18	3.30	10,000	3.30
5.17 to 7.75	632,500	2.55	6.03	632,500	6.03
7.76 to 11.65	40,000	2.85	8.25	40,000	8.25
11.66 to 17.49	195,000	1.61	14.28	195,000	14.28

$ 0.04 to $ 17.49	4,435,000	6.91	$1.70	4,390,000	$1.73

The following table is the summary of the Company’s nonvested shares as of September 30, 2006 and changes during the first three quarters ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price
Nonvested at January 1, 2006	330,000	$0.04
Granted	60,000	0.04
Vested	(330,000)	0.04

Nonvested at March 31, 2006	60,000	0.04

Granted	15,000	0.08
Nonvested at June 30, 2006	75,000	0.05

Vested	(30,000)	0.04

Nonvested at September 30, 2006	45,000	0.05

As of September 30, 2006, there was $656 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 Plan. That cost is expected to be recognized over the next nine months. The total fair value of shares vested during the nine months ended September 30, 2006 was $1,200.

During 2005 and 2004, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 400,000 shares of Common Stock with a fair market value of $0.05 and 176,472 shares of Common Stock with a fair market value of $0.17, respectively. Compensation expense related to these awards was $5,001 and $0 for the three months ended September 30, 2006 and 2005, respectively. Compensation expense related to these awards was $15,003 and $13,000 for the nine months ended September 30, 2006 and 2005, respectively. Compensation expense related to these awards is included in general, administrative and selling expenses in the accompanying condensed consolidated statement of operations.

Note 4. Series C Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a 5% per annum increase in the stated value, which sum was convertible into Common Stock at a conversion price of $0.30. This conversion price was subject to change based on various events, including the announcement of a major transaction or upon certain triggering events. In addition, upon announcement of a major transaction or upon certain triggering events, as defined, the investors had the right to require Andrea to redeem all or a portion of the investors’ Series C Preferred Stock at a defined redemption price. If Andrea was unable to effect such redemption, the Company would be subject to additional penalties. Due to these redemption features, the Series C Preferred Stock was presented outside of shareholders’ equity prior to 2004.

On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement and that certain third party investors (the “Series C Investors”) had purchased 582.887593 shares of the Series

C Preferred Stock from the original holder of such Series C Preferred Stock (the “Existing C Holder”). In the Acknowledgment and Waiver Agreement between Andrea and the Series C Investors, the terms of the Series C Preferred Stock would effectively be revised, which among other things would: (i) eliminate the holders’ security interest in Andrea’s assets; (ii) eliminate any right of holders of the Series C Preferred Stock to require a redemption of the Series C Preferred Stock, with two limited exceptions which are within Andrea’s control; (iii) eliminate the future increases, based on a rate of 5% per year of the Stated Value of the unconverted balance of the Series C Preferred Stock, of the shares of Common Stock issuable upon conversion of Series C Preferred Stock; and (iv) eliminate an existing election by a holder of Series C Preferred Stock to utilize a lower market price as the conversion price and reset the conversion price of the Series C Preferred Stock to $0.2551 per share of Common Stock from the existing $0.30 per share. As a result of the Acknowledgement and Waiver Agreement, the Series C Preferred Stock outstanding is classified as part of shareholders’ equity in the accompanying condensed consolidated balance sheets.

On May 24, 2006, 5 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 228,758 shares of Common Stock at a conversion price of $0.2551. As of September 30, 2006, there were 100.701477 shares of Series C Preferred Stock outstanding and accrued dividends of $168,296, which were convertible into 4,607,252 shares of Common Stock.

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

As of September 30, 2006, there were 1,328,572 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,472,632 shares of Common Stock.

Note 6. Licensing Agreements

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices, Inc. (“Analog”). These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog paid Andrea a total of $5 million in license fees during 2002. All license revenues were being recognized on a straight-line basis over three-years, $3.0 million of which started to be recognized during the first quarter of 2002, and $2.0 million which started in the third quarter of 2002. During the three months ended September 30, 2006 and September 30, 2005, $0 and $56,301, respectively of license revenues was recognized in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2006 and 2005, $0 and $713,284, respectively of license revenues was recognized in the accompanying condensed consolidated statements of operations.

In December 2002, we entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented Digital Super Directional Array (“DSDA®“) and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system allows users to carry on discussions at normal conversation levels, even in a noisy environment. During the three months ended September 30, 2006 and 2005 $4,840 and $960, respectively, of license revenues were recognized in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2006 and 2005 $28,360 and $5,800, respectively, of license revenues were recognized in the accompanying condensed consolidated statements of operations.

In October 2004 we entered into a Production and Distribution Agreement with Creative Technology Ltd. (“Creative”). This agreement grants Creative a non-exclusive license to VoiceCenter as well as the right to purchase and resell certain of our other products. VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Dell to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with this configuration. In consideration of this agreement, Creative pays Andrea a royalty for each VoiceCenter license shipped with the Soundblaster Live. During the three months ended September 30, 2006 and 2005, Andrea recorded $172,126 and $437, respectively of licensing revenue related to this agreement was recognized in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2006 and 2005,

Andrea recorded $376,749 and $436, respectively of licensing revenue related to this agreement was recognized in the accompanying condensed consolidated statements of operations.

In November 2004, Andrea entered into a license agreement with Analog to integrate its EchoStop technology with certain Analog products for one of Analog’s customers (“EchoStop Licensed Products”). As consideration of this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. During the first year of the agreement, Analog will pay Andrea a minimum of $100,000 in royalty payments, payable in payments of $25,000 per quarter. During the three months ended June 30, 2006 Andrea received the final $25,000 of the minimum royalty payment due under this agreement. Andrea will continue to receive royalty payments based on the number of EchoStop Licensed Products shipped until either party terminates the agreement per the terms of the agreement. During the three months ended September 30, 2006 and September 30, 2005, Andrea has recognized $0 and $25,000, respectively of revenues under this agreement. During the nine months ended September 30, 2006 and September 30, 2005, Andrea has recognized $25,000 and $50,000, respectively of revenues under this agreement.

In January 2006, Andrea entered into a license agreement with Analog to integrate our DSDA and EchoStop technologies with certain of Analog products for specific Analog PC Original Equipment Manufacturer (“OEM”) customers (“DSDA/EchoStop Licensed Product”). In consideration of this license, Analog will pay Andrea a royalty for each DSDA/EchoStop Licensed Product shipped. During the three months ended September 30, 2006 and September 30, 2005, Andrea has recognized $12,500 and $0, respectively of revenues under this agreement. During the nine months ended September 30, 2006 and September 30, 2005, Andrea has recognized $25,000 and $0, respectively of revenues under this agreement. When the royalties paid to Andrea from DSDA/EchoStop Licensed Products amount to $500,000, no further payments will be required under this agreement.

Note 7. Commitments And Contingencies

Leases

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its existing corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Andrea recorded a non-cash reversal of $330,807 related to deferred rent charges, proceeds from the sale of property and equipment of $9,000, a non-cash charge of $33,281 related to the write off of certain property and equipment including leasehold improvements related to this operating lease and a cash charge of $219,224 for lease termination costs. The net effect of these items of approximately $112,000 was included in operating expenses for the year ended December 31, 2005. Rent expense under this operating lease was $0 and $153,420 for the three and nine-month periods ended September 30, 2005, respectively.

Additionally, in March 2005, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in October 2008. Rent expense under this operating lease was $19,873 and $59,039 for the three and nine-month periods ended September 30, 2006, respectively. Rent expense under this operating lease for the three and nine-month periods ended September 30, 2005 was $19,294 and $38,588, respectively. As of September 30, 2006, the future minimum lease payments under this lease and all non-cancelable operating leases are as follows:

Period ending December 31,	Amount
2006 (October to December 31)	$28,293
2007	99,807
2008	90,374
2009	89,557
2010	29,171

Total	$337,202

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expired June 2006. Pursuant to his employment agreement, Mr. Andrea received an annual base salary of $200,000 per annum through August 3, 2005 and $225,000 per annum thereafter, a minimum annual prorated bonus of $50,000 and an annual stock grant of 250,000 options. Mr. Andrea was also entitled to a change in control payment equal to one time his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea will not receive a $50,000 bonus for the periods ending December 31, 2005 and 2004, and instead will be entitled to $100,000 bonus when the Company has positive cash flows. At September 30, 2006, the future minimum cash commitments under this agreement aggregate $116,167 (including the unpaid portion of Mr. Andrea’s prorated 2006, 2005 and 2004 bonuses), of which $116,167 and $100,000 is included in other liabilities at September 30, 2006 and December 31, 2005, respectively.

In November 2006, the Company entered into an employment agreement with the Chairman of the Board, Douglas J. Andrea. The employment agreement expires July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum. In addition, upon execution of the employment agreement, Mr. Andrea is entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. In addition, subject to stockholder approval of the Company’s proposed 2006 Equity Compensation Plan at the Company’s stockholder meeting scheduled for November 16, 2006, an additional 1,000,000 stock options will be granted to Mr. Andrea as soon as practicable after stockholder approval of the plan. These stock options will vest ratably over a 3-year period. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control and subsequent termination of employment other than for cause. At September 30, 2006, the future minimum cash commitments under this agreement aggregate $562,500, of which $12,500 is included in other liabilities at September 30, 2006.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended September 30, 2006 and 2005:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006
Net revenues from external customers	$915,875	$570,805	$1,486,680
License Revenues	205,771	—	205,771
Income from operations	45,117	23,335	68,452
Depreciation and amortization	116,161	4,805	120,966
Assets	4,361,135	1,718,252	6,079,387
Total long lived assets	3,405,072	172,999	3,578,071

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net revenues from external customers	$256,060	$560,432	$816,492
License Revenues	26,715	—	26,715
Amortization of License Revenues	56,301	—	56,301
(Loss) income from operations	(130,411)	47,870	(82,541)
Depreciation and amortization	118,955	8,132	127,087
Assets	4,839,259	1,172,095	6,011,354
Total long lived assets	3,860,840	174,167	4,035,007

The following represents selected condensed consolidated financial information for Andrea’s segments for the nine-month periods ended September 30, 2006 and 2005:

Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006
Net revenues from external customers	$1,609,118	$2,043,904	$3,653,022
License Revenues	477,330	—	477,330
(Loss) income from operations	(186,058)	211,293	25,235
Depreciation and amortization	349,911	16,117	366,028

	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net revenues from external customers	$599,443	$1,800,808	$2,400,251
License Revenues	62,601	—	62,601
Amortization of License Revenues	713,284	—	713,284
Loss from operations	(314,769)	(46,874)	(361,643)
Depreciation and amortization	360,780	30,059	390,839

Management assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2006 and 2005, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2006	September 30, 2005
Net revenues:
United States	$673,102	$847,050
Foreign(*)	1,019,349	52,458

	$1,692,451	$899,508

Accounts receivable:
United States	$262,964	$342,609
Foreign(*)	1,029,952	24,659

	$1,292,916	$367,268

*	Net revenue to the People’s Republic of China and Singapore represented 38% and 10%, respectively of total revenues for the three-month periods ended September 30, 2006.

For the nine-month periods ended September 30, 2006 and 2005, by geographic area, net revenues are as follows:

Geographic Data	September 30, 2006	September 30, 2005
Net revenues:
United States	$2,113,762	$3,020,258
Foreign(*)	2,016,590	155,878

	$4,130,352	$3,176,136

*	Net revenue to the People’s Republic of China and Singapore represented 19% and 10%, respectively of total revenues for the nine-month periods ended September 30, 2006.

Note 9. Option and Stock Grants to Directors, Officers and Employees

On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three-year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, a term of 10 years and the fair value of these options is $120,000.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. At September 30, 2006 and December 31, 2005, our allowance for doubtful accounts was $17,068 and $18,856, respectively.

Inventories – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. Inventories of $940,920 and $679,002 at September 30, 2006 and December 31, 2005 are net of reserves of $630,463 and $673,817, respectively. It is possible that additional charges to inventory may be recorded in the future if there are further declines in market conditions.

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

At September 30, 2006, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $117,923 and $117,610 for the three-month periods ended September 30, 2006 and 2005, respectively. Amortization expense was $353,289 and $352,567 for the nine-month periods ended September 30, 2006 and 2005, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next nine years. Trademarks and patents are amortized on a straight-line basis over 17 years. The net value of our core technology and patents and trademarks at September 30, 2006 is $3,200,303 and $346,900 respectively. The net value of our core technology and patents and trademarks at December 31, 2005 was $3,531,369 and $355,124, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2006 (the “2006 Third Quarter”) compared to the three months ended September 30, 2005 (the “2005 Third Quarter”) and for the nine months ended September 30, 2006 (the “2006 First Nine Months”) compared to the nine months ended September 30, 2005 (the “2005 First Nine Months”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our revenues for the 2006 Third Quarter were approximately $1.7 million versus approximately $0.9 million for the 2005 Third Quarter. Net income for the 2006 Third Quarter was $46,877, or $.00 per share on a basic and diluted basis, versus net loss of $83,159, or $.00 per share on a basic and diluted basis for the 2005 Third Quarter. Our revenues for the 2006 First Nine Months were approximately $4.1 million versus $3.2 million for the 2005 First Nine Months. Net loss for the 2006 First Nine Months was $17,146, or $.00 per share on a basic and diluted basis, versus net loss of $413,051, or $.01 per share on a basic and diluted basis for the 2005 First Nine Months. We continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we made tremendous strides in cutting our expenses. By assigning our lease in Melville, New York, entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not generate positive cash flows and our net income or loss may be affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill (written off in entirety) and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. As a result of all of the above factors, we might continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to achieve profitable operations. To accomplish profitable operations we need to maintain/increase current revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. In 2005 we significantly cut our expenses. By assigning our lease in Melville, New York, and entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. As a result of the decrease in expenses and our increases in sales, we believe that we now have sufficient liquidity to continue our operations at least through September 2007, provided our revenues do not decline and our operating expenses do not increase. Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 58,512,333 were outstanding as of November 3, 2006. The number of shares outstanding does not include an aggregate of 30,916,537 shares of common stock that are issuable. This number of issuable common shares is equal to 53% of the 58,512,333 outstanding shares. These issuable common shares are comprised of: a) 5,435,000 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan and 1998 Stock Plan; b) 401,653 shares reserved for future grants under our 1998 Stock Plan; c) 10,000,000 shares reserved for future grants under our 2006 Stock Plan; d) 4,607,252 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; e) 5,314,288 shares of common stock issuable upon conversion of the Series D Preferred Stock; and f) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of November 3, 2006, we had 100.701477 shares of Series C Preferred Stock, 1,328,572 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 15,079,884 shares, which would represent 26% of the then outstanding shares of common stock.

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

We generate significant revenues to regions outside the United States, particularly in Asia. For the three-month period ended September 30, 2006, and 2005, net revenues to customers outside the United States accounted for approximately 60% and 6%, respectively, of our net revenues from continuing operations. For the nine-month period ended September 30, 2006, and 2005, net revenues to customers outside the United States accounted for approximately 49% and 5%, respectively, of our net revenues from continuing operations. International revenues and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended September 30, 2006 compared to Quarter ended September 30, 2005 and Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005.

Net Revenues

Net Revenues for the 2006 Third Quarter, were $1,692,451, an increase of 88% from net revenues of $899,508 for the 2005 Third Quarter. Net Revenues for the 2006 First Nine Months were $4,130,352, an increase of 30% from the 2005 First Nine Months net revenues of $3,176,136. The increase in net revenues for the 2006 Third Quarter reflects an increase of 2% in net revenues of Andrea Anti-Noise Products, to $570,805, or 34% of net revenues and a 231% increase in net revenues of Andrea DSP Microphone and Software Products to $1,121,646, or 66% of total net revenues. The increase in net revenues for the 2006 First Nine Months reflects an increase of 14% in net revenues of Andrea Anti-Noise Products and Software Products to $2,043,904, or 49% of net revenues and a 73% increase in net revenues of Andrea DSP Microphone to $2,086,448, or 51% of net revenues. $736,890 and $1,036,112 of the increases in net revenues for the three months and nine months ended September 30, 2006, respectively of Andrea DSP Microphone and Audio Software Products are due to low margin product shipments to one of our OEM customers. $172,126 and $376,479 of the increases in net revenues for the three months and nine months ended September 30, 2006, respectively of Andrea DSP Microphone and Audio Software Products relate to revenue recognized related to our license agreements with Creative. These increases in net revenues of Andrea DSP Microphone and Audio Software Products offset in part by the decrease in amortization of licensing revenue recognized related to our agreements with Analog. Licensing revenue recognized related to our December 2001 and March 2002 agreements with Analog was $56,301 and $713,284 for the 2006 Third Quarter and 2006, First Nine Months respectively. The quarter and year to date increases in net revenues of Andrea Anti-Noise Headset Products are due to increased product shipments to several of our OEM customers as well as an increasing number of businesses utilizing distance learning and on-line collaboration software who, in turn, procure our noise canceling headset products.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the 2006 Third Quarter increased to 57% from 43% for the 2005 Third Quarter. Cost of revenues as a percentage of sales for the 2006 First Nine Months increased to 54% from 40% for the 2005 First Nine Months. These increases primarily reflect the impact of the changes in the composition of our revenues as described under “Revenues” above.

Research and Development

Research and development expenses for the 2006 Third Quarter increased 10% to $145,783 from $133,151 for the 2005 Third Quarter. Research and development expenses for the 2006 First Nine Months were $414,176, a decrease of 18% from the 2005 First Nine Months research and development expenses of $504,354. The quarter to quarter increase is primarily due to increased compensation and related benefit costs and legal and patent expenses. The year to date decrease is primarily due to the closure of our Israel facility and the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement. For the 2006 Third Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $117,236, or 80% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $28,547, or 20% of total research and development expenses. For the 2006 First Nine Months, the Andrea DSP Microphone and Audio Software Technology efforts were $326,841, or 79% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $87,335, or 21% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 11% to $516,625 for the 2006 Third Quarter from $465,776 for the 2005 Third Quarter. General, administrative and selling expenses for the 2006 First Nine Months were $1,453,597, a decrease of 18% from the 2005 First Nine Months general, administrative and selling expenses of $1,775,347. This quarter to quarter increase is primarily due to increased compensation and related benefit costs, legal expenses and information technology expenses. The year to date decrease is primarily related to the decrease in operation costs as a result of our new lease.

Other expense

Other expense for the 2006 Third Quarter was $1,129 compared to $618 for the 2005 Third Quarter. Other expense for the 2006 First Nine Months was $1,439 compared to $51,408 for the 2005 First Nine Months. The year to date decrease in other expense is the result of the loss in disposal of property and equipment in the 2005 First Quarter.

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

Net Income (loss)

Net income for 2006 Third Quarter was $46,877 compared to net loss of $(83,159) for the 2005 Third Quarter. Net loss for the 2006 First Nine Months was $(17,146) compared to net loss of $(413,051) for the 2005 First Nine Months. The net income for 2006 Third Quarter and net loss for the 2006 First Nine Months principally reflects the factors described above.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners and are expected to be gross cash flows from operations going forward. At September 30, 2006, we had cash and cash equivalents of $167,213 compared with $418,597 at December 31, 2005. The balance of cash and cash equivalents at September 30, 2006 is primarily a result of our cash provided from operations during the quarters ended September 30, 2005 and December 31, 2005 as well as the cash remaining from our issuance and sale of $2,500,000 of our Series D Preferred Stock and Warrants in 2004, partially offset by gross cash outflows from operations from the time of the issuance through the quarter ended June 30, 2005 and gross cash outflows from operations during the 2006 First Nine Months.

Working capital balance at September 30, 2006 was $1,343,878 compared to a working capital balance of $992,636 at December 31, 2005. The increase in working capital reflects increases in total current assets and total current liabilities of $566,269 and $215,027, respectively. The increase in total current assets reflects a decrease in cash and cash equivalents of $251,384, an increase in accounts receivable of $686,953, an increase in inventories of $261,918, and a decrease in prepaid expenses and other current assets of $131,218. The increase in total current liabilities reflects an increase in trade accounts payable of $132,087, a $4,569 decrease in the short-term portion of capital lease and an increase of $87,509 in other current liabilities.

The decrease in cash and cash equivalents of $251,384 reflects $218,872 of net cash used in operating activities, $23,368 of net cash used in investing activities and $9,144 of net cash used in financing activities.

The cash used in operating activities of $218,872, excluding non-cash charges, is attributable to the $17,146 net loss for the nine month period ended September 30, 2006, a $685,165 increase in accounts receivable, a $218,564 increase in inventories, a $131,218 decrease in prepaid expenses and other current assets, a $132,087 increase in accounts payable, and a $95,865 increase in other current liabilities. The changes in receivables, inventories, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventories as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $23,368 reflects a $9,370 capital expenditure associated with molds for our Andrea Anti Noise Headset business line and $13,998 of patents and trademarks expenditures associated with intellectual property for both our Andrea DSP Microphone and Audio Software and Andrea Anti Noise Headset business lines.

The net cash used in financing activities of $9,144 reflects payments of our capital leases associated with communication related equipment.

We plan to continue to improve our cash flows during 2006 by examining opportunities for cost reduction, production efficiencies and further diversification of our business. Additionally we will be aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of November 3, 2006, Andrea has approximately $150,000 (unaudited) of cash and cash equivalents. During 2005, we utilized approximately $400,000 in cash. This cash balance included net lease termination cash expenditures of approximately $210,000, rent expense under our previous operating lease of approximately $150,000 partially offset by the settlement reached with the current owner of the Company’s former building in Long Island City to release approximately $110,000 of funds held in escrow. As a result, we believe that we have sufficient liquidity available to continue in operation through at least September 2007. To the extent that we do not generate sufficient cash flows from our operations in 2006, additional financing might be required. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name:	Douglas J. Andrea
Title:	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2006

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2006
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2006
Corisa L. Guiffre	Assistant Corporate Secretary