Form 10KSB
period 2006-12-31
ANDREA ELECTRONICS CORP
filed 2007-03-28
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Common Stock, par value $.01 per share

Title of class

Check whether the issuer is not required to file reports Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $5,735,290.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,141,779 based upon the closing price of $0.14 as quoted on the Over the Counter Market on March 26, 2007.

The number of shares outstanding of the registrant’s Common Stock as of March 26, 2007, was 59,121,857.

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

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software business – Our patented and patent-pending digital noise canceling technologies enable a speaker to be several feet from the microphone, and free the speaker from having to hold the microphone (we refer to this capability as “far-field” microphone use). Our Digital Super Directional Array (“DSDA”) and Pure Audio microphone products convert sound received by an array of microphones into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and Pure Audio, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller which enables speaker phone functionality with technology for canceling unwanted stationary noises.

All of our digital, far-field microphone technologies are software-based and operate using either a dedicated DSP or a general purpose processor (for example, the Intel Pentium). The software, which may encompass one or all of our far-field noise canceling technologies, can be applied to improve the performance of a single microphone or multiple microphones. In addition, our digital, far-field, noise canceling technologies can be tailored and implemented into various form factors, for example, into the monitor of a PC, a personal digital assistant, a rear view mirror or, and can be used individually or combined depending on particular customer requirements.

We are currently targeting our far-field technologies at 1) the desktop computing market (primarily through our relationship with Analog Devices, Inc. (“Analog Devices”), 2) the video and audio conferencing market and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication and other devices within vehicles. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our Active Noise Cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues of such technologies and products during the years ended December 31, 2006 and 2005 approximated 55% and 39%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product business – Our headset microphone products help to ensure clear speech in personal computer and telephone headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone products use electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard noise canceling headset products, these products comprise our Andrea Anti-Noise Headset Product segment. During the years ended December 31, 2006 and 2005, our Andrea Anti-Noise Headset Product segment approximated 45% and 61%, respectively, of our total net revenues.

For more financial information regarding our operating segments, see Note 14 of the audited consolidated financial statements.

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

We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located several feet from the person speaking, or far-field microphone technology. Applications in this area include:

•	continuous speech dictation to personal computers;

•	multiparty video teleconferencing and software that allows participants to see and jointly communicate; and

•	cellular hands free interfaces for automobiles, home and office automation.

We believe that an increasing number of these devices will be introduced into the marketplace during the next several years.

Our Strategy

Our strategy is to:

•	maintain and extend our market position with our Andrea DSP Microphone and Audio Software technologies and products and our higher margin Andrea Anti-Noise products;

•	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products and Andrea Anti-Noise products;

•	broaden our Andrea DSP Microphone and Audio Software product lines and Andrea Anti-Noise product lines through a more modest but still a healthy level of internal research and development;

•	design our products to satisfy specific end-user requirements identified by our collaborative partners; and

•	outsource manufacturing of our products in order to reduce fixed overhead and achieve economies of scale.

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

The success of our strategy will depend on our ability to, among other things:

•	increase net revenues of Andrea DSP Microphone and Audio Software products and our line of existing Andrea Anti-Noise products;

•	continue to contain costs;

•	introduce additional Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products;

•	maintain the competitiveness of our technologies through focused and targeted research and development; and

•	achieve widespread adoption of our products and technologies.

Our Technologies

We design our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise products to transmit voice signals with the high level of quality, intelligibility and reliability required by the broad range of voice-based applications in computing and telecommunications. We achieve this through the use of several audio technologies that employ software processes that are proprietary to us. Software processes of this type are commonly referred to as algorithms.

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

SuperBeam™. SuperBeam is a highly accurate digital algorithm that forms an acoustic beam that extends from the microphone to the speech source in an environment. We believe SuperBeam provides a fixed noise reduction microphone solution for the typical acoustic environment found in room environments in which speech is used, such as in offices and homes. The microphone beam is generated by processing multiple microphone samples through pre-established digital filters and adding the outputs. The result is an optimum speech enhancement and noise reduction solution to a predefined setting. Because the beam is able to adapt to changes in the acoustic environment, this technology is called adaptive beamforming.

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

ANC Products. All of our ANC products are sold through our internal contact center. Two of our higher end ANC headset products incorporate a dual microphone housing design that optimizes the acoustic performance of the sound output with tenor and base attributes that are set, or pre-equalized, at the time of manufacture.

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

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing. For example, we have arrangements and/or relationships with Analog Devices, Ericsson Inc. and Creative Labs. We are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

Clever Devices Procurement Agreement. In March 2001, we entered into a procurement agreement with Clever Devices to be the microphone supplier for its SpeakEasy II™ mass transit bus communication system. The integrated communication system utilizes Andrea Electronics’ high performance digital microphone system to enable the clear voice communications in high noise, mass transit environments. Andrea Electronics’ digital microphone array, which incorporates its DSDA and PureAudio algorithms, reduces mass transit noises such as tire, engine and wind noise, as well as interfering passenger voices. As part of the agreement, Andrea provided Clever Devices with a proprietary digital signal processor reference design and a patented microacoustic mechanical design to be integrated with the SpeakEasy™ II communication system. Clever Devices is not obligated to procure any minimum quantity of product from us under our procurement agreement. During 2006 and 2005 our sales to Clever Devices of this communication system and related products were $174,253 and $177,071, respectively.

Analog Devices License Agreements. In December 2001 and March 2002, we entered into two license agreements with Analog Devices to be their provider of noise canceling technologies for use with certain of their computer audio product offerings. These license agreements relate to Andrea Electronics’ high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. In accordance with our agreements, Analog Devices paid us a total of $5 million in license fees during calendar 2002. During 2006 and 2005, license revenue recognized under these license agreements were $0 and $713,284, respectively. Revenues related to the recognition of the deferred revenue as well as other service related revenues to Analog Devices were approximately 8% and 24% of the total net revenues for the year ended December 31, 2006 and 2005, respectively. There will be no further revenue recognized related to these licensing agreements.

In November 2004, we entered into a license agreement with Analog Devices to integrate our VoiceCenter technology with one of Analog’s audio codec products for one of Analog Devices’ customers (“VoiceCenter Licensed Product”). In consideration for this license Analog will pay Andrea a royalty for each VoiceCenter Licensed Product shipped. During the year ended December 31, 2005, we recognized $7,468 of revenues under this agreement.

In November 2004, Andrea entered into a license agreement with Analog to integrate its EchoStop technology with certain Analog products for one of Analog’s customers (“EchoStop Licensed Products”). As consideration of this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. During the first year of the agreement, Analog will pay Andrea a minimum of $100,000 in royalty payments, payable in payments of $25,000 per quarter. During the three months ended June 30, 2006 Andrea received the final $25,000 of the minimum royalty payment due under this agreement. Andrea will continue to receive royalty payments based on the number of EchoStop Licensed Products shipped until either party terminates the agreement per the terms of the agreement. During the years ended December 31, 2006 and 2005, Andrea has recognized $34,017 and $75,000, respectively of revenues under this agreement.

In January 2006, Andrea entered into a license agreement with Analog to integrate our DSDA and EchoStop technologies with certain of Analog products for specific Analog PC Original Equipment Manufacturer (“OEM”) customers (“DSDA/EchoStop Licensed Product”). In consideration of this license, Analog will pay Andrea a royalty for each DSDA/EchoStop Licensed Product shipped. During the years ended December 31, 2006 and 2005, Andrea has recognized $100,000 and $0, respectively of revenues under this agreement. When the royalties paid to Andrea from DSDA/EchoStop Licensed Products amount to $500,000, no further payments will be required under this agreement.

Ericsson Inc. License Agreement. In December 2002, we entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented DSDA and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system allows users to carry on discussion at normal conversation levels, even in a noisy environment. In 2006, Ericsson Inc. purchased certain assets and liabilities of Marconi Communication Inc. In conjunction with this purchase, Andrea, Marconi Communications Inc. and Ericsson Inc. executed a Novation Agreement in which the 2002 license agreement is now between Ericsson and Andrea. During the year ended December 31, 2006 and 2005, we recorded $30,800 and $6,240, respectively, of licensing revenue related to this agreement.

Creative Technology Ltd. Production and Distribution Agreement. In October 2004 we entered into a Production and Distribution Agreement with Creative Technology Ltd. This agreement was modified in January 2005 to incorporate additional license rights. This agreement grants Creative a non-exclusive license to VoiceCenter as well as the right to purchase and resell certain of our other products. VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Dell to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with this configuration. The features of PureAudio and DSDA will be distributed in certain of Creative’s other products to enable optimized far-field voice input. In consideration for this agreement Creative will pay Andrea a royalty for each VoiceCenter license shipped with their Soundblaster Live. During the years ended December 31, 2006 and 2005, we recorded $582,569 and $586 of licensing revenue related to this agreement, respectively.

Samsung Electronics Co., Ltd License Agreement. In October 2005, Andrea entered into a license agreement with Samsung Electronics Co., LTD (“Samsung”) to integrate our DSDA and EchoStop technologies with certain notebook/laptop PC products incorporating directional microphone and speaker phone functions for use in conjunction with PC software voice driven applications. During the years ended December 31, 2006 and 2005, Andrea has recognized $29,844 and $0, respectively of revenues under this agreement.

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

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2006 and 2005, total research and development expenses were $571,288 and $638,884, respectively. During 2007, we expect research and development expenses to remain at the same level when compared to 2006. We expect this will occur as a result of our overall plan to improve cash flows by containing our expenses. Additionally, most of Andrea’s core technology is already developed, therefore, heightened emphasis will be placed on application engineering, sales and marketing activity and less emphasis on research and development. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 6 – Management’s Discussion and Analysis or Plan of Operation.”

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

Production Operations

In 2006 and 2005, all of our assembly operations were done with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2006, we had 16 employees, of whom 3 were engaged in production and related operations, 4 were engaged in research and development, and 9 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees we utilize 6 independent consultants, 3 of whom are sales representatives and 3 who are engaged in research and development activities.

ITEM 2.	DESCRIPTION OF PROPERTY

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its previous corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Additionally, in March 2005 Andrea entered into a new lease for its new corporate headquarters, which is located in Bohemia, New York. The lease is for approximately 11,000 square feet of leased space, which houses our production operations, research and development activities, sales, administration and executive offices. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 12 to our Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

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

On November 16, 2006, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals Douglas J. Andrea (51,678,506 shares for, 910,946 shares withheld); Gary A. Jones (51,674,129 shares for, 915,323 shares withheld); Louis Libin (51,693,506 shares for, 895,946 shares withheld); Joseph J. Migliozzi (51,858,466 shares for, 730,986 shares withheld); Jonathan D. Spaet (51,696,056 shares for, 893,396 shares withheld). The shareholders approved the Andrea Electronics Corporation 2006 Equity Compensation Plan (11,655,705 shares for, 2,290,926 shares against, 292,136 shares abstained and 38,350,685 broker non votes). In addition, the shareholders ratified the selection of Marcum & Kliegman LLP as the Company’s independent accountants for the year ended December 31, 2006 (51,851,779 shares for, 543,266 shares against, and 194,407 shares abstained).

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin for the eight fiscal quarters ended December 31, 2006. On March 26, 2007, there were approximately 470 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2005	$0.07	$0.06
June 30, 2005	$0.06	$0.04
September 30, 2005	$0.06	$0.04
December 31, 2005	$0.06	$0.03
March 31, 2006	$0.09	$0.03
June 30, 2006	$0.17	$0.06
September 30, 2006	$0.13	$0.06
December 31, 2006	$0.16	$0.09

No cash dividends were paid on Andrea’s Common Stock in 2006 or 2005.

During the three months ended December 31, 2006, the Company did not repurchase any of its common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our Critical Accounting Policies

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if: 1) it requires assumptions to be made that were uncertain at the time the estimate was made; and 2) changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s consolidated results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all the Company’s accounting polices or estimates.

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (for example, see Note 9 of our consolidated financial statements). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2006 and 2005, our allowance for doubtful accounts were $16,704 and $18,856 respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $1,088,778 and $679,002 at December 31, 2006 and 2005 are net of reserves of $591,980 and $673,817, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – Statement of Financial Accounting Standards (“SFAS”), No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, Andrea compared the sum of an undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2006 and 2005, respectively.

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

Contingencies - We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue with the assistance of legal counsel. The amount of any reserves may change in the future due to new developments in each matter.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 and other items set forth in this Report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the year ended December 31, 2006 were approximately $5.7 million versus $4.3 million in the year ended December 31, 2005. Net income for the year ended December 31, 2006 was approximately $19,000, or $0.00 per share on a basic and diluted basis, versus net loss of approximately $628,000, or $0.01 per share on a basic and diluted basis for the year ended December 31, 2005. We continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. In the first quarter of 2005 we made tremendous strides in cutting our expenses. By assigning our lease in Melville, New York, entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. Although we are improving cash flows by reducing overall expenses, if our revenues decline we may not generate positive cash flows and our net income or loss may be affected. Furthermore, our acquisition in 1998 of Lamar Signal Processing, Ltd. (“Lamar”) resulted in a substantial amount of goodwill (written off in entirety) and other intangible assets. The amortization of these intangible assets has had, and will continue to have, a negative, non-cash impact on our results of operations. As a result of all of the above factors, we might continue to accumulate losses and the market price of our common stock could decline and/or continue to fluctuate.

If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations. To continue to achieve profitable operations we need to maintain/increase current net revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. In 2005 we significantly cut our expenses. By assigning our lease in Melville, New York, and entering into our new lease in Bohemia, New York, closing our facility in Israel, moving our facility in Utah and other related operational expense reductions, effective April 2005, we reduced our annual cash expenses by approximately $1.1 million. As a result of the decrease in expenses and our increases in revenues, we believe that we now have sufficient liquidity to continue our operations at least through December 2007, provided our net revenues do not decline and our operating expenses do not increase. Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 59,121,857 were outstanding as of March 26, 2007. The number of shares outstanding does not include an aggregate of 30,307,013 shares of common stock that are issuable. This number of issuable common shares is equal to 51% of the 59,121,857 outstanding shares. These issuable common shares are comprised of: a) 7,590,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 9,984 shares reserved for future grants under our 1998 Stock Plan; c) 8,070,000 shares reserved for future grants under our 2006 Stock Plan; d) 4,607,252 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; e) 4,871,432 shares of common stock issuable upon conversion of the Series D Preferred Stock; and f) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related warrants may result in substantial dilution to other holders of our common stock.

As of March 26, 2007, we had 100.701477 shares of Series C Preferred Stock, 1,217,858 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 14,637,028 shares, which would represent 25% of the then outstanding shares of common stock.

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

If we fail to commercialize and fully market our Andrea DSP Microphone and Audio Software products, or continue to develop, and not fully market, Andrea Anti-Noise Headset products, our net revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

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

We rely on a combination of patents, patent applications, trade secrets, copyrights, trademarks, and nondisclosure agreements with our employees, independent contractors, licensees and potential licensees, limited access to and dissemination of our proprietary information, and other measures to protect our intellectual property and proprietary rights. However, the steps that we have taken to protect our intellectual property may not prevent its misappropriation or circumvention. In addition, numerous patents have been granted to other parties in the fields of noise cancellation, noise reduction, computer voice recognition, digital signal processing and related subject matter. We expect that products in these fields will increasingly be subject to claims under these patents as the numbers of products and competitors in these fields grow and the functionality of products overlap. Claims of this type could have an adverse effect on our ability to manufacture and market our products or to develop new products and technologies, because the parties holding these patents may refuse to grant licenses or only grant licenses with onerous royalty requirements. Moreover, the laws of other countries do not protect our proprietary rights to our technologies to the same extent as the laws of the United States.

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

We generate revenues to regions outside the United States, particularly in Europe and areas in the Americas and Asia. For the years ended December 31, 2006 and 2005, net revenues to customers outside the United States accounted for approximately 49% and 8%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may result in additional expenses, which as a smaller public company many be disproportionately high.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls as of December 31, 2007 and requires that we have such system of internal controls audited beginning with our Annual Report on 10-KSB for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act of 2002 also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Results Of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Net revenues for the year ended December 31, 2006, were $5,735,290, an increase of 33% from net revenues of $4,307,985 for the year ended December 31, 2005. This increase in net revenues reflects a less than 1% decrease in net revenues of Andrea Anti-Noise Products to $2,591,055, or 45% of total net revenues, and a 84% increase in net revenues of Andrea DSP Microphone and Audio Software Products, to $3,144,235, or 55% of total net revenues. $1,442,112 of the increase in net revenues for the year ended December 31, 2006 of Andrea DSP Microphone and Audio Software Products are due to low margin product shipments to one of our OEM customers. $582,569 of the increases in net revenues for the year ending December 31, 2006 of Andrea DSP Microphone and Audio Software Products relate to revenue recognized related to our license agreements with Creative. These increases in net revenues of Andrea DSP Microphone and Audio Software Products offset in part by the decrease in amortization of licensing revenue recognized related to our agreements with Analog. Licensing revenue recognized related to our December 2001 and March 2002 agreements with Analog was $713,284 for the year ending December 31, 2005.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the year ended December 31, 2006 increased to 54% from 46% for the year ended December 31, 2005. The cost of revenues as a percentage of net revenues for the year ended December 31, 2006 for Andrea Anti-Noise Products is 60% compared to 56% for the year ended December 31, 2005. The cost of revenues as a percentage of net revenues for the year ended December 31, 2006 for Andrea DSP Microphone and Audio Software Products is 49% compared to 32% for the year ended December 31, 2005. These increases primarily reflect the impact of the changes in the composition of our net revenues as described under “Revenues” above.

Research and Development

Research and development expenses for the year ended December 31, 2006 decreased 11% to $571,288 from $638,884 for the year ended December 31, 2005. These decreases are primarily due to the closure of our Israel facility and the reversal of non-cash deferred rent charges relating to our assignment of lease and assumption agreement. For the year ended December 31, 2006, the decrease in research and development expenses reflects a 7% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $447,669, or 78% of total research and development expenses and a 22% decrease in our Andrea Anti-Noise Headset Product efforts to $123,619, or 22% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 13% to $1,963,977 for the year ended December 31, 2006 from $2,253,208 for the year ended December 31, 2005. This decrease is primarily related to the decrease in operation costs as a result of our new lease partially offset by the increase in costs relating to expensing stock options. . For the year ended December 31, 2006, the decrease reflects a 9% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $1,217,205, or 62% of total general, administrative and selling expenses and a 19% decrease in our Andrea Anti-Noise Headset Product efforts to $746,772, or 38% of total general, administrative and selling expenses.

Other Expense

Other expense, net for the year ended December 31, 2006 was $2,899 compared to $50,620 for the year ended December 31, 2005. The year to date decrease in other expense is the result of the loss in disposal of property and equipment in the 2005 First Quarter.

Provision for Income Taxes

The provision for income taxes in the year ending December 31, 2006 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned (as defined in Note 9 to our consolidated financial statements). There is no provision for income taxes for the year ending December 31, 2005, as we did not have revenue subject to these withholding taxes in 2005. For all other income taxes, we provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid-in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

Net Income (loss)

Net income for the year ended December 31, 2006 was $18,666 compared to a net loss of $627,508 for the year ended December 31, 2005. The net income for the year ended December 31, 2006 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners and are expected to be gross cash flows from operations going forward. At December 31, 2006, we had cash and cash equivalents of $303,678 compared with $418,597 at December 31, 2005. The balance of cash and cash equivalents at December 31, 2006 is primarily a result of our cash provided from operations, partially offset by gross cash outflows from operations during the year ended December 31, 2006

Working capital balance at December 31, 2006 was $1,562,083 compared to a working capital of $992,636 at December 31, 2005. The increase in working capital reflects an increase in total current assets of $677,293 and an increase in total current liabilities of $107,846. The increase in total current assets reflects a decrease in cash and cash equivalents of $114,919, an increase in accounts receivable of $233,636, an increase in inventory of $409,776, and an increase in prepaid expenses of $148,800. The increase in total current liabilities reflects an increase in trade accounts payable of $159,015, a decrease in the current portion of capital lease of $7,123, and a decrease of $35,690 in other current liabilities.

The decrease in cash and cash equivalents of $114,919 reflects $58,092 of net cash used in operating activities, $44,366 of net cash used by investing activities and $12,461 of net cash used by financing activities.

The cash used in operating activities of $58,092, excluding non-cash charges, is primarily attributable to the $18,666 net income for the year ended December 31, 2006, a $231,484 increase in accounts receivable, a $327,939 increase in inventory, a $148,800 increase in prepaid expenses and other current assets, a $159,015 increase in accounts payable, and a decrease of $44,046 in other current liabilities. The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines. Additionally, we secured better pricing on certain inventory items by purchasing in bulk.

The cash used by investing activities of $44,366 reflects an increase in property and equipment of $21,598 and an increase in patents and trademarks of $22,768. The increase in property and equipment reflects capital expenditure associated with molds for our Andrea Anti Noise Headset business line and computer related. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The net cash used by financing activities of $12,461 reflects payments of our capital leases associated with communication related equipment.

We plan to continue to improve our cash flows during 2007 by aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of March 26, 2007, Andrea has approximately $500,000 (unaudited) of cash and cash equivalents. During 2006, we utilized approximately $115,000 in cash. We believe that we have sufficient liquidity available to continue in operation through at least December 2007. To the extent that we do not generate sufficient cash flows from our operations in 2007, additional financing might be required. Although we are improving cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Inflation

Inflation should not have a significant impact on our operating results.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. We are in the process of evaluating the impact of the application of the Interpretation on our consolidated financial statements and we are currently not in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS No. 157 is encouraged. We are currently evaluating the expected effect of SFAS No. 157 on our consolidated financial statements and are currently not yet in a position to determine such effects.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. We are currently evaluating the expected effect of FSP EITF 00-19-02 on our consolidated financial statements and are currently not yet in a position to determine such effects.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. We do not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNACE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information on the Directors of the Company follows (all Directors serve for a one-year term; ages are as of December 31, 2006):

Douglas J. Andrea, age 44, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Gary A. Jones, age 61, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

Louis Libin, age 48, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union (the ITU) in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers (IEEE), and is a member of the National Society of Professional Engineers.

Joseph J. Migliozzi, age 57, has been a Director of the Company since September 2003. He operates his own management consulting firm since 2001. From 1997 to 2001 Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant. The Company’s Board of Directors has determined that Mr. Migliozzi is an audit committee financial expert under the rules of the Securities and Exchange Commission. Mr. Migliozzi is independent as defined under the Securities Exchange Act of 1934.

Jonathan D. Spaet, age 50, has been a Director of the Company since 2003. He is Vice-President of Advertising Sales for Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that was starting a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group.

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 34, has been the Company’s Vice President and Chief Financial Officer of the Company since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company she was part of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

The executive officers of the Company are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2006 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2006, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2006.

Code of Business Ethics and Conduct

Andrea Electronics has adopted a Code of Business Ethics and Conduct. See Exhibits to this Annual Report on Form 10-KSB.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last fiscal year relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers whose total compensation was over $100,000 during the year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Options (1)	Total
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary	2006	$255,000	$35,516	$61,082	$351,598
Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary	2006	$96,923	$—	$4,886	$101,809

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for 2,000,000 and 400,000 options in 2006 for Mr. Andrea and Ms. Guiffre, respectively, based upon a fair value of each option of $0.12 using the Black-Scholes option pricing model. The weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 247%; risk-free rate, 5.07%; and expected life in years of 7 years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options for each named executive officer outstanding as of December 31, 2006. None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2006.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($/share)	Option expiration date
Douglas J. Andrea	150,000	—		$5.375	4-01-2007
	50,000	—		$14.625	3-03-2008
	100,000	—		$14.125	6-08-2008
	100,000	—		$6.250	3-23-2009
	50,000	—		$5.375	8-17-2009
	75,000	—		$6.875	4-14-2010
	50,000	—		$6.000	8-01-2010
	250,000	—		$0.690	1-31-2012
	400,000	—		$0.130	6-14-2014
	250,000	—		$0.100	8-04-2014
	250,000	—		$0.040	8-04-2015
	600,000	—		$0.050	8-10-2015
	—	1,000,000	(1)	$0.120	11-02-2016
	—	1,000,000	(1)	$0.120	11-16-2016
Corisa L. Guiffre	25,000	—		$7.125	11-22-2009
	10,000	—		$6.875	4-14-2010
	10,000	—		$6.000	8-01-2010
	10,000	—		$1.780	3-19-2011
	25,000	—		$0.690	1-31-2012
	250,000	—		$0.050	8-10-2015
	—	400,000	(2)	$0.120	11-16-2016

(1)	The stock options vest 33.3% from and after August 1, 2007, 33.3% from and after August 1, 2008 and 33.4% from and after August 1, 2009
(2)	The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was November 16, 2006.

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expired June 2006. Pursuant to this Employment Agreement, Mr. Andrea received a 2006 annual base salary of $225,000 per annum, a minimum annual prorated bonus of $50,000. Mr. Andrea was also entitled to a change in control payment equal to one times his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea did not receive a $50,000 bonus for the periods ended December 31, 2005 and 2004, and instead is entitled to $100,000 bonus when the Company has positive cash flows and such payment would not cause the Company to receive a “have going concern” audit opinion language for the Company’s their financial statements, as determined by the Board of Directors in its sole discretion. This bonus may be payable in lump sum or over time as determined by the Board of Directors in its sole discretion and consistent with the intent of the Amendment 1. At December 31, 2006, $115,000 is owed to Mr. Andrea under this agreement.

In November 2006, the Company entered into an employment agreement with the Chairman of the Board, Douglas J. Andrea. The employment agreement expires July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum. In addition, upon execution of the employment agreement, Mr. Andrea is entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. On November 16, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control. At December 31, 2006, $6,349 is owed to Mr. Andrea under this agreement

In November 1999, the Company entered into an change in control agreement with the Chief Financial Officer, Corisa L. Guiffre. This agreement provides for a change in control payment equal to three times her average annual compensation for the five preceding taxable years with continuation of health and medical benefits for three years in the event of a change in control of the Company, as defined in the agreement, and subsequent termination of employment other than for cause.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2006 fiscal year.

Director	Fees Earned of Paid in Cash	Stock Awards (1)	Stock Option Awards (2)	Total
Gary A Jones	$2,000	$5,000	$407	$7,407
Louis Libin	$2,000	$5,000	$1,334	$8,334
Joseph J. Migliozzi	$2,000	$5,000	$2,352	$9,352
Jonathan D. Spaet	$1,750	$5,000	$407	$7,157

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for 166,668 and 400,000 shares of stock granted in 2006 and 2005, respectively.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for 16,667, 16,667 and 41,667 options in 2006 for Messrs. Jones, Migliozzi and Spaet, respectively, based upon a fair value of each option of $0.12 using the Black-Scholes option pricing model and 40,000 options in 2005 for Messrs. Libin and Migliozzi based upon a fair value of each option of $0.05 using the Black-Scholes option pricing model. The assumptions used in the valuation of the 2006 options were as follows: dividend yield, 0%; expected volatility, 247%; risk-free rate, 5.07%; and expected life in years of 7 years. The assumptions used in the valuation of the 2005 options were as follows: dividend yield, 0%; expected volatility, 220%; risk-free rate, 4.47%; and expected life in years of 5 years. At December 31, 2006, Messrs. Jones, Libin, Migliozzi and Spaet held 161,667, 150,000, 216,667 and 126,667 options to purchase shares of common stock.

Annual Retainer and Meeting Fees for Non-Employee Directors.

The following tables set forth the applicable retainers and fees that will be paid to non-employee directors for their service on the Board of Directors of the Company during 2007. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$5,000 (paid in the form of common stock)
Fee per Board Meeting (Regular or Special)	$500
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Compensation and Nomination and Governance Committees	$2,500 (paid in the form of stock options) (1)
Additional Annual Retainer for the Chairperson of the Audit Committee	$5,000 (paid in the form of stock options) (1)

(1)	Stock option grants will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, an eighteen-month vesting period and a term of 10 years.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 26, 2007, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Douglas J. Andrea	261,014	(2)	2,325,000	4.2%
Corisa L. Guiffre	2,750		330,000	*
Gary A. Jones	198,704		145,000	*
Louis Libin	141,667		150,000	*
Joseph J. Migliozzi	181,079		175,000	*
Jonathan D. Spaet	181,079		110,000	*
Current directors and executive officers as a group (6 persons)	966,293		3,235,000	6.7%

*Less	than 1%
(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 59,121,857 shares of Company common stock, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 26, 2007, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.
(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 26, 2007, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)	Percent of Common Stock and Common Stock Equivalents Outstanding (2)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	—		5,722,159	9.7%

Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000	(4)	—	9.1%

(1)	The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.
(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 59,121,857 shares of Company common stock, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.
(3)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 26, 2007. Based on Company records as of March 26, 2007, Alpha Capital has 5,312,153 common stock equivalents from Series C Preferred Stock, Series D Preferred Stock and related warrants. See footnote (1) above, for limitations on the conversion of such commons stock equivalents.
(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of March 26, 2007, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options. warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
• Equity compensation plans approved by security holders	7,590,001	$1.05	8,079,984
• Equity compensation plans not approved by security holders	—	—	—

Total	7,590,001	$1.05	8,079,984

ITEM 12.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors are independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 13.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.9	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1	Securities Purchase Agreement, dated as of June 10, 1998, relating to the sale of the Registrant’s 6% Convertible Notes due June 10, 2000 (with forms of Note and Registration Rights Agreement attached thereto) (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-3, No. 333-61115, filed August 10, 1998)

4.2	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2	1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.3	Change in Control Agreement, dated as of November 22, 1999, by and between Corisa L. Guiffre and the Registrant

10.4	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.5	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.6	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.7	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.9	Employment Agreement, dated as of June 14, 2004, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.0 of the Registrant’s Form 10QSB filed on August 13, 2005)

10.10	Amendment 1 dated March 29, 2006 to Employment Agreement, dated as of June 14, 2004, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10KSB filed on March 31, 2006)

10.11	2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006.

10.12	Employment Agreement, dated as of November 11, 2006, by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-KK filed on November 8, 2006)

Exhibit Number	Description
14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10KSB filed April 15, 2005)

21.0	Subsidiaries of Registrant

23.1	Consent of Independent Public Accountants

31.0	Rule 13a-14(a)/15d – 14(a) Chief Executive Officer and Chief Financial Officers

32.0	Section 1350 Certifications

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2006 and 2005 by Marcum & Kliegman LLP:

Marcum & Kliegman LLP	2006	2005
Audit Fees	$122,000	$117,500
Audit-related fees	$3,500	$—
Tax fees	$—	$—
All other fees	$—	$—

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

During the year ended December 31, 2006, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee of the Board of Directors and Shareholders of

Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 2006 and 2005, and the results its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
Melville, New York
March 26, 2007

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$303,678	$418,597
Accounts receivable, net of allowance for doubtful accounts of $16,704 and $18,856, respectively	839,599	605,963
Inventories, net	1,088,778	679,002
Prepaid expenses and other current assets	367,421	218,621

Total current assets	2,599,476	1,922,183
Property and equipment, net	39,243	34,238
Intangible assets, net	3,437,432	3,886,493
Other assets, net	12,864	12,864

Total assets	$6,089,015	$5,855,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$619,159	$460,144
Short-term portion of capital lease	5,068	12,191
Other current liabilities	413,166	457,212

Total current liabilities	1,037,393	929,547
Capital Lease	—	5,338

Total liabilities	1,037,393	934,885

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 100.7 and 105.7 shares, respectively; liquidation value: $1,007,015 and $1,057,015, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,242,858 and 1,328,572 shares, respectively; liquidation value: $1,242,858 and $1,328,572, respectively	12,429	13,286
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 59,021,857 and 58,283,575 shares, respectively	590,219	582,836
Additional paid-in capital	76,352,407	76,246,870
Accumulated deficit	(71,903,434)	(71,922,100)

Total shareholders’ equity	5,051,622	4,920,893

Total liabilities and shareholders’ equity	$6,089,015	$5,855,778

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005
Revenues
Net product revenues	$4,954,906	$3,496,047
License revenues	780,384	98,654
Amortization of license revenues	—	713,284

Revenues	5,735,290	4,307,985
Cost of revenues	3,115,273	1,992,781

Gross margin	2,620,017	2,315,204
Research and development expenses	571,288	638,884
General, administrative and selling expenses	1,963,977	2,253,208

Income (loss) from operations	84,752	(576,888)

Other expense
Other expense (income), net	2,899	(2,219)
Loss on disposal of property and equipment, net	—	52,839

Other expense	2,899	50,620

Income (loss) before provision for income taxes	81,853	(627,508)
Provision for income taxes	63,187	—

Net income (loss)	$18,666	$(627,508)

Basic weighted average shares	58,470,811	57,949,328

Diluted weighted average shares	68,325,677	57,949,328

Basic and diluted net income (loss) per share	$0.00	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2005	105.701477	$1	1,328,572	$13,286	57,883,575	$578,836	$76,231,536	$(71,294,592)	$5,529,067
Stock Grant to Outside Directors and related amortization	—	—	—	—	400,000	4,000	9,334	—	13,334
Amortization of Stock Option Grants	—	—	—	—	—	—	6,000	—	6,000
Net loss	—	—	—	—	—	—	—	(627,508)	(627,508)

Balance, December 31, 2005	105.701477	1	1,328,572	13,286	58,283,575	582,836	76,246,870	(71,922,100)	4,920,893
Conversions of Series C Convertible Preferred Stock	(5.00000)	—	—	—	228,758	2,287	6,069	—	8,356
Conversions of Series D Convertible Preferred Stock	—	—	(85,714)	(857)	342,856	3,429	(2,572)	—	—
Stock Grant to Outside Directors and related amortization	—	—	—	—	166,668	1,667	18,333	—	20,000
Amortization of Stock Option Grants	—	—	—	—	—	—	83,707	—	83,707
Net Income	—	—	—	—	—	—	—	18,666	18,666

Balance, December 31, 2006	100.701477	$1	1,242,858	$12,429	59,021,857	$590,219	$76,352,407	$(71,903,434)	$5,051,622

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$18,666	$(627,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	488,422	515,060
Non-cash stock compensation expense	103,707	19,334
Provision for bad debt	(2,152)	(4,774)
Inventory reserve	(81,837)	123,932
Loss on disposal of property and equipment, net	—	52,839
Reversal of deferred rent related to re-location	—	(330,807)
Change in:
Accounts receivable	(231,484)	87,941
Inventories	(327,939)	112,971
Prepaid expenses and other current assets	(148,800)	103,746
Other assets, net	—	128,649
Trade accounts payable	159,015	225,060
Deferred revenue	—	(713,284)
Other current and long term liabilities	(35,690)	(90,255)

Net cash used in operating operations	(58,092)	(397,096)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	9,000
Purchases of property and equipment	(21,598)	(1,744)
Purchases of patents and trademarks	(22,768)	(11,620)

Net cash used in investing activities	(44,366)	(4,364)

Cash flows from financing activities:
Payments under capital lease	(12,461)	(6,853)

Net cash used in financing activities	(12,461)	(6,853)

Net decrease in cash and cash equivalents	(114,919)	(408,313)

Cash and cash equivalents, beginning of period	418,597	826,910

Cash and cash equivalents, end of period	$303,678	$418,597

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equipment acquired in exchange for capital lease	$—	$24,382

Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$8,356	$—

Cash paid for:
Interest	$2,899	$615

Income Taxes	$29,421	$4,328

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. ORGANIZATION AND BUSINESS

Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, “Andrea” or the “Company”) has been engaged in the electronic communications industry since its inception. Since the early 1990s, Andrea has been primarily focused on developing and manufacturing state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications, primarily in the computer and business enterprise markets that require high quality, clear voice signals. Andrea’s technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate Digital Signal Processing, Noise Cancellation, Active Noise Cancellation and Active Noise Reduction microphone technologies, and are designed to cancel background noise in a wide range of noisy environments, such as homes, offices, factories and automobiles. Andrea also manufactures a line of accessories for these products for the consumer and commercial markets in the United States as well as in Europe and Asia.

Management’s Liquidity Plans

As of December 31, 2006, Andrea had a working capital of $1,562,083 and cash and cash equivalents of $303,678. Andrea ‘s income from operations was $84,752 for the year ended December 31, 2006. Andrea plans to continue to improve its cash flows during 2007 by placing heightened emphasis on its sales and marketing efforts.

As of March 26, 2007, Andrea has approximately $500,000 (unaudited) of cash. While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business. In 2005, Andrea made significant changes in its facilities (See Note 12). By Andrea assigning its lease in Melville, New York, and entering into a new lease in Bohemia, New York, the closing of its facility in Israel, the movement of the Company’s facility in Utah and other related operational expense reductions, effective April 2005, Andrea reduced its annual cash expenses by approximately $1.1 million. Although the Company has improved its cash flows by reducing overall expenses, to the extent that the Company’s revenues decline or remain flat, additional liquidity might be required. Accordingly, if Andrea fails to develop additional revenues from sales of its products to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea may be required to continue to reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Management believes that Andrea has sufficient liquidity available to operate through at least December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Andrea and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of:	December 31, 2006	December 31, 2005
Options to purchase common stock (Note 13)	1,925,000	4,512,500
Series C Convertible Preferred Stock and related accrued dividends (Note 7)	—	4,836,010
Series D Convertible Preferred Stock and related warrants (Note 8)	5,158,344	10,472,632

Total potential common shares as of December 31, 2006	7,083,344	19,821,142

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The following table sets forth the components used in the computation of basic and diluted earnings per share for the year ended::

	December 31, 2006:	December 31, 2005:
Numerator:
Net income (loss)	$18,666	$(627,508)

Denominator:
Weighted average shares	58,470,811	57,949,328
Effect of dilutive securities:
Series C Convertible Preferred Stock	4,607,252	—	(1)
Series D Convertible Preferred Stock	4,971,432	—	(1)
Employee stock options	276,182	—	(1)

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	68,325,677	57,949,328

(1)	There were no dilutive securities for the year ended December 31, 2005 as the period had a net loss and the effect of any dilutive security would be anti-dilutive

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less (amounts of which may at time, exceed Federal Deposit Insurance Corporation (“FDIC”) limits on insurable amounts. The Company has cash deposits in excess of the maximum amounts insured by FDIC at December 31, 2006 and 2005. The Company mitigates its risk by investing in or through major financial institutions.

Concentration of Credit Risk

Andrea is a manufacturer of audio communications equipment for several industries. Revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 10% and 11% of the total net revenues for the year ended December 31 2006 and 2005, respectively, and accounted for 3% and 14% of total accounts receivable at December 31, 2006 and 2005, respectively. Revenues of superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 25% and 0% of the total net revenues for the year ended December 31, 2006 and 2005, respectively, and accounted for 24% and 0% of total accounts receivable at December 31, 2006 and 2005, respectively. Licensing revenues and other revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 11% and 1% of the total net revenues for the year ended December 31, 2006 and 2005, respectively, and accounted for 41% and 2% of total accounts receivable at December 31, 2006 and 2005, respectively.

During the years ended December 31, 2006 and 2005, Andrea purchased a substantial portion of its finished goods from two suppliers. Purchases from these two suppliers amounted to 79% and 3% in 2006 and 73% and 11% in 2005, of total purchases. At December 31, 2006, the amounts due to these suppliers in accounts payable were $377,019 and $0 respectively. At December 31, 2005, the amounts due to these suppliers in accounts payable were $178,596 and $24,447 respectively. Prepaid expenses and other current assets includes $334,948 of deposits to one of these suppliers.

Allowance for Doubtful Accounts

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis. The cost elements of inventories include materials, labor and overhead. Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories when the cost of the inventory is not expected to be recovered. Andrea’s policy is to reserve for inventory that shows slow movement over the preceding six consecutive quarters. Andrea records charges in inventory reserves as part of cost of revenues.

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2006 and 2005.

Revenue Recognition

Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition in Financial Statement.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 9). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Income Taxes

The provision for income taxes for the year ended December 31, 2006 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned (as defined in Note 9). There is no provision for income taxes for the year ending December 31, 2005, as Andrea did not have revenue subject to these withholding taxes in 2005. For all other income taxes, Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

than not that some portion or all of the deferred tax assets will not be realized. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. (Note 11).

Stock-Based Compensation

At December 31, 2006, Andrea had three stock-based employee compensation plans, which are described more fully in Note 13. Effective, January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company amortizes sock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R. In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation. Additionally, effective with the adoption of SFAS No. 123R excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.

Prior to January 1, 2006, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation plans applying the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” In accordance with APB 25, no stock-based compensation expense was recognized for options granted to employees, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The adoption of SFAS No. 123R did not affect the Company’s cash flows or financial position, but has had an adverse impact on results of operations. The result of adoption of this pronouncement was $83,707 of compensation expense for the year ended December 31, 2006, $74,348 which is included in general, administrative and selling expenses, $8,668 is included in research and development expenses and $691 is included in cost of revenues in the accompanying consolidated statement of operations.

The proforma effect of expensing stock options on the Company’s results of operations using a Black-Scholes option-pricing model for the periods prior to the adoption of the SFAS No. 123R is presented in the following pro forma table:

For the Year Ended December 31, 2005
Net loss	$(627,508)
Deduct: Total stock-based employee compensation expenses determined under fair value-based method, net of income taxes	146,730

Pro forma net loss:	$(774,238)

Basic and diluted net loss per share as reported:	$(0.01)

Basic and diluted pro forma net loss per share:	$(0.01)

Research and Development

Andrea expenses all research and development costs as incurred.

Shipping and Handling Costs

Andrea incurs shipping and handling costs in its operations. These costs are included in “Cost of revenues “ in the Consolidated Statements of Operations. $85,809 and $78,382 were billed to customers and are included in net revenues for the years ended December 31, 2006 and 2005, respectively.

Advertising Expenses

In accordance with SOP 93-7, “Reporting on Advertising Costs,” all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2006 and 2005 were $16,087 and $6,881, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Fair Value of Financial Instruments

Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2006 and 2005, the carrying value of all financial instruments approximated fair value.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial statements and is currently not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS No. 157 is encouraged. The Company is currently evaluating the expected effect of SFAS No. 157 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the Emerging Issues Taskforce (“EITF”) reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. Andrea does not expect the adoption of EITF 06-6 to have a material impact on our consolidated financial position, results of operations or cash flows.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No.133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition as well as the recording and presentation of our convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,
	2006	2005
Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	516,496	493,728

	9,083,944	9,061,176
Less: accumulated amortization	(5,646,512)	(5,174,683)

	$3,437,432	$3,886,493

The changes in the carrying amount of intangible assets during the years ended December 31, 2006 and 2005 were as follows:

	Core Technology	Trademarks and Patents	Totals
Balance as of January 1, 2005	$3,972,790	$372,556	$4,345,346
Additions during the period	—	11,620	11,620
Amortization	(441,421)	(29,052)	(470,473)

Balance as of December 31, 2005	3,531,369	355,124	3,886,493
Additions during the period	—	22,768	22,768
Amortization	(441,421)	(30,408)	(471,829)

Balance as of December 31, 2006	$3,089,948	$347,484	$3,437,432

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Andrea accounts for its long-lived assets in accordance with SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment.

In 2006, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

In 2005, because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was not an impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $471,829 and $470,473 for the years ended December 31, 2006 and 2005, respectively. Amortization of core technology is expected to be approximately $441,421 per year for seven years. Trademarks and patents are amortized on a straight-line basis over 17 years. Assuming no changes in the Company’s intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $471,763 per year.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2006	2005
Raw materials	$40,237	$112,929
Work-in-process	—	—
Finished goods	1,640,521	1,239,890

	1,680,758	1,352,819
Less: reserve for obsolescence	(591,980)	(673,817)

	$1,088,778	$679,002

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2006	2005
Machinery and equipment	$459,119	$437,521
Less: accumulated depreciation and amortization	(419,876)	(403,283)

	$39,243	$34,238

At December 31, 2006 and 2005, the Company had $24,382 of its property and equipment under capital leases, with accumulated amortization of $7,992 and $2,302, respectively.

Depreciation and amortization of property and equipment was $16,593 and $44,587 for the years ended December 31, 2006 and 2005, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2006	2005
Accrued payroll and related expenses	$45,766	$31,299
Accrued bonus for Chief Executive Officer (Note 12)	121,349	100,000
Accrued professional and other service fees	77,450	71,034
Accrued interest and dividend expense	168,296	176,652
Customer deposits	—	63,532
Accrued other	305	14,695

	$413,166	$457,212

7. SERIES C CONVERTIBLE PREFERRED STOCK

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus $671.23 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551. The Series C Preferred Stock currently has no dividends. Prior to the amendment there was a dividend of 5% per annum on the stated value. The additional amount of $671.23 represents the 5% per annum from October 10, 2000 through the amendment.

On May 24, 2006, 5 shares of Series C Preferred Stock, together with $8,356 of previously accrued dividends, were converted into 228,758 shares of Common Stock at the conversion price of $0.2551. As of December 31, 2006, there were 100.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,607,252 shares of Common Stock and remaining accrued dividends of $168,296.

8. SERIES D CONVERTIBLE PREFERRED STOCK

On February 17, 2004, Andrea entered into a Securities Purchase Agreement with certain holders of the Series C Preferred Stock and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000. In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The warrants are exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share.

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

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related warrants. In connection with these transactions, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants are exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share.

From the time of issuance through June 4, 2009, the Company is required to maintain effective registration statements. Prior to 2006, there were 281,250 exercises of Series D Preferred Stock Warrants. On December 1, 2006, 85,714 shares of Series D Preferred Stock were converted into 342,856 shares of Common Stock at a conversion price of $0.25. There were no Series D Preferred Stock Warrant exercises during the year ended December 31, 2006. There were no conversions or exercises during the year ended December 31, 2005. As of December 31, 2006, there are 1,242,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,129,776 shares of Common Stock.

On March 15, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25. As of March 26, 2007, there are 1,217,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,029,776 shares of Common Stock.

9. LICENSING AGREEMENTS

Analog

In December 2001 and March 2002, Andrea entered into two agreements with Analog Devices, Inc. (“Analog”). These license agreements relate to Andrea’s high performance noise canceling technologies that enable clear voice communications and high-performance audio in small home-office and regular office environments. Under these agreements, Analog paid Andrea a total of $5 million in license fees during 2002. All license revenues were being recognized on a straight-line basis over three-years, $3.0 million of which started to be recognized during the first quarter of 2002, and $2.0 million which started in the third quarter of 2002. During the years ended December 31, 2006 and 2005, $0 and $713,284, respectively, of license revenues were recognized.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

In November 2004, Andrea entered into a license agreement with Analog Devices to integrate our VoiceCenter technology with one of Analog’s audio codec products for one of Analog Devices’ customers (“VoiceCenter Licensed Product”). In consideration for this license Analog will pay Andrea a royalty for each VoiceCenter Licensed Product shipped. During the years ended December 31, 2006 and 2005, Andrea recognized $0 and $7,468, respectively, of revenues under this agreement.

In November 2004, Andrea entered into a license agreement with Analog to integrate its EchoStop technology with certain Analog products for one of Analog’s customers (“EchoStop Licensed Products”). As consideration of this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. During the first year of the agreement, Analog will pay Andrea a minimum of $100,000 in royalty payments, payable in payments of $25,000 per quarter. During the three months ended June 30, 2006 Andrea received the final $25,000 of the minimum royalty payment due under this agreement. Andrea will continue to receive royalty payments based on the number of EchoStop Licensed Products shipped until either party terminates the agreement per the terms of the agreement. During the years ended December 31, 2006 and 2005, Andrea has recognized $34,017 and $75,000, respectively, of revenues under this agreement.

In January 2006, Andrea entered into a license agreement with Analog to integrate our DSDA and EchoStop technologies with certain of Analog products for specific Analog PC Original Equipment Manufacturer (“OEM”) customers (“DSDA/EchoStop Licensed Product”). In consideration of this license, Analog will pay Andrea a royalty for each DSDA/EchoStop Licensed Product shipped. During the years ended December 31, 2006 and 2005, Andrea has recognized $100,000 and $0, respectively, of revenues under this agreement. When the royalties paid to Andrea from DSDA/EchoStop Licensed Products amount to $500,000, no further payments will be required under this agreement.

Marconi

In December 2002, Andrea entered into a license agreement with Marconi Communications to provide and integrate a number of our proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented Digital Super Directional Array (“DSDA®“) and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system allows users to carry on discussions at normal conversation levels, even in a noisy environment. . In 2006, Ericsson Inc. purchased certain assets and liabilities of Marconi Communication Inc. In conjunction with this purchase, Andrea, Marconi Communications Inc. and Ericsson Inc. executed a Novation Agreement in which the 2002 license agreement is now between Ericsson and Andrea. During the years ended December 31, 2006 and 2005, $30,800 and $6,240, respectively, of license revenues were recognized.

Creative

In October 2004 Andrea entered into a Production and Distribution Agreement with Creative Technology Ltd. (“Creative”). This agreement was modified in January 2005 to incorporate additional license rights. This agreement grants Creative a non-exclusive license to VoiceCenter, PureAudio and DSDA as well as the right to purchase and resell certain of our other products. VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Dell to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with this configuration. The features of PureAudio and DSDA will be distributed in certain of Creative’s other products to enable optimized far-field voice input. In consideration of this agreement, Creative pays Andrea a royalty for each VoiceCenter license shipped with the Soundblaster Live and each webcam shipped with Andrea’s licensed technologies. During the years ended December 31, 2006 and 2005, $582,569 and $586, respectively of licensing revenue related to this agreement was recognized.

Samsung

In October 2005, Andrea entered into a license agreement with Samsung Electronics Co., LTD (“Samsung”) to integrate our DSDA and EchoStop technologies with certain notebook/laptop PC products incorporating directional microphone and speaker phone functions for use in conjunction with PC software voice driven applications. During the years ended December 31, 2006 and 2005, Andrea has recognized $29,844 and $0, respectively of revenues under this agreement.

10.	RETIREMENT PLAN

Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea did not make any contributions to this plan for the years ended December 31, 2006 and 2005.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

11.	INCOME TAXES

The components of earnings before income taxes are as follows:

	For the Years Ended December 31,
	2006	2005
Domestic	$(530,560)	$(627,508)
Foreign	612,413	—

Income (loss) before income taxes	$81,853	$(627,508)

The provision for income tax consists of the following:

	For the Years Ended December 31,
	2006	2005
Current:
Federal	$—	$—
Foreign	63,187	—
State and Local:	—	—
Deferred
Federal	(228,000)	(140,000)
Foreign	—	—
State and Local:	—	—
Adjustment to valuation allowance related to net deferred tax assets	228,000	140,000

	$63,187	$—

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision (benefit) for income taxes is as follows:

	For the Years Ended December 31,
	2006	2005
Tax provision at statutory rate	34%	(34)%
State and local taxes	32%	(2)%
Core technology amortization	184%	24%
Foreign income and withholding taxes	77%	—%
Change in valuation allowance for net deferred tax assets	(250)%	12%

	77%	—%

The increase in the effective tax rate for the year ended December 31, 2006 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the respective foreign jurisdiction in which the revenues are earned. There is no provision for income taxes for the year ending December 31, 2005, as Andrea did not have revenue subject to these withholding taxes in 2005.

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2006	2005
Deferred tax assets:
Reserve for accrued expenses and trade credit	$91,000	$661,000
Allowance for doubtful accounts	7,000	7,000
Reserve for obsolescence	231,000	263,000
Foreign tax credit	63,000	—
NOL carryforward	19,580,000	19,206,000

	19,972,000	20,137,000
Less: valuation allowance	(19,972,000)	(20,137,000)

Deferred tax asset, net	$—	$—

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2006	2005
Beginning Balance	$20,137,000	$20,277,000
Change in Allowance	(165,000)	(140,000)

Ending Balance	$19,972,000	$20,137,000

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

As of December 31, 2006, Andrea had net operating loss and credit carryforwards of approximately $50.2 million expiring in varying amounts beginning in 2008 through 2026. Andrea has a foreign tax credit of approximately $63,000 which will expire in 2016. Included in the fully reserved deferred tax asset of approximately $20.0 million, is approximately $5.6 million related to tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statements of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized. Internal Revenue Code Section 382 rules limit the utilization of net operating losses upon a change of control of a company. Andrea has not performed an evaluation of whether a change of control has taken place, however, utilization of its net operating losses are likely subject to substantial limitation in future periods.

12.	COMMITMENTS AND CONTINGENCIES

Leases

In March 2005, Andrea entered into an assignment of lease and assumption agreement with respect to its previous corporate headquarters in Melville, New York. Under this agreement, Andrea vacated the premises on March 26, 2005 and the assignee took over the current lease, as amended. Andrea recorded a non-cash reversal of $330,807 related to deferred rent charges, proceeds from the sale of property and equipment of $9,000, a non-cash charge of $33,281 related to the write off of certain property and equipment including leasehold improvements related to this operating lease and a cash charge of $219,224 for lease termination costs. The net effect of these items of approximately $112,000 is included in operating expenses for the year ended December 31, 2005. Rent expense under this operating lease was approximately $0 and $153,420 for the years ended December 31, 2006 and 2005, respectively

Additionally, in March 2005 Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in April 2010. Rent expense under this operating lease was approximately $78,911 and $57,881 for the year ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2007	$99,807
2008	90,374
2009	89,557
2010	29,171

Total	$308,909

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expired June 2006. Pursuant to this employment agreement, Mr. Andrea received an annual base salary of $225,000 per annum, a minimum annual prorated bonus of $50,000. Mr. Andrea was also entitled to a change in control payment equal to one time his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea did not receive a $50,000 bonus for the periods ended December 31, 2005 and 2004, and instead is entitled to $100,000 bonus when the Company has positive cash flows. At December 31, 2006, the future minimum cash commitments under this agreement aggregate $115,000 (including the unpaid portion of Mr. Andrea’s prorated 2006, 2005 and 2004 bonuses), which is included in other liabilities at December 31, 2006 and 2005.

In November 2006, the Company entered into a new employment agreement with Mr. Andrea. The employment agreement expires July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum. In addition, upon execution of the employment agreement, Mr. Andrea is entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. On November 16, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control. At December 31, 2006, the future minimum cash commitments under this agreement aggregate $481,349, of which $6,349 is included in other liabilities at December 31, 2006.

In November 1999, the Company entered into a change in control agreement with the Chief Financial Officer, Corisa L. Guiffre. This agreement provides for a change in control payment equal to three times her average annual compensation for the five preceding taxable years, with continuation of health and medical benefits for three years in the event of a change in control of the Company, as defined in the agreement, and subsequent termination of employment other than for cause.

Legal Proceedings

Andrea is involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

13.	STOCK PLANS AND STOCK-BASED COMPENSATION

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

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2006, there were 9,984 shares available for further issuance under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2006, there were 8,070,000 shares available for further issuance under the 2006 Plan.

During the years ended December 31, 2006 and 2005, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 166,668 shares of Common Stock with a fair market value of $0.12 and 400,000 shares of Common Stock with a fair market value of $0.05, respectively. Compensation expense related to these awards was $20,000 and $13,334 for the years ended December 31, 2006 and 2005, respectively.

On August 4, 2005, in accordance with his employment agreement, Mr. Andrea was granted 250,000 stock options. This grant provides for a six month vesting period, an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to the award was $1,333 for the year ended December 31, 2006

On August 10, 2005, the Board granted 600,000 stock options to Mr. Andrea, 250,000 stock options to the Vice President and Chief Financial Officer, 815,000 stock options to employees of the Company, 300,000 stock options to outside directors and 120,000 stock options to an outside consultant. Each option grant provides for a three month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to the stock option grant to the outside consultant was $6,000 for the year ended December 31, 2005.

On November 1, 2005, the Board granted 40,000 stock options to each chairperson on the Nominating and Audit Committees. The grants provide for a six-month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to these awards was $2,667 for the year ended December 31, 2006.

In November 2006, in accordance with his employment agreement, Mr. Andrea was granted 2,000,000 stock options. These grants provide for three year vesting, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to these awards was $61,082 for the year ended December 31, 2006.

During 2006, the Board granted 400,000 stock options to the Vice President and Chief Financial Officer and 755,000 stock options to employees of the Company. Each option grant provides for vesting periods of up to three years, a weighted average exercise price of $0.12 per share, the exercise price of each option grant was equal to the fair market value at the date of grant, and a term of 10 years. The compensation expense related to these awards was $16,793 for the year ended December 31, 2006.

On November 16, 2006, the Board granted 16,667 stock options to each chairperson on the Nominating and Compensation Committees and 41,667 stock options to the chairperson on the Audit Committee. The grants provide for an eighteen-month vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to these awards was $1,832 for the year ended December 31, 2006.

Total compensation expense recognized related to stock option awards was $83,707 and $6,000 for the year ended December 31, 2006 and 2005, respectively. The 2005 expense is included in general, administrative and selling expenses in the accompanying consolidated statement of operations. In the accompanying consolidated statement of operations $74,348 of the 2006 expense is included in general, administrative and selling expenses, $8,668 is included in research and development expenses and $691 is included in cost of revenues.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Expected life in years	7	5
Risk-free interest rates	5.05%	4.18%
Volatility	247%	224%
Dividend yield	0%	0%

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Option activity during 2006 and 2005 is summarized as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
At January 1, 2005	3,142,500	$2.86	7.09 years	2,592,500	$3.45

Granted	2,415,000	0.05
Forfeited	(5,000)	0.05
Cancelled	(1,040,000)	1.34

At December 31, 2005	4,512,500	1.71	7.74 years	4,182,500	$1.84

Granted	3,230,001	0.12
Cancelled	(152,500)	0.98

At December 31, 2006	7,590,001	1.05	8.01 years	4,397,500	$1.72

The following table is the summary of the Company’s nonvested shares as of December 31, 2006 and 2005:

	Options Outstanding and Nonvested	Weighted Average Exercise Price	Weighted–Average Fair Value
Nonvested at January 1, 2005	550,000	$0.10	$0.10
Granted	2,415,000	0.05	0.05
Forfeited	(5,000)	0.05	0.05
Vested	(2,630,000)	0.06	0.06

Nonvested at December 31, 2005	330,000	0.04	0.04

Granted	3,230,001	0.12	0.12
Vested	(367,500)	0.04	0.04

Nonvested at December 31, 2006	3,192,501	0.12	0.12

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted–Average Remaining Contractual Life	Weighted–Average Exercise Price	Number Exercisable	Weighted–Average Exercise Price
$ 0.04 to $ 0.06	2,345,000	8.53	$0.05	2,315,000	$0.05
0.07 to 0.11	265,000	7.17	0.09	257,500	0.10
0.12 to 0.17	3,580,001	9.59	0.12	425,000	0.13
0.28 to 0.43	35,000	6.37	0.34	35,000	0.34
0.44 to 0.65	70,000	5.95	0.57	70,000	0.57
0.66 to 1.00	342,500	5.09	0.69	342,500	0.69
1.52 to 2.28	75,000	4.28	1.75	75,000	1.75
2.29 to 3.43	10,000	3.93	3.30	10,000	3.30
5.17 to 7.75	632,500	2.29	6.03	632,500	6.03
7.76 to 11.65	40,000	2.60	8.25	40,000	8.25
11.66 to 17.49	195,000	1.36	14.28	195,000	14.28

$ 0.04 to $ 17.49	7,590,001	8.01	$1.05	4,397,500	$1.72

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

As of December 31, 2006, there was $304,493 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next 3 years ($193,801 in 2007, $83,602 in 2008 and $27,810 in 2009).

14.	SEGMENT INFORMATION

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2006 and 2005:

2006 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006
Net revenues from external customers	$2,363,851	$2,591,055	$4,954,906
License revenues	780,384	—	780,384
Income (loss) from operations	(69,591)	154,343	84,752
Depreciation and Amortization	466,976	21,446	488,422
Capital expenditures	19,009	2,589	21,598
Purchases of patents and trademarks	5,403	17,365	22,768
Assets	4,329,036	1,759,979	6,089,015
Total long lived assets	3,297,304	179,371	3,476,675

2005 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2005
Net revenues from external customers	$897,494	$2,598,553	$3,496,047
License revenues	98,654	—	98,654
Amortization of license revenues	713,284	—	713,284
Income (loss) from operations	(649,521)	72,633	(576,888)
Depreciation and Amortization	478,678	36,382	515,060
Capital expenditures	872	872	1,744
Purchases of patents and trademarks	2,106	9,514	11,620
Assets	4,637,696	1,218,082	5,855,778
Total long lived assets	3,747,361	173,370	3,920,731

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2006 and 2005, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2006	2005
Net Revenues:
United States	$2,923,120	$3,948,569
Foreign(1)	2,812,170	359,416

	$5,735,290	$4,307,985

Accounts receivable:
United States	$231,416	$579,892
Foreign	608,183	26,071

	$839,599	$605,963

(1)	Net revenue to the People’s Republic of China and Singapore represented 21% and 11%, respectively of total net revenues for year ended December 31, 2006. Net revenues to any one foreign country did not exceed 10% of total net revenues for the year ended December 31, 2005.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

$16,628 of our property and equipment, net represents product tools and molds. These tools and molds are located in Asia at the manufacturing facility, which produces the respective product. All of our remaining property and equipment, net is located at our facility in Bohemia, New York.

15.	SUBSEQUENT EVENT

On March 15, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25. As of March 26, 2007, there are 1,217,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,029,776 shares of Common Stock.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA

Name:	Douglas J. Andrea
Title:	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA Douglas J. Andrea	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	March 28, 2007

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	March 28, 2007

/s/ GARY A. JONES Gary A. Jones	Director	March 28, 2007

/s/ LOUIS LIBIN Louis Libin	Director	March 28, 2007

/s/ JOSEPH J. MIGLIOZZI Joseph J. Migliozzi	Director	March 28, 2007

/s/ JONATHAN D. SPAET Jonathan D. Spaet	Director	March 28, 2007