Form 10QSB
period 2007-03-31
ANDREA ELECTRONICS CORP
filed 2007-05-14
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from ____________ to ____________

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION
(Exact name of small business issuer as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	631-719-1800

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2007, there are 59,679,373 common shares outstanding.

Transitional Small Business Disclosure format (check one) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$700,183	$303,678
Accounts receivable, net of allowance for doubtful accounts of $16,626 and $16,704, respectively	679,043	839,599
Inventories, net	848,171	1,088,778
Prepaid expenses and other current assets	177,234	367,421
Total current assets	2,404,631	2,599,476

Property and equipment, net	35,392	39,243
Intangible assets, net	3,319,478	3,437,432
Other assets, net	12,864	12,864
Total assets	$5,772,365	$6,089,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$205,677	$619,159
Short-term portion of capital lease	2,290	5,068
Other current liabilities	447,588	413,166
Total liabilities	655,555	1,037,393

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; none issued and outstanding	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 100.7 shares; liquidation value: $1,007,015	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,217,858 and 1,242,858 shares, respectively; liquidation value: $1,217,858 and $1,242,858, respectively	12,179	12,429
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 59,121,857 and 59,021,857 shares, respectively	591,219	590,219
Additional paid-in capital	76,416,356	76,352,407
Accumulated deficit	(71,902,945)	(71,903,434)

Total shareholders’ equity	5,116,810	5,051,622

Total liabilities and shareholders’ equity	$5,772,365	$6,089,015

See Notes to Condensed Consolidated Financial Statements (unaudited).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Revenues
Net product revenues	$1,304,822	$926,667
License revenues	267,730	126,658
Revenues	1,572,552	1,053,325

Cost of revenues	789,169	497,357

Gross margin	783,383	555,968

Research and development expenses	172,759	133,535

General, administrative and selling expenses	588,761	476,077

Income (loss) from operations	21,863	(53,644)

Other expense, net	(1,172)	(142)

Income (loss) before provision for income taxes	20,691	(53,786)

Provision for income taxes	20,202	-

Net income (loss)	$489	$(53,786)

Basic weighted average shares	59,039,635	58,283,575

Diluted weighted average shares	69,958,736	58,283,575

Basic and diluted net income (loss) per share	$0.00	$(0.00)

See Notes to Condensed Consolidated Financial Statements (unaudited)..

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2007	100.701477	$1	1,242,858	$12,429	59,021,857	$590,219	$76,352,407	$(71,903,434)	$5,051,622

Conversions of Series D Convertible Preferred Stock	-	-	(25,000)	(250)	100,000	1,000	(750)	-	-
Stock Grant to Outside Directors and related amortization	-	-	-	-	-	-	5,000	-	5,000
Amortization of Stock Option Grants	-	-	-	-	-	-	59,699	-	59,699
Net Income	-	-	-	-	-	-	-	489	489

Balance, March 31, 2007	100.701477	$1	1,217,858	$12,179	59,121,857	$591,219	$76,416,356	$(71,902,945)	$5,116,810

See Notes to Condensed Consolidated Financial Statements (unaudited)..

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$489	$(53,786)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	121,805	123,899
Stock compensation expense	64,699	8,726
Provision for bad debt	(78)	(462)
Inventory reserve	3,199	(208)

Change in:
Accounts receivable	160,634	(28,638)
Inventories	237,408	(59,949)
Prepaid expenses and other current assets	190,187	(198,630)
Trade accounts payable	(413,482)	178,721
Other current liabilities	34,422	(14,302)
Net cash provided by (used in) operating activities	399,283	(44,629)

Cash flows from investing activities:
Purchases of patents and trademarks	-	(225)
Net cash used in investing activities	-	(225)

Cash flows from financing activities:
Payments under capital lease	(2,778)	(3,048)
Net cash used in financing activities	(2,778)	(3,048)

Net increase (decrease) in cash and cash equivalents	396,505	(47,902)

Cash and cash equivalents, beginning of period	303,678	418,597
Cash and cash equivalents, end of period	$700,183	$370,695

Cash paid for:
Interest	$1,189	$373
Income Taxes	$43,509	$4,061

See Notes to Condensed Consolidated Financial Statements (unaudited)..

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   Basis of Presentation and Management Liquidity Plans

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries ("Andrea" or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepting in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In addition, the December 31, 2006 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 23, 2007. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2006 audited consolidated financial statements except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FIN 48"), which is discussed in Note 9.

Management's Liquidity Plans - As of March 31, 2007, Andrea had working capital of $1,749,076 and cash on hand of $700,183. Andrea’s income from operations was $21,863 for the quarter ended March 31, 2007. Andrea plans to continue to improve its cash flows during 2007 by placing heightened emphasis on its sales and marketing efforts.

As of May 10, 2007, Andrea has approximately $540,000 (unaudited) of cash. Management believes that Andrea has sufficient liquidity available to operate through at least March 2008. While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction, production efficiencies and further diversification of its business. In 2005, Andrea made significant changes in its facilities to improve overall cash expenditures. In 2006, Andrea increased sales whereas they reached profitability and become cash flow positive. Although these steps are encouraging, if Andrea fails to develop additional revenues from sales of its products or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

Note 2.   Summary of Significant Accounting Policies

Earnings (loss) Per Share - Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Total potential common shares as of:

Options to purchase common stock (Note 7)	4,980,001	4,427,500
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	-	4,836,010
Series D Convertible Preferred Stock and related warrants (Note 4)	5,158,344	10,472,632

Total potential common shares	10,138,345	19,736,142

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components used in the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Numerator:
Net income (loss)	$489	$(53,786)
Denominator:
Weighted average shares	59,039,635	58,283,575
Effect of dilutive securities:
Series C Convertible Preferred Stock	4,607,252	-	(1)
Series D Convertible Preferred Stock	4,871,432	-	(1)
Employee stock options	1,440,417	-	(1)
Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	69,958,736	58,283,575

1.	There were no dilutive securities for the quarter ended March 31, 2006 as the period had a net loss and the effect of any dilutive security would be anti-dilutive

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Andrea has cash deposits in excess of the maximum amounts insured by FDIC at March 31, 2007 and December, 31 2006. The Company mitigates its risk by investing in or through major financial institutions.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries. Revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 8% and 21% of the total net revenues for the three months ended March 31 2007 and 2006, respectively, and accounted for 0% and 3% of total accounts receivable at March 31, 2007 and December 31, 2006, respectively. Revenues of superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 13% and 0% of the total net revenues for the three months ended March 31, 2007 and 2006, respectively, and accounted for 30% and 24% of total accounts receivable at March 31, 2007 and December 31, 2006, respectively. Licensing revenues and other revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 23% and 9% of the total net revenues for the year ended March 31, 2007 and 2006, respectively, and accounted for 27% and 41% of total accounts receivable at March 31, 2007 and December 31, 2006, respectively.

During the three months ended March 31, 2007 and 2006, Andrea purchased a substantial portion of its finished goods from two suppliers. Purchases from these two suppliers amounted to 86% and 7% for the three months ended March 31, 2007 and 63% and 10% for the three months ended March 31, 2006, of total purchases. At March 31, 2007, the amounts due to these suppliers in accounts payable were $34,415 and $0, respectively. At December 31, 2006, the amounts due to these suppliers in accounts payable were $377,019 and $0 respectively.

Allowance for Doubtful Accounts - The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis. The cost elements of inventories include materials, labor and overhead. Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories when the cost of the inventory is not expected to be recovered. Andrea’s policy is to reserve for inventory that shows slow movement over the preceding six consecutive quarters. Andrea records changes in inventory reserves as part of cost of revenues.

	March 31, 2007	December 31, 2006

Raw materials	$37,137	$40,237
Finished goods	1,406,213	1,640,521
	1,443,350	1,680,758
Less: reserve for obsolescence	(595,179)	(591,980)
	$848,171	$1,088,778

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

At March 31, 2007, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. The results of this test indicated that there was no impairment. However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue. If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years. For the three-month periods ended March 31, 2007 and 2006, amortization expense was $117,954 and $117,622, respectively.

Revenue Recognition - Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition in Financial Statement.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 5). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Income Taxes - The provision for income taxes for the quarter ended March 31, 2007 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. There is no provision for income taxes for the quarter ending March 31, 2006, as Andrea did not have revenue subject to these withholding taxes in this period. For all other income taxes, Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of FASB Interpretation No. 48 did not have a material effect on the Company’s condensed consolidated financial position or results of operations or cash flows (Note 9).

Stock-Based Compensation - At March 31, 2007, Andrea had three stock-based employee compensation plans, which are described more fully in Note 7. Effective, January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R. In accordance with the requirements of the modified prospective transition method, condensed consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation. Additionally, effective with the adoption of SFAS No. 123R excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The result of adoption of this pronouncement was $59,699 of compensation expense for the three month period ended March 31, 2007, $49,148 which is included in general, administrative and selling expenses, $10,077 is included in research and development expenses and $474 is included in cost of revenues in the accompanying condensed consolidated statement of operations. The result of adoption of this pronouncement was $3,725 of compensation expense for the three month period ended March 31, 2006, which is included in general, administrative and selling expenses in the accompanying condensed consolidated statement of operations.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangements, be accrued over the requisite service period during which an employee earns the benefit. The adoption of EITF Issue No. 06-2 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and should be applied prospectively, except for the provisions for certain financial instruments that should be applied retrospectively as of the beginning of the year of adoption. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of Statement No. 157.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that the adoption of EITF 06-7 to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the expected effect of SFAS 159 on its condensed consolidated financial statements and is currently not yet in a position to determine such effects.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2007, there were 100.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,607,252 shares of Common Stock and remaining accrued dividends of $168,296, which is included in other current liabilities in the accompany unaudited condensed consolidated balance sheet.

On April 11, 2007, 10 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 457,516 shares of Common Stock at a conversion price of $0.2551. As of May 10, 2007, there were 90.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,149,736 shares of Common Stock.

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

From the time of issuance through June 4, 2009, the Company is required to maintain effective registration statements. Prior to 2007, there were 281,250 exercises of Series D Preferred Stock Warrants. On March 16, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25. As of March 31, 2007, there are 1,217,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 10,029,776 shares of Common Stock. There were no Series D Preferred Stock Warrant exercises during the quarter ended March 31, 2007.

On April 11, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25. As of May 10, 2007, there are 1,192,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 9,929,776 shares of Common Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.   Licensing Agreements

Analog
In November 2004, Andrea entered into a license agreement with Analog to integrate its EchoStop technology with certain Analog products for one of Analog’s customers (“EchoStop Licensed Products”). As consideration of this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped. During the first year of the agreement, Analog will pay Andrea a minimum of $100,000 in royalty payments, payable in payments of $25,000 per quarter. During the three months ended June 30, 2006 Andrea received the final $25,000 of the minimum royalty payment due under this agreement. Andrea will continue to receive royalty payments based on the number of EchoStop Licensed Products shipped until either party terminates the agreement per the terms of the agreement. During the three months ended March 31, 2007 and March 31, 2006, Andrea has recognized $41,513 and $25,000, respectively of licensing revenues related to this agreement.

In January 2006, Andrea entered into a license agreement with Analog to integrate its DSDA and EchoStop technologies with certain of Analog products for specific Analog PC Original Equipment Manufacturer (“OEM”) customers (“DSDA/EchoStop Licensed Product”). In consideration of this license, Analog will pay Andrea a royalty for each DSDA/EchoStop Licensed Product shipped. During the three months ended March 31, 2007 and March 31, 2006, Andrea has recognized $26,941 and $0, respectively, of revenues under this agreement. When the royalties paid to Andrea from DSDA/EchoStop Licensed Products amount to $500,000, no further payments will be required under this agreement.

Marconi
In December 2002, Andrea entered into a license agreement with Marconi Communications to provide and integrate a number of its proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented Digital Super Directional Array (“DSDAâ”) and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system allows users to carry on discussions at normal conversation levels, even in a noisy environment. In 2006, Ericsson Inc. purchased certain assets and liabilities of Marconi Communication Inc. In conjunction with this purchase, Andrea, Marconi Communications Inc. and Ericsson Inc. executed a Novation Agreement in which the 2002 license agreement is now between Ericsson and Andrea. During the three months ended March 31, 2007 and 2006 Andrea recorded $6,080 and $9,240 of license revenue related to this agreement, respectively.

Creative
In October 2004 Andrea entered into a Production and Distribution Agreement with Creative Technology Ltd. (“Creative”). This agreement was modified in January 2005 to incorporate additional license rights. This agreement grants Creative a non-exclusive license to VoiceCenter, PureAudio and DSDA as well as the right to purchase and resell certain of its other products. VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Dell to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with this configuration. The features of PureAudio and DSDA will be distributed in certain of Creative’s other products to enable optimized far-field voice input. In consideration of this agreement, Creative pays Andrea a royalty for each VoiceCenter license shipped with the Soundblaster Live and each webcam shipped with Andrea’s licensed technologies. During the three months ended March 31, 2007 and 2006, Andrea recorded $179,308 and $90,101 of licensing revenue related to this agreement, respectively.

Samsung
In October 2005, Andrea entered into a license agreement with Samsung Electronics Co., LTD (“Samsung”) to integrate our DSDA and EchoStop technologies with certain notebook/laptop PC products incorporating directional microphone and speaker phone functions for use in conjunction with PC software voice driven applications. During the three months ended March 31, 2007 and 2006, Andrea recorded $13,430 and $0 of licensing revenue related to this agreement, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.   Commitments And Contingencies

Leases

In March 2005, Andrea entered into a lease for its corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in October 2008. Rent expense under this operating lease was $19,873 and $19,294 , respectively for the three-month periods ended March 31, 2007 and March 31, 2006.

As of March 31, 2007, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2007 (April to December 31)	$71,515
2008	90,374
2009	89,557
2010	29,171
Total	$280,617

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expired June 2006. Pursuant to this employment agreement, Mr. Andrea received an annual base salary of $225,000 per annum, a minimum annual prorated bonus of $50,000. Mr. Andrea was also entitled to a change in control payment equal to one time his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause. In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea did not receive a $50,000 bonus for the periods ended December 31, 2005 and 2004, and instead is entitled to $100,000 bonus when the Company has positive cash flows. At Dec ember 31, 2006 and March 31, 2007, the future minimum cash commitments under this agreement aggregate $115,000 and 100,000, respectively, (including the unpaid portion of Mr. Andrea’s 2005 and 2004 bonuses), and is included in other liabilities in the Company’s accompanying condensed balance sheet.

In November 2006, the Company entered into a new employment agreement with Mr. Andrea. The employment agreement expires July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum. In addition, upon execution of the employment agreement, Mr. Andrea is entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company's cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. On November 16, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control. At March 31, 2007, the future minimum cash commitments under this agreement aggregate $400,000. At December 31, 2006, the future minimum cash commitments under this agreement aggregate $481,349, of which $6,349 is included in other liabilities at December 31, 2006.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At March 31, 2007, there were 8,070,000 shares available for further issuance under the 2006 Plan.

In 2006, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 166,668 shares of Common Stock with a fair market value of $0.12. Compensation expense related to these awards was $5,000 and $5,001 for the three-month period ended March 31, 2007 and 2006, respectively.

On August 4, 2005, in accordance with his employment agreement, Mr. Andrea was granted 250,000 stock options. This grant provides for a six month vesting period, an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to the award was $0 and 1,333 for the three-month period ended March 31, 2007 and 2006, respectively.

On November 1, 2005, the Board granted 40,000 stock options to each chairperson on the Nominating and Audit Committees. The grants provide for a six-month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to these awards was $0 and 2,000 for the three-month period ended March 31, 2007 and 2006, respectively.

In November 2006, in accordance with his employment agreement, Mr. Andrea was granted 2,000,000 stock options. These grants provide for three year vesting, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to these awards was $36,648 and $0 for the three-month period ended March 31, 2007 and 2006, respectively.

During 2006, the Board granted 400,000 stock options to the Vice President and Chief Financial Officer and 755,000 stock options to employees of the Company. Each option grant provides for vesting periods of up to three years, a weighted average exercise price of $0.12 per share, the exercise price of each option grant was equal to the fair market value at the date of grant, and a term of 10 years. The compensation expense related to these awards was $20,302 and $392 for the three-month period ended March 31, 2007 and 2006, respectively.

On November 16, 2006, the Board granted 16,667 stock options to each chairperson on the Nominating and Compensation Committees and 41,667 stock options to the chairperson on the Audit Committee. The grants provide for an eighteen-month vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years. The compensation expense related to these awards was $2,749 and $0 for the three-month period ended March 31, 2007 and 2006, respectively.

Total compensation expense recognized related to stock option awards was $59,699 and $3,725 for the three-month period ended March 31, 2007 and 2006, respectively. For the three month period ended March 31, 2007, $49,148 is included in general, administrative and selling expenses, $10,077 is included in research and development expenses and $474 is included in cost of revenues in the accompanying condensed consolidated statement of operations. For the three-month period ended March 31, 2006, the expense is included in general, administrative and selling expenses in the accompanying condensed consolidated statement of operations.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the three months ended March 31,2006:

March 31, 2006

Expected life in years	7
Risk-free interest rates	4.46%
Volatility	220%
Dividend yield	0%

There were no options granted during the three-month period ending March 31, 2007.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Option activity during 2007 and 2006 is summarized as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price

At January 1, 2006	4,512,500	1.71	7.74 years	4,182,500	$1.84
Granted	3,230,001	0.12
Cancelled	(152,500)	0.98
At December 31, 2006	7,590,001	1.05	8.01 years	4,397,500	$1.72

At March 31, 2007	7,590,001	1.05	7.81 years	4,427,500	$1.71

The following table is the summary of the Company’s nonvested shares as of March 31, 2007 and 2006:

	Options Outstanding and Nonvested	Weighted Average Exercise Price	Weighted Average Fair Value

Nonvested at January 1, 2006	330,000	0.04	0.04
Granted	3,230,001	0.12	0.12
Vested	(367,500)	0.04	0.04
Nonvested at December 31, 2006	3,192,501	0.12	0.12
Vested	(30,000)	0.04	0.04
Nonvested at March 31, 2007	3,162,501	0.12	0.12

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.04 to $0.06	2,345,000	8.29	$0.05	2,345,000	$0.05
0.07 to 0.11	265,000	6.93	0.09	257,500	0.10
0.12 to 0.17	3,580,001	9.34	0.12	425,000	0.13
0.28 to 0.43	35,000	6.12	0.34	35,000	0.34
0.44 to 0.65	70,000	5.70	0.57	70,000	0.57
0.66 to 1.00	342,500	4.84	0.69	342,500	0.69
1.52 to 2.28	75,000	4.03	1.75	75,000	1.75
2.29 to 3.43	10,000	3.68	3.30	10,000	3.30
5.17 to 7.75	632,500	2.05	6.03	632,500	6.03
7.76 to 11.65	40,000	2.36	8.25	40,000	8.25
11.66 to 17.49	195,000	1.11	14.28	195,000	14.28
$0.04 to $17.49	7,590,001	7.81	$1.05	4,427,500	$1.71

As of March 31, 2007, there was $244,794 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next 3 years ($133,382 during the remaining period in 2007, $83,602 in 2008 and $27,810 in 2009).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8.   Segment Information

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected unaudited condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2007 and 2006:

2007 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007

Net revenues from external customers	$467,484	$837,338	$1,304,822
License Revenues	267,730	-	267,730
(Loss) income from operations	(2,257)	24,119	21,863
Depreciation and amortization	117,159	4,646	121,805
Assets	4,196,850	1,575,515	5,772,365
Total long lived assets	3,181,254	173,616	3,354,870

2006 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006

Net revenues from external customers	$190,549	$736,118	$926,667
License Revenues	126,658	-	126,658
(Loss) income from operations	(149,442)	95,798	(53,644)
Depreciation and amortization	117,574	6,325	123,899
Purchases of patents and trademarks	-	225	225
Assets	4,623,460	1,348,629	5,972,089
Total long lived assets	3,629,786	167,271	3,797,057

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2007 and 2006, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	March 31, 2007	March 31, 2006

Net revenues:
United States	$1,113,179	$830,998
Foreign(1)	459,373	222,327
	$1,572,552	$1,053,325
Accounts receivable:
United States	$285,204	$491,978
Foreign	393,839	143,085
	$679,043	$635,063

(1)
Net revenue to the People’s Republic of China and Singapore represented 13% and 12%, respectively of total net revenues for three months ended March 31, 2007. Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended March 31, 2006.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9.   Accounting for the Uncertainty in Income Taxes

The Company has adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2003 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Note 10.   Subsequent Event

On April 11, 2007, 10 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 457,516 shares of Common Stock at a conversion price of $0.2551.

On April 11, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our Critical Accounting Policies

Our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis or Plan of Operation for the three months ended March 31, 2007 (the “2007 First Quarter”) compared to the three months ended March 31, 2006 (the "2006 First Quarter") are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” or variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any,that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the 2007 First Quarter were approximately $1,572,552 versus $1,053,325 for the 2006 First Quarter. Net income for the 2007 First Quarter was $489,or $0.00 per share on a basic and diluted basis, versus net loss of $53,786, or $0.00 per share on a basic and diluted basis for the 2006 First Quarter. We continue to explore opportunities to grow sales in other business areas, we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business. Although we have improved cash flows by reducing overall expenses and increasing sales, if our revenues decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations. To continue to achieve profitable operations we need to maintain/increase current net revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources. We may have to continue to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. As a result of past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through March 2008, provided our net revenues do not decline and our operating expenses do not increase. Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 59,679,373 were outstanding as of May 10, 2007. The number of shares outstanding does not include an aggregate of 29,599,497 shares of common stock that are issuable. This number of issuable common shares is equal to 50% of the 59,679,373 outstanding shares. These issuable common shares are comprised of: a) 7,440,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 9,984 shares reserved for future grants under our 1998 Stock Plan; c) 8,070,000 shares reserved for future grants under our 2006 Stock Plan; d) 4,149,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; e) 4,771,432 shares of common stock issuable upon conversion of the Series D Preferred Stock; and f) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of May 10, 2007, we had 90.701477 shares of Series C Preferred Stock, 1,192,858 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially own during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 14,079,512 shares, which would represent 24% of the then outstanding shares of common stock.

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

We generate revenues to regions outside the United States, particularly in Asia. For the quarter ended March 31, 2007 and 2006, net revenues to customers outside the United States accounted for approximately 29% and 21%, respectively, of our net revenues. International revenues and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended March 31, 2007 compared to Quarter ended March 31, 2006.

Net Revenues

Net Revenues for the 2007 First Quarter were $1,572,552, an increase of 49% from net revenues of $1,053,325 for the 2006 First Quarter. This increase in net revenues reflects a 132% increase in net revenues of Andrea DSP Microphone and Audio Software Products to $735,214, or 47% of total net revenues and a 14% increase in net revenues of Andrea Anti-Noise Products to $837,338, or 53% of total net revenues. The increase in net revenues for the quarter ended March 31, 2007 of Andrea DSP Microphone and Audio Software Products primarily relates to low margin product shipments to one of our OEM customers as well as to increases in net revenues recognized related to our license agreements with Analog and Creative. The increase in revenues of Andrea Anti-Noise Headset Products is primarily due to increased shipments to one of our OEM customers.

Cost of Revenues

Cost of revenues as a percentage of revenues for the 2007 First Quarter increased to 50% from 47% for the 2006 First Quarter. The cost of revenues as a percentage of net revenues for the 2007 First Quarter for Andrea Anti-Noise Products is 61% compared to 58% for the 2006 First Quarter. The cost of revenues as a percentage of net revenues for the 2007 First Quarter for Andrea DSP Microphone and Audio Software Products is 37% compared to 21% for the 2006 First Quarter. These increases primarily reflect the impact of the changes in the composition of our net revenues as described under “Revenues” above.

Research and Development

Research and development expenses for the 2007 First Quarter increased 29% to $172,759 from $133,535 for the 2006 First Quarter. This increase relates to adoption of the provisions of SFAS No. 123R as well employee compensation and related benefit costs related to a dedicated employee focused on product development. The substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea Anti-Noise headset products. For the 2007 First Quarter, the Andrea DSP Microphone and Audio Software Technology efforts were $123,172, or 71% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $49,587, or 29% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 24% to $588,761 for the 2007 First Quarter from $476,077 for the 2006 First Quarter. This increase is a result of Andrea’s adoption of the provisions of SFAS No. 123R as well as the new employment agreement entered into with the Company’s President and Chief Executive Officer in November 2006. For the 2007 First Quarter, the increase reflects a 15% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $339,623, or 58% of total general, administrative and selling expenses and a 38% increase in our Andrea Anti-Noise Headset Product efforts to $249,138, or 42% of total general, administrative and selling expenses.

Other expense

Other expense for the 2007 First Quarter was $1,172 compared to other expense of $147 for the 2006 First Quarter.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2007 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. There is no provision for income taxes for the quarter ending March 31, 2006, as Andrea did not have revenue subject to these withholding taxes in this period. We provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the unaudited condensed consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis. Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The adoption of FASB Interpretation No. 48 did not have a material effect on the Company’s condensed consolidated financial position or results of operations or cash flows (Note 9).

Net Income / (Loss)

Net income for 2007 First Quarter was $489 compared to a net loss of $53,786 for the 2006 First Quarter. The net income for the 2007 First Quarter principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds have historically been, and are expected to continue to be, gross cash flows from operations and proceeds from the sale of convertible notes, preferred stock or other securities to certain financial institutions, investors and potential industry partners. At March 31, 2007, we had cash and cash equivalents of $700,183 compared with $303,678 at December 31, 2006. The balance of cash and cash equivalents at March 31, 2007 is primarily a result of our cash provided from operations during the 2007 First Quarter.

Working capital balance at March 31, 2007 was $1,749,076 compared to a working capital balance of $1,562,083 at December 31, 2006. The increase in working capital reflects a decrease in total current assets of $194,845 coupled with a decrease in total current liabilities of $381,838. The decrease in total current assets reflects an increase in cash and cash equivalents of $396,505, a decrease in accounts receivable of $160,556, a decrease in inventory of $240,607, and a decrease in prepaid expenses and other current assets of $190,187. The decrease in total current liabilities reflects a decrease in trade accounts payable of $413,482, a decrease in the current portion of capital lease of $2,778, and an increase of $34,422 in other current liabilities. The increase in cash and cash equivalents of $396,505 reflects $399,283 of net cash provided by operating activities and $2,778 of net cash used in financing activities.

The cash provided by operating activities of $399,283, excluding non-cash charges, is attributable to the $489 net income from operations for the quarter ended March 31, 2007, a $160,634 decrease in accounts receivable, a $237,408 decrease in inventory, a $190,187 decrease in prepaid expenses and other current assets, a $413,482 decrease in accounts payable, and a $34,422 increase in other current and long-term liabilities. The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The net cash used in financing activities of $2,778 reflects payment of our capital leases associated with communication related equipment.

We plan to continue to improve our cash flows during 2007 by aggressively pursuing 1) existing sales opportunities in our Andrea Anti-Noise Headset Products market, 2) existing and prospective opportunities to sell our Superbeam Array Microphone generated through our co-marketing efforts with Analog Devices in the personal computing market, 3) opportunities in the video and audio conferencing market and 4) the automotive (in-vehicle computing) market. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of May 10, 2007, Andrea has approximately $540,000 (unaudited) of cash and cash equivalents. During 2006, we utilized approximately $115,000 in cash. We believe that we have sufficient liquidity available to continue in operation through at least March 2008. To the extent that we do not generate sufficient cash flows from our operations in 2007, additional financing might be required. Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangements, be accrued over the requisite service period during which an employee earns the benefit. The adoption of EITF Issue No. 06-2 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and should be applied prospectively, except for the provisions for certain financial instruments that should be applied retrospectively as of the beginning of the year of adoption. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of Statement No. 157.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that the adoption of EITF 06-7 to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the expected effect of SFAS 159 on its condensed consolidated financial statements and is currently not yet in a position to determine such effects.

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

See "Part I Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement Regarding Forward-Looking Statements--An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition" and Note 6 to the unaudited condensed consolidated financial statements in this quarterly report for a discussion of the legal proceedings of Andrea.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By: /s/ DOUGLAS J. ANDREA
Name:Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: May 14, 2007

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 14, 2007
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 14, 2007
Corisa L. Guiffre	Assistant Corporate Secretary