Form 10QSB
period 2007-09-30
ANDREA ELECTRONICS CORP
filed 2007-11-14
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

 Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION

(Exact name of small business issuer as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	631-719-1800

Check whether the issuer (1) filed all reports required to by filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_ No ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 9, 2007, there are 59,861,193 common shares outstanding.

Transitional Small Business Disclosure format (check one) Yes ___ No _X_

PART I.                           FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$854,015	$303,678
Accounts receivable, net of allowance for doubtful accounts of $16,591 and $16,704, respectively	681,675	839,599
Inventories, net	735,885	1,088,778
Prepaid expenses and other current assets	100,961	367,421
Total current assets	2,372,536	2,599,476

Property and equipment, net	27,870	39,243
Intangible assets, net	3,091,035	3,437,432
Other assets, net	12,864	12,864
Total assets	$5,504,305	$6,089,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$332,842	$619,159
Short-term portion of capital lease	763	5,068
Other current liabilities	271,927	413,166
Total liabilities	605,532	1,037,393

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; none issued and outstanding	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 90.7 and 100.7 shares, respectively; liquidation value: $907,015 and 1,007,015, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,192,858 and 1,242,858 shares, respectively; liquidation value: $1,192,858 and $1,242,858, respectively	11,929	12,429
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 59,861,193 and 59,021,857 shares, respectively	598,612	590,219
Additional paid-in capital	76,504,879	76,352,407
Accumulated deficit	(72,216,648)	(71,903,434)

Total shareholders’ equity	4,898,773	5,051,622

Total liabilities and shareholders’ equity	$5,504,305	$6,089,015

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
Net Product revenues	$959,963	$1,486,680	$3,127,078	$3,653,022
License revenues	89,952	205,771	497,853	477,330
Revenues	1,049,915	1,692,451	3,624,931	4,130,352

Cost of revenues	565,167	961,591	1,822,086	2,237,344

Gross margin	484,748	730,860	1,802,845	1,893,008

Research and development expenses	173,895	145,783	502,755	414,176

General, administrative and selling expenses	507,503	516,625	1,587,335	1,453,597

(Loss) income from operations	(196,650)	68,452	(287,245)	25,235

Interest income (expense), net	3,967	(1,129)	4,371	(1,439)

(Loss) income before provision for income taxes	(192,683)	67,323	(282,874)	23,796

Provision for income taxes	1,886	20,446	30,340	40,942

Net (loss) income	$(194,569)	$46,877	$(313,214)	$(17,146)

Basic weighted average shares	59,714,946	58,512,333	59,457,994	58,391,669

Diluted weighted average shares	59,714,946	59,385,460	59,457,994	58,391,669

Basic and diluted net (loss) income per share	$(.00)	$.00	$(.01)	$(.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2007	100.701477	$1	1,242,858	$12,429	59,021,857	$590,219	$76,352,407	$(71,903,434)	$5,051,622

Conversions of Series D Convertible Preferred Stock	-	-	(50,000)	(500)	200,000	2,000	(1,500)	-	-
Conversions of Series C Convertible Preferred Stock	(10.000000)	-	-	-	457,516	4,575	12,137	-	16,712
Expense of Stock Grant to Outside Directors	-	-	-	-	181,820	1,818	14,016	-	15,834
Expense of Stock Option Grants	-	-	-	-	-	-	127,819	-	127,819
Net loss	-	-	-	-	-	-	-	(313,214)	(313,214)

Balance, September 30, 2007	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,504,879	$(72,216,648)	$4,898,773

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(313,214)	$(17,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	365,500	366,028
Stock compensation expense	143,653	21,947
Provision for bad debt	(113)	(1,788)
Inventory reserve	222	(43,354)

Changes in operating assets and liabilities:
Accounts receivable	158,037	(685,165)
Inventories	352,671	(218,564)
Prepaid expenses and other current assets	266,460	131,218
Trade accounts payable	(286,317)	132,087
Other current liabilities	(124,527)	95,865
Net cash provided by (used in) operating activities	562,372	(218,872)

Cash flows from investing activities:
Purchases of property and equipment	-	(9,370)
Purchases of patents and trademarks	(7,730)	(13,998)
Net cash used in investing activities	(7,730)	(23,368)

Cash flows from financing activities:
Payments under capital lease	(4,305)	(9,144)
Net cash used in financing activities	(4,305)	(9,144)

Net increase (decrease) in cash and cash equivalents	550,337	(251,384)

Cash and cash equivalents, beginning of period	303,678	418,597
Cash and cash equivalents, end of period	$854,015	$167,213

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock and related accrued dividends into common stock	$16,712	$8,356

Cash paid for:
Interest	$2,038	$1,935
Income Taxes	$76,420	$17,336

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 28, 2007.  The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2006 audited consolidated financial statements except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which is discussed in Note 9.

Management's Liquidity Plans - As of September 30, 2007, Andrea had working capital of $1,767,004 and cash on hand of $854,015.  Andrea’s loss from operations was $196,650 and $287,245 for the quarter and nine months ended September 30, 2007, respectively.  Andrea plans to continue to improve its cash flows during 2007and future periods by placing heightened emphasis on its sales and marketing efforts.

As of November 9, 2007, Andrea has approximately $900,000 of cash.  Management believes that Andrea has sufficient liquidity available to operate through at least September 2008.  While Andrea continues to explore opportunities to increase sales in new business areas, the Company is also examining additional opportunities for cost reduction, production efficiencies and further diversification of its business.  In 2005, Andrea made significant changes in its facilities to control overall cash expenditures.  In 2006, Andrea increased sales, reached profitability and became cash flow positive.  Although these steps are encouraging, if Andrea fails to develop additional revenues from sales of its products or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

Note 2.                 Summary of Significant Accounting Policies

(Loss) earnings Per Share - Basic (loss) earnings per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings per share adjusts basic (loss) earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  Securities that could potentially dilute basic (loss) earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following for each of the three months and nine months end September 30, 2007 and 2006:

Total potential common shares as of:	September 30, 2007	September 30, 2006

Options to purchase common stock (Note 7)	9,686,820	2,090,000
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	4,149,736	4,607,252
Series D Convertible Preferred Stock and related warrants (Note 4)	9,929,776	10,472,632

Total potential common shares	23,766,332	17,169,884

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

The above computation was not necessary for the three months ended September 30, 2007 or the nine months ended September 30, 2007 and 2006 as the periods had a net loss.

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.  Andrea has cash deposits in excess of the maximum amounts insured by FDIC at September 30, 2007 and December, 31 2006.  The Company mitigates its risk by investing in or through major financial institutions.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries.  Revenues of superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 34% and 44% of the total net revenues for the three months ended September 30, 2007 and 2006, respectively and accounted for 53% and 24% of total accounts receivable at September 30, 2007 and December 31, 2006, respectively.  Revenues of superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 20% and 25% of the total net revenues for the nine months ended September 30, 2007 and 2006, respectively.  Revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 1% and 8% of the total net revenues for the three months ended September 30 2007 and 2006, respectively, and accounted for 1% and 3% of total accounts receivable at September 30, 2007 and December 31, 2006, respectively.  Revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 4% and 11% of the total net revenues for the nine months ended September 30 2007 and 2006, respectively.  Licensing revenues and other revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 1% and 10% of the total net revenues for the three months ended September 30, 2007 and 2006, respectively, and accounted for 11% and 41% of total accounts receivable at September 30, 2007 and December 31, 2006, respectively.  Licensing revenues and other revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 12% and 11% of the total net revenues for the nine months ended September 30, 2007 and 2006, respectively.  Licensing revenues and other service related revenues to one customer were approximately 13% and 5% of the total net revenues for the three months ended September 30, 2007 and 2006, respectively and accounted for 12% and 8% of total accounts receivable at September 30, 2007 and December 31, 2006, respectively.  Licensing revenues and other service related revenues to one customer were approximately 12% and 7% of the total net revenues for the nine months ended September 30, 2007 and 2006, respectively.

Andrea purchases a substantial portion of its finished goods from two suppliers.  Purchases from these two suppliers amounted to 43% and 48% of total purchases for the three months ended September 30, 2007 and 79% and 0% for the three months ended September 30, 2006.  Purchases from these two suppliers amounted to 66% and 22% of total purchases for the nine months ended September 30, 2007 and 77% and 0% for the nine months ended September 30, 2006.  At September 30, 2007, the amounts due to these suppliers in accounts payable was $0 and 168,660, respectively. At December 31, 2006, the amounts due to these suppliers in accounts payable were 377,019 and $0, respectively.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.    The cost elements of inventories include materials, labor and overhead.  Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories when the cost of the inventory is not expected to be recovered.  Andrea’s policy is to reserve for inventory that shows slow movement over the preceding nine consecutive quarters.  Andrea records changes in inventory reserves as part of cost of revenues.

	September 30, 2007	December 31, 2006

Raw materials	$29,405	$40,237
Finished goods	1,298,682	1,640,521
	1,328,087	1,680,758
Less: reserve for obsolescence	(592,202)	(591,980)
	$735,885	$1,088,778

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

At September 30, 2007, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  The results of this test indicated that there was no impairment.  However, this process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue.  If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years.  For the three-month periods ended September 30, 2007 and 2006, amortization expense was $118,130 and $117,923, respectively.  For the nine-month periods ended September 30, 2007 and 2006, amortization expense was $354,127 and $353,289, respectively.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-Based Compensation - At September 30, 2007, Andrea had three stock-based employee compensation plans, which are described more fully in Note 7.  Effective, January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company amortizes stock-based compensation by using the straight-line method.

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

Note 3.                 Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”).  Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus $671.23 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551.  Prior to an amendment of the terms there was a dividend of 5% per annum on the stated value.  The Series C Preferred Stock currently has no dividends.  The additional amount of $671.23 represents the 5% per annum from October 10, 2000 through the amendment.

On April 11, 2007, 10 shares of Series C Preferred Stock, together with related accrued dividends of $16,712, were converted into 457,516 shares of Common Stock at a conversion price of  $0.2551.

As of September 30, 2007, there were 90.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,149,736  shares of Common Stock and remaining accrued dividends of $151,583, which is included in other current liabilities in the accompany unaudited condensed consolidated balance sheet.

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

From the time of issuance through June 4, 2009, the Company is required to maintain effective registration statements.  Prior to 2007, there were 281,250 exercises of Series D Preferred Stock Warrants.  On March 16, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25.  On April 11, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25. As of September 30, 2007, there are 1,192,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 9,929,776 shares of Common Stock.  There were no Series D Preferred Stock Warrant exercises during the quarter or nine months ended September 30, 2007.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.                 Licensing Agreements

Analog
In November 2004, Andrea entered into a license agreement with Analog to integrate its EchoStop technology with certain Analog products for one of Analog’s customers (“EchoStop Licensed Products”).  As consideration of this license, Analog will pay Andrea a royalty for each EchoStop Licensed Product shipped.  During the first year of the agreement, Analog will pay Andrea a minimum of $100,000 in royalty payments, payable in payments of $25,000 per quarter.  During the three months ended September 30, 2006 Andrea received the final $25,000 of the minimum royalty payment due under this agreement.  Andrea will continue to receive royalty payments based on the number of EchoStop Licensed Products shipped until either party terminates the agreement per the terms of the agreement.  During the three months ended September 30, 2007 and September 30, 2006, Andrea has recognized $25,514 and $0, respectively of licensing revenues related to this agreement.  During the nine months ended September 30, 2007 and September 30, 2006, Andrea has recognized $93,513 and $25,000, respectively of licensing revenues related to this agreement.

In January 2006, Andrea entered into a license agreement with Analog to integrate its DSDA and EchoStop technologies with certain of Analog products for specific Analog PC Original Equipment Manufacturer (“OEM”) customers (“DSDA/EchoStop Licensed Product”).  In consideration of this license, Analog will pay Andrea a royalty for each DSDA/EchoStop Licensed Product shipped.  During the three months ended September 30, 2007 and September 30, 2006, Andrea has recognized $38,922 and $12,500, respectively, of revenues under this agreement.  During the nine months ended September 30, 2007 and September 30, 2006, Andrea has recognized $102,867 and $25,000, respectively, of revenues under this agreement.  When the royalties paid to Andrea from DSDA/EchoStop Licensed Products amount to $500,000, no further payments will be required under this agreement.

Marconi
In December 2002, Andrea entered into a license agreement with  Marconi Communications to provide and integrate a number of its proprietary audio software technologies into the Marconi ViPr Virtual Presence System (“ViPr”™). The ViPr conference system is a new network appliance developed by Marconi that enables secure, high resolution, real-time, multimedia communications between people in geographically dispersed locations. The addition of our hands-free audio system includes an advanced stereo version of Andrea’s patented EchoStop, as well as its patented Digital Super Directional Array (“DSDAâ”) and PureAudio noise canceling algorithms, among others. The implementation of Andrea’s microphone array, which is embedded in the monitor of the ViPr system allows users to carry on discussions at normal conversation levels, even in a noisy environment.  In 2006, Ericsson Inc. purchased certain assets and liabilities of Marconi Communication Inc. In conjunction with this purchase, Andrea, Marconi Communications Inc. and Ericsson Inc. executed a Novation Agreement in which the 2002 license agreement is now between Ericsson and Andrea.  During the three months ended September 30, 2007 and 2006 $4,960 and $4,840, respectively, of license revenues were recognized in the accompanying unaudited condensed consolidated statements of operations.  During the nine months ended September 30, 2007 and 2006 $14,040 and $28,360, respectively, of licensing revenues were recognized related to this agreement.

Creative
In October 2004 Andrea entered into a Production and Distribution Agreement with Creative Technology Ltd. (“Creative”).  This agreement was modified in January 2005 to incorporate additional license rights.  This agreement grants Creative a non-exclusive license to VoiceCenter, PureAudio and DSDA as well as the right to purchase and resell certain of its other products.  VoiceCenter will be distributed with Creative’s Sound Blaster Live! ADVANCED MB, a simple online upgrade allowing PC users with motherboard audio produced by Dell to upgrade to Sound Blaster audio quality. The Sound Blaster Live! ADVANCED MB audio solution is available for PCs equipped with this configuration.  The features of PureAudio and DSDA will be distributed in certain of Creative’s other products to enable optimized far-field voice input.  In consideration of this agreement, Creative pays Andrea a royalty for each VoiceCenter license shipped with the Soundblaster Live and each webcam shipped with Andrea’s licensed technologies.  During the three months ended September 30, 2007 and 2006, Andrea recorded $13,327 and $172,126, respectively of licensing revenues related to this agreement.  During the nine months ended September 30, 2007 and 2006, Andrea recorded $251,956 and $376,479, respectively of licensing revenues related to this agreement.

Samsung
In October 2005, Andrea entered into a license agreement with Samsung Electronics Co., LTD (“Samsung”) to integrate our DSDA and EchoStop technologies with certain notebook/laptop PC products incorporating directional microphone and speaker phone functions for use in conjunction with PC software voice driven applications.  During the three months ended September 30, 2007 and 2006, Andrea recorded $6,712 and $15,726 of licensing revenue related to this agreement, respectively.  During the nine months ended September 30, 2007 and 2006, Andrea recorded $34,203 and $19,595 of licensing revenue related to this agreement, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6.                 Commitments And Contingencies

Leases

In March 2005, Andrea entered into a lease for its corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party.  The lease is for approximately 11,000 square feet and expires in October 2008.  Rent expense under this operating lease was $22,958 and $63,473 for the three and nine-month periods ended September 30, 2007, respectively.  Rent expense under this operating lease was $19,873 and $59,039 for the three and nine-month periods ended September 30, 2006.

As of September 30, 2007, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2007 (October to December 31)	$26,052
2008	102,326
2009	93,541
2010	29,171
Total	$251,090

Employment Agreements

In June 2004, the Company entered into a one-year employment contract with the Chairman of the Board, Douglas J. Andrea, which automatically renewed for one additional one-year term and expired June 2006.  Pursuant to this employment agreement, Mr. Andrea received an annual base salary of $225,000 per annum, a minimum annual prorated bonus of $50,000.  Mr. Andrea was also entitled to a change in control payment equal to one time his base salary with continuation of health and medical benefits for one year in the event of a change in control and subsequent termination of employment other than for cause.  In accordance with Amendment 1 of Mr. Andrea’s employment agreement, Mr. Andrea did not receive a $50,000 bonus for the periods ended December 31, 2005 and 2004, and instead was entitled to a $100,000 bonus when the Company had positive cash flows.  This bonus was paid during the three-month period ended June 30, 2007.  At December 31, 2006, the future minimum cash commitments under this agreement aggregate was $100,000, (including the unpaid portion of Mr. Andrea’s 2005 and 2004 bonuses), and is included in other liabilities in the Company’s accompanying condensed balance sheet.

In November 2006, the Company entered into a new employment agreement with Mr. Andrea.  The employment agreement expires July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum.  In addition, upon execution of the employment agreement, Mr. Andrea was entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement.   The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee.  On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  On November 16, 2006, in accordance with his employment agreement, Mr. Andrea was granted an additional 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.  At September 30, 2007, the future minimum cash commitments under this agreement aggregate $250,000.  At December 31, 2006, the future minimum cash commitments under this agreement aggregate $481,349, of which $6,349 is included in other liabilities at December 31, 2006.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At September 30, 2007, there were 14,984 shares available for further issuance under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At September 30, 2007, there were 5,636,361 shares available for further issuance under the 2006 Plan.

On August 4, 2005, in accordance with his employment agreement, Mr. Andrea was granted 250,000 stock options. This grant provides for a nine month vesting period, an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years.  There was no compensation expense related to the award for the three and nine-month periods ended September 30, 2007.  The compensation expense related to the award was $0 and $1,333 for the three and nine-month periods ended September 30, 2006, respectively.

On November 1, 2005, the Board granted 40,000 stock options to each chairperson on the Nominating and Audit Committees.  The grants provide for a nine-month vesting period, an exercise price of $0.05 per share, which was fair market value at the date of grant, and a term of 10 years.  There was no compensation expense related to the award for the three and nine-month periods ended September 30, 2007.  Compensation expense related to these awards was $667 and $2,667 for the three and nine-month period ended September 30, 2006, respectively.

In November 2006, in accordance with his employment agreement, Mr. Andrea was granted 2,000,000 stock options. These grants provide for three year vesting, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $19,440 and $70,340 for the three and nine-month period ended September 30, 2007, respectively.  There was no compensation expense related to the award for the three and nine-month periods ended September 30, 2006.

During 2006, the Board granted 400,000 stock options to the Vice President and Chief Financial Officer and 755,000 stock options to employees of the Company.  Each option grant provides for vesting periods of up to three years, a weighted average exercise price of $0.12 per share, the exercise price of each option grant was equal to the fair market value at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $16,797 and $47,646 for the three and nine-month period ended September 30, 2007, respectively.  Compensation expense related to these awards was $2,202 and $2,944 for the three and nine-month period ended September 30, 2006, respectively.

On November 16, 2006, the Board granted 16,667 stock options to each chairperson on the Nominating and Compensation Committees and 41,667 stock options to the chairperson on the Audit Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $1,041 and $4,487 for the three and nine-month period ended September 30, 2007, respectively. There was no compensation expense related to the award for the three and nine-month periods ended September 30, 2006.

On September 12, 2007, the Board granted 1,000,000 stock options to the President and Chief Executive Officer, 350,000 stock options to the Vice President and Chief Financial Officer, 60,000 stock options to the Board of Directors and 760,000 stock options to employees of the Company.  Each option grant provides for vesting periods of up to three years, an exercise price of $0.11 per share, the exercise price of each option grant was equal to the fair market value at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $4,971 for the three and nine-month periods ended September 30, 2007.  There was no compensation expense related to the award for the three and nine-month periods ended September 30, 2006.

On September 12, 2007, the Board granted 18,182 stock options to each chairperson on the Nominating and Compensation Committees and 45,455 stock options to the chairperson on the Audit Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.11 per share, which was fair market value at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $375 for the three and nine-month periods ended September 30, 2007. There was no compensation expense related to the award for the three and nine-month periods ended September 30, 2006.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total compensation expense recognized related to stock option awards was $42,624 and $127,819 for the three and nine-month periods ended September 30, 2007, respectively.  For the three month period ended September 30, 2007, $32,593 is included in general, administrative and selling expenses, $9,616 is included in research and development expenses and $415 is included in cost of revenues in the accompanying condensed consolidated statement of operations.  For the nine month period ended September 30, 2007, $101,839 is included in general, administrative and selling expenses, $24,940 is included in research and development expenses and $1,040 is included in cost of revenues in the accompanying condensed consolidated statement of operations.  Total compensation expense recognized related to stock option awards was $2,202 and $6,944 for the three and nine-month periods ended September 30, 2006, respectively.  These 2006 expenses are included in general, administrative and selling expenses in the accompanying condensed consolidated statement of operations.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the three and nine-month periods ended September 30, 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Expected life in years	5.98	5.98
Risk-free interest rates	4.17%	4.17%
Volatility	100.63%	100.63%
Dividend yield	0%	0%

There were no stock options granted during the three month period ended September 30, 2006.  The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the nine month periods ended September 30, 2006:

Nine months ended September 30, 2006

Expected life in years	7
Risk-free interest rates	4.57%
Volatility	94.3%
Dividend yield	0%

Option activity during 2007 is summarized as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price

At January 1, 2007	7,590,001	1.05	8.01 years	4,397,500	$1.72
Granted	2,251,819	0.11
Cancelled	(155,000)	5.38
At September 30, 2007	9,686,820	0.76	8.05 years	4,970,975	$1.38

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method for the three and nine-month periods ended September 30, 2007 is estimated at $0.09.  The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method for the nine-month period ended September 30, 2006 is estimated at $0.04.  The were no stock options granted during the three month period ended September 30, 2006.

The following table is the summary of the Company’s nonvested shares as of September 30, 2007 and 2006:

	Options Outstanding and Nonvested	Weighted Average Exercise Price	Weighted Average Fair Value

Nonvested at January 1, 2006	330,000	0.04	0.04
Granted	3,230,001	0.12	0.10
Vested	(367,500)	0.04	0.04
Nonvested at December 31, 2006	3,192,501	0.12	0.10
Granted	2,251,819	0.11	0.09
Vested	(728,475)	0.12	0.10
Nonvested at September 30, 2007	4,715,845	0.12	0.10

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes information about stock options outstanding at September 30, 2007:

			Options Outstanding			Options Exercisable
Range of			Number	Weighted- Average Remaining	Weighted- Average Exercise	Number	Weighted- Average Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.04	to	$0.06	2,340,000	7.88	$0.05	2,340,000	$0.05
0.07	to	0.11	2,516,819	9.64	0.11	265,000	0.10
0.12	to	0.17	3,580,001	8.84	0.12	1,115,975	0.12
0.28	to	0.43	35,000	5.62	0.34	35,000	0.34
0.44	to	0.65	70,000	5.20	0.57	70,000	0.57
0.66	to	1.00	342,500	4.34	0.69	342,500	0.69
1.52	to	2.28	75,000	3.53	1.75	75,000	1.75
2.29	to	3.43	10,000	3.18	3.30	10,000	3.30
5.17	to	7.75	482,500	2.18	6.24	482,500	6.24
7.76	to	11.65	40,000	1.85	8.25	40,000	8.25
11.66	to	17.49	195,000	0.61	14.28	195,000	14.28
$ 0.04	to	$17.49	9,686,820	8.05	$0.76	4,970,975	$1.38

As of September 30, 2007, there was $315,488 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 4 years ($57,280 during the remaining period in 2007, $174,479 in 2008, $68,319 in 2009 and $15,410 in 2010).

During 2007, 2006 and 2005, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 181,820 shares of Common Stock with a fair market value of $0.11, 166,668 shares of Common Stock with a fair market value of $0.12 and 400,000 shares of Common stock with a fair market value of $0.05.  Compensation expense related to these awards was $5,834 and $5,001 for the three period ended September 30, 2007 and 2006, respectively.  Compensation expense related to these awards was $15,834 and $15,003 for the nine month period ended September 30, 2007 and 2006, respectively.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended September 30, 2007 and 2006:

2007 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007 Three Month Segment Data

Net revenues from external customers	$531,621	$428,342	$959,963
License Revenues	89,952	-	89,952
Loss from operations	134,811	61,839	196,650
Depreciation and amortization	117,082	4,718	121,800
Purchases of patents and trademarks	110	1,350	1,460
Assets	3,972,985	1,400,584	5,373,569
Total long lived assets	2,952,665	169,910	3,122,575

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2006 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006 Three Month Segment Data

Net revenues from external customers	$915,875	$570,805	$1,486,680
License Revenues	205,771	-	205,771
Income from operations	45,117	23,335	68,452
Depreciation and amortization	116,161	4,805	120,966
Purchases of patents and trademarks	535	3,631	4,166

The following represents selected condensed consolidated financial information for Andrea’s segments for the nine-month periods ended September 30, 2007 and 2006:

2007 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007 Nine Month Segment Data

Net revenues from external customers	$1,327,706	$1,799,372	$3,127,078
License Revenues	497,853	-	497,853
Loss from operations	245,115	42,130	287,245
Depreciation and amortization	351,407	14,093	365,500
Purchases of patents and trademarks	620	7,110	7,730

2006 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006 Nine Month Segment Data

Net revenues from external customers	$1,609,118	$2,043,904	$3,653,022
License Revenues	477,330	-	477,330
(Loss) income from operations	(186,058)	211,293	25,235
Depreciation and amortization	349,911	16,117	366,028

The following represents selected condensed consolidated financial information for Andrea’s segments as of December 31, 2006.

2006 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total December 31, 2006

Assets	4,329,036	1,759,979	6,089,015
Total long lived assets	3,297,304	179,371	3,476,675

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended September 30, 2007 and 2006, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2007	September 30, 2006

Net revenues:
United States	$596,271	$673,102
Foreign(1)	453,644	1,019,349
	$1,049,915	$1,692,451

(1)	Net revenue to the People’s Republic of China represented 34% of total net revenues for three months ended September 30, 2007. Net revenue to the People’s Republic of China and Singapore represented 38% and 10%, respectively of total net revenues for three months ended September 30, 2006.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the nine-month periods ended September 30, 2007 and 2006, by geographic area, net revenues are as follows:

Geographic Data	September 30, 2007	September 30, 2006

Net revenues:
United States	$2,434,017	$2,113,762
Foreign(2)	1,190,914	2,016,590
	$3,624,931	$4,130,352

(2)
Net revenue to the People’s Republic of China and Singapore represented 20% of total net revenues for nine months ended September 30, 2007.  Net revenue to the People’s Republic of China and Singapore represented 19% and 10%, respectively of total net revenues for nine months ended September 30, 2007.

 As of September 30, 2007 and December 31, 2006, account receivable by geographic area is as follows:

Geographic Data	September 30, 2007	December 31, 2006

Accounts receivable:
United States	$250,171	$231,416
Foreign	431,504	608,183
	$681,675	$839,599

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

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the three or nine months ended September 30, 2007.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements.  We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management.  Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements.  These factors include the following:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our revenues for the three months ended September 30, 2007 were $1,049,915 versus $1,692,451 for the three months ended September 30, 2006.  Net loss for the three months ended September 30, 2007 was $194,569, or $0.00 loss per share on a basic and diluted basis, versus net income of $46,877, or $0.00 per share on a basic and diluted basis for the three months ended September 30, 2006. Our revenues for the nine months ended September 30, 2007 were $3,624,931 versus $4,130,352 for the nine months ended September 30, 2006.  Net loss for the nine months ended September 30, 2007 was $313,214, or $0.01 loss per share on a basic and diluted basis, versus net loss of $17,146, or $0.00 loss per share on a basic and diluted basis for the nine months ended September 30, 2006.  We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses and increasing sales, if our revenues decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain/increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources.  We may have to continue to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through September 2008, provided our net revenues do not decline and our operating expenses do not increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 59,861,193 were outstanding as of November 9, 2007. The number of shares outstanding does not include an aggregate of 29,417,677 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 49% of the 59, 861,193 outstanding shares.  These issuable common shares are comprised of:  a) 9,686,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 14,984 shares reserved for future grants under our 1998 Stock Plan; c) 5,636,361 shares reserved for future grants under our 2006 Stock Plan; d) 4,149,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; e) 4,771,432 shares of common stock issuable upon conversion of the Series D Preferred Stock; and f) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related Warrants may result in substantial dilution to other holders of our common stock.

As of November 9, 2007, we had 90.701477 shares of Series C Preferred Stock, 1,192,858 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding.  The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock.  The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.  Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations.  If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 14,079,512 shares, which would represent 24% of the then outstanding shares of common stock.

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

We generate revenues to regions outside the United States, particularly in Asia.  For the three-month period ended September 30, 2007, and 2006, net revenues to customers outside the United States accounted for approximately 43% and 60% of our net revenues.  For the nine-month period ended September 30, 2007, and 2006, net revenues to customers outside the United States accounted for approximately 33% and 49%, respectively, of our net revenues.  International revenues and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended September 30, 2007 compared to Quarter ended September 30, 2006 and Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006.

Net Revenues
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2007	September 30, 2006	% Change	September 30, 2007	September 30, 2006	% Change
Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$8,460	$127,350	(93)	$139,821	$473,150	(70)
All other Andrea Anti-Noise net product revenues	419,882	443,455	(5)	1,659,551	1,570,754	6
Total Andrea Anti-Noise Products net Product revenues	428,342	570,805	(25)	1,799,372	2,043,904	(12)

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	359,357	736,890	(51)	731,467	1,036,112	(29)
All other Andrea DSP Microphone and Audio product revenues	172,264	178,985	(4)	596,239	573,006	4
License revenues	89,952	205,771	(56)	497,853	477,330	4
Total Andrea DSP Microphone and Audio Software Products revenues	621,573	1,121,646	(45)	1,825,559	2,086,448	(13)

Total Revenues	$1,049,915	$1,692,451	(38)	$3,624,931	$4,130,352	(12)

The significant decrease in sales of Andrea Anti-Noise Products to an OEM customer for use with speech recognition software relates to decreased demand by the OEM for the first nine months of 2007.  However, we have increased volumes forecasted for the remainder of the 2007, which we expect will narrow the cumulative year date decrease to an approximate 40% decrease for the calendar year 2007 versus the 70% nine-month decrease.  The significant decrease in sales of microphone array products to an OEM customer relates to the decreased demand from the OEM customer.  We believe that this decrease is from the introduction of the OEM’s product in 2006 whereas the OEM customer needed to supply all of its customers for the initial launch as opposed to regular fulfillment of a regularly stocked product.  Therefore the introduction in 2006 caused the first year of sales to be significantly higher than the second.  We have no assurance that these revenues will continue into 2008 although we continue to work with this customer as well as to market this product to additional OEM customers.  The decrease in licensing revenues for the three months ended September 30, 2007 is a result of Creative no longer offering Sound Blaster Live! ADVANCED MB, an audio upgrade that bundled VoiceCenter recording application, partially offset by increases in our Analog licensing revenue.  Creative is continuing to license other of our technologies, which Creative distributes in certain of their products to enable optimized far-field voice input.  We are in the process of negotiating other license agreements, which we believe will be able to replace the Creative VoiceCenter revenues.  We expect to start realize some of the benefits of these efforts in the remainder of 2007.  See Note 5 of the accompanying financial statements for additional information on our licensing agreements.

Cost of Revenues

Cost of revenues as a percentage of sales for the three months ended September 30, 2007 decreased to 54% from 57% for the three months ended September 30, 2006.  Cost of revenues as a percentage of sales for the nine months ended September 30, 2007 decreased to 50% from 54% for the nine months ended September 30, 2006.  These decreases primarily reflect the impact of the changes in the composition of our revenues as described under “Net Revenues” above.

Research and Development

Research and development expenses for the three months ended September 30, 2007 increased 19% to $173,895 from $145,783 for the three months ended September 30, 2006.  Research and development expenses for the nine months ended September 30, 2007 were $502,755, an increase of 21% from the nine months ended 2006 research and development expenses of $414,176.  These increases relate to the adoption of the provisions of SFAS No. 123R as well employee compensation and related benefit costs related to a dedicated employee focused on product development.  The substantial level of research and development is a reflection of our efforts to develop and commercialize DSP Microphone and Audio Software technologies, coupled with, to a lesser extent, Andrea Anti-Noise headset products.  For the three months ended September 30, 2007, the Andrea DSP Microphone and Audio Software Technology efforts were $124,817, or 72% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $49,078, or 28% of total research and development expenses.  For the three months ended September 30, 2006, the Andrea DSP Microphone and Audio Software Technology efforts were $117,236, or 80% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $28,547, or 20% of total research and development expenses.  For the nine months ended September 30, 2007, the Andrea DSP Microphone and Audio Software Technology efforts were $361,687, or 72% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $141,068, or 28% of total research and development expenses.  For the nine months ended September 30, 2006, the Andrea DSP Microphone and Audio Software Technology efforts were $326,841, or 79% of total research and development expenses and Andrea Anti-Noise Headset Product efforts were $87,335, or 21% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 2% to $507,503 for the three months ended September 30, 2007 from $516,625 for the three months ended September 30, 2006.  General, administrative and selling expenses for the nine months ended September 30, 2007 were $1,587,335, an increase of 9% from the nine months ended September 30, 2006 general, administrative and selling expenses of $1,453,597.  The nine-month increase is primarily the result of amortization of stock based compensation issued in 2006 as well as the new employment agreement entered into with the Company’s President and Chief Executive Officer in November 2006.  For the three months ended September 30, 2007, the Andrea DSP Microphone and Audio Software Technology efforts were $298,642, or 59% of total general, administrative and selling expenses and Andrea Anti-Noise Headset Product efforts were $208,861, or 42% of total general, administrative and selling expenses.  For the three months ended September 30, 2006, the Andrea DSP Microphone and Audio Software Technology efforts were $330,170, or 64% of total general, administrative and selling expenses and Andrea Anti-Noise Headset Product efforts were $186,455, or 36% of total general, administrative and selling expenses.  For the nine months ended September 30, 2007, the Andrea DSP Microphone and Audio Software Technology efforts were $926,714, or 58% of total general, administrative and selling expenses and Andrea Anti-Noise Headset Product efforts were $660,621, or 42% of total general, administrative and selling expenses.  For the nine months ended September 30, 2006, the Andrea DSP Microphone and Audio Software Technology efforts were $909,121, or 62% of total general, administrative and selling expenses and Andrea Anti-Noise Headset Product efforts were $544,476, or 38% of total general, administrative and selling expenses.

Interest Income (Expense), net

Interest income, net for the three months ended September 30, 2007 was $3,967 compared to interest expense, net of $1,129 for the three months ended September 30, 2006. Interest income, net for the nine months ended September 30, 2007 was $4,371 compared to interest expense of $1,439 for the nine months ended September 30, 2006.  The increase in net interest income (expense) is a result of higher cash balances during 2007.

Provision for Income Taxes

The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  Amounts are based on net revenues and are therefore subject to change.  Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness.  The adoption of FASB Interpretation No. 48 did not have a material effect on the Company’s condensed consolidated financial position or results of operations or cash flows (See Note 9 of the accompanying financial statements).

Net Loss

Net loss for three months ended September 30, 2007 was $194,569 compared to net income of $46,877 for the three months ended September 30, 2006.  Net loss for the nine months ended September 30, 2007 was $313,214 compared to net loss of $17,146 for the nine months ended September 30, 2006.  The net loss for three and nine months ended September 30, 2007 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At September 30, 2007, we had cash and cash equivalents of $854,015 compared with $303,678 at December 31, 2006.  The balance of cash and cash equivalents at September 30, 2007 is primarily a result of our cash provided from operations during the nine months ended September 30, 2007.

Working capital balance at September 30, 2007 was $1,767,004 compared to a working capital balance of $1,562,083 at December 31, 2006.  The increase in working capital reflects a decrease in total current assets of $226,940 coupled with a decrease in total current liabilities of $431,861. The decrease in total current assets reflects an increase in cash and cash equivalents of $550,337, a decrease in accounts receivable of $157,924, a decrease in inventory of $352,893, and a decrease in prepaid expenses and other current assets of $226,940.  The decrease in total current liabilities reflects a decrease in trade accounts payable of $286,317, a decrease in the current portion of capital lease of $4,305, and a decrease of $141,239 in other current liabilities. The increase in cash and cash equivalents of $550,337 reflects $562,372 of net cash provided by operating activities, $7,730 of net cash used in investing activities, and $4,305 of net cash used in financing activities.

The cash provided by operating activities of $562,372, excluding non-cash charges for the quarter ended September 30, 2007, is attributable to a $158,037 decrease in accounts receivable, a $352,671 decrease in inventory, a $266,460 decrease in prepaid expenses and other current assets, a $286,317 decrease in accounts payable, and a $124,527 decrease in other current and long-term liabilities.  The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities reflects patents and trademarks expenditures of $7,730 associated with intellectual property.

The net cash used in financing activities of $4,305 reflects payment of our capital leases associated with communication related equipment.

We plan to continue to improve our cash flows during 2007 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing our Andrea Anti-Noise Headset Products through the introduction of refreshed product line set to introduced in the early part of 2008 as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of November 9, 2007, Andrea has approximately $900,000 of cash and cash equivalents.  We believe that we have sufficient liquidity available to continue in operation through at least September 2008.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the accompanying financial statements.

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

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On September 12, 2007, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals Douglas J. Andrea (49,135,864 shares for, 1,392,018 shares withheld); Gary A. Jones (49,120,451 shares for, 1,407,431 shares withheld); Louis Libin (49,122,764 shares for, 1,405,118 shares withheld); Joseph J. Migliozzi (49,129,954 shares for, 1,397,928 shares withheld); Jonathan D. Spaet (49,115,664 shares for, 1,412,218 shares withheld).  In addition, the shareholders ratified the selection of Marcum & Kliegman LLP as the Company's independent accountants for the year ended December 31, 2007 (50,126,288 shares for, 245,119 shares against, and 156,475 shares abstained).

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

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2007

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2007
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2007
Corisa L. Guiffre	Assistant Corporate Secretary