Form 10KSB
period 2007-12-31
ANDREA ELECTRONICS CORP
filed 2008-03-31
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $5,046,213.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,700,683 based upon the closing price of $0.08 as quoted on the Over the Counter Market on March 24, 2008.

The number of shares outstanding of the registrant’s Common Stock as of March 24, 2008, was 59,861,193.

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

We are currently targeting our far-field technologies at 1) the desktop computing market (primarily through our relationship with Analog Devices, Inc. (“Analog Devices”), 2) the video and audio conferencing market and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication and other devices within vehicles.  Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our Active Noise Cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business.  Net revenues of such technologies and products during the years ended December 31, 2007 and 2006 approximated 48% and 55%, respectively, of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product business – Our headset microphone products help to ensure clear speech in personal computer and telephone headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone products use electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard noise canceling headset products, these products comprise our Andrea Anti-Noise Headset Product segment.  During the years ended December 31, 2007 and 2006, our Andrea Anti-Noise Headset Product segment approximated 52% and 45%, respectively, of our total net revenues.

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

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP, NC, ANC and ANR microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products for the following applications:

–	Speech recognition for word processing, database, and similar applications;

–	Distance Learning (education through the use of Internet-base lessons and training information);

–	Audio/videoconferencing;

–	Internet telephony and Voice Chat;

–	Professional audio systems;

–	Voice-activated interactive games;

–	Cellular and other wireless telecommunications; and

–	Telematics, or in-vehicle computing (the use of computer-controlled systems in automobiles and trucks)

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2012 to 2024.  We also have other patent applications currently pending; however, we cannot assure that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products.  For the years ended December 31, 2007 and 2006, total research and development expenses were $676,977 and $571,288, respectively. During 2008, we expect research and development expenses to remain at the same level when compared to 2007.  We expect this will occur as a result of our overall plan to improve cash flows by containing our expenses.  Additionally, most of Andrea’s core technology is already developed, therefore, heightened emphasis will be placed on application engineering, sales and marketing activity and less emphasis on research and development.  No assurance can be given that our research and development efforts will succeed. See “Part II – Item 6 – Management’s Discussion and Analysis or Plan of Operation.”

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

Production Operations

In 2007 and 2006, all of our assembly operations were done with subcontractors in Asia or in the United States.  Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply.  However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2007, we had 16 employees, of whom 3 were engaged in production and related operations, 4 were engaged in research and development, and 9 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees.  In addition to our regular employees, we utilize 6 independent consultants (3 are sales representatives and 3 engaged in research and development activities).

ITEM 2. DESCRIPTION OF PROPERTY

In March 2005 Andrea entered into a lease for its corporate headquarters, which is located in Bohemia, New York.  The lease is for approximately 11,000 square feet of leased space, which houses our production operations, research and development activities, sales, administration and executive offices.  We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 12 to the accompanying Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2007. On March 24, 2008, there were approximately 452 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2006	$0.09	$0.03
June 30, 2006	$0.17	$0.06
September 30, 2006	$0.13	$0.06
December 31, 2006	$0.16	$0.09
March 31, 2007	$0.16	$0.06
June 30, 2007	$0.22	$0.12
September 30, 2007	$0.14	$0.07
December 31, 2007	$0.10	$0.05

No cash dividends were paid on Andrea’s Common Stock in 2007 or 2006.

During the three months ended December 31, 2007, the Company did not repurchase any of its common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our mission is to provide the emerging “voice interface” markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

Examples of the applications and interfaces for which Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products provide benefits include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devices, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Audio Software Products use “far-field” digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

We outsource to Asia high volume assembly for most of our products from purchased components.  We assemble some low volume Andrea DSP Microphone and Audio Software Products from purchased components. As sales of any particular Andrea DSP Microphone and Audio Software Product increases, assembly operations are transferred to a subcontractor in Asia.

Our Critical Accounting Policies

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management's discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and determination of revenues and expenses in the reporting period.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Management considers an accounting estimate to be critical if: 1) it requires assumptions to be made that were uncertain at the time the estimate was made; and 2) changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s consolidated results of operations or financial condition.

The following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements have been identified.  In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations.  We have discussed the application of these critical accounting policies with our Audit Committee.  The following critical accounting policies are not intended to be a comprehensive list of all the Company’s accounting policies or estimates.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2007 and 2006, our allowance for doubtful accounts were $21,705 and $16,704 respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods.  We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value.  Inventories of $714,864 and $1,088,778 at December 31, 2007 and 2006 are net of reserves of $566,941 and $591,980, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – Statement of Financial Accounting Standards (“SFAS”), No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  Andrea accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, Andrea compared the sum of an undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2007 and 2006, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis or Plan of Operation for the year ended December 31, 2007 and other items set forth in this Report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include:

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the year ended December 31, 2007 were approximately $5 million versus $5.7 million in the year ended December 31, 2006. Net loss for the year ended December 31, 2007 was approximately $390,000, or $0.01 per share on a basic and diluted basis, versus net income of approximately $19,000, or $0.00 per share on a basic and diluted basis for the year ended December 31, 2006.  We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.
If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain/increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  Since 1997, we have been unable to generate sufficient cash flow from operations to meet our operating needs and, correspondingly, from time to time during the past several years, we have raised additional capital from external sources.  We may have to continue to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through December 2008, provided our net revenues do not decline and our operating expenses do not increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 59,861,193 were outstanding as of March 24, 2008. The number of shares outstanding does not include an aggregate of 29,357,677 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 49% of the 59, 861,193 outstanding shares.  These issuable common shares are comprised of:  a) 9,626,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 14,984 shares reserved for future grants under our 1998 Stock Plan; c) 5,636,361 shares reserved for future grants under our 2006 Stock Plan; d) 4,149,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; e) 4,771,432 shares of common stock issuable upon conversion of the Series D Preferred Stock; and f) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related warrants may result in substantial dilution to other holders of our common stock.

As of March 24, 2008, we had 90.701477 shares of Series C Preferred Stock, 1,192,858 shares of Series D Preferred Stock and 5,158,344 Common Stock warrants outstanding.  The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock.  The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of then outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.  Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations.  If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 14,079,512 shares, which would represent 24% of the then outstanding shares of common stock.

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

If our marketing collaborators do not effectively market their products that include or incorporate our products, our sales growth will be adversely affected.

We have entered into collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea DSP Microphone and Audio Software products through inclusion or incorporation with the products of our collaborators.  Our success is dependent to a substantial degree on the efforts of these collaborators to market their products that include or incorporate our products.  Our collaborators may not successfully market these products.  In addition, our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies, and we have no control over their marketing efforts.  Furthermore, our collaborators may develop their own microphone, earphone or headset products that may replace our products or technologies or to which they may give higher priority.

Shortages of, or interruptions in, the supply of more specialized components for our products could have a material adverse effect on our sales of these products.

The majority of our assembly operations are fulfilled by subcontractors (primarily in the Far East) using purchased components.  Some specialized components for the Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products, such as microphones and digital signal processing boards, are available from a limited number of suppliers (and in some cases foreign) and subject to long lead times.  We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases.  If our subcontractors fail to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

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

We generate revenues to regions outside the United States, particularly in Asia. For the years ended December 31, 2007 and 2006, net revenues to customers outside the United States accounted for approximately 28% and 49%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may result in additional expenses, which as a smaller public company may be disproportionately high.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls as of December 31, 2007 and requires that we have such system of internal controls audited beginning with our Annual Report on 10-KSB for the year ending December 31, 2008, though the Securities and Exchange Commission (the “SEC”) has proposed to delay the audit requirement one additional year.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act of 2002 also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  The documentation and further development of our internal controls to achieve compliance with the Sarbanes-Oxley Act has been a notable expense in this year and will continue to be an expense in the future.  Additionally, we devoted a significant amount of our time to ensure that we are compliant with Sarbanes-Oxley Act of 2002.  ..  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our new or revised financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations which will require us to continue to devote a large amount of our general and administrative employees’ time to the continued compliance..  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Results Of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues

	For the Year Ended December 31		% Change
	2007	2006
Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$376,580	$595,109	(37)
All other Andrea Anti-Noise net product revenues	2,242,284	1,995,946	12
Total Andrea Anti-Noise Products net Product revenues	2,618,864	2,591,055	1	(a)

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	928,367	1,442,112	(36)	(b)
All other Andrea DSP Microphone and Audio product revenues	803,759	921,739	(13)	(c)
License revenues	695,223	780,384	(11)	(d)
Total Andrea DSP Microphone and Audio Software Products revenues	2,427,349	3,144,235	(23)

Total Revenues	$5,046,213	$5,735,290	(12)

(a)
The slight increase in Andrea Anti Noise Product revenues of 1% is primarily due to the 12% increase in sales to our Valued Added Resellers in the education learning space as well as to our customers utilizing our products for distance learning.  This increase was offset by the 37% decrease in sales of Andrea Anti-Noise Products to an OEM customer for use with speech recognition software which decreased due to the OEM’s decreased demand for our products during 2007 as compared to 2006.  We believe that this decreased demand is related to the OEM’s increased demand in 2006 due to their product revision whereas the OEM needed additional product in 2006.   We hope to improve these revenues in 2008 and to that end we were recently selected to participate in the OEM’s 2008/2009 product line quote process.

(b)
The significant 36% decrease in sales of microphone array products to an OEM customer relates to the decreased demand from the OEM customer.  We believe that this decrease was due to the introduction of the OEM’s product in 2006 and the OEM customer’s need to supply all of its customers for the initial launch as opposed to regular fulfillment of a regularly stocked product.  Therefore the introduction in 2006 caused the first year of sales to be significantly higher than the second.  We believe that our 2008 volume will be consistent with our 2007 volume.

(c)
The 13% decrease in all other Andrea DSP Microphone and Audio product revenues is due to decreases from two customers.  Approximately $50,000 of this decrease relates to OEM’s current production.  As of March 24, 2008, shipments to this OEM are consistent with the shipments in quarter ended March 31, 2007.  Approximately $45,000 of this decrease relates to the timing of a state funded project that incorporates our Andrea AutoArray Microphone in state police cars.

(d)
The 11% decrease in licensing revenues for the year ended December 31, 2007 is a result of one of OEM licensing partner not including one of our licensed products in their  new Vista bundles.  This decrease was partially offset in part by increases other licensing revenues.  We expect that our 2008 licensing revenues will be in line with our 2007 licensing revenues.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the year ended December 31, 2007 decreased to 51% from 54% for the year ended December 31, 2006.  The cost of revenues as a percentage of net revenues for the year ended December 31, 2007 for Andrea Anti-Noise Products was consistent with the percentage for the year ended December 31, 2006 at 60%.  The cost of revenues as a percentage of net revenues for the year ended December 31, 2007 for Andrea DSP Microphone and Audio Software Products is 42% compared to 49% for the year ended December 31, 2006.  The decrease is primarily the result of the decreases in high volume low margin sales of Andrea Anti-Noise Products to an OEM for use with speech recognition software and sales of array microphone products to an OEM customer. as described under “Net Revenues” above.

Research and Development

Research and development expenses for the year ended December 31, 2007 increased 19% to $676,977 from $571,288 for the year ended December 31, 2006.  This increase primarily relates to the increase in stock based compensation expense as well as employee compensation and related benefit costs related to an employee dedicated to product development  For the year ended December 31, 2007, the increase in research and development expenses reflects a 7% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $480,552, or 71% of total research and development expenses and a 59% increase in our Andrea Anti-Noise Headset Product efforts to $196,425, or 29% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 9% to $2,143,159 for the year ended December 31, 2007 from $1,963,977 for the year ended December 31, 2006.  This increase is principally related to the increase in stock based compensation expense as well as the employment agreement entered into with the Company’s President and Chief Executive Officer in November 2006.  For the year ended December 31, 2007, the increase reflects a 3% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $1,255,588, or 59% of total general, administrative and selling expenses and a 19% increase in our Andrea Anti-Noise Headset Product efforts to $887,571, or 41% of total general, administrative and selling expenses.

Interest Income (Expense), net

Other income, net for the year ended December 31, 2007 was $8,623 compared to an interest expense of $2,899 for the year ended December 31, 2006.  The year to date increase in other income is the result of interest earned on higher cash balances in 2007.

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

Net (loss) Income

Net loss for the year ended December 31, 2007 was $390,124 compared to a net income of $18,666 for the year ended December 31, 2006.  The net income for the year ended December 31, 2007 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Our principal sources of funds are and expected to continue to be gross cash flows from operations.  At December 31, 2007, we had cash and cash equivalents of $811,403 compared with $303,678 at December 31, 2006.  The balance of cash and cash equivalents at December 31, 2007 is primarily a result of our cash provided from operations during the year ended December 31, 2007.

Working capital balance at December 31, 2007 was $1,837,521 compared to a working capital of $1,562,083 at December 31, 2006.  The increase in working capital reflects a decrease in total current assets of $14,758 and a decrease in total current liabilities of $290,196. The decrease in total current assets reflects an increase in cash and cash equivalents of $507,725, an increase in accounts receivable of $154,847, a decrease in inventory of $373,914, and a decrease in prepaid expenses of $303,416.  The decrease in total current liabilities reflects a decrease in trade accounts payable of $144,813, a decrease in the current portion of capital lease of $5,068, and a decrease of $140,315 in other current liabilities.

The increase in cash and cash equivalents of 507,725 reflects $559,438 of net cash provided by operating activities, $46,645 of net cash used by investing activities and $5,068 of net cash used by financing activities.

The cash provided by operating activities of $559,438, excluding non-cash charges, is primarily attributable to the $390,124 net loss for the year ended December 31, 2007, a $159,848 increase in accounts receivable, a $398,953 decrease in inventory, a $303,416 decrease in prepaid expenses and other current assets, a $144,813 decrease in accounts payable, and a decrease of $123,603 in other current liabilities.  The changes in inventory, accounts payable and other current and long term liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.  Additionally, we secured better pricing on certain inventory items by purchasing in larger volumes.

The cash used by investing activities of $46,645 reflects an increase in property and equipment of $33,870 and an increase in patents and trademarks of $12,775.  The increase in property and equipment reflects capital expenditure associated with molds for our Andrea Anti Noise Headset business line and computer related.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The net cash used by financing activities of $5,068 reflects payments of our capital leases associated with communication related equipment.

We plan to continue to improve our cash flows in 2008 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of refreshed product line scheduled to be introduced in the early part of 2008 as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of March 24, 2008, Andrea has approximately $750,000 of cash and cash equivalents.  We believe that we have sufficient liquidity available to continue in operation through at least December 2008.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC(1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)           Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein by reference to the section titled “Management’s Annual Report on Internal Control Over Financial Reporting” immediately preceding the Company’s audited Consolidated Financial Statements in this Report..

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNACE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information on the Directors of the Company follows (all Directors serve a one-year terms; ages are as of December 31, 2007):

Douglas J. Andrea, age 45, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005.  He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001.  He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Gary A. Jones, age 62, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994.  From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

Louis Libin, age 49, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union (the ITU) in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers (IEEE), and is a member of the National Society of Professional Engineers.
Joseph J. Migliozzi, age 58, has been a Director of the Company since September 2003. He operates his own management consulting firm since 2001.  From 1997 to 2001 Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach.  Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities.  Mr. Migliozzi is a Certified Public Accountant.

Jonathan D. Spaet, age 51, has been a Director of the Company since 2003. He is Vice-President of Advertising Sales for Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country.  Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country.  From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that was starting a digital cable channel devoted to the music enthusiast.  Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels.  Previously, he was President of Ad Sales for About.com.  This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group.

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 35, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003.  Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003.  Prior to joining the Company she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP.  She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2007 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2007, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2007, except Mr. Libin filed late one Form 4 for one transaction and Mr. Migliozzi filed late one Form 4 for two transactions.

Code of Business Ethics and Conduct

Andrea Electronics has adopted a Code of Business Ethics and Conduct.  See Exhibits to this Annual Report on Form 10-KSB.

Audit Committee and Audit Committee Financial Expert. –

The Company has a separately designated standing Audit Committee which currently consists of Messrs. Jones, Libin, Migliozzi and Spaet.  The Board of Directors has designated Mr. Migliozzi as an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers whose total compensation was over $100,000 during the year ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Options (1)	Total
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer,	2007	$300,000	$-	$100,264	$400,264
and Corporate Secretary	2006	255,000	35,516	61,082	351,598
Corisa L. Guiffre, Vice President, Chief Financial Officer and	2007	$119,712	$-	$5,612	$125,324
Assistant Corporate Secretary	2006	96,923	-	4,886	101,809
____________________________________

(1)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for 1,000,000 and 350,000 options in 2007 for Mr. Andrea and Ms. Guiffre, respectively, based upon a fair value of each option of $0.09 using the Black-Scholes option pricing model.  The weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 101%; risk-free rate, 4.17%; and expected life in years of 6 years and 2,000,000 and 400,000 options in 2006 for Mr. Andrea and Ms. Guiffre, respectively, based upon a fair value of each option of $0.12 using the Black-Scholes option pricing model.  The weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 102%; risk-free rate, 5.07%; and expected life in years of 7 years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options for each named executive officer outstanding as of December 31, 2007.  None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2007.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	50,000	-		$14.625	3-03-2008
	100,000	-		$14.125	6-08-2008
	100,000	-		$6.250	3-23-2009
	50,000	-		$5.375	8-17-2009
	75,000	-		$6.875	4-14-2010
	50,000	-		$6.000	8-01-2010
	250,000	-		$0.690	1-31-2012
	400,000	-		$0.130	6-14-2014
	250,000	-		$0.100	8-04-2014
	250,000	-		$0.040	8-04-2015
	600,000	-		$0.050	8-10-2015
	333,000	667,000	(1)	$0.120	11-02-2016
	333,000	667,000	(1)	$0.120	11-16-2016
	-	1,000,000	(3)	$0.110	9-12-2017
Corisa L. Guiffre	25,000	-		$7.125	11-22-2009
	10,000	-		$6.875	4-14-2010
	10,000	-		$6.000	8-01-2010
	10,000	-		$1.780	3-19-2011
	25,000	-		$0.690	1-31-2012
	250,000	-		$0.050	8-10-2015
	133,200	266,800	(2)	$0.120	11-16-2016
	-	400,000	(3)	$0.110	9-12-2017
____________________________________

(1)	The stock options vest 33.3% from and after August 1, 2007, 33.3% from and after August 1, 2008 and 33.4% from and after August 1, 2009

(2)
The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was November 16, 2006.

(3)
The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was September 12, 2007.

Employment Agreements

In November 2006, the Company entered into a new employment agreement with the Chairman of the Board, Douglas J. Andrea.  The employment agreement expires July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum.  In addition, upon execution of the employment agreement, Mr. Andrea was entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement.   The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee.  On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  These stock options have a fair value of $100,000 and are being expensed over the vesting period of three years.  The stock based compensation expenses included in general, administrative and selling expenses.  On November 16, 2006, in accordance with his employment agreement, Mr. Andrea was granted an additional 1,000,000 stock options. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  These stock options have a fair value of $100,000 and are being expensed over the vesting period of three years.  The stock based compensation expenses included in general, administrative and selling expenses.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.  At December 31, 2007, the future minimum cash commitments under this agreement aggregate $175,000.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2007 fiscal year.

Director	Fees Earned of Paid in Cash	Stock Awards (1)	Stock Option Awards (2)	Total

Gary A Jones	$1,750	$5,625	$1,960	$9,335
Louis Libin	1,750	5,625	241	7,616
Joseph J. Migliozzi	1,750	5,625	4,539	11,914
Jonathan D. Spaet	1,500	5,625	1,960	9,085

____________________________________

(1)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for 181,820 shares of Common Stock with a fair market value of $0.11, 166,668 shares of Common Stock with a fair market value of $0.12 and 400,000 shares of Common Stock with a fair market value of $0.05 of stock granted during the years ended December 31, 2007, 2006 and 2005 of, respectively..

(2)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for 16,667, 16,667 and 41,667 options in 2006 for Messrs. Jones, Migliozzi and Spaet, respectively, based upon a fair value of each option of $0.10 using the Black-Scholes option pricing model and 33,182, 15,000, 33,182 and 60,455 options in 2007 for Messrs. Jones, Libin, Migliozzi and Spaet, respectively, based upon a fair value of each option of $0.09 using the Black-Scholes option pricing model.  The assumptions used in the valuation of the 2006 options were as follows:  dividend yield, 0%; expected volatility, 102%; risk-free rate, 5.07%; and expected life in years of 7 years.  The assumptions used in the valuation of the 2007 options were as follows:  dividend yield, 0%; expected volatility, 101%; risk-free rate, 4.17%; and expected life in years of 6 years.  At December 31, 2007, Messrs. Jones, Libin, Migliozzi and Spaet held 194,849, 165,000, 277,122 and 159,849 options to purchase shares of common stock.

Annual Retainer and Meeting Fees for Non-Employee Directors.

The following tables set forth the applicable retainers and fees that will be paid to non-employee directors for their service on the Board of Directors of the Company during 2007 and 2008.  Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$5,000	(paid in the form of common stock) (1)
Fee per Board Meeting (Regular or Special)	$500
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Compensation and Nomination and Governance Committee	$2,500	(paid in the form of stock options) (2)
Additional Annual Retainer for the Chairperson of the Audit Committee	$5,000	(paid in the form of stock options) (2)
____________________________________

(1)	This stock grant will be granted upon the nomination of each director at the Annual Meeting of Stockholders.
(2)
Stock option grants will be granted based on the directors past year of service, and will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, an eighteen-month vesting period and a term of 10 years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 24, 2008, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)

Douglas J. Andrea	261,014	(2)	2,791,000	4.9%
Corisa L. Guiffre	2,750		463,200	*
Gary A. Jones	244,159		157,722	*
Louis Libin	141,667		150,000	*
Joseph J. Migliozzi	226,534		231,804	*
Jonathan D. Spaet	226,534		132,722	*
Current directors and executive officers as a group (6 persons)	1,102,658		3,926,448	7.9%
____________________________________
*Less than 1%

(1)
Percentages with respect to each person or group of persons have been calculated on the basis of 59,861,193 shares of Company common stock, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 24, 2008, by the exercise of options.  The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 24, 2008, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock:

Name and Address	Shares of Common Stock Owned	Common Stock Equivalents (1)	Percent of Common Stock and Common Stock Equivalents Outstanding (2)

Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	-	5,722,159 (3)	9.6%
Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000 (4)	-	9.0%
____________________________________

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

(2)
Percentages with respect to each person or group of persons have been calculated on the basis of 59,861,193 shares of Company common stock, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)
Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007.  Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 24, 2008.  Based on Company records as of March 24, 2008, Alpha Capital has 4,854,638 common stock equivalents from Series C Preferred Stock, Series D Preferred Stock and related warrants.  See footnote (1) above, for limitations on the conversion of such commons stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of March 24, 2008, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options. warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
•Equity compensation plans approved by security holders	9,626,820	$0.68	5,651,345
•Equity compensation plans not approved by security holders	-	-	-
Total	9,626,820	$0.68	5,651,345

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

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

10.1	*1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)
10.2	*1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)
10.3
*Change in Control Agreement, dated as of November 22, 1999, by and between Corisa L. Guiffre and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-KSB for the year ended December 31, 2006)

10.4
Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.5
Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.6
Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.7
Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
10.9
*Employment Agreement, dated as of June 14, 2004, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.0 of the Registrant’s Form 10QSB filed on August 13, 2004)

10.10
*Amendment 1 dated March 29, 2006 to Employment Agreement, dated as of June 14, 2004, by and between Douglas J. Andrea and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10KSB filed on March 31, 2006)

10.11	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006.
10.12
*Employment Agreement, dated as of November 11, 2006, by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 8, 2006)

14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10KSB filed April 15, 2005)
21.0	Subsidiaries of Registrant
23.1	Consent of Independent Public Accountants
31.0	Rule 13a-14(a)/15d – 14(a) Certifications
32.0	Section 1350 Certifications
* Management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2007 and 2006 by Marcum & Kliegman LLP:

Marcum & Kliegman LLP	2007	2006
Audit Fees	$131,000	$125,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2007, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee of the Board of Directors and Shareholders of
Andrea Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
Melville, New York
March 28, 2008

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:,
Cash and cash equivalents	$811,403	$303,678
Accounts receivable, net of allowance for doubtful accounts of $21,705 and $16,704, respectively	994,446	839,599
Inventories, net	714,864	1,088,778
Prepaid expenses and other current assets	64,005	367,421
Total current assets	2,584,718	2,599,476

Property and equipment, net	57,751	39,243
Intangible assets, net	2,977,673	3,437,432
Other assets, net	12,864	12,864
Total assets	$5,633,006	$6,089,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$474,346	$619,159
Short-term portion of capital lease	-	5,068
Other current liabilities	272,851	413,166
Total current liabilities	747,197	1,037,393

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 90.7 and 100.7 shares, respectively; liquidation value: $907,015 and $1,007,015, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,192,858 and 1,242,858 shares, respectively; liquidation value: $1,192,858 and $1,242,858, respectively	11,929	12,429
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 59,861,193 and 59,021,857 shares, respectively	598,612	590,219
Additional paid-in capital	76,568,825	76,352,407
Accumulated deficit	(72,293,558)	(71,903,434)

Total shareholders’ equity	4,885,809	5,051,622

Total liabilities and shareholders’ equity	$5,633,006	$6,089,015

The accompanying notes are an integral part of these consolidated financial statements

 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2007	2006
Revenues
Net product revenues	$4,350,990	$4,954,906
License revenues	695,223	780,384
Revenues	5,046,213	5,735,290

Cost of revenues	2,595,414	3,115,273

Gross margin	2,450,799	2,620,017

Research and development expenses	676,977	571,288

General, administrative and selling expenses	2,143,159	1,963,977

(Loss) income from operations	(369,337)	84,752

Other income (expense), net
Interest income	10,858	497
Interest expense	(2,235)	(3,396)
Other income (expense), net	8,623	(2,899)

(Loss) income before provision for income taxes	(360,714)	81,853

Provision for income taxes	29,410	63,187

Net (loss) income	$(390,124)	$18,666

Basic weighted average shares	59,559,623	58,470,811

Diluted weighted average shares	59,559,623	68,325,677

Basic and diluted net (loss) income per share	$(0.01)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2006	105.701477	$1	1,328,572	$13,286	58,283,575	$582,836	$76,246,870	$(71,922,100)	$4,920,893
Conversions of Series C Convertible Preferred Stock	(5.00000)	-	-	-	228,758	2,287	6,069	-	8,356
Conversions of Series D Convertible Preferred Stock	-	-	(85,714)	(857)	342,856	3,429	(2,572)	-	-
Stock Grant to Outside Directors and related expense	-	-	-	-	166,668	1,667	18,333	-	20,000
Expense of Stock Option Grants	-	-	-	-	-	-	83,707	-	83,707
Net income	-	-	-	-	-	-	-	18,666	18,666

Balance, December 31, 2006	100.701477	$1	1,242,858	12,429	59,021,857	590,219	76,352,407	(71,903,434)	5,051,622
Conversions of Series C Convertible Preferred Stock	(10.00000)	-	-	-	457,516	4,575	12,137	-	16,712
Conversions of Series D Convertible Preferred Stock	-	-	(50,000)	(500)	200,000	2,000	(1,500)	-	-
Stock Grant to Outside Directors and related expense	-	-	-	-	181,820	1,818	20,682	-	22,500
Expense of Stock Option Grants	-	-	-	-	-	-	185,099	-	185,099
Net loss	-	-	-	-	-	-	-	(390,124)	(390,124)

Balance, December 31, 2007	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,568,825	$(72,293,558)	$4,885,809

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2007	2006
Net (loss) income	$(390,124)	$18,666
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	487,896	488,422
Stock based compensation expense	207,599	103,707
Provision for bad debt	5,001	(2,152)
Inventory reserve	(25,039)	(81,837)
Change in:
Accounts receivable	(159,848)	(231,484)
Inventories	398,953	(327,939)
Prepaid expenses and other current assets	303,416	(148,800)
Trade accounts payable	(144,813)	159,015
Other current and long term liabilities	(123,603)	(35,690)
Net cash provided by (used in) operating operations	559,438	(58,092)

Cash flows from investing activities:
Purchases of property and equipment	(33,870)	(21,598)
Purchases of patents and trademarks	(12,775)	(22,768)
Net cash used in investing activities	(46,645)	(44,366)

Cash flows from financing activities:
Payments under capital lease	(5,068)	(12,461)
Net cash used in financing activities	(5,068)	(12,461)

Net increase (decrease) in cash and cash equivalents	507,725	(114,919)

Cash and cash equivalents, beginning of period	303,678	418,597
Cash and cash equivalents, end of period	$811,403	$303,678

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$16,712	$8,356
Cash paid for:
Interest	$2,235	$2,899
Income Taxes	$76,420	$29,421

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

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

Management’s Liquidity Plans

As of December 31, 2007, Andrea had a working capital of $1,837,521 and cash and cash equivalents of $811,403.  Andrea’s loss from operations was $369,337 for the year ended December 31, 2007.  Andrea plans to continue to improve its cash flows during 2008 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through the introduction of refreshed product line scheduled to be introduced in the early part of 2008 as well as the increased efforts the Company is dedicating to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of March 24, 2008, Andrea has approximately $750,000 (unaudited) of cash. Management projects that Andrea has sufficient liquidity available to operate through at least December 2008.While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Andrea was cash flow positive in 2007 and 2006.  Although these steps are encouraging, if Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Andrea and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Loss (earnings) Per Share

Basic (loss) earnings per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings adjusts basic (loss) earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potentially dilutive common shares as of:	December 31, 2007	December 31, 2006

Options to purchase common stock (Note 13)	9,686,820	1,925,000
Series C Convertible Preferred Stock and related accrued dividends (Note 7)	4,149,736	-
Series D Convertible Preferred Stock and related warrants (Note 8)	9,929,776	5,158,344

Total potentially dilutive common shares	23,766,332	7,083,344

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

The following table sets forth the components used in the computation of basic and diluted earnings per share for the year ended December 31, 2006

December 31, 2006
Numerator:
Net (loss) income	$18,666
Denominator:
Weighted average shares	58,470,811
Effect of dilutive securities:
Series C Convertible Preferred Stock	4,607,252
Series D Convertible Preferred Stock	4,971,432
Employee stock options	276,182
Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	68,325,677

The above computation was not necessary for the year ended December 31, 2007 as the period had a net loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation at December 31, 2007 and 2006.  The Company mitigates its risk by investing in or through major financial institutions.

Concentration of Credit Risk

Andrea is a manufacturer of audio communications equipment for several industries.  Revenues of Superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 18% and 25% of the total net revenues for the year ended December 31, 2007 and 2006, respectively, and accounted for 20% and 24% of total accounts receivable at December 31, 2007 and 2006, respectively. Revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 7% and 10% of the total net revenues for the year ended December 31 2007 and 2006, respectively, and accounted for 23% and 3% of total accounts receivable at December 31, 2007 and 2006, respectively.  Licensing revenues and other revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 8% and 11% of the total net revenues for the year ended December 31, 2007 and 2006, respectively, and accounted for 5% and 41% of total accounts receivable at December 31, 2007 and 2006, respectively. Licensing revenues and other service related revenues to one customer were approximately 11% and 8% of the total net revenues for the year ended December 31, 2007 and 2006 respectively, and account for 5% and 8% of total accounts receivable at December 31, 2007 and 2006 respectively.

During the years ended December 31, 2007 and 2006, Andrea purchased a substantial portion of its finished goods from two suppliers. Purchases from these two suppliers amounted to 55% and 34% in 2007 and 79% and 3% in 2006, of total purchases.  At December 31, 2007, the amounts due to these suppliers in accounts payable were $191,411 and $104,760 respectively.  At December 31, 2006, the amounts due to these suppliers in accounts payable were $377,019 and $0 respectively.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2007 and 2006.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”—an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The adoption of FIN. 48 did not have a material effect on the Company’s condensed consolidated financial position or results of operations or cash flows (Note 11).

Stock-Based Compensation

At December 31, 2007, Andrea had three stock-based employee compensation plans, which are described more fully in Note 13. Effective, January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R.  In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.  Additionally, effective with the adoption of SFAS No. 123R excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock option will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.

Research and Development

Andrea expenses all research and development costs as incurred.

Shipping and Handling Costs

Andrea incurs shipping and handling costs in its operations.  These costs are included in "Cost of revenues" in the consolidated statements of operations.  $79,243 and $85,809 were billed to customers and are included in net revenues for the years ended December 31, 2007 and 2006, respectively.

Advertising Expenses

In accordance with SOP 93-7, “Reporting on Advertising Costs,” all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred.  Total advertising and marketing expenses for the years ended December 31, 2007 and 2006 were $20,677 and $16,087, respectively and are included in general, administrative and selling expenses.

Fair Value of Financial Instruments

Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2007 and 2006, the carrying value of all financial instruments approximated fair value.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the provisions of this standard will have a significant effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS  No. 159.   The adoption of this pronouncement is not expected to have any material effects on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The adoption of this pronouncement by the Company in fiscal 2008 is not expected to have a significant effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity.  The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition as well as the recording and presentation of the Company’s convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

F-12

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:
	December 31,
	2007	2006
Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	529,271	516,496
	9,096,719	9,083,944
Less: accumulated amortization	(6,119,046)	(5,646,512)
	$2,977,673	$3,437,432

The changes in the carrying amount of intangible assets during the years ended December 31, 2007 and 2006 were as follows:

	Core Technology	Trademarks and Patents	Totals
Balance as of January 1, 2006	$3,531,369	$355,124	$3,886,493
Additions during the period	-	22,768	22,768
Amortization	(441,421)	(30,408)	(471,829)
Balance as of December 31, 2006	3,089,948	347,484	3,437,432
Additions during the period	-	12,775	12,775
Amortization	(441,421)	(31,113)	(472,534)
Balance as of December 31, 2007	$2,648,527	$329,146	$2,977,673

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

In 2007 and 2006, because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  The results of this test indicated that there was not an impairment.  This process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue.  If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $472,534 and $471,829 for the years ended December 31, 2007 and 2006, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next six years. Trademarks and patents are amortized on a straight-line basis over 17 years.  Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $472,322 per year.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2007	2006
Raw materials	$62,834	$40,237
Finished goods	1,218,971	1,640,521
	1,281,805	1,680,758
Less: reserve for obsolescence	(566,941)	(591,980)
	$714,864	$1,088,778

 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2007	2006
Machinery and equipment	$492,989	$459,119
Less: accumulated depreciation and amortization	(435,238)	(419,876)
	$57,751	$39,243

Depreciation and amortization of property and equipment was $15,362 and $16,593 for the years ended December 31, 2007 and 2006, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2007	2006
Accrued payroll and related expenses	$55,634	$45,766
Accrued bonus for Chief Executive Officer (Note 12)	-	121,349
Accrued professional and other service fees	65,451	77,450
Accrued interest and dividend expense	151,583	168,296
Accrued other	183	305
	$272,851	$413,166

7. SERIES C CONVERTIBLE PREFERRED STOCK

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”).  Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus $671.23 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551.  On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement, which eliminated the dividend of 5% per annum on the stated value.  The additional amount of $671.23 represents the 5% per annum from October 10, 2000 through February 17, 2004.

On May 24, 2006, 5 shares of Series C Preferred Stock, together with $8,356 of previously accrued dividends, were converted into 228,758 shares of Common Stock at the conversion price of $0.2551.

On April 11, 2007, 10 shares of Series C Preferred Stock, together with related accrued dividends of $16,712, were converted into 457,516 shares of Common Stock at a conversion price of $0.2551.

As of December 31, 2007, there were 90.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,149,736 shares of Common Stock and remaining accrued dividends of $151,583.

8. SERIES D CONVERTIBLE PREFERRED STOCK

On February 17, 2004, Andrea entered into a Securities Purchase Agreement (including a Registration Rights Agreement) with certain holders of the Series C Preferred Stock and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000.  In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock.  The warrants are exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

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

The Company is required to maintain an effective registration statement from the time of issuance through June 4, 2010.  In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common stock the Company shall pay to each such holder of such registrable securities a Registration Delay Payment.  This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that may be considered grace periods as defined by the Registration Rights Agreement).

Prior to 2006, there were 281,250 exercises of Series D Preferred Stock Warrants.  There were no Series D Preferred Stock Warrant exercises during the year ended December 31, 2007 and 2006.

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

As of December 31, 2007, there are 1,192,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 9,929,776 shares of Common Stock.

9. LICENSING AGREEMENTS

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's three largest licensing customers accounted for $244,558, $233,033 and $159,525 of revenues in 2007 and $134,017, $582,569 and $0 of revenues in 2006.

10. RETIREMENT PLAN

Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea did not make any contributions to this plan for the years ended December 31, 2007 and 2006.

11. INCOME TAXES

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

Upon the adoption of FIN 48, the Company was required to evaluate all of its tax positions including any limitations from the result of a change in control under Section 382.  During 2007, the Company performed a preliminary evaluation as to whether a change in control had taken place.  Management has determined that a change in control may have taken place.  As a result of its preliminary evaluation management has determined that $30 million of its $50 million of total NOL may be subject to limitation and accordingly reduced its net deferred tax asset and related evaluation allowance by $11.7 million.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2007.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2007.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

The components of earnings before income taxes are as follows:

	For the Years Ended December 31,
	2007	2006

Domestic	$(630,420)	$(530,560)
Foreign	269,705	612,413

(Loss) income before income taxes	$(360,715)	$81,853

The provision for income tax consists of the following:

	For the Years Ended December 31,
	2007	2006
Current:
Federal	$-	$-
Foreign	29,409	63,187
State and Local:	-	-

Deferred
Federal	(11,762,000)	(165,000)
Foreign	-	-
State and Local:	-	-
Adjustment to valuation allowance related to net deferred tax assets	11,762,000	165,000
	$29,409	$63,187

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision (benefit) for income taxes is as follows:
	For the Years Ended December 31,
	2007	2006

Tax provision at statutory rate	(34)%	34%
State and local taxes	(4)%	32%
Core technology amortization	42%	-%
Stock Option Expense Related to Incentive Stock Options	18%	184%
Foreign income and withholding taxes	8%	77%
Change in valuation allowance for net deferred tax assets	(22)%	(250)%
	8%	77%

The effective tax rate for the year ended December 31, 2006 and subsequent decrease in effective tax rate for the year ended December 31, 2007 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the respective foreign jurisdiction in which the revenues are earned.

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2007	2006
Deferred tax assets:
Reserve for accrued expenses	$50,000	$91,000
Allowance for doubtful accounts	8,000	7,000
Reserve for obsolescence	221,000	231,000
Foreign tax credit	93,000	63,000
NOL carryforward	7,837,000	19,580,000
	8,209,000	19,972,000
Less: valuation allowance	(8,209,000)	(19,972,000)
Deferred tax asset, net	$-	$-

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2007	2006

Beginning Balance	$19,972,000	$20,137,000
Change in Allowance	(11,763,000)	(165,000)
Ending Balance	$8,209,000	$19,972,000

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

As of December 31, 2007, Andrea had net operating loss and credit carryforwards of approximately $20.1 million (net amount after potential Section 382 limitations) expiring in varying amounts beginning in 2008 through 2027.  Andrea has foreign tax credits of approximately $30,000 and $63,000 which will expire in 2017 and 2016, respectively.  Some of this fully reserved deferred tax asset of approximately $8.2 million, may have tax benefits associated with the exercise of stock options, which will not result in a tax benefit in the consolidated statements of operations in future periods but, rather, will result in further increases to additional paid-in capital, if and when realized.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

12. COMMITMENTS AND CONTINGENCIES

Leases

In March 2005, Andrea entered into a new lease for its corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party. The lease is for approximately 11,000 square feet and expires in April 2010. Rent expense under this operating lease was approximately $81,279 and $78,911 for the year ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2008	$102,326
2009	93,541
2010	29,171
Total	$225,038

Employment Agreements

In November 2006, the Company entered into a new employment agreement with the Chairman of the Board, Douglas J Andrea.  The employment agreement expires July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum.  In addition, upon execution of the employment agreement, Mr. Andrea was entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement.   The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee.  On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options with a fair value of $100,000. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  On November 16, 2006, in accordance

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

with his employment agreement, Mr. Andrea was granted an additional 1,000,000 stock options with a fair value of $100,000. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.  At December 31, 2007, the future minimum cash commitments under this agreement aggregate $175,000.

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

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At December 31, 2007, there were 14,984 shares available for further issuance under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At December 31, 2007, there were 5,636,361 shares available for further issuance under the 2006 Plan.

During 2006, the Board granted 400,000 stock options to the Vice President and Chief Financial Officer and 755,000 stock options to employees of the Company.  Each option grant provides for vesting periods of up to three years, a weighted average exercise price of $0.12 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $58,339 and $16,793 for the year ended December 31, 2007 and 2006, respectively.

On November 16, 2006, the Board granted 16,667 stock options to each chairperson on the Nominating and Compensation Committees and 41,667 stock options to the chairperson on the Audit Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.12 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $5,112 and $1,832 for the year ended December 31, 2007 and 2006, respectively.

On September 12, 2007, the Board granted 1,000,000 stock options to the President and Chief Executive Officer, 350,000 stock options to the Vice President and Chief Financial Officer, 60,000 stock options to the Board of Directors and 760,000 stock options to employees and consultants of the Company.  Each option grant provides for vesting periods of up to three years, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $34,793 for the year ended December 31, 2007.  There was no compensation expense related to these awards for the year ended December 31, 2006.

On September 12, 2007, the Board granted 18,182 stock options to each chairperson on the Nominating and Compensation Committees and 45,455 stock options to the chairperson on the Audit

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $2,625 for the year ended December 31, 2007.  There was no compensation expense related to these awards for the year ended December 31, 2006.

Total compensation expense recognized related to all stock option awards was $185,099 and $83,707 for the year ended December 31, 2007 and 2006, respectively.  In the accompanying consolidated statement of operations $145,607 of the 2007 expense is included in general, administrative and selling expenses, $37,608 is included in research and development expenses and $1,884 is included in cost of revenues.  In the accompanying consolidated statement of operations $74,348 of the 2006 expense is included in general, administrative and selling expenses, $8,668 is included in research and development expenses and $691 is included in cost of revenues.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Expected life in years (based on simplified method)	5.98	7
Risk-free interest rates	4.17%	5.05%
Volatility (based on historical volatility)	101%	102%
Dividend yield	0%	0%

The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method for the year ended December 31, 2007 is estimated at $0.09.  The weighted average fair value of options at the date of grant using the Black-Scholes fair value based method for the year ended December 31, 2006 is estimated at $0.04.

Option activity during 2007 and 2006 is summarized as follows:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

At January 1, 2006	4,512,500	$1.71	7.74 years	4,182,500	$1.84	7.59 years
Granted	3,230,001	0.12
Cancelled	(152,500)	0.98
At December 31, 2006	7,590,001	1.05	8.01 years	4,397,500	$1.72	6.26 years
Granted	2,251,819	0.11
Cancelled	(155,000)	5.20
At December 31, 2007	9,686,820	0.76	7.79 years	5,355,590	$1.29	6.57 years

During 2007, 1,113,090 options vested with a weighted average exercise price of $0.12 and a weighted average fair value of $0.10 per option.  During 2006, 367,500 options vested with a weighted average exercise price and fair value of $0.04 per share.

Based on the December 31, 2007, fair market value of the company’s common stock of $0.06, the aggregate intrinsic value of the 9,686,820 options outstanding and 5,355,590 shares exercisable is $26,500.

As of December 31, 2007, there was $258,208 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($174,479 in 2008, $68,319 in 2009 and $15,410 in 2010).

During the years ended December 31, 2007, 2006 and 2005, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 181,820 shares of Common Stock with a fair market value of $0.11, 166,668 shares of Common Stock with a fair market value of $0.12 and 400,000 shares of Common Stock with a fair market value of $0.05, respectively.  Compensation expense related to these awards was $22,500 and $20,000 for the years ended December 31, 2007 and 2006, respectively.

14. SEGMENT INFORMATION

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2007

The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products.  Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology.  Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.  The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2007 and 2006:

2007 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007
Net revenues from external customers	$1,732,126	$2,618,864	$4,350,990
License revenues	695,223	-	695,223
Loss from operations	329,097	40,240	369,337
Depreciation and Amortization	468,706	19,190	487,896
Capital expenditures	-	33,870	33,870
Purchases of patents and trademarks	3,700	9,075	12,775
Assets	4,021,688	1,611,318	5,633,006
Total long lived assets	2,852,281	183,143	3,035,424

2006 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2006
Net revenues from external customers	$2,363,851	$2,591,055	$4,954,906
License revenues	780,384	-	780,384
Income (loss) from operations	(69,591)	154,343	84,752
Depreciation and Amortization	466,976	21,446	488,422
Capital expenditures	19,009	2,589	21,598
Purchases of patents and trademarks	5,403	17,365	22,768
Assets	4,329,036	1,759,979	6,089,015
Total long lived assets	3,297,304	179,371	3,476,675

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2007 and 2006, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2007	2006
Net Revenues:
United States	$3,609,523	$2,923,120
Foreign(1)	1,436,690	2,812,170
	$5,046,213	$5,735,290
Accounts receivable:
United States	$736,122	$231,416
Foreign	258,324	608,183
	$994,446	$839,599
____________________________________

(1)
Net revenue to the People’s Republic of China and Singapore represented 19% and 4%, respectively of total net revenues for year ended December 31, 2007. Net revenue to the People’s Republic of China and Singapore represented 21% and 11%, respectively of total net revenues for year ended December 31, 2006.  .

$50,498 of our property and equipment, net represents product tools and molds.  These tools and molds are located in Asia at the manufacturing facility, which produces the respective product.  All of our remaining property and equipment, net is located at our facility in Bohemia, New York.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 31, 2008
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 31, 2008
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 31, 2008
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 31, 2008
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 31, 2008
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 31, 2008
Jonathan D. Spaet