Form 10-Q
period 2008-03-31
ANDREA ELECTRONICS CORP
filed 2008-05-12
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):	631-719-1800

Indicate by checkmark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 8, 2008, there are 59,861,193 common shares outstanding.

PART I.                           FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$945,948	$811,403
Accounts receivable, net of allowance for doubtful accounts of $21,648 and $21,705, respectively	568,471	994,446
Inventories, net	868,112	714,864
Prepaid expenses and other current assets	44,290	64,005
Total current assets	2,426,821	2,584,718

Property and equipment, net	57,971	57,751
Intangible assets, net	2,870,504	2,977,673
Other assets, net	12,864	12,864
Total assets	$5,368,160	$5,633,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$461,256	$474,346
Accrued Series C Preferred Stock Dividends	151,583	151,583
Other current liabilities	171,967	121,268
Total current liabilities	784,806	747,197

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 90.7 shares; liquidation value: $907,015	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,192,858 shares; liquidation value: $1,192,858	11,929	11,929
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 59,861,193 shares	598,612	598,612
Additional paid-in capital	76,627,642	76,568,825
Accumulated deficit	(72,654,830)	(72,293,558)

Total shareholders’ equity	4,583,354	4,885,809

Total liabilities and shareholders’ equity	$5,368,160	$5,633,006

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Revenues
Net Product revenues	$796,422	$1,304,822
License revenues	130,218	267,730
Revenues	926,640	1,572,552

Cost of revenues	485,135	789,169

Gross margin	441,505	783,383

Research and development expenses	193,404	172,759

General, administrative and selling expenses	610,174	588,761

(Loss) income from operations	(362,073)	21,863

Interest income (expense), net	2,874	(1,172)

(Loss) income before provision for income taxes	(359,199)	20,691

Provision for income taxes	2,073	20,202

Net (loss) income	$(361,272)	$489

Basic weighted average shares	59,861,193	59,039,635

Diluted weighted average shares	59,861,193	69,958,736

Basic and diluted net (loss) income per share	$(0.01)	$0.00

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2008	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,568,825	$(72,293,558)	$4,885,809

Stock-based Compensation Expense related to Stock Grants to Outside Directors	-	-	-	-	-	-	5,001	-	5,001

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	53,816	-	53,816

Net loss	-	-	-	-	-	-	-	(361,272)	(361,272)

Balance, March 31, 2008	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,627,642	$(72,654,830)	$4,583,354

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net (loss) income	$(361,272)	$489
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	125,024	121,805
Stock -based compensation expense	58,817	64,699
Provision for bad debt	(57)	(78)
Inventory reserve	(1,858)	3,199

Change in:
Accounts receivable	426,032	160,634
Inventories	(151,390)	237,408
Prepaid expenses and other current assets	19,715	190,187
Trade accounts payable	(13,090)	(413,482)
Other current liabilities	50,699	34,422
Net cash provided by operating activities	156,620	399,283

Cash flows from investing activities:
Purchases of property and equipment	(6,930)	-
Purchases of patents and trademarks	(11,145)	-
Net cash used in investing activities	(18,075)	-

Cash flows from financing activities:
Payments under capital lease	-	(2,778)
Net cash used in financing activities	-	(2,778)

Net increase in cash and cash equivalents	134,545	396,505

Cash and cash equivalents, beginning of period	811,403	303,678
Cash and cash equivalents, end of period	$945,948	$700,183

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$2,874	$1,189
Income Taxes	$1,520	$43,509

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

These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In addition, the December 31, 2007 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008.  The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2007 audited consolidated financial statements.

Management's Liquidity Plans - As of March 31, 2008, Andrea had working capital of $1,642,015 and cash on hand of $945,948.  Andrea’s loss from operations was $362,073 for the three months ended March 31, 2008.  Andrea plans to continue to improve its cash flows during 2008 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through the introduction of refreshed product line scheduled to be introduced in the early part of 2008 as well as the increased efforts the Company is dedicating to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of May 8, 2008, Andrea has approximately $620,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least March 2009.While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Andrea was cash flow positive in 2007 and 2006.  Although these steps are encouraging, if Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Total potential common shares as of:

Options to purchase common stock (Note 7)	9,626,820	4,980,001
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	4,149,736	-
Series D Convertible Preferred Stock and related warrants (Note 4)	9,929,776	5,158,344

Total potential common shares	23,706,332	10,138,345

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components used in the computation of basic and diluted earnings per share for the three months ended March 31, 2007:
For the Three Months Ended
March 31, 2007
Numerator:
Net income	$489
Denominator:
Weighted average shares	59,039,635
Effect of dilutive securities:
Series C Convertible Preferred Stock	4,607,252
Series D Convertible Preferred Stock	4,871,432
Employee stock options	1,440,417
Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	69,958,736

The above computation was not necessary for the three months ended March 31, 2008 as the period had a net loss.

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation at March 31, 2008 and December 31, 2007.  The Company mitigates its risk by investing in or through major financial institutions.

Concentration of Credit Risk - Andrea is a manufacturer of audio communications equipment for several industries.  Revenues of Superbeam array microphone products were significant to one customer and its affiliates, accounting for approximately 11% and 13% of the total net revenues for the three months ended March 31, 2008 and 2007, respectively.  This customer accounted for 17% and 20% of total accounts receivable at March 31, 2008 and December 31, 2007, respectively.  Licensing revenues and other revenues of noise canceling and active noise canceling products were significant to one customer and its affiliates, accounting for approximately 2% and 23% of the total net revenues for the three months ended March 31, 2008 and 2007, respectively.  Licensing revenues and other service related revenues to one customer were approximately 19% and 9% of the total net revenues for the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008 and 2007, Andrea purchased a substantial portion of its finished goods from two suppliers. Purchases from these two suppliers amounted to 60% and 27% in 2008 and 86% and 0% in 2007, of total purchases.  At March 31, 2008, the amounts due to these suppliers in accounts payable were $152,824 and $55,920 respectively.  At December 31, 2007, the amounts due to these suppliers in accounts payable were $191,411 and $104,760 respectively.

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

	March 31, 2008	December 31, 2007

Raw materials	$70,206	$62,834
Finished goods	1,362,989	1,218,971
	1,433,195	1,281,805
Less: reserve for obsolescence	(565,083)	(566,941)
	$868,112	$714,864

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

At March 31, 2008, because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  The results of this test indicated that there was not an impairment.  This process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue.  If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years.  Amortization expense was $118,314 and $117,954 for the three months ended March 31, 2008 and 2007, respectively.

Revenue Recognition – Non-software related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment.  With respect to licensing revenues, Andrea recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin Topic 13 “Revenue Recognition in Financial Statements.”  License revenue is recognized based on the terms and conditions of individual contracts (see Note 5).  In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Income Taxes - The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.  FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  Using both of the guidelines set forth in these statements, the provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Since cumulative losses weigh heavily in the overall assessment, Andrea provides a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests Andrea’s ability to utilize such assets.  If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2007.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At December 31, 2007, Andrea had three stock-based employee compensation plans, which are described more fully in Note 7.  Andrea accounts for stock based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with SFAS No. 123R, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock option will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 did not have a material effect on the Company’s condensed consolidated financial position or results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial position or results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 did not have a material effect on the Company’s condensed consolidated financial position or results of operations or cash flows.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 and FSP SFAS 157-2 on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning on January 1, 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

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

As of March 31, 2008, there were 90.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,149,736 shares of Common Stock and remaining accrued dividends of $151,583.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related warrants.  In connection with these transactions, Andrea agreed to pay Knightsbridge Capital $350,000 in cash and to issue warrants exercisable for an aggregate of 439,594 shares of Common Stock. 377,094 of the warrants are exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share and 62,500 of the warrants at any time after December 4, 2004 and before June 4, 2009 at an exercise price of $0.17 per share.  Through March 31, 2008, 281,250 shares of common stock have been issued as a result of exercises of the Series D Preferred Stock Warrants.

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

During 2007, 50,000 shares of Series D Preferred Stock were converted into 200,000 shares of Common Stock at a conversion price of $0.25. There were no Series D Preferred Stock Warrant exercises during the three months ended March 31, 2008 or the year ended December 31, 2007.

As of March 31, 2008, there are 1,192,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 9,929,776 shares of Common Stock.

Note 5. Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's three largest licensing customers accounted for $102,376, $20,727 and $4,200 of revenues for the three months ended March 31, 2008 and $68,454, $179,308 and $6,080 of revenues for the three months ended March 31, 2007.

Note 6. Commitments And Contingencies

Leases

In March 2005, Andrea entered into a lease for its corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party.  The lease is for approximately 11,000 square feet and expires in April 2010.  Rent expense under this operating lease was $20,469 and $19,873, respectively for the three-month periods ended March 31, 2008 and March 31, 2007, respectively.

As of March 31, 2008, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2008 (April to December 31)	$77,205
2009	93,541
2010	29,171
Total	$199,917

Employment Agreements

In November 2006, the Company entered into a new employment agreement with the Chairman of the Board, Douglas J Andrea.  The employment agreement expires July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum.  In addition, upon execution of the employment agreement, Mr. Andrea was entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement.   The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee.  On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options with a fair value of $100,000. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  On November 16, 2006, in accordance with his employment agreement, Mr. Andrea was granted an additional 1,000,000 stock options with a fair value of $100,000. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.  At March 31, 2008, the future minimum cash commitments under this agreement aggregate $100,000.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At March 31, 2008, there were 14,984 shares available for further issuance under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At March 31, 2008, there were 5,636,361 shares available for further issuance under the 2006 Plan.

During 2006, the Board granted 400,000 stock options to the Vice President and Chief Financial Officer and 755,000 stock options to employees of the Company.  Each option grant provides for vesting periods of up to three years, a weighted average exercise price of $0.12 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $7,641 and $20,302 for the three months ended March 31, 2008 and 2007, respectively.

On November 16, 2006, the Board granted 16,667 stock options to each chairperson on the Nominating and Compensation Committees and 41,667 stock options to the chairperson on the Audit Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.12 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $417 and $2,749 for the three months ended March 31, 2008 and 2007, respectively.

On September 12, 2007, the Board granted 1,000,000 stock options to the President and Chief Executive Officer, 350,000 stock options to the Vice President and Chief Financial Officer, 60,000 stock options to the Board of Directors and 760,000 stock options to employees and consultants of the Company.  Each option grant provides for vesting periods of up to three years, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $29,823 for the three months ended March 31, 2008.

On September 12, 2007, the Board granted 18,182 stock options to each chairperson on the Nominating and Compensation Committees and 45,455 stock options to the chairperson on the Audit Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Compensation expense related to these awards was $2,045 for the three months ended March 31, 2008.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total compensation expense recognized related to all stock option awards was $53,816 and $59,699 for the three months ended March 31, 2008 and 2007, respectively.  In the accompanying consolidated statement of operations $41,885 of the first quarter 2008 expense is included in general, administrative and selling expenses, $11,550 is included in research and development expenses and $381 is included in cost of revenues.  In the accompanying consolidated statement of operations $49,148 of the first quarter 2007 expense is included in general, administrative and selling expenses, $10,077 is included in research and development expenses and $474 is included in cost of revenues.

There were no options granted during the three-month period ending March 31, 2008 and 2007.

Option activity during 2008 and 2007 is summarized as follows:
	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

At January 1, 2007	7,590,001	$1.05	8.01 years	4,397,500	$1.72	6.26 years
Granted	2,251,819	$0.11
Cancelled	(155,000)	$5.20
At December 31, 2007	9,686,820	$0.76	7.79 years	5,355,590	$1.29	6.57 years
Cancelled	(60,000)	$14.63
At March 31, 2008	9,626,820	$0.68	7.59 years	5,322,837	$1.13	6.41 years

During the three months ended March 31, 2008, 27,247 options vested with a weighted average exercise price of $0.11 and a weighted average fair value of $0.09 per option.

Based on the March 31, 2008, fair market value of the company’s common stock of $0.09, the aggregate intrinsic value of the 9,626,820 options outstanding and 5,355,590 shares exercisable is $866,164 and $478,805, respectively.

As of March 31, 2008, there was $204,392 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($120,663 in 2008, $68,319 in 2009 and $15,410 in 2010).

Pursuant to Andrea’s compensation policy for outside directors, Andrea granted 181,820 shares of Common Stock with a fair market value of $0.11, 166,668 shares of Common Stock with a fair market value of $0.12 and 400,000 shares of Common Stock with a fair market value of $0.05, respectively.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $5,001 and $5,000 for the three months ended March 31, 2008 and 2007, respectively.

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

 ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2008 and 2007.
2008 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008

Net revenues from external customers	$265,543	$530,879	$796,422
License Revenues	130,218	-	130,218
(Loss) income from operations	(237,503)	(124,570)	(362,073)
Depreciation and amortization	117,342	7,682	125,024
Capital expenditures	3,465	3,465	6,930
Purchases of patents and trademarks	6,155	4,990	11,145
Assets	3,785,698	1,582,462	5,368,160
Total long lived assets	2,750,264	191,075	2,941,339

2007 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007

Net revenues from external customers	$467,484	$837,338	$1,304,822
License Revenues	267,730	-	267,730
(Loss) income from operations	(2,256)	24,119	21,863
Depreciation and amortization	117,159	4,646	121,805
Capital expenditures	-	-	-
Purchases of patents and trademarks	-	-	-

The following represents selected condensed consolidated financial information for Andrea’s segments as of December 31, 2007.

2007 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007

Assets	4,021,688	1,611,318	5,633,006
Total long lived assets	2,858,713	189,575	3,048,288

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended March 31, 2008 and 2007, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	March 31, 2008	March 31, 2007

Net revenues:
United States	$722,648	$1,113,179
Foreign(1)	203,992	459,373
	$926,640	$1,572,552

(1)
Net revenue from the People’s Republic of China and Singapore represented 11% and 2%, respectively of total net revenues for three months ended March 31, 2008.  Net revenue from the People’s Republic of China and Singapore represented 13% and 12%, respectively of total net revenues for three months ended March 31, 2007.

As of March 31, 2008 and December 31, 2007, account receivable by geographic area is as follows:

Geographic Data	March 31, 2008	December 31, 2007

Accounts receivable:
United States	$413,047	$736,122
Foreign	155,424	258,324
	$568,471	$994,446

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

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

Our Critical Accounting Policies

Our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements contain information that is pertinent to management's discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the 10KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects.  Additional factors are discussed below under “Risk Factors” and in Part II, “Item 6. Management’s Discussion and Analysis or Plan of Operation—Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended March 31, 2008 were $926,640 versus $1,572,552 for the three months ended March 31, 2007.  Net loss for the three months ended March 31, 2008 was $362,272, or $0.01 loss per share on a basic and diluted basis, versus net income of $489, or $0.00 per share on a basic and diluted basis for the three months ended March 31, 2007. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To achieve profitable operations we need to maintain/increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  We may have to raise capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through March 2009, provided our net revenues do not continue to decline and our operating expenses do not continue to increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 59,861,193 were outstanding as of May 8, 2008. The number of shares outstanding does not include an aggregate of 29,357,677 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 49% of the 59, 861,193 outstanding shares.  These issuable common shares are comprised of:  a) 9,626,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 14,984 shares reserved for future grants under our 1998 Stock Plan; c) 5,636,361 shares reserved for future grants under our 2006 Stock Plan; d) 4,149,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; e) 4,771,432 shares of common stock issuable upon conversion of the Series D Preferred Stock; and f) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

We generate revenues to regions outside the United States, particularly in Asia. For the three months ended March 31, 2008 and 2007, net revenues to customers outside the United States accounted for approximately 22% and 29%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 6. Management’s Discussion and Analysis or Plan of Operation—Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results Of Operations

Quarter ended March 31, 2008 compared to Quarter ended March 31, 2007

Net Revenues

	For the Three Months Ended March 31
	2008	2007	% Change
Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$24,790	$131,361	(81)	(a)
Sales of gaming headset products to an OEM customer	-	183,261	(100)	(b)
All other Andrea Anti-Noise net product revenues	506,089	522,716	(3)
Total Andrea Anti-Noise Products net Product revenues	$530,879	$837,338	(37)

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	98,000	200,970	(51)	(c)
All other Andrea DSP Microphone and Audio product revenues	167,543	266,514	(37)	(d)
License revenues	130,218	267,730	(51)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	395,761	735,214	(46)

Total Revenues	$926,640	$1,572,552	(41)

(a)
The significant decrease of sales of Andrea Anti-Noise Products is directly related to an OEM customer for use with speech recognition software and was a result of the OEM’s decreased demand for our products during the three month ended March 31, 2008 as compared to the same period in 2007.  We believe that this decreased demand is related to the OEM’s 2006 product revision and related orders that did not ship until early 2007.  We believe that our annual revenues for 2008 associated with this customer will be approximately $250,000.

(b)
The difference of approximately $183,000 relates to the sale of product to one of our OEM customers for a one-time design and build of a particular product.  These revenues represented one-time revenues that were only anticipated to be repeated if the OEM’s product was successful in the marketplace, which it was not.

(c)
The significant 51% decrease in sales of microphone array products to an OEM customer relates to the decreased demand from the OEM customer.  We believe that the significantly higher sales in the three months ended March 31, 2007 was due to the introduction of the OEM’s product and the OEM customer’s need to supply all of its customers for the initial launch as opposed to regular fulfillment of a regularly stocked product that occurred during the three months ended March 31, 2008.  We believe that our sales from April 2008 to March 2009 will be consistent with our sales from April 2007 to March 2008

(d)
The 37% decrease in all other Andrea DSP Microphone and Audio product revenues is comprised of an approximate $62,000 decrease in sales of our Andrea AutoArray Microphone and an approximate $32,000 decrease in sales of a custom product to one of our OEM customers.  The decrease in our Andrea AutoArray Microphone sales is due to a decrease in demand from the agencies that install voice activated programs into the emergency vehicle market.  We further believe this demand is due to a decrease in agency funding coupled with the time frame needed to obtain funding/approval of this type of product installation.

(e)
The majority of the decrease in licensing revenues for the year ended December 31, 2007 is a result of one of our OEM licensing partners not including one of our licensed products in their new Vista bundle.  This decrease was partially offset by increases in other licensing revenues.  We expect that our 2008 licensing revenues will be in line with our 2007 licensing revenues.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended March 31, 2008 increased to 52% from 50% for the three months ended March 31, 2007.  The cost of revenues as a percentage of net revenues for the three months ended March 31, 2008 for Andrea Anti-Noise Products is 63% compared to 61% for the three months ended March 31, 2007.  The cost of revenues as a percentage of net revenues for the three months ended March 31, 2008 for Andrea DSP Microphone and Audio Software Products is 38% compared to 37% for the three months ended March 31, 2007.  The changes are primarily the result of the changes in revenue as described under “Net Revenues” above.

Research and Development

Research and development expenses for the three months ended March 31, 2008 increased 12% to $193,404 from $172,759 for the three months ended March 31, 2007.  This increase primarily relates to increases in employee compensation and related benefit costs.  For the three months ended March 31, 2008, the increase in research and development expenses reflects an 8% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $132,971, or 69% of total research and development expenses and a 21% increase in our Andrea Anti-Noise Headset Product efforts to $60,433, or 31% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 4% to $610,174 for the three months ended March 31, 2008 from $588,761 for the three months ended March 31, 2007.  This increase is principally related to expenses associated with the implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  For the three months ended March 31, 2008, the increase reflects a 3% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $350,558, or 58% of total general, administrative and selling expenses and a 4% increase in our Andrea Anti-Noise Headset Product efforts to $259,616, or 42% of total general, administrative and selling expenses.

Interest Income (Expense), net

Other income, net for the three months ended March 31, 2008 was $2,874 compared to an interest expense of $1,172 for the three months ended March 31, 2007.  The year to date increase in other income is the result of interest earned on higher cash balances in 2007.

Provision for Income Taxes

The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  Amounts are based on net revenues and are therefore subject to change.

Net Loss

Net loss for the three months ended March 31, 2008 was $361,272 compared to a net income of $489 for the three months ended March 31, 2007.  The net loss for the three months ended March 31, 2008 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At March 31, 2008, we had cash and cash equivalents of $945,948 compared with $811,403 at December 31, 2007.  The balance of cash and cash equivalents at March 31, 2008 is primarily a result of our cash provided from operations during the three months ended March 31, 2008.

Working capital balance at March 31, 2008 was $1,642,015 compared to a working capital balance of $1,837,521 at December 31, 2007.  The decrease in working capital reflects a decrease in total current assets of $157,897 coupled with an increase in total current liabilities of $37,609. The decrease in total current assets reflects an increase in cash and cash equivalents of $134,545, a decrease in accounts receivable of $425,975, an increase in inventory of $153,248, and a decrease in prepaid expenses and other current assets of $19,715.  The increase in total current liabilities reflects a decrease in trade accounts payable of $13,090, and an increase of $50,699 in other current liabilities. The increase in cash and cash equivalents of $134,545 reflects $152,620 of net cash provided by operating activities, and $18,075 of net cash used in investing activities.

The cash provided by operating activities of $152,620, excluding non-cash charges for the quarter ended March 31, 2008, is attributable to a $426,032 decrease in accounts receivable, a $151,390 increase in inventory, a $19,715 decrease in prepaid expenses and other current assets, a $13,090 decrease in accounts payable, and a $50,699 increase in other current and long-term liabilities.  The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used by investing activities of $18,075 reflects an increase in property and equipment of $6,930 and an increase in patents and trademarks of $11,145.  The increase in property and equipment reflects capital expenditures associated with computer purchases.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to continue to improve our cash flows during 2008 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing our Andrea Anti-Noise Headset Products through the introduction of refreshed product line set to introduced in the early part of 2008 as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of May 8, 2008, Andrea has approximately $620,000 of cash and cash equivalents.  We believe that we have sufficient liquidity available to continue in operation through at least September 2009.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the accompanying condensed consolidated financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

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

PART II                      OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not Applicable.

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

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications*

Exhibit 32 – Section 1350 Certifications*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: May 12, 2008

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 12, 2008
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 12, 2008
Corisa L. Guiffre	Assistant Corporate Secretary