Form 10-Q
period 2008-06-30
ANDREA ELECTRONICS CORP
filed 2008-08-14
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 8, 2008, there are 60,361,193 common shares outstanding.

PART I.                           FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,015,709	$811,403
Accounts receivable, net of allowance for doubtful accounts of $7,843 and $21,705, respectively	533,670	994,446
Inventories, net	770,969	714,864
Prepaid expenses and other current assets	63,657	64,005
Total current assets	2,384,005	2,584,718

Property and equipment, net	62,629	57,751
Intangible assets, net	2,774,896	2,977,673
Other assets, net	12,864	12,864
Total assets	$5,234,394	$5,633,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$325,368	$474,346
Accrued Series C Preferred Stock Dividends	151,583	151,583
Other current liabilities	125,158	121,268
Total current liabilities	602,109	747,197

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 90.7 shares; liquidation value: $907,015	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,192,858 shares; liquidation value: $1,192,858	11,929	11,929
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 59,861,193 shares	598,612	598,612
Additional paid-in capital	76,685,464	76,568,825
Accumulated deficit	(72,663,721)	(72,293,558)

Total shareholders’ equity	4,632,285	4,885,809

Total liabilities and shareholders’ equity	$5,234,394	$5,633,006

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues
Net product revenues	$817,136	$862,293	$1,613,558	$2,167,115
License revenues	390,115	140,171	520,333	407,901
Revenues	1,207,251	1,002,464	2,133,891	2,575,016

Cost of revenues	474,582	467,750	959,717	1,256,919

Gross margin	732,669	534,714	1,174,174	1,318,097

Research and development expenses	185,341	156,101	378,745	328,860

General, administrative and selling expenses	556,273	491,071	1,166,447	1,079,832

Loss from operations	(8,945)	(112,458)	(371,018)	(90,595)

Interest income, net	1,697	1,576	4,571	404

Loss before provision for income taxes	(7,248)	(110,882)	(366,447)	(90,191)

Provision for income taxes	1,643	8,252	3,716	28,454

Net loss	$(8,891)	$(119,134)	$(370,163)	$(118,645)

Basic and diluted weighted average shares	59,861,193	59,611,981	59,861,193	59,327,389

Basic and diluted net loss per share	$(.00)	$(.00)	$(.01)	$(.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2008	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,568,825	$(72,293,558)	$4,885,809

Stock-based Compensation Expense related to Stock Grants to Outside Directors	-	-	-	-	-	-	10,002	-	10,002

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	106,637	-	106,637

Net loss	-	-	-	-	-	-	-	(370,163)	(370,163)

Balance, June 30, 2008	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,685,464	$(72,663,721)	$4,632,285

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(370,163)	$(118,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	251,655	243,700
Stock -based compensation expense	116,639	128,193
Provision for bad debt	-	(113)
Inventory reserve	22,979	2,234

Change in:
Accounts receivable	460,776	348,250
Inventories	(79,084)	323,405
Prepaid expenses and other current assets	348	255,772
Trade accounts payable	(148,978)	(335,655)
Other current liabilities	3,890	(157,623)
Net cash provided by operating activities	258,062	689,518

Cash flows from investing activities:
Purchases of property and equipment	(19,042)	-
Purchases of patents and trademarks	(34,714)	(6,270)
Net cash used in investing activities	(53,756)	(6,270)

Cash flows from financing activities:
Payments under capital lease	-	(3,541)
Net cash used in financing activities	-	(3,541)

Net increase in cash and cash equivalents	204,306	679,707

Cash and cash equivalents, beginning of period	811,403	303,678
Cash and cash equivalents, end of period	$1,015,709	$983,385

Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock into common stock	$-	$16,712

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$1,189
Income Taxes	$12,796	$43,509

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

Management's Liquidity Plans - As of June 30, 2008, Andrea had working capital of $1,781,896 and cash on hand of $1,015,709.  Andrea’s loss from operations was $8,945 for the three months ended June 30, 2008.  Andrea incurred a loss from operations of $371,018 for the six months ended June 30, 2008.  Andrea plans to continue to improve its cash flows during 2008 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through the introduction of refreshed product line scheduled to be introduced in the second half of 2008 as well as the increased efforts the Company is dedicating to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of August 8, 2008, Andrea has approximately $1,000,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least June 2009.While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has had generated cash from operations.  Although these steps are encouraging, if Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

	For the Three and Six Months Ended
	June 30, 2008	June 30, 2007
Total potential common shares as of:
Options to purchase common stock (Note 7)	9,691,820	7,440,001
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	4,149,736	4,149,736
Series D Convertible Preferred Stock and related warrants (Note 4)	9,929,776	9,929,776

Total potential common shares	23,771,332	21,519,513

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation at June 30, 2008 and December 31, 2007.  The Company mitigates its risk by investing in or through major financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Customer A	*	17%	*	14%
Customer B	*	*	*	17%
Customer C	14%	14%	16%	11%
Customer D	*	12%	11%	*
Customer E	24%	*	13%	*
_________________
* Amounts are less than 10%

As of June 30, 2008, one customer accounted for approximately 29% of accounts receivable and as of December 31, 2007, two customers account for approximately 20% and 15% of accounts receivable.

Andrea purchases a substantial portion of its finished goods from three suppliers.  Purchases from these three suppliers amounted to 55%, 1% and 26% of total purchases for the three months ended June 30, 2008 and 40%, 13% and 47% for the three months ended June 30, 2007.  Purchases from these three suppliers amounted to 58%, 5% and 27% of total purchases for the six months ended June 30, 2008 and 77%, 8% and 9% for the six months ended June 30, 2007.  At June 30, 2008, the amounts due to these suppliers in accounts payable was $4,466, $0 and $6,517, respectively. At December 31, 2007, the amounts due to these suppliers in accounts payable were $191,411, $0 and $104,760 respectively.

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
	June 30, 2008	December 31, 2007

Raw materials	$98,719	$62,834
Finished goods	1,262,170	1,218,971
	1,360,889	1,281,805
Less: reserve for slow moving and obsolescence	(589,920)	(566,941)
	$770,969	$714,864

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

At June 30, 2008, because the business segment was operating at a loss for the six months ended June 30, 2008, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  The results of this test indicated that there was not an impairment.  This process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue.  If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

At June 30, 2007, because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  The results of this test indicated that there was not an impairment.  This process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue.  If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years.  For the three-month periods ended June 30, 2008 and 2007, amortization expense was $119,177 and $118,043, respectively.  For the six-month periods ended June 30, 2008 and 2007, amortization expense was $237,491 and $235,997, respectively.

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

Income Taxes - The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.  FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  Using both of the guidelines set forth in these statements, the provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Since cumulative losses weigh heavily in the overall assessment, Andrea provides a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests Andrea’s ability to utilize such assets.  If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2007.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-Based Compensation - At June 30, 2008, Andrea had three stock-based employee compensation plans, which are described more fully in Note 7.  Andrea accounts for stock based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with SFAS No. 123R, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock option will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to the Company for fiscal 2009.. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

As of June 30, 2008, there were 90.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,149,736 shares of Common Stock and remaining accrued dividends of $151,583.

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

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related warrants.  In connection with these transactions, Andrea agreed to pay Knightsbridge Capital $350,000 in cash and to issue warrants exercisable for an aggregate of 439,594 shares of Common Stock. 377,094 of the warrants are exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share and 62,500 of the warrants at any time after December 4, 2004 and before June 4, 2009 at an exercise price of $0.17 per share.  Through June 30, 2008, 281,250 shares of common stock have been issued as a result of exercises of the Series D Preferred Stock Warrants.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2007, 50,000 shares of Series D Preferred Stock were converted into 200,000 shares of Common Stock at a conversion price of $0.25. There were no Series D Preferred Stock Warrant exercises during the six months ended June 30, 2008 or the year ended December 31, 2007.

As of June 30, 2008, there are 1,192,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 9,929,776 shares of Common Stock.

Note 5. Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of personal computers (“PC”) and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's three largest licensing customers accounted for $284,288, $91,621 and $14,106 of revenues for the three months ended June 30, 2008 and $0, $63,490 and $59,321 of revenues for the three months ended June 30, 2007.    The Company's three largest licensing customers accounted for $285,674, $193,997 and $34,833 of revenues for the six months ended June 30, 2008 and $0, $131,944 and $238,629 of revenues for the six months ended June 30, 2007.

Note 6. Commitments And Contingencies

Leases

In March 2005, Andrea entered into a lease for its corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party.  The lease is for approximately 11,000 square feet and expires in April 2010.  Rent expense under this operating lease was $21,083 and $41,552 for the three and six-month periods ended June 30, 2008, respectively.  Rent expense under this operating lease was $20,469 and $40,516 for the three and six-month periods ended June 30, 2007, respectively.

As of June 30, 2008, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2008 (July 1 to December 31)	$51,470
2009	93,541
2010	29,171
Total	$174,182

Employment Agreements

The Board of Directors expects to enter into a new employment contract with Mr. Andrea on substantially similar terms as the expired employment agreement described below.  On August 8, 2008, the Board granted Mr. Andrea 3,000,000 stock options with a fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  This grant provides for a four year vesting period (666,000 from and after August 1, 2009, 999,000 from and after August 1, 2010, 1,001,000 from and after August 1, 2011 and 334,000 from and after August 1, 2012) the stock options have an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years.

In November 2006, the Company entered into an employment agreement with the Chairman of the Board, Douglas J Andrea.  The employment agreement expired July 31, 2008 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 per annum.  In addition, upon execution of the employment agreement, Mr. Andrea was entitled to a salary adjustment from August 1, 2006 through the date of the employment agreement.   The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee.  On November 2, 2006, in accordance with his employment agreement, Mr. Andrea was granted 1,000,000 stock options with a fair value of $100,000. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  On November 16, 2006, in accordance with his employment agreement, Mr. Andrea was granted an additional 1,000,000 stock options with a fair value of $100,000. This grant provides for a three year vesting period, an exercise price of $0.12 per share, which was fair market value at the date of grant, and a term of 10 years.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.  At June 30, 2008, the future minimum cash commitments under this agreement aggregate $25,000.

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

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At June 30, 2008, there were 149,984 shares available for further issuance under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At June 30, 2008, there were 5,436,361 shares available for further issuance under the 2006 Plan.

During 2006, the Board granted 400,000 stock options to the Vice President and Chief Financial Officer and 755,000 stock options to employees of the Company.  Each option grant provides for vesting periods of up to three years, a weighted average exercise price of $0.12 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $7,641 and $20,097 for the three months ended June 30, 2008 and 2007, respectively.  The compensation expense related to these awards was $15,282 and $40,399 for the six months ended June 30, 2008 and 2007, respectively.

On November 16, 2006, the Board granted 16,667 stock options to each chairperson on the Nominating and Compensation Committees and 41,667 stock options to the chairperson on the Audit Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.12 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $139 and $1,749 for the three months ended June 30, 2008 and 2007, respectively.  The compensation expense related to these awards was $556 and $4,498 for the six months ended June 30, 2008 and 2007, respectively.

On September 12, 2007, the Board granted 1,000,000 stock options to the President and Chief Executive Officer, 350,000 stock options to the Vice President and Chief Financial Officer, 60,000 stock options to the Board of Directors and 760,000 stock options to employees and consultants of the Company.  Each option grant provides for vesting periods of up to three years, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $29,823 and $0 for the three months ended June 30, 2008 and 2007, respectively.  The compensation expense related to these awards was $59,646 and $0 for the six months ended June 30, 2008 and 2007, respectively.

On September 12, 2007, the Board granted 18,182 stock options to each chairperson on the Nominating and Compensation Committees and 45,455 stock options to the chairperson on the Audit Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $1,023 and $0 for the three months ended June 30, 2008 and 2007, respectively.  The compensation expense related to these awards was $3,068 and $0 for the six months ended June 30, 2008 and 2007, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2008, the Board granted 200,000 stock options, 100,000 to an employee and 100,000 to an outside consultant.   The grants provide for a three year vesting period, an exercise price of $0.05 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The compensation expense related to these awards was $305 for the three and six months ended June 30, 2008.

Total compensation expense recognized related to all stock option awards was $52,821 and $58,494 for the three months ended June 30, 2008 and 2007, respectively.  In the accompanying consolidated statement of operations for the three months ending June 30, 2008, $40,890 of expense is included in general, administrative and selling expenses, $11,550 is included in research and development expenses and $381 is included in cost of revenues.  In the accompanying consolidated statement of operations for the three months ending June 30, 2007, $48,108 of expense is included in general, administrative and selling expenses, $9,927 is included in research and development expenses and $459 is included in cost of revenues.  Total compensation expense recognized related to all stock option awards was $106,637 and $118,193 for the six months ended June 30, 2008 and 2007, respectively.  In the accompanying consolidated statement of operations for the six months ending June 30, 2008, $82,775 of expense is included in general, administrative and selling expenses, $23,100 is included in research and development expenses and $762 is included in cost of revenues.  In the accompanying consolidated statement of operations for the six months ending June 30, 2007, $97,256 of expense is included in general, administrative and selling expenses, $20,004 is included in research and development expenses and $933 is included in cost of revenues.

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the three and six-month periods ended June 30, 2008:

	Three months ended June 30, 2008	Six months ended June 30, 2008

Expected life in years	8	8
Risk-free interest rates	4.14%	4.14%
Volatility	138.58%	138.58%
Dividend yield	0%	0%

There were no options granted during the three or six-month periods ended June 30, 2007.

Option activity during 2008 and 2007 is summarized as follows:
	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

At January 1, 2007	7,590,001	$1.05	8.01 years	4,397,500	$1.72	6.26 years
Granted	2,251,819	$0.11
Cancelled	(155,000)	$5.20
At December 31, 2007	9,686,820	$0.76	7.79 years	5,355,590	$1.29	6.57 years
Granted	200,000	$0.05
Cancelled	(195,000)	$14.28
At June 30, 2008	9,691,820	$0.48	7.50 years	5,212,888	$0.79	6.33 years

During the three months ended June 30, 2008, 25,051 options vested with a weighted average exercise price of $0.12 and a weighted average fair value of $0.10 per option.  During the six months ended June 30, 2008, 52,298 options vested with a weighted average exercise price of $0.11 and a weighted average fair value of $0.10 per option.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based on the June 30, 2008, fair market value of the company’s common stock of $0.05, the aggregate intrinsic value for both  the 9,691,820 options outstanding and 5,212,888 shares exercisable is $3,100.

As of June 30, 2008, there was $161,571 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($71,312 in 2008, $72,498 in 2009, $17,207 in 2010 and $554 in 2011).

Pursuant to Andrea’s compensation policy for outside directors, Andrea granted 181,820 shares of Common Stock with a fair market value of $0.11, 166,668 shares of Common Stock with a fair market value of $0.12 and 400,000 shares of Common Stock with a fair market value of $0.05, respectively.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $5,001 and $5,000 for the three months ended June 30, 2008 and 2007, respectively.  Compensation expense related to these awards was $10,002 and $10,000 for the six months ended June 30, 2008 and 2007, respectively.

On August 8, 2008, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 500,000 shares of Common Stock with a fair market value of $0.04 and granted 50,000 stock options to each chairperson on the Nominating and Compensation Committees and 125,000 stock options to the chairperson on the Audit Committee.  The grants provide for an eighteen-month vesting period, an exercise price of $0.04 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The fair value of these 225,000 stock options was $9,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

 Also, on August 8, 2008 the Board granted 3,000,000 stock options to the President and Chief Executive Officer, 500,000 stock options to the Vice President and Chief Financial Officer, 60,000 stock options to the Board of Directors and 1,200,000 stock options to employees of the Company.  Each option grant provides for vesting periods of up to four years, an exercise price of $0.05 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The fair value of these 4,760,000 stock options was $190,400 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended June 30, 2008 and 2007:

2008 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008 Three Month Segment Data

Net revenues from external customers	$196,666	$620,470	$817,136
License Revenues	390,115	-	390,115
Income (loss) from operations	45,047	(53,992)	8,945
Depreciation and amortization	117,545	9,086	126,631
Purchases of property and equipments	2,531	9,581	12,112
Purchases of patents and trademarks	-	23,569	23,569
Assets	3,681,633	1,577,761	5,259,394
Total long lived assets	2,624,235	226,154	2,850,389

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2007 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007 Three Month Segment Data

Net revenues from external customers	$328,601	$533,692	$862,293
License Revenues	140,171	-	140,171
Loss from operations	(108,048)	(4,410)	(112,458)
Depreciation and amortization	117,166	4,729	121,895
Purchases of patents and trademarks	510	5,760	6,270

The following represents selected condensed consolidated financial information for Andrea’s segments for the six-month periods ended June 30, 2008 and 2007:

2008 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008 Six Month Segment Data

Net revenues from external customers	$462,209	$1,151,349	$1,613,558
License Revenues	520,333	-	520,333
Loss from operations	(192,456)	(178,562)	(371,018)
Depreciation and amortization	234,888	16,767	251,655
Purchases of property and equipments	5,995	13,047	19,042
Purchases of patents and trademarks	6,155	28,559	34,714

2007 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007 Six Month Segment Data

Net revenues from external customers	$796,085	$1,371,030	$2,167,115
License Revenues	407,901	-	407,901
(Loss) income from operations	(110,304)	19,709	(90,595)
Depreciation and amortization	234,325	9,375	243,700
Purchases of patents and trademarks	510	5,760	6,270

The following represents selected condensed consolidated financial information for Andrea’s segments as of December 31, 2007.

2007 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007

Assets	4,021,688	1,611,318	5,633,006
Total long lived assets	2,858,713	189,575	3,048,288

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended June 30, 2008 and 2007, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2008	June 30, 2007

Net revenues:
United States	$1,036,123	$724,567
Foreign(1)	171,128	277,897
	$1,207,251	$1,002,464

(1)
Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended June 30, 2008.  Net revenue to the People’s Republic of China and Singapore represented 17% and 4%, respectively of total net revenues for three months ended June 30, 2007.

For the six-month periods ended June 30, 2008 and 2007, by geographic area, net revenues are as follows:

Geographic Data	June 30, 2008	June 30, 2007

Net revenues:
United States	$1,758,771	$1,837,746
Foreign(2)	375,120	737,270
	$2,133,891	$2,575,016

(2)
Net revenues to any one foreign country did not exceed 10% of total net revenues for the six months ended June 30, 2008.  Net revenue to the People’s Republic of China and Singapore represented 15% and 9%, respectively of total net revenues for six months ended June 30, 2007.

As of June 30, 2008 and December 31, 2007, accounts receivable by geographic area is as follows:

Geographic Data	June 30, 2008	December 31, 2007

Accounts receivable:
United States	$504,792	$736,122
Foreign	28,878	258,324
	$533,670	$994,446

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended June 30, 2008 were $1,207,251 versus $1,002,464 for the three months ended June 30, 2007.  Net loss for the three months ended June 30, 2008 was $8,891, or $0.00 loss per share on a basic and diluted basis, versus net loss of $119,134, or $0.00 loss per share on a basic and diluted basis for the three months ended June 30, 2008. Our revenues for the six months ended June 30, 2008 were $2,133,891 versus $2,575,016 for the six months ended June 30, 2007.  Net loss for the six months ended June 30, 2008 was $370,163 or $.01 loss per share on a basic and diluted basis, versus net loss of $118,645, or $.00 loss per share on a basic and diluted basis for the six months ended June 30, 2007. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To achieve profitable operations we need to maintain/increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  We may have to raise capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through June 2009, provided our net revenues do not continue to decline and our operating expenses do not continue to increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 60,361,193 were outstanding as of August 8, 2008. The number of shares outstanding does not include an aggregate of 28,857,677 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 48% of the 60,361,193 outstanding shares.  These issuable common shares are comprised of:  a)14,676,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 101,345 shares reserved for future grants under our 2006 Stock Plan; c) 4,149,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 4,771,432 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

We generate revenues to regions outside the United States, particularly in Asia. For the three months ended June 30, 2008 and 2007, net revenues to customers outside the United States accounted for approximately 14% and 28%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended June 30, 2008 compared to Quarter ended June 30, 2007

Net Revenues

	For the Three Months Ended June 30%			For the Six Months Ended June 30%
	2008	2007	Change	2008	2007	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$98,310	$-	100	$123,100	$131,361	(6)	(a)
All other Andrea Anti-Noise net product revenues	522,160	530,692	(2)	1,028,249	1,239,669	(5)
Total Andrea Anti-Noise Products net Product revenues	$620,470	$533,692	16	$1,151,349	$1,371,030	(16)

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	9,800	171,140	(94)	107,800	372,110	(71)	(b)
All other Andrea DSP Microphone and Audio product revenues	186,866	157,461	19	354,409	423,975	(16)	(c)
License revenues	390,115	140,171	178	520,333	407,901	28	(d)
Total Andrea DSP Microphone and Audio Software Products revenues	586,781	468,772	25	982,542	1,203,986	(18)

Total Revenues	$1,207,251	$1,002,464	20	$2,133,891	$2,575,016	(17)

(a)
The significant increase of revenues of Andrea Anti-Noise Products is directly related to an OEM customer for use with speech recognition software and was a result of the OEM’s increased demand for our products during the three month ended June 30, 2008 as compared to the same period in 2007.  The slight decrease of revenues of Andrea Anti-Noise Products is directly related to an OEM customer for use with speech recognition software and was a result of the OEM’s decreased demand for our products during the six month ended June 30, 2008 as compared to the same period in 2007.  We believe that our annual revenues for 2008 associated with this customer will be approximately $250,000.

(b)
The significant decrease of 94% and 71% of revenues of microphone array products to an OEM customer for the three month and six month period ending June 30, 2008, respectively, relates to the decreased demand from the OEM customer.  We believe that this decrease is result of the OEM deciding not to continue including a microphone array with all applicable product models.  The revenues in 2007 were a result of the OEM’s introduction of the OEM’s product and the OEM customer’s need to supply all of its customers for the initial launch.

(c)
The 19% increase in all other Andrea DSP Microphone and Audio product revenues for the three month period ended June 30, 2008 and 16% decrease for the six months ended June 30, 2008 is a result of timing of shipments for both the three month and six month periods.

(d)
The majority of the increase in licensing revenues for the three and six month periods ended June 30, 2008 is a result of licensing revenue from one customer in the PC Audio market.  The significant increase for the three month period was a result of the customer’s initial implementation of our technology and, as a result, we do not expect licensing revenue from this customer to continue to increase during the second half of 2008.  However, we do expect our 2008 twelve month licensing revenues to be slightly higher than 2007 licensing revenues primarily as a result of the revenues generated during the six months ended June 30, 2008.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended June 30, 2008 decreased to 39% from 47% for the three months ended June 30, 2007.  The cost of revenues as a percentage of net revenues for the three months ended June 30, 2008 for Andrea Anti-Noise Products is 63% compared to 55% for the three months ended June 30, 2007.  The cost of revenues as a percentage of net revenues for the three months ended June 30, 2008 for Andrea DSP Microphone and Audio Software Products is 15% compared to 37% for the three months ended June 30, 2007. Cost of revenues as a percentage of net revenues for the six months ended June 30, 2008 decreased to 45% from 49% for the six months ended June 30, 2007.  The cost of revenues as a percentage of net revenues for the six months ended June 30, 2008 for Andrea Anti-Noise Products is 63% compared to 59% for the six months ended June 30, 2007.  The cost of revenues as a percentage of net revenues for the six months ended June 30, 2008 for Andrea DSP Microphone and Audio Software Products is 24% compared to 37% for the six months ended June 30, 2007. The changes are primarily the result of the changes in revenue as described under “Net Revenues” above.

Research and Development

Research and development expenses for the three months ended June 30, 2008 increased 19% to $185,341 from $156,101 for the three months ended June 30, 2007.  This increase primarily relates to increases in employee compensation and related benefit costs.  For the three months ended June 30, 2008, the increase in research and development expenses reflects a 10% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $125,599, or 68% of total research and development expenses and a 41% increase in our Andrea Anti-Noise Headset Product efforts to $59,742, or 32% of total research and development expenses. Research and development expenses for the six months ended June 30, 2008 increased 15% to $378,745 from $328,860 for the six months ended June 30, 2007.  This increase primarily relates to increases in employee compensation and related benefit costs.  For the six months ended June 30, 2008, the increase in research and development expenses reflects a 9% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $258,570, or 68% of total research and development expenses and a 30% increase in our Andrea Anti-Noise Headset Product efforts to $120,175, or 32% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 13% to $556,273 for the three months ended June 30, 2008 from $491,071 for the three months ended June 30, 2007.  For the three months ended June 30, 2008, the increase reflects a 15% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $330,892, or 60% of total general, administrative and selling expenses and an 11% increase in our Andrea Anti-Noise Headset Product efforts to $225,381, or 40% of total general, administrative and selling expenses. General, administrative and selling expenses increased approximately 8% to $1,166,447 for the six months ended June 30, 2008 from $1,079,832 for the six months ended June 30, 2007.  For the six months ended June 30, 2008, the increase reflects a 9% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $681,450, or 58% of total general, administrative and selling expenses and a 7% increase in our Andrea Anti-Noise Headset Product efforts to $484,997, or 42% of total general, administrative and selling expenses. These increases relate to increases in employee compensation and related benefit costs as well as increases in sales and marketing efforts.

Interest income, net

Interest income, net for the three months ended June 30, 2008 was $1,697 compared to $1,576 for the three months ended June 30, 2007. Interest income, net for the six months ended June 30, 2008 was $4,571 compared to $404 for the six months ended June 30, 2007.  The year to date increase in other income is the result of interest earned on higher cash balances in 2008.

Provision for Income Taxes

The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  Amounts are based on net revenues and are therefore subject to change.

Net loss

Net loss for the three months ended June 30, 2008 was $8,891 compared to a net loss of $119,134 for the three months ended June 30, 2007. Net loss for the six months ended June 30, 2008 was $370,163 compared to a net loss of $118,645 for the six months ended June 30, 2007.  The net loss for the three and six month periods ended June 30, 2008 and the net loss for the three months and six months ended June 30, 2007 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At June 30, 2008, we had cash and cash equivalents of $1,015,709 compared with $811,403 at December 31, 2007.  The balance of cash and cash equivalents at June 30, 2008 is primarily a result of our cash provided from operations during the six months ended June 30, 2008.

Working capital balance at June 30, 2008 was $1,781,896 compared to a working capital balance of $1,837,521 at December 31, 2007.  The decrease in working capital reflects a decrease in total current assets of $200,713 coupled with a decrease in total current liabilities of $145,088. The decrease in total current assets reflects an increase in cash and cash equivalents of $204,306, a decrease in accounts receivable of $460,776, an increase in inventory of $56,105, and a decrease in prepaid expenses and other current assets of $348.  The decrease in total current liabilities reflects a decrease in trade accounts payable of $148,978, and an increase of $3,890 in other current liabilities. The increase in cash and cash equivalents of $204,306 reflects $258,062 of net cash provided by operating activities, and $53,756 of net cash used in investing activities.

The cash provided by operating activities of $258,062, excluding non-cash charges for the quarter ended June 30, 2008, is attributable to a $460,776 decrease in accounts receivable, a $79,084 increase in inventory, a $348 decrease in prepaid expenses and other current assets, a $148,978 decrease in accounts payable, and a $3,890 increase in other current liabilities.  The changes in receivables, inventory and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used by investing activities of $53,756 reflects an increase in property and equipment of $19,042 and an increase in patents and trademarks of $34,714.  The increase in property and equipment reflects capital expenditures associated with computer purchases and tooling for some of new products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to continue to improve our cash flows during 2008 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing our Andrea Anti-Noise Headset Products through the introduction of refreshed product line scheduled to be introduced in the second half of 2008 as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of August  8, 2008, Andrea has approximately $1,000,000 of cash and cash equivalents.  We believe that we have sufficient liquidity available to continue in operation through at least June 2009.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

There have been no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonable likely to materially affect the Company’s internal controls over financial reporting.

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

None

.ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

a)	Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications*

Exhibit 32 – Section 1350 Certifications*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: August 14, 2008

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2008
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2008
Corisa L. Guiffre	Assistant Corporate Secretary