Form 10-Q
period 2008-09-30
ANDREA ELECTRONICS CORP
filed 2008-11-14
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 10, 2008, there are 60,406,945 common shares outstanding.

PART I.                           FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,156,518	$811,403
Accounts receivable, net of allowance for doubtful accounts of $7,815 and $21,705, respectively	727,067	994,446
Inventories, net	1,008,445	714,864
Prepaid expenses and other current assets	77,737	64,005
Total current assets	2,969,767	2,584,718

Property and equipment, net	70,016	57,751
Intangible assets, net	2,655,947	2,977,673
Other assets	12,864	12,864
Total assets	$5,708,594	$5,633,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$639,728	$474,346
Accrued Series C Preferred Stock Dividends	151,583	151,583
Other current liabilities	185,340	121,268
Total current liabilities	976,651	747,197

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 90.7 shares; liquidation value: $907,015	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,192,858 shares; liquidation value: $1,192,858	11,929	11,929
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 60,361,193 and 59,861,193 shares on September 30, 2008 and December 31, 2007, respectively	603,612	598,612
Additional paid-in capital	76,754,833	76,568,825
Accumulated deficit	(72,638,432)	(72,293,558)

Total shareholders’ equity	4,731,943	4,885,809

Total liabilities and shareholders’ equity	$5,708,594	$5,633,006

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues
Net product revenues	$946,575	$959,963	$2,560,133	$3,127,078
License revenues	337,382	89,952	857,715	497,853
Revenues	1,283,957	1,049,915	3,417,848	3,624,931

Cost of revenues	526,311	565,167	1,486,028	1,822,086

Gross margin	757,646	484,748	1,931,820	1,802,845

Research and development expenses	179,062	173,895	557,807	502,755

General, administrative and selling expenses	555,326	507,503	1,721,773	1,587,335

Income (loss) from operations	23,258	(196,650)	(347,760)	(287,245)

Interest income, net	2,031	3,967	6,602	4,371

Income (loss) before provision for income taxes	25,289	(192,683)	(341,158)	(282,874)

Provision for income taxes	-	1,886	3,716	30,340

Net income (loss)	$25,289	$(194,569)	$(344,874)	$(313,214)

Basic weighted average shares	60,149,236	59,714,946	59,957,908	59,457,994

Diluted weighted average shares	69,426,298	59,714,946	59,957,908	59,457,994

Basic and diluted net income (loss) per share	$.00	$(.00)	$(.01)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2008	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,568,825	$(72,293,558)	$4,885,809

Stock-based Compensation Expense related to Stock Grants to Outside Directors	-	-	-	-	500,000	5,000	12,500	-	17,500

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	173,508	-	173,508

Net loss	-	-	-	-	-	-	-	(344,874)	(344,874)

Balance, September 30, 2008	90.701477	$1	1,192,858	$11,929	60,361,193	$603,612	$76,754,833	$(72,638,432)	$4,731,943

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(344,874)	$(313,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	380,225	365,500
Stock -based compensation expense	191,008	143,653
Inventory reserve	26,522	222

Change in:
Accounts receivable	267,379	157,924
Inventories	(320,103)	352,671
Prepaid expenses and other current assets	(13,732)	266,460
Trade accounts payable	165,382	(286,317)
Other current liabilities	64,072	(124,527)
Net cash provided by operating activities	415,879	562,372

Cash flows from investing activities:
Purchases of property and equipment	(35,512)	-
Purchases of patents and trademarks	(35,252)	(7,730)
Net cash used in investing activities	(70,764)	(7,730)

Cash flows from financing activities:
Payments under capital lease	-	(4,305)
Net cash used in financing activities	-	(4,305)

Net increase in cash and cash equivalents	345,115	550,337

Cash and cash equivalents, beginning of period	811,403	303,678
Cash and cash equivalents, end of period	$1,156,518	$854,015

Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock into common stock	$-	$16,712

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$2,038
Income Taxes	$14,211	$76,420

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 31, 2008.  The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2007 audited consolidated financial statements.

Management's Liquidity Plans - As of September 30, 2008, Andrea had working capital of $1,993,116 and cash on hand of $1,156,518.  Andrea’s income from operations was $23,258 for the three months ended September 30, 2008.  Andrea incurred a loss from operations of $347,760 for the nine months ended September 30, 2008.  Andrea plans to continue to improve its cash flows during the remainder of 2008 and in 2009 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through the introduction of refreshed product line which was introduced in September 2008 as well as the increased efforts the Company is dedicating to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of November 10, 2008, Andrea has approximately $1,200,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least September 2009.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has had generated cash from operations.  Although these steps are encouraging, if Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

Note 2.                 Summary of Significant Accounting Policies

Earnings (loss) Per Share - Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  Securities that could potentially dilute basic earnings (loss) per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total potential common shares as of:
Options to purchase common stock (Note 7)	12,336,820	9,686,820	14,676,820	9,686,820
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	-	4,149,736	4,149,736	4,149,736
Series D Convertible Preferred Stock and related warrants (Note 4)	5,158,344	9,929,776	9,929,776	9,929,776

Total potential common shares	17,495,164	23,766,332	28,756,332	23,766,332

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator:
Net income (loss)	$25,289	$(194,569)	$(344,874)	$(313,214)
Denominator:
Weighted average shares	60,149,236	59,714,946	59,957,908	59,457,994
Effect of dilutive securities:
Series C Convertible Preferred Stock	4,149,736	-	-	-
Series D Convertible Preferred Stock	4,771,432	-	-	-
Employee stock options	355,894	-	-	-
Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	69,426,298	59,714,946	59,957,908	59,457,994

Cash and Cash Equivalents - Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.  The Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation at September 30, 2008 and December 31, 2007.  The Company mitigates its risk by investing in or through major financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Customer A	16%	13%	16%	12%
Customer B	15%	*	*	*
Customer C	*	34%	*	20%
Customer D	15%	*	14%	*
_________________

* Amounts are less than 10%

As of September 30, 2008, two customers accounted for approximately 10% and 13% of accounts receivable and as of December 31, 2007, two customers account for approximately 20% and 15% of accounts receivable.

The following suppliers accounted for 10% or more of Andrea’s purchases during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Supplier A	*	43%	43%	66%
Supplier B	82%	48%	41%	22%
_________________

* Amounts are less than 10%

At September 30, 2008 and December 31, 2007, one supplier accounted for approximately 73% and 22%, respectively of accounts payable.  The significant amount of purchases from one supplier during the three months ended September 30, 2008 relates to purchases of inventory relating to our refreshed product line.  Although these products were primarily purchased from one vendor, this source is a replaceable source.

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

	September 30, 2008	December 31, 2007

Raw materials	$31,441	$62,834
Work in Progress	50,687	-
Finished goods	1,519,780	1,218,971

	1,601,908	1,281,805
Less: reserve for slow moving and obsolescence	(593,463)	(566,941)
	$1,008,445	$714,864

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

Because the Andrea DSP Microphone and Audio Software Products business segment was operating at a loss for the nine months ended September 30, 2008 and because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was operating at a loss for the nine months ended September 30, 2007, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  The results of this test indicated that there was not an impairment.  This process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue.  If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years.  For the three-month periods ended September 30, 2008 and 2007, amortization expense was $119,487 and $118,130, respectively.  For the nine-month periods ended September 30, 2008 and 2007, amortization expense was $356,978 and $354,127, respectively.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes - The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.  FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  Using the guidelines set forth in both of these statements, the provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Since cumulative losses weigh heavily in the overall assessment, Andrea provides a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests Andrea’s ability to utilize such assets.  If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48.  Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2007.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2008, Andrea had three stock-based employee compensation plans, which are described more fully in Note 7.  Andrea accounts for stock based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with SFAS No. 123R, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock option will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable to the Company for fiscal 2009. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning on January 1, 2009. The adoption of this statement will change the disclosures related to derivative instruments that might be held by the Company.

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

As of September 30, 2008, there were 90.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,149,736 shares of Common Stock and remaining accrued dividends of $151,583.

On November 10, 2008, 1 share of Series C Preferred Stock, together with related accrued dividends, was converted into 45,752 shares of Common Stock at a conversion price of $0.2551.

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

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related warrants.  In connection with these transactions, Andrea agreed to pay Knightsbridge Capital $350,000 in cash and to issue warrants exercisable for an aggregate of 439,594 shares of Common Stock. 377,094 of the warrants are exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share and 62,500 of the warrants at any time after December 4, 2004 and before June 4, 2009 at an exercise price of $0.17 per share.  Through September 30, 2008, 281,250 shares of common stock have been issued as a result of exercises of the Series D Preferred Stock Warrants.

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

During 2007, 50,000 shares of Series D Preferred Stock were converted into 200,000 shares of Common Stock at a conversion price of $0.25. There were no Series D Preferred Stock Warrant exercises during the nine months ended September 30, 2008 or the year ended December 31, 2007.

As of September 30, 2008, there are 1,192,858 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 9,929,776 shares of Common Stock.

Note 5.                 Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of personal computers (“PC”) and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's three largest licensing customers accounted for $186,459, $128,664 and $22,040 of revenues for the three months ended September 30, 2008 and $64,436, $13,327 and $6,712 of revenues for the three months ended September 30, 2007.  The Company's three largest licensing customers accounted for $472,133, $322,661 and $34,833 of revenues for the nine months ended September 30, 2008 and $251,956, $196,379 and $34,203 of revenues for the nine months ended September 30, 2007.

Note 6.                 Commitments And Contingencies

Leases

In March 2005, Andrea entered into a lease for its corporate headquarters located in Bohemia, New York, where Andrea leases space for warehousing, sales and executive offices from an unrelated party.  The lease is for approximately 11,000 square feet and expires in April 2010.  Rent expense under this operating lease was $21,083 and $62,634 for the three and nine-month periods ended September 30, 2008, respectively.  Rent expense under this operating lease was $22,958 and $63,473 for the three and nine-month periods ended September 30, 2007, respectively.

As of September 30, 2008, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2008 (October 1 to December 31)	$25,735
2009	93,541
2010	29,171
Total	$148,447

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009 and for the period of August 1, 2009 through July 31, 2010 Mr. Andrea’s will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  All stock options granted have an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2009, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.. At September 30, 2008, the future minimum cash commitments under this agreement aggregate $585,417.

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

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  No further awards will be granted under the 1998 Plan..

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At September 30, 2008, there were 101,345 shares available for further issuance under the 2006 Plan.

The stock option awards granted under these plans have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; with vesting periods of up to four years and 10-year contractual terms.

The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table.  Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2008 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30, 2008	Nine months ended September 30, 2008

Expected life in years	6	6
Risk-free interest rates	3.35%	3.38%
Volatility	146.91%	146.59%
Dividend yield	0%	0%

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2007 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Expected life in years	6	6
Risk-free interest rates	4.17%	4.17%
Volatility	100.63%	100.63%
Dividend yield	0%	0%

Option activity during 2008 and 2007 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2007	7,590,001	$1.05	$0.81	8.01 years	4,397,500	$1.72	$1.33	6.26 years
Granted	2,251,819	$0.11	$0.09
Cancelled	(155,000)	$5.20	$3.98
At December 31, 2007	9,686,820	$0.76	$0.59	7.79 years	5,355,590	$1.29	$1.00	6.57 years
Granted	5,185,000	$0.04	$0.04
Cancelled	(195,000)	$14.28	$11.65
At September 30, 2008	14,676,820	$0.33	$0.25	8.14 years	6,628,745	$0.65	$0.48	6.61 years

During the three months ended September 30, 2008, 1,415,857 options vested with a weighted average exercise price of $0.11 and a weighted average fair value of $0.10 per option.  During the nine months ended September 30, 2008, 1,468,155 options vested with a weighted average exercise price of $0.11 and a weighted average fair value of $0.10 per option.

Based on the September 30, 2008, fair market value of the company’s common stock of $0.09, the aggregate intrinsic value for the 14,676,820 options outstanding and 6,628,745 shares exercisable is $354,100 and $96,850, respectively.

Total compensation expense recognized related to stock option awards was $66,871 and $42,624 for the three months ended September 30, 2008 and 2007, respectively.  In the accompanying consolidated statement of operations for the three months ending September 30, 2008, $52,061 of expense is included in general, administrative and selling expenses, $14,408 is included in research and development expenses and $402 is included in cost of revenues.  In the accompanying consolidated statement of operations for the three months ending September 30, 2007, $32,953 of expense is included in general, administrative and selling expenses, $9,616 is included in research and development expenses and $415 is included in cost of revenues.  Total compensation expense recognized related to stock option awards was $173,508 and $127,819 for the nine months ended September 30, 2008 and 2007, respectively.  In the accompanying consolidated statement of operations for the nine months ending September 30, 2008, $134,836 of expense is included in general, administrative and selling expenses, $37,508 is included in research and development expenses and $1,164 is included in cost of revenues.  In the accompanying consolidated statement of operations for the nine months ending September 30, 2007, $101,839 of expense is included in general, administrative and selling expenses, $24,940 is included in research and development expenses and $1,040 is included in cost of revenues.

As of September 30, 2008, there was $294,100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($57,486 in 2008, $166,637 in 2009, $57,056 in 2010 and $12,921 in 2011).

Pursuant to Andrea’s compensation policy for outside directors, Andrea granted 400,000 shares of Common Stock with a fair market value of $0.05 per share in 2007 and 500,000 shares of Common Stock with a fair market value of $0.04 per share in 2008.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $7,498 and $5,834 for the three months ended September 30, 2008 and 2007, respectively.  Compensation expense related to these awards was $17,500 and $15,834 for the nine months ended September 30, 2008 and 2007, respectively.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended September 30, 2008 and 2007:

2008 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008 Three Month Segment Data

Net revenues from external customers	$158,045	$788,530	$946,575
License Revenues	337,382	-	337,382
Income (loss) from operations	30,428	(7,170)	23,258
Depreciation and amortization	117,803	10,767	128,570
Purchases of property and equipments	2,620	13,850	16,470
Purchases of patents and trademarks	-	538	538
Assets	3,765,725	1,942,869	5,708,594
Total long lived assets	2,509,052	229,775	2,738,827

2007 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007 Three Month Segment Data

Net revenues from external customers	$531,621	$428,342	$959,963
License Revenues	89,952	-	89,952
Loss from operations	134,811	61,839	196,650
Depreciation and amortization	117,082	4,718	121,800
Purchases of patents and trademarks	110	1,350	1,460

The following represents selected condensed consolidated financial information for Andrea’s segments for the nine-month periods ended September 30, 2008 and 2007:

2008 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008 Nine Month Segment Data

Net revenues from external customers	$620,254	$1,939,879	$2,560,133
License Revenues	857,715	-	857,715
Loss from operations	(162,028)	(185,732)	(347,760)
Depreciation and amortization	352,691	27,534	380,225
Purchases of property and equipments	8,616	26,896	35,512
Purchases of patents and trademarks	6,155	29,097	35,252

2007 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007 Nine Month Segment Data

Net revenues from external customers	$1,327,706	$1,799,372	$3,127,078
License Revenues	497,853	-	497,853
Loss from operations	245,115	42,130	287,245
Depreciation and amortization	351,407	14,093	365,500
Purchases of patents and trademarks	620	7,110	7,730

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

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended September 30, 2008 and 2007, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2008	September 30, 2007

Net revenues:
United States	$1,208,992	$596,271
Foreign(1)	74,965	453,644
	$1,283,957	$1,049,915

(1)
Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended September 30, 2008.  Net revenue to the People’s Republic of China and Singapore represented 17% and 4%, respectively of total net revenues for three months ended September 30, 2007.

For the nine-month periods ended September 30, 2008 and 2007, by geographic area, net revenues are as follows:

Geographic Data	September 30, 2008	September 30, 2007

Net revenues:
United States	$2,967,763	$2,434,017
Foreign(2)	450,085	1,190,914
	$3,417,848	$3,624,931

(2)
Net revenues to any one foreign country did not exceed 10% of total net revenues for the nine months ended September 30, 2008.  Net revenue to the People’s Republic of China and Singapore represented 15% and 9%, respectively of total net revenues for nine months ended September 30, 2007.

As of September 30, 2008 and December 31, 2007, accounts receivable by geographic area is as follows:

Geographic Data	September 30, 2008	December 31, 2007

Accounts receivable:
United States	$712,771	$736,122
Foreign	14,296	258,324
	$727,067	$994,446

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

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

Our Critical Accounting Policies

Our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements contain information that is pertinent to management's discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended September 30, 2008 were $1,283,957 versus $1,049,915 for the three months ended September 30, 2007.  Net income for the three months ended September 30, 2008 was $25,289, or $0.00 income per share on a basic and diluted basis, versus net loss of $194,569, or $0.00 loss per share on a basic and diluted basis for the three months ended September 30, 2008. Our revenues for the nine months ended September 30, 2008 were $3,417,848 versus $3,624,931 for the nine months ended September 30, 2007.  Net loss for the nine months ended September 30, 2008 was $344,874 or $.01 loss per share on a basic and diluted basis, versus net loss of $313,214, or $.01 loss per share on a basic and diluted basis for the nine months ended September 30, 2007. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues decline we may not continue to generate positive cash flows and our operating results may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To achieve profitable operations we need to maintain/increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  We may have to raise capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through September 2009, provided our net revenues do not continue to decline and our operating expenses do not continue to increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 60,406,945 were outstanding as of November 10, 2008. The number of shares outstanding does not include an aggregate of 28,811,925 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 48% of the 60,406,945 outstanding shares.  These issuable common shares are comprised of:  a)14,676,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 101,345 shares reserved for future grants under our 2006 Stock Plan; c) 4,103,984 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 4,771,432 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 5,158,344 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

We generate revenues to regions outside the United States, particularly in Asia. For the three months ended September 30, 2008 and 2007, net revenues to customers outside the United States accounted for approximately 6% and 43%, respectively, of our net revenues. For the nine months ended September 30, 2008 and 2007, net revenues to customers outside the United States accounted for approximately 13% and 33%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

Results Of Operations

Quarter ended September 30, 2008 compared to Quarter ended September 30, 2007

Net Revenues

	For the Three Months Ended September 30%			For the Nine Months Ended September 30%
	2008	2007	Change	2008	2007	Change
Andrea Anti-Noise Products net product revenues
Sales of products to an OEM customer for use with speech recognition software	$190,143	$-	100	$313,243	$139,821	124	(a)
Sales of gaming headset products to an OEM customer	$-	$-	-	$-	$183,261	(100)	(a)
All other Andrea Anti-Noise net product revenues	598,387	428,342	40	1,626,636	1,476,290	10	(b)
Total Andrea Anti-Noise Products net product revenues	$788,530	$428,342	84	$1,939,879	$1,799,372	8

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	-	359,357	(100)	107,800	731,467	(85)	(c)
All other Andrea DSP Microphone and Audio product revenues	158,045	172,264	(8)	512,454	596,239	(14)	(d)
License revenues	337,382	89,952	275	857,715	497,853	72	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	495,427	621,573	(20)	1,477,969	1,825,559	(19)

Total Revenues	$1,283,957	$1,049,915	22	$3,417,848	$3,624,931	(6)

(a)
The significant increase of revenues of Andrea Anti-Noise Products is directly related to an Original Equipment Manufacturer (“OEM”) customer for use with speech recognition software and was a result of the OEM’s increased demand for our products associated with the timing of the launch of the OEMs updated software during the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  We believe that our annual revenues for 2008 and 2009 associated with this customer will be approximately $313,000 and $250,000, respectively.

(b)
The 40% and 10% increases for the nine months and three months ended September 30, 2008, respectively, of all other Andrea Anti-Noise net product revenues is associated with increased sales of products to educational customers for use with their distance learning products.

(c)
The significant decreases of revenues of microphone array products to an OEM customer for the three month and nine month periods ending September 30, 2008, relates to the decreased demand from the OEM customer.  We believe that this decrease is result of the OEM deciding not to continue including a microphone array with all applicable product models.  The revenues in 2007 were a result of the OEM’s introduction of the OEM’s product and the OEM customers’ need to supply all of its customers for the initial launch.

(d)
The 8% and 14% decrease in all other Andrea DSP Microphone and Audio product revenues for the three and nine month periods ended September 30, 2008, respectively, are a result of a decreased demand for our in-vehicle auto array.  We believe the decline is resulting to the decline of government funding for these types of products.

(e)
The majority of the increase in licensing revenues for the three and nine month periods ended September 30, 2008 is a result of licensing revenue from two customer in the PC Audio market.  The increase for the three month period was a result of these customers launch of PC’s utilizing Intel’s new platform.  The increase for the nine-month period is a result of one licensing customer’s initial implementation of our technology.  We expect our licensing revenues for 2008 and 2009 to be approximately $1,100,000.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended September 30, 2008 decreased to 41% from 54% for the three months ended September 30, 2007.  The cost of revenues as a percentage of net revenues for the three months ended September 30, 2008 for Andrea Anti-Noise Products is 61% compared to 54% for the three months ended September 30, 2007.  The cost of revenues as a percentage of net revenues for the three months ended September 30, 2008 for Andrea DSP Microphone and Audio Software Products is 10% compared to 54% for the three months ended September 30, 2007. Cost of revenues as a percentage of net revenues for the nine months ended September 30, 2008 decreased to 44% from 50% for the nine months ended September 30, 2007.  The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2008 for Andrea Anti-Noise Products is 62% compared to 58% for the nine months ended September 30, 2007.  The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2008 for Andrea DSP Microphone and Audio Software Products is 19% compared to 43% for the nine months ended September 30, 2007. The changes are primarily the result of the changes in revenue as described under “Net Revenues” above.  Specifically the increase in cost of revenues as a percentage of revenues for the Andrea Anti-Noise Products is a result of high volume low margin sales to an OEM customer.  The decrease in cost of revenues as a percentage of revenues for the Andrea DSP Microphone and Audio Software is the result of the increase in license revenues partially offset by the decrease in the revenues of high volume low margin microphone array products to an OEM customer.

Research and Development

Research and development expenses for the three months ended September 30, 2008 increased 3% to $179,062 from $173,895 for the three months ended September 30, 2007.  This small increase primarily relates to increases in employee related benefit costs.  For the three months ended September 30, 2008, the increase in research and development expenses reflects a 6% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $117,670, or 66% of total research and development expenses and a 25% increase in our Andrea Anti-Noise Headset Product efforts to $61,392, or 34% of total research and development expenses. Research and development expenses for the nine months ended September 30, 2008 increased 11% to $557,807 from $502,755 for the nine months ended September 30, 2007.  This increase primarily relates to increases in employee compensation and related benefit costs.  For the nine months ended September 30, 2008, the increase in research and development expenses reflects a 4% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $376,240, or 67% of total research and development expenses and a 29% increase in our Andrea Anti-Noise Headset Product efforts to $181,567, or 33% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 9% to $555,326 for the three months ended September 30, 2008 from $507,503 for the three months ended September 30, 2007.  For the three months ended September 30, 2008, the increase reflects a less than 1% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $298,964, or 54% of total general, administrative and selling expenses and a 23% increase in our Andrea Anti-Noise Headset Product efforts to $256,362, or 46% of total general, administrative and selling expenses. General, administrative and selling expenses increased approximately 8% to $1,721,773 for the nine months ended September 30, 2008 from $1,587,335 for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, the increase reflects an 6% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $980,414, or 57% of total general, administrative and selling expenses and a 12% increase in our Andrea Anti-Noise Headset Product efforts to $741,359, or 43% of total general, administrative and selling expenses. These increases relate to increases in sales and marketing efforts as well as to increases in employee compensation and related benefit costs.

Interest income, net

Interest income, net for the three months ended September 30, 2008 was $2,031 compared to $3,967 for the three months ended September 30, 2007. Interest income, net for the nine months ended September 30, 2008 was $6,602 compared to $4,371 for the nine months ended September 30, 2007.

Provision for Income Taxes

The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  Amounts are based on net revenues and are therefore subject to change.

Net income (loss)

Net income for the three months ended September 30, 2008 was $25,289 compared to a net loss of $194,569 for the three months ended September 30, 2007. Net loss for the nine months ended September 30, 2008 was $344,874 compared to a net loss of $313,214 for the nine months ended September 30, 2007.  The net income (loss) for the three and nine month periods ended September 30, 2008 and the net loss for the three months and nine months ended September 30, 2007 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At September 30, 2008, we had cash and cash equivalents of $1,156,518 compared with $811,403 at December 31, 2007.  The balance of cash and cash equivalents at September 30, 2008 is primarily a result of our cash provided from operations during the nine months ended September 30, 2008.

Working capital balance at September 30, 2008 was $1,993,116 compared to a working capital balance of $1,837,521 at December 31, 2007.  The increase in working capital reflects an increase in total current assets of $385,049 coupled with an increase in total current liabilities of $229,454. The increase in total current assets reflects an increase in cash and cash equivalents of $345,115, a decrease in accounts receivable of $267,379, an increase in inventory of $293,581, and an increase in prepaid expenses and other current assets of $13,372.  The increase in total current liabilities reflects an increase in trade accounts payable of $165,382, and an increase of $64,072 in other current liabilities. The increase in cash and cash equivalents of $345,115 reflects $415,879 of net cash provided by operating activities, and $70,764 of net cash used in investing activities.

The cash provided by operating activities of $415,879, excluding non-cash charges for the quarter ended September 30, 2008, is attributable to a $267,379 decrease in accounts receivable, a $320,103 increase in inventory, a $13,732 increase in prepaid expenses and other current assets, a $165,382 increase in accounts payable, and a $64,072 increase in other current liabilities.  The changes in receivables, inventory and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used by investing activities of $70,764 reflects an increase in property and equipment of $35,512 and an increase in patents and trademarks of $35,252.  The increase in property and equipment reflects capital expenditures associated with computer purchases and tooling for some of new products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to continue to improve our cash flows during 2008 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing our Andrea Anti-Noise Headset Products through the introduction of refreshed product line scheduled to be introduced in the second half of 2008 as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of November 10, 2008, Andrea has approximately $1,200,000 of cash and cash equivalents.  We believe that we have sufficient liquidity available to continue in operation through at least September 2009.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.                      OTHER INFORMATION

On November 11, 2008, the Company entered into an employment agreement with the Chairman of the Board, President, Chief Executive Officer and Corporate Secretary of the Company, Douglas J Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009 and for the period of August 1, 2009 through July 31, 2010, Mr. Andrea’s will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  All stock options granted have an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2009, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.

On November 11, 2008, the Company entered into an amended and restated change in control agreement with Corisa Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary of the Company. The change in control agreement provides Ms. Guiffre with a severance benefit upon termination in connection with a change in control (as defined in the agreement).  If Ms. Guiffre is terminated following a change in control, the Company will pay Ms. Guiffre a sum equal to three times Ms. Guiffre’s average annual compensation for the five preceding taxable years.  All restrictions on any restricted stock will lapse immediately and incentive stock options and stock appreciation rights, if any, will become immediately exercisable in the event of a change in control. Upon the occurrence of a change in control followed by Ms. Guiffre’s termination of employment, the Company will cause to be continued life, medical, dental and disability coverage. Such coverage and payments shall cease upon the expiration of 36 full calendar months following the date of termination..

ITEM 6.                      EXHIBITS

a)	Exhibits

Exhibit 10.1 –	Employment Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Douglas J. Andrea*
Exhibit 10.2 –	Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre*
Exhibit 31 –	Rule 13a-14(a)/15d-14(a) Certifications*
Exhibit 32 –	Section 1350 Certifications*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2008

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2008
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2008
Corisa L. Guiffre	Assistant Corporate Secretary