Form 10-Q/A
period 2008-09-30
ANDREA ELECTRONICS CORP
filed 2009-03-31
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):	631-719-1800

Indicate by checkmark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 10, 2008, there were 60,406,945 common shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 of Andrea Electronics Corporation (the “Company”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2008 (the “Original Quarterly Report”).  This Amendment amends the disclosure in Part II, Item 4, “Submissions of Matters to a Vote of Security Holders” of the Original Quarterly Report to include the required disclosure regarding the Company’s results of its Annual Meeting of Shareholders held on August 8, 2008.

Except as set forth above, this Amendment does not modify or update any other disclosures presented in the Original Quarterly Report.  Except as specifically set forth herein, this Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including exhibits to the Original Quarterly Report affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 8, 2008, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals Douglas J. Andrea (48,372,199 shares for, 1,561,698 shares withheld); Gary A. Jones (48,421,205 shares for, 1,512,692 shares withheld); Louis Libin (48,407,099 shares for, 1,526,798 shares withheld); Joseph J. Migliozzi (48,422,039 shares for, 1,511,858 shares withheld); Jonathan D. Spaet (48,424,049 shares for, 1,509,848 shares withheld).  In addition, the shareholders ratified the selection of Marcum & Kliegman LLP as the Company's independent accountants for the year ended December 31, 2008 (49,331,339 shares for, 490,410 shares against, and 112,148 shares abstained).  There were no broker non-votes for either proposal.

ITEM 6.                      EXHIBITS

a)	Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

	By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 28, 2009

2