Form 10-K
period 2008-12-31
ANDREA ELECTRONICS CORP
filed 2009-03-31
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,935,654 based upon the closing price of $0.05 as quoted on the Over the Counter Market on June 30, 2008.

The number of shares outstanding of the registrant’s Common Stock as of March 25, 2009, was 60,978,373.

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

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications in primarily the following markets:

•	computer speech recognition applications;

•	computer voice over the internet protocol (VoIP) applications; and

•	cell phone accessories.

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software Business – Our patented and patent-pending digital noise canceling technologies enable a speaker to be at a distance from the microphone (we refer to this capability as “far-field” microphone use), and free the speaker from having to use a close talking microphone.   Our Digital Super Directional Array (“DSDA”) and Pure Audio microphone products convert sound received by an array of microphones into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and Pure Audio, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller which enables speaker phone functionality with technology for canceling unwanted stationary noises.

All of our digital, far-field microphone technologies are software-based and operate using either a dedicated DSP or a general purpose processor (for example, the Intel Pentium).  The software, which may encompass one or all of our far-field noise canceling technologies, can be applied to improve the performance of a single microphone or multiple microphones. In addition, our digital, far-field, noise canceling technologies can be tailored and implemented into various form factors, for example, into the monitor of a PC, a personal digital assistant or a rear view mirror, and can be used individually or combined depending on particular customer requirements.

We are currently targeting our far-field technologies at 1) the desktop and laptop computing market; 2) the video and audio conferencing market and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication.  Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our software noise cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business.  Net revenues of such technologies and products during the years ended December 31, 2008 and 2007 approximated 48% of our total net revenues. We dedicate the majority of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product Business – Our headset microphone products help to ensure clear speech in personal computer and VoIP headset applications. Our Active Noise Cancellation  microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone technology uses electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard Noise Canceling headset products, these products comprise our Andrea Anti-Noise Headset Product segment.  During the years ended December 31, 2008 and 2007, our Andrea Anti-Noise Headset Product segment approximated 52% of our total net revenues.

For more financial information regarding our operating segments, see Note 14 of the accompanying consolidated financial statements.

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art microphone and communication products. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to communicate and control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies to be used for these “natural language, human/machine” interfaces with:

•	desktop, laptop and hand-held computers, mobile personal computing devices and cellular phones;

•	video and audio conferencing systems; and

•	automotive communication systems.

We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located at a distance from the person speaking, or far-field microphone technology. Applications in this area include:

•	continuous speech dictation to personal computers;

•	multiparty video teleconferencing and software that allow participants to see and jointly communicate; and

•	cellular hands free interfaces for automobiles, home and office automation.

We believe that an increasing number of these devices will be introduced into the marketplace during the next several years.

Our Strategy

Our strategy is to:

•	maintain and extend our market position with our Andrea DSP Microphone and Audio Software technologies and products and our higher margin Andrea Anti-Noise products;

•	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products and Andrea Anti-Noise products;

•	broaden our Andrea DSP Microphone and Audio Software product lines and Andrea Anti-Noise product lines through a more modest, but still healthy level of internal research and development;

•	design our products to satisfy specific end-user requirements identified by our collaborative partners; and

•	outsource manufacturing of our products in order to reduce fixed overhead and achieve economies of scale.

An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with manufacturers of computing and communications equipment and software publishers that are actively engaged in the various markets in which our products have application. In addition, we have been increasing our own direct marketing efforts to new market bases such as cell phone accessory distributors and existing market bases such as those companies increasingly using distance learning applications.

The success of our strategy will depend on our ability to, among other things:

•	increase net revenues of Andrea DSP Microphone and Audio Software products and our line of existing Andrea Anti-Noise products;

•	continue to contain costs;

•	introduce additional Andrea DSP Microphone and Audio Software products and Andrea Anti-Noise products;

•	maintain the competitiveness of our technologies through focused and targeted research and development; and

•	achieve widespread adoption of our products and technologies through ongoing marketing efforts.

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

Andrea DSP Microphone and Audio Software Technology

This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry to eliminate unwanted noise in the speaker’s environment. Our Andrea DSP Microphone and Audio Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. An example of this is a person using a notebook computer with embedded web cam and array microphone who wants to video conference using VIP with a friend in another country.  We have also engineered our Andrea DSP Microphone and Audio Software Products to be compatible with Universal Serial Bus, or USB, computer architecture. USB is an industry standard for connecting peripherals, such as microphones, earphones, headsets, keyboards, mice, joysticks, scanners and printers, to personal computers. We believe that our Andrea DSP Microphone and Audio Software technology achieve far-field microphone performance previously unattainable through microphones based on mechanical acoustic designs and microphones based on analog signal processing.

Our Andrea DSP Microphone and Audio Software Products include the use of the following technologies, among other technologies and techniques:

Digital Super Directional Array (DSDA®).  Andrea’s patented DSDA adaptive beam forming system powers Andrea’s SuperBeam microphone which enables more intelligible audio by forming a beam toward the speaker and eliminating background noises that are outside of the beam.  DSDA microphone technology enables high quality far-field communications by centering microphone sensitivity on a user’s voice and canceling noise outside of that signal. DSDA continuously samples the ever changing acoustic properties within an environment and adaptively identifies interfering noises that are extraneous to the voice signal, resulting in increased intelligibility of communications.

PureAudio®.  Andrea’s PureAudio patented and award winning noise reduction speech enhancement algorithm significantly improves intelligibility of voice audio and accuracy in speech driven applications, particularly in high noise environments.  PureAudio is especially effective for use with speech recognition and mobile devices.  PureAudio is a noise canceling algorithm that enhances applications that are controlled by speech by sampling the ambient noise in an environment and attenuating the noise from sources near or around the desired speech signals, thus delivering a clear audio signal. Designed specifically to improve the signal-to-noise ratio, PureAudio is effective in canceling stationary noises such as computer and ventilation fans, tires and engines.

EchoStop®.  Andrea’s patented EchoStop provides a full duplex acoustic echo cancellation algorithm enabling both speakers to broadcast and microphone to transmit simultaneously turning your PC into a high quality speakerphone.  EchoStop is an advanced acoustic echo canceller (stereo version available) developed for use with conferencing systems such as group audio and videoconferencing systems and cellular car phone kits. EchoStop allows true two-way communication (often referred to as full duplex) over a conferencing system, even when the system is used in large spatial environments that may be vulnerable to extensive reverberation. EchoStop incorporates noise reduction algorithms to reduce the background noise of both the microphone input and the loudspeaker output, thus preventing the accumulation of interfering noise over conferencing systems that facilitate communication among multiple sites.

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

 Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP, NC, ANC and ANR microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products for the following applications:

–	Speech recognition for word processing, database, and similar applications;

–	Distance Learning (education through the use of Internet-based lessons and training information);

–	Audio/videoconferencing;

–	Internet telephony and Voice Chat;

–	Professional audio systems;

–	Voice-activated interactive games;

–	Cellular and other wireless telecommunications; and

–	Telematics, or in-vehicle computing (the use of computer-controlled systems in automobiles and trucks)

We market and sell our products directly to end users through our website, computer product distributors, through value-added resellers, to original equipment manufacturers and to software publishers. For more information about these collaborative arrangements, please refer to the information under the caption “Our Collaborative Arrangements.”

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

Andrea Superbeam Array Microphone. Andrea’s patented DSDA™ (Digital Super Directional Array) adaptive beam forming system powers Andrea’s SuperBeam Array Microphone which enables more intelligible audio by forming a beam toward the speaker and eliminating background noises that are outside of the beam.  DSDA is particularly effective for small office/home office use, providing an untethered noise cancelling microphone experience while gaining all the benefits of a regular headset..

Andrea USB-SA External Digital Sound Card . Andrea’s PureAudio™ USB-SA with patented noise reduction technology eliminates noise problems by utilizing high quality digital circuitry and state of the art noise reduction algorithm software. This format bypasses your desktop or laptop computer’s sound system, providing increased intelligibility and performance of stereo microphone input and stereo speaker output for all of your digital audio applications including VoIP and speech recognition programs. Your headset, microphone or speakers will perform only as good as the sound card or integrated audio system that you plug into. Most laptops and PCs today have built-in audio systems that are often placed close to noisy components like the power supply or high frequency processors. In addition, PCs may be used in high noise level environments which can affect the performance of voice applications..

Andrea AudioCommander™.  Andrea’s PC Audio Control Panel, AudioCommander, includes a speaker volume adjustment with received PureAudio noise reduction control and a 10-band graphic equalizer with 18 built-in presets to customize sound for your listening preference.  It also includes a microphone volume adjustment with noise reduction, beam forming, and acoustic echo cancellation controls.  The software also includes an audio wizard that sets microphone levels to optimize PC audio for speech-enabled applications including speech recognition, Internet telephony and command and speech control functions.

 Andrea AutoArray™ Microphone (“AutoArray”). The AutoArray is a digital, high performance microphone system designed for computing applications in vehicles such as automobiles and trucks. It is the first super-directional audio input device designed specifically for in-vehicle computing. The AutoArray incorporates several technologies, including DSDA and PureAudio.

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

NC Products. Our NC products are sold through our internal contact center, as well as to original equipment manufacturers for incorporation into, or for use with their products. Our headsets are designed so you can get the most out of your PC audio experience. In addition, with our new USB headset products, Andrea has combined the benefits of PureAudio USB digital audio which includes Andrea’s complete PureAudio™ Voice Solutions Software Suite (including Audio Commander, Voice Center and Pure Audio Technology) with our noise cancelling PC headsets delivering a high fidelity audio experience with the highest voice recognition industry rating. With some of our headsets, customers have the unique ability to mix and match microphone boom and headband components to meet their specific application and user comfort preferences. The speaker-housing unit in these models can be used for digital, CD-quality sound. By removing the speaker-housing unit, we can offer this headset for simple speech applications at a lower price.

BlueTooth NC Products.  Andrea Electronics is now offering our noise cancellation boom microphone technology on the new BT-200 Bluetooth headset. This wireless headset solution enhances sound quality in noisy environments and provides the user with a PureAudio experience, as well as delivering superior speech dialing performance.  As an added value, these products can be combined with a USB audio adapter that can be used to seamlessly communicate to a PC as well as with a cellular phone.

ANC Products.  ANC Products are our premium close talking microphone platform for enhancing speech recognition applications.  All of our ANC products are sold through our internal contact center. Two of our higher end ANC headset products incorporate a dual microphone housing design that optimizes the acoustic performance of the sound.

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

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in telecommunications, computer manufacturing, and software publishing.  In addition to the arrangements we are involved in, we are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2012 to 2025.  We also have other patent applications currently pending; however, we cannot assure that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products.  For the years ended December 31, 2008 and 2007, total research and development expenses were $728,187 and $676,977, respectively. During 2009, we expect research and development expenses to remain at the same level when compared to 2008.  We expect this will occur as a result of our overall plan to improve cash flows by containing our expenses.  Additionally, most of Andrea’s core technology is already developed, therefore, heightened emphasis will be placed on application engineering, sales and marketing activity and less emphasis will be placed on research and development.  No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We employ a sales staff as well as outside sales representatives and sales organizations to market our Andrea DSP Microphone and Audio Software Products and our Andrea Anti-Noise Products.  Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are marketed to computer Original Equipment Manufacturers (“OEMs”), distributors of personal computers and telecommunications equipment, software publishers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers and Internet Content Developers. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Products.  We are seeking to enter into additional collaborative arrangements for marketing and selling our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products is critical to our success.

Production Operations

In 2008 and 2007, all of our assembly operations were done with subcontractors in Asia or in the United States.  Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply.  However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2008, we had 19 employees, of whom 4 were engaged in production and related operations, 5 were engaged in research and development, and 10 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees.  In addition to our regular employees, we utilize 7 independent consultants (3 are sales representatives, one is engaged for administration purposes and 3 engaged in research and development activities).

ITEM 1A. RISK FACTORS

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the year ended December 31, 2008 were approximately $4.7 million versus $5 million in the year ended December 31, 2007. Net loss for the year ended December 31, 2008 was approximately $327,000, or $0.01 per share on a basic and diluted basis, versus net loss of approximately $390,000, or $0.01 per share on a basic and diluted basis for the year ended December 31, 2007.  We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  We may have to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through December 2009, provided our net revenues do not decline and our operating expenses do not increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 60,978,373 were outstanding as of March 25, 2009. The number of shares outstanding does not include an aggregate of 25,223,403 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 41% of the 60,978,373 outstanding shares.  These issuable common shares are comprised of:  a) 14,536,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 101,345 shares reserved for future grants under our 2006 Stock Plan; c) 4,103,984 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 4,200,004 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 2,281,250 of common stock issuable upon the exercise of warrants relating to the Series D Preferred stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related warrants may result in substantial dilution to other holders of our common stock.

As of March 25, 2009, we had 89.701477 shares of Series C Preferred Stock, 1,050,001 shares of Series D Preferred Stock and 2,281,250 Common Stock warrants outstanding.  The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock.  The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.  Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations.  If all shares of the Series C and Series D Preferred Stock and warrants, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 10,585,238 shares, which would represent 17% of the then outstanding shares of common stock.

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

If we are unable to obtain market acceptance of Andrea DSP Microphone and Audio Software products and technologies, or if market acceptance of these products and technologies occurs at a slow rate, then our business, results of operations and financial condition will be materially and adversely affected.

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

We generate revenues to regions outside the United States, particularly in Asia. For the years ended December 31, 2008 and 2007, net revenues to customers outside the United States accounted for approximately 10% and 28%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls as of December 31, 2008 and requires that we have such system of internal controls audited beginning with our Annual Report on 10-K for the year ending December 31, 2009.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act of 2002 also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  The documentation and further development of our internal controls to achieve compliance with the Sarbanes-Oxley Act has been a notable expense in this year and will continue to be an expense in the future.  Additionally, we devoted a significant amount of our time to ensure that we are compliant with Sarbanes-Oxley Act of 2002.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our new or revised financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations which will require us to continue to devote a large amount of our general and administrative employees’ time to the continued compliance.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Andrea has a lease for its corporate headquarters, which is located in Bohemia, New York.  The lease, which currently expires in February 2014, is for approximately 11,000 square feet of leased space, which houses our production operations, research and development activities, sales, administration and executive offices.  We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 12 to the accompanying Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2008. On March 25, 2009, there were approximately 449 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2007	$0.16	$0.06
June 30, 2007	$0.22	$0.12
September 30, 2007	$0.14	$0.07
December 31, 2007	$0.10	$0.05
March 31, 2008	$0.10	$0.03
June 30, 2008	$0.09	$0.03
September 30, 2008	$0.09	$0.03
December 31, 2008	$0.09	$0.03

No cash dividends were paid on Andrea’s Common Stock in 2008 or 2007.

During the three months ended December 31, 2008, the Company did not repurchase any of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as Andrea is a smaller reporting company.

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

We outsource to Asia high volume assembly for most of our products from purchased components.  We assemble some low volume Andrea DSP Microphone and Audio Software Products from purchased components. As sales of any particular Andrea DSP Microphone and Audio Software Product increase, assembly operations are transferred to a subcontractor in Asia.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2008 and 2007, our allowance for doubtful accounts were $7,815 and $21,705 respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods.  We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value.  Inventories of $868,213 and $714,864 at December 31, 2008 and 2007 are net of reserves of $701,821 and $566,941, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – Statement of Financial Accounting Standards (“SFAS”), No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  Andrea accounts for its long-lived assets in accordance with FAS 144 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, Andrea compared the sum of an undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2008 and 2007, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  These statements are based on current expectations and speak of as of the date of such statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.  In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the risks noted in Item 1A.

Results Of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues

	For the Year Ended December 31
	2008	2007	% Change
Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$313,243	$376,699	(20	) (a)
Sales of gaming headset products to an OEM customer	-	183,261	(100	) (b)
All other Andrea Anti-Noise net product revenues	2,117,693	2,058,904	3	(c)
Total Andrea Anti-Noise Products net Product revenues	2,430,936	2,618,864	(8)

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	107,800	927,210	(760	) (d)
All other Andrea DSP Microphone and Audio product revenues	641,210	804,916	(26	) (e)
License revenues	1,531,148	695,223	55	(f)
Total Andrea DSP Microphone and Audio Software Products revenues	2,280,158	2,427,349	(6)

Total Revenues	$4,711,094	$5,046,213	(7)

(a)
The decrease of revenues of Andrea Anti-Noise Products is directly related to a speech recognition software OEM’s  decreased demand for our products.  We believe this decreased demand is associated with the timing of the launches of this OEMs software updates during the year ended 2008 as compared to the same period in 2007.

(b)
The difference of approximately $183,000 relates to the sale of product to one of our OEM customers for a one-time design and build of a particular product.  These revenues represented one-time revenues that were only anticipated to be repeated if the OEM’s product was successful in the marketplace, which it was not.

(c)	The slight increase in Andrea Anti Noise Product revenues of 3% is primarily associated with increased sales of products to educational customers for use with their distance learning products.

(d)
The significant decreases of revenues of microphone array products to an OEM customer for the year ending December 31, 2008, relates to the decreased demand from the OEM customer.  We believe that this decrease is result of the OEM deciding not to continue including a microphone array with all applicable product models.  The revenues in 2007 were a result of the OEM’s introduction of the OEM’s product and the OEM customers’ need to supply all of its customers for the initial launch.  We do not expect any revenues from the OEM for this product in 2009.

(e)
The 26% decrease in all other Andrea DSP Microphone and Audio product revenues is primarily associated with decreased sales of our Andrea AutoArray Microphone products.  We believe this decrease is related to the decreased federal funding to state and local police departments.

(f)	The 55% increase in licensing revenues for the year ended December 31, 2008 is a result of one of our OEM licensing partner’s initial launch of one of our licensed products in their product line.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the year ended December 31, 2008 decreased to 42% from 51% for the year ended December 31, 2007.  The cost of revenues as a percentage of net revenues for the year ended December 31, 2008 for Andrea Anti-Noise Products was 64% as compared to 60% for the year ended December 31, 2007.  The cost of revenues as a percentage of net revenues for the year ended December 31, 2008 for Andrea DSP Microphone and Audio Software Products is 20% compared to 42% for the year ended December 31, 2007.  The changes are primarily the result of the changes in revenue as described under “Net Revenues” above.  Specifically, the increase in cost of revenues as a percentage of revenues for the Andrea Anti-Noise Products is a result of increased overhead costs associated with this segment.  The decrease in cost of revenues as a percentage of revenues for the Andrea DSP Microphone and Audio Software is the result of the increase in license revenues coupled with the decrease in the revenues of high volume low margin microphone array products to an OEM customer.

Research and Development

Research and development expenses for the year ended December 31, 2008 increased by 8% to $728,187 from $676,977 for the year ended December 31, 2007.  This increase primarily relates to the increase in stock-based compensation expense, as well as employee compensation and related benefit costs related to the hire of an employee dedicated to engineering and product development.  For the year ended December 31, 2008, research and development expenses in our Andrea DSP Microphone and Audio Software Technology efforts were approximately the same as 2007 at $480,994, or 66% of total research and development expenses and a 26% increase in our Andrea Anti-Noise Headset Product efforts to $247,193, or 34% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 8% to $2,316,723 for the year ended December 31, 2008 from $2,143,159 for the year ended December 31, 2007.  This increase is principally related to the increase in stock-based compensation expense related to the employment agreement entered into with the Company’s President and Chief Executive Officer in August 2008 as well as the hire of an employee dedicated to the Company’s sales and marketing efforts.  For the year ended December 31, 2008, the increase reflects a 3% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $1,297,003, or 56% of total general, administrative and selling expenses and a 15% increase in our Andrea Anti-Noise Headset Product efforts to $1,019,720, or 44% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the year ended December 31, 2008 was $8,992 compared to interest income, net of $8,623 for the year ended December 31, 2007.

Provision for Income Taxes

The provision for income taxes the year ended December 31, 2008 was $4,902 compared to a provision for income taxes of $29,410 for the year ended December 31, 2007.  The decrease is a result of a decrease of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the year ended December 31, 2008 was $326,738 compared to a net loss $390,124 for the year ended December 31, 2007.  The net loss for the year ended December 31, 2008 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Our principal sources of funds are and are expected to continue to be gross cash flows from operations.  At December 31, 2008, we had cash of $1,006,951 compared with $811,403 at December 31, 2007.  The balance of cash at December 31, 2008 is primarily a result of our cash provided from operations during the year ended December 31, 2008.

Our working capital balance at December 31, 2008 was $2,196,689 compared to a working capital of $1,837,521 at December 31, 2007.  The increase in working capital reflects an increase in total current assets of $219,574 and a decrease in total current liabilities of $139,594. The increase in total current assets reflects an increase in cash of $195,548, a decrease in accounts receivable of $190,013, an increase in inventory of $153,349, and an increase in prepaid expenses of $60,690.  The decrease in total current liabilities reflects a decrease in trade accounts payable of $201,907, a decrease in accrued interest of $1,672 partially offset by an increase of $63,984 in other current liabilities.

The increase in cash of $195,548 reflects $274,681 of net cash provided by operating activities and $79,133 of net cash used by investing activities.

The cash provided by operating activities of $274,681, excluding non-cash charges, is primarily attributable to the $326,738 net loss for the year ended December 31, 2008, a $190,013 decrease in accounts receivable, a $288,229 increase in inventory, a $60,690 increase in prepaid expenses and other current assets, a $201,907 decrease in accounts payable, and an increase of $63,985 in other current liabilities.  The changes in receivables, inventory and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used by investing activities of $79,133 reflects an increase in property and equipment of $35,511 and an increase in patents and trademarks of $43,622.  The increase in property and equipment reflects capital expenditures associated with molds for our Andrea Anti Noise Headset business line and computers and  related equipment.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to continue to improve our cash flows in 2009 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of refreshed product line introduced in the latter part of 2008 as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of March 25, 2009, Andrea has approximately $1,600,000 of cash deposits.  We believe that we have sufficient liquidity available to continue in operation through at least December 2009.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)           Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein by reference to the section titled “Management’s Annual Report on Internal Control Over Financial Reporting” immediately preceding the Company’s audited Consolidated Financial Statements in this Report.

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information on the Directors of the Company follows (all Directors serve one-year terms; ages are as of December 31, 2008):

Douglas J. Andrea, age 46, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005.  He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001.  He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Gary A. Jones, age 63, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994.  From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

Louis Libin, age 50, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the National Society of Professional Engineers.

Joseph J. Migliozzi, age 59, has been a Director of the Company since September 2003. He has operated his own management consulting firm since 2001.  From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach.  Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities.  Mr. Migliozzi is a Certified Public Accountant.

Jonathan D. Spaet, age 52, has been a Director of the Company since 2003. Jonathan is Executive Vice President of North American Sales of Vault.com, an internet company in the career and recruitment space, where he oversees all the revenue generating units.  He joined Vault in August of 2008.  Previously, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2007.  Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country.  Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country.  From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast.  Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels.  Previously, he was President of Ad Sales for About.com.  This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group.

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 36, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003.  Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003.  Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP.  She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2008 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2008, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2008 with the exception of one late filing by Director Louis Libin with respect to one transaction..

Code of Business Ethics and Conduct

Andrea Electronics has adopted a Code of Business Ethics and Conduct.  See “Item 15 – Exhibits” to this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert. –

The Company has a separately designated standing Audit Committee, which currently consists of Messrs. Jones, Libin, Migliozzi and Spaet.  The Board of Directors has designated Mr. Migliozzi as an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers whose total compensation was over $100,000 during the year ended December 31, 2008, and 2007.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Total
Douglas J. Andrea, Chairman of the	2008	$304,876	$-	$118,463	$423,339
Board, Chief Executive Officer,	2007	300,000	-	100,264	400,264
and Corporate Secretary

Corisa L. Guiffre, Vice President,	2008	$133,633	$-	$31,264	$164,897
Chief Financial Officer and	2007	119,712	-	27,831	147,543
Assistant Corporate Secretary

____________________________________
(1)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for the following stock option grants: 1) 3,000,000 and 500,000 options in 2008 for Mr. Andrea and Ms. Guiffre, respectively, based upon a fair value of each option of $0.04 using the Black-Scholes option pricing model (the weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 101%; risk-free rate, 4.17%; and expected life in years of 6 years); 2) 1,000,000 and 350,000 options in 2007 for Mr. Andrea and Ms. Guiffre, respectively, based upon a fair value of each option of $0.09 using the Black-Scholes option pricing model (the weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 101%; risk-free rate, 4.17%; and expected life in years of 6 years); and  3) 2,000,000 and 400,000 options in 2006 for Mr. Andrea and Ms. Guiffre, respectively, based upon a fair value of each option of $0.12 using the Black-Scholes option pricing model (the weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 102%; risk-free rate, 5.07%; and expected life in years of 7 years).

Outstanding Equity Awards at December 31, 2008

The following table provides information concerning unexercised options for each named executive officer outstanding as of December 31, 2008.  None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2008.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	100,000	-		$6.250	3-23-2009
	50,000	-		$5.375	8-17-2009
	75,000	-		$6.875	4-14-2010
	50,000	-		$6.000	8-01-2010
	250,000	-		$0.690	1-31-2012
	400,000	-		$0.130	6-14-2014
	250,000	-		$0.100	8-04-2014
	250,000	-		$0.040	8-04-2015
	600,000	-		$0.050	8-10-2015
	666,000	334,000	(1)	$0.120	11-02-2016
	666,000	334,000	(2)	$0.120	11-16-2016
	333,000	667,000	(3)	$0.110	9-12-2017
	-	2,000,000	(4)	$0.040	8-18-2018
	-	1,000,000	(5)	$0.040	8-18-2018
Corisa L. Guiffre	25,000	-		$7.125	11-22-2009
	10,000	-		$6.875	4-14-2010
	10,000	-		$6.000	8-01-2010
	10,000	-		$1.780	3-19-2011
	25,000	-		$0.690	1-31-2012
	250,000	-		$0.050	8-10-2015
	266,400	133,600	(2)	$0.120	11-16-2016
	116,550	233,450	(3)	$0.110	9-12-2017
	-	500,000	(6)	$0.040	8-18-2018
____________________________________

(1)	The stock options vest 33.3% from and after August 1, 2007, 33.3% from and after August 1, 2008 and 33.4% from and after August 1, 2009

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

(4)	The stock options vest 33.3% from and after August 1, 2009, 33.3% from and after August 1, 2010 and 33.4% from and after August 1, 2011

(5)	The stock options vest 33.3% from and after August 1, 2010, 33.3% from and after August 1, 2011 and 33.4% from and after August 1, 2012.

(6)
The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was August 18, 2008.

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J. Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009 and for the period of August 1, 2009 through July 31, 2010 Mr. Andrea will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  All stock options granted have an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2009, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.  At December 31, 2008, the future minimum cash commitments under this agreement aggregate $507,292.

On November 11, 2008, the Company entered into an amended and restated change in control agreement with Corisa Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary of the Company. The change in control agreement provides Ms. Guiffre with a severance benefit upon termination in connection with a change in control (as defined in the agreement).  If Ms. Guiffre is terminated following a change in control, the Company will pay Ms. Guiffre a sum equal to three times Ms. Guiffre’s average annual compensation for the five preceding taxable years.  All restrictions on any restricted stock will lapse immediately and incentive stock options and stock appreciation rights, if any, will become immediately exercisable in the event of a change in control. Upon the occurrence of a change in control followed by Ms. Guiffre’s termination of employment, the Company will cause to be continued life, medical, dental and disability coverage. Such coverage and payments shall cease upon the expiration of 36 full calendar months following the date of termination.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2008 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Awards (1)	Stock Option Awards (2)	Total
Gary A Jones	$2,750	$5,625	$2,971	$11,346
Louis Libin	3,250	5,625	845	9,720
Joseph J. Migliozzi	2,750	5,625	6,149	14,524
Jonathan D. Spaet	2,750	5,625	2,971	11,346
____________________________________

(1)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for 500,000 shares of Common Stock with a fair market value of $0.04, 181,820 shares of Common Stock with a fair market value of $0.11 and 166,668 shares of Common Stock with a fair market value of $0.12 of stock granted during the years ended December 31, 2008, 2007 and 2006, respectively.

(2)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for: 65,000, 15,000, 140,000 and 65,000 options granted in 2008 for Messrs. Jones, Libin, Migliozzi and Spaet, respectively, based upon a fair value of each option of $0.04 using the Black-Scholes option pricing model; 33,182, 15,000, 60,455 and 33,182 options granted in 2007 for Messrs. Jones, Libin, Migliozzi and Spaet, respectively, based upon a fair value of each option of $0.09 using the Black-Scholes option pricing model; and 16,667, 16,667 and 41,667 options in 2006 for Messrs. Jones, Migliozzi and Spaet, respectively, based upon a fair value of each option of $0.10 using the Black-Scholes option pricing model.  The assumptions used in the valuation of the 2008 options were as follows:  dividend yield, 0%; expected volatility, 101%; risk-free rate, 4.17%; and expected life in years of 6 years  The assumptions used in the valuation of the 2007 options were as follows:  dividend yield, 0%; expected volatility, 101%; risk-free rate, 4.17%; and expected life in years of 6 years.  The assumptions used in the valuation of the 2006 options were as follows:  dividend yield, 0%; expected volatility, 102%; risk-free rate, 5.07%; and expected life in years of 7 years.  At December 31, 2008, Messrs. Jones, Libin, Migliozzi and Spaet held 224,849, 180,000, 417,122 and 224,849 options to purchase shares of common stock.

Annual Retainer and Meeting Fees for Non-Employee Directors

The following tables set forth the applicable retainers and fees that will be paid to non-employee directors for their service on the Board of Directors of the Company during 2009.  Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$5,000 (paid in the form of common stock) (1)
Fee per Board Meeting (Regular or Special)	$500
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Compensation and Nomination and Governance Committees	$2,500 (paid in the form of stock options) (2)
Additional Annual Retainer for the Chairperson of the Audit Committee	$5,000 (paid in the form of stock options) (2)
____________________________________

(1)	This stock grant will be granted upon the nomination of each director at the Annual Meeting of Stockholders.
(2)
Stock option grants will be granted based on the directors past year of service, and will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, an eighteen-month vesting period and a term of 10 years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 25, 2009, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Douglas J. Andrea	261,014	(2)	3,590,000	6.0%
Corisa L. Guiffre	2,750		712,950	1.2%
Gary A. Jones	369,159		141,494	*
Louis Libin	312,122		154,995	*
Joseph J. Migliozzi	351,534		308,742	1.1%
Jonathan D. Spaet	351,534		166,494	*
Current directors and executive officers as a group (6 persons)	1,644,113		5,074,675	10.2%
____________________________________
*Less than 1%

(1)
Percentages with respect to each person or group of persons have been calculated on the basis of 60,978,373 shares of Company common stock, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 25, 2009, by the exercise of options.  The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 25, 2009, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned	Common Stock Equivalents (1)	Percent of Common Stock and Common Stock Equivalents Outstanding (2)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	-	5,722,159 (3)	8.6%

Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000 (4)	-	8.8%
____________________________________

(1)
The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock.  The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.

(2)
Percentages with respect to each person or group of persons have been calculated on the basis of 60,978,373 shares of Company common stock, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)
Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007.  Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 25, 2009.  Based on Company records as of March 25, 2009, Alpha Capital has 4,380,312 common stock equivalents from Series C Preferred Stock, Series D Preferred Stock and related warrants.  See footnote (1) above, for limitations on the conversion of such commons stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of March 25, 2009, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options. warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
•Equity compensation plans approved by security holders	14,536,820	$0.27	101,345
•Equity compensation plans not approved by security holders	-	-	-
Total	14,536,820	$0.27	101,345

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2008 and 2007 by Marcum & Kliegman LLP:

Marcum & Kliegman LLP	2008	2007
Audit Fees	$136,505	$134,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2008, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS

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

Exhibit Number	Description

10.1	*1991 Performance Equity Plan, as amended (incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-8, No. 333-45421, filed February 2, 1998)

10.2	*1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

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

10.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.9	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006.

10.10
*Employment Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Douglas J. Andrea  (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.11
*Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November  14, 2008)

14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10KSB filed April 15, 2005)

21.0	Subsidiaries of Registrant

23.1	Consent of Independent Public Accountants

31.0	Rule 13a-14(a)/15d – 14(a) Certifications

32.0	Section 1350 Certifications

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and Subsidiaries, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
Melville, NY
March 27, 2009

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:,
Cash	$1,006,951	$811,403
Accounts receivable, net of allowance for doubtful accounts of $7,815 and $21,705, respectively	804,433	994,446
Inventories, net	868,213	714,864
Prepaid expenses and other current assets	124,695	64,005
Total current assets	2,804,292	2,584,718

Property and equipment, net	60,904	57,751
Intangible assets, net	2,543,781	2,977,673
Other assets, net	12,864	12,864
Total assets	$5,421,841	$5,633,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$272,439	$474,346
Accrued Series C Preferred Stock Dividends	149,912	151,583
Other current liabilities	185,252	121,268
Total current liabilities	607,603	747,197

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 89.7 and 90.7 shares, respectively; liquidation value: $897,015 and $907,015, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,050,001 and 1,192,858 shares, respectively; liquidation value: $1,050,001 and $1,192,858, respectively	10,500	11,929
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 60,978,373 and 59,861,193 shares, respectively	609,784	598,612
Additional paid-in capital	76,814,249	76,568,825
Accumulated deficit	(72,620,296)	(72,293,558)

Total shareholders’ equity	4,814,238	4,885,809

Total liabilities and shareholders’ equity	$5,421,841	$5,633,006

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007
Revenues
Net product revenues	$3,179,946	$4,350,990
License revenues	1,531,148	695,223
Revenues	4,711,094	5,046,213

Cost of revenues	1,997,012	2,595,414

Gross margin	2,714,082	2,450,799

Research and development expenses	728,187	676,977

General, administrative and selling expenses	2,316,723	2,143,159

Loss from operations	(330,828)	(369,337)

Interest income, net	8,992	8,623

Loss before provision for income taxes	(321,836)	(360,714)

Provision for income taxes	4,902	29,410

Net loss	$(326,738)	$(390,124)

Basic and diluted weighted average shares	60,106,249	59,559,623

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2007	100.701477	$1	1,242,858	12,429	59,021,857	590,219	76,352,407	(71,903,434)	5,051,622
Conversions of Series C Convertible Preferred Stock	(10.00000)	-	-	-	457,516	4,575	12,137	-	16,712
Conversions of Series D Convertible Preferred Stock	-	-	(50,000)	(500)	200,000	2,000	(1,500)	-	-
Stock Grant to Outside Directors and related expense	-	-	-	-	181,820	1,818	20,682	-	22,500
Expense of Stock Option Grants	-	-	-	-	-	-	185,099	-	185,099
Net loss	-	-	-	-	-	-	-	(390,124)	(390,124)

Balance, December 31, 2007	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,568,825	$(72,293,558)	$4,885,809
Conversions of Series C Convertible Preferred Stock	(1.00000)	-	-	-	45,752	458	1,214	-	1,672
Conversions of Series D Convertible Preferred Stock	-	-	(142,857)	(1,429)	571,428	5,714	(4,285)	-	-
Stock Grant to Outside Directors and related expense	-	-	-	-	500,000	5,000	17,501	-	22,501
Expense of Stock Option Grants	-	-	-	-	-	-	230,994	-	230,994
Net loss	-	-	-	-	-	-	-	(326,738)	(326,738)

Balance, December 31, 2008	89.701477	$1	1,050,001	$10,500	60,978,373	$609,784	$76,814,249	$(72,620,296)	$4,814,238

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2008	2007
Net loss	$(326,738)	$(390,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	509,872	487,896
Stock based compensation expense	253,495	207,599
Provision for bad debt	-	5,001
Inventory reserve	134,880	(25,039)
Change in:
Accounts receivable	190,013	(159,848)
Inventories	(288,229)	398,953
Prepaid expenses and other current assets	(60,690)	303,416
Trade accounts payable	(201,907)	(144,813)
Other current liabilities	63,985	(123,603)
Net cash provided by operating operations	274,681	559,438

Cash flows from investing activities:
Purchases of property and equipment	(35,511)	(33,870)
Purchases of patents and trademarks	(43,622)	(12,775)
Net cash used in investing activities	(79,133)	(46,645)

Cash flows from financing activities:
Payments under capital lease	-	(5,068)
Net cash used in financing activities	-	(5,068)

Net increase in cash and cash equivalents	195,548	507,725

Cash, beginning of year	811,403	303,678
Cash, end of year	$1,006,951	$811,403

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$1,671	$16,712
Cash paid for:
Interest	$-	$2,235
Income Taxes	$18,502	$76,420

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Management’s Liquidity Plans

As of December 31, 2008, Andrea had working capital of $2,196,689, an accumulated deficit of $72,620,296 and cash of $1,006,951.  Andrea’s loss from operations was $330,828 for the year ended December 31, 2008.  Andrea plans to continue to improve its cash flows during 2009 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through sales of refreshed product line, which they introduced in September 2008, as well as the increased efforts the Company is dedicating to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of March 25, 2009, Andrea has approximately $1,600,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least December 2009.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has generated cash flows from operations.  Although these steps are encouraging, if Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

Total potentially dilutive common shares as of:	December 31, 2008	December 31, 2007

Options to purchase common stock (Note 13)	14,661,820	9,686,820
Series C Convertible Preferred Stock and related accrued dividends (Note 7)	4,103,984	4,149,736
Series D Convertible Preferred Stock and related warrants (Note 8)	9,358,348	9,929,776

Total potentially dilutive common shares	28,124,152	23,766,332

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2008 and 2007, the Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At December 31, 2008, the Company’s cash is held at three financial institutions.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Concentration of Credit Risk

The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	December 31,
	2008	2007

Customer A	14%	11%
Customer B	*	18%
Customer C	22%	*
_________________
* Amounts are less than 10%

As of December 31, 2008, Customer C and Customer A accounted for approximately 61% and 13% of accounts receivable and as of December 31, 2007, Customer C and Customer A accounted for approximately 15% and 5% of accounts receivable.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	December 31,
	2008	2007

Supplier A	57%	34%
Supplier B	28%	55%

At December 31, 2008 and December 31, 2007, Supplier A accounted for approximately $137,000 or 50% and 105,000 or 22%, respectively of accounts payable.  At December 31, 2007, Supplier B accounted for approximately $191,000 or 40% of accounts payable.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.  The cost of inventory is based on the respective cost of materials.  Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories based on the specific identification method as well as a general reserve.  Andrea records charges in inventory reserves as part of cost of revenues.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2008 and 2007.

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

Stock-Based Compensation

At December 31, 2008, Andrea had three stock-based employee compensation plans, which are described more fully in Note 13. Effective, January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R.  In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.  Additionally, effective with the adoption of SFAS No. 123R excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock option will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.

Research and Development

Andrea expenses all research and development costs as incurred.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Shipping and Handling Costs

Andrea incurs shipping and handling costs in its operations.  These costs are included in "Cost of revenues" in the consolidated statements of operations.  $90,608 and $79,243 were billed to customers and are included in net revenues for the years ended December 31, 2008 and 2007, respectively.

Advertising Expenses

In accordance with SOP 93-7, “Reporting on Advertising Costs,” all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred.  Total advertising and marketing expenses for the years ended December 31, 2008 and 2007 were $30,249 and $20,677, respectively and are included in general, administrative and selling expenses.

Fair Value of Financial Instruments

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly
Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

SFAS 157 was effective for fiscal years beginning after November 15, 2007.  FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008.  The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008; accordingly, the partial adoption of SFAS 157 did not have any impact on the Company’s financial statements.  The Company will apply the provisions of SFAS 157 to nonfinancial assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2008 and 2007, the carrying value of all financial instruments approximated fair value.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS  No. 159.   The adoption of this pronouncement did not have any material effects on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

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

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,
	2008	2007
Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	572,893	529,271
	9,140,341	9,096,719
Less: accumulated amortization	(6,596,560)	(6,119,046)
	$2,543,781	$2,977,673

The changes in the carrying amount of intangible assets during the years ended December 31, 2008 and 2007 were as follows:

	Core Technology	Trademarks and Patents	Totals
Balance as of January 1, 2007	3,089,948	347,484	3,437,432
Additions during the period	-	12,775	12,775
Amortization	(441,421)	(31,113)	(472,534)
Balance as of December 31, 2007	$2,648,527	$329,146	$2,977,673
Additions during the period	-	43,622	43,622
Amortization	(441,421)	(36,093)	(477,514)
Balance as of December 31, 2008	$2,207,106	$336,675	$2,543,781

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In 2007 because the revenues from the Andrea DSP Microphone and Audio Software Products business segment were lower than expected and this business segment was still operating at a loss, management compared the sum of Andrea’s undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  The results of this test indicated that there was not an impairment.  This process utilized probability weighted undiscounted cash flow projections which include a significant amount of management’s judgment and estimates as to future revenue.  If these probability weighted projections do not come to fruition, the Company could be required to record an impairment charge in the near term and such impairment could be material.

Amortization expense was $477,514 and $472,534 for the years ended December 31, 2008 and 2007, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next six years. Trademarks and patents are amortized on a straight-line basis over 17 years.  Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $474,905 per year.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2008	2007
Raw materials	$31,550	$62,834
Work in Process	36,291	-
Finished goods	1,502,193	1,218,971
	1,570,034	1,281,805
Less: reserve for obsolescence	(701,821)	(566,941)
	$868,213	$714,864

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2008	2007
Machinery and equipment	$528,500	$492,989
Less: accumulated depreciation	(467,596)	(435,238)
	$60,904	$57,751

Depreciation of property and equipment was $32,358 and $15,362 for the years ended December 31, 2008 and 2007, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2008	2007
Accrued payroll and related expenses	$71,073	$55,634
Accrued professional and other service fees	72,425	65,451
Deferred Revenue	40,000	-
Accrued other	1,754	183
	$185,252	$121,268

7. SERIES C CONVERTIBLE PREFERRED STOCK

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”).  Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a $1,671.23 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551.  On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement, which eliminated the dividend of 5% per annum on the stated value.  The additional amount of $1,671.23 represents the 5% per annum from October 10, 2000 through February 17, 2004.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On April 11, 2007, 10 shares of Series C Preferred Stock, together with related accrued dividends of $16,712, were converted into 457,516 shares of Common Stock at a conversion price of $0.2551.

On November 10, 2008, 1 share of Series C Preferred Stock, together with $1,672 of previously accrued dividends, were converted into 45,752 shares of Common Stock at the conversion price of $0.2551.

As of December 31, 2008, there were 89.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,103,984 shares of Common Stock and remaining accrued dividends of $149,912.

8. SERIES D CONVERTIBLE PREFERRED STOCK

On February 17, 2004, Andrea entered into a Securities Purchase Agreement (including a Registration Rights Agreement) with certain holders of the Series C Preferred Stock and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000.  In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock.  The warrants are exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share.  On February 23, 2009, these warrants expired without being exercised.

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

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related warrants.  In connection with these transactions, Andrea agreed to pay Knightsbridge Capital $300,000 in cash and to issue warrants exercisable for an aggregate of 377,094 shares of Common Stock. The warrants were exercisable at any time after August 17, 2004 and before February 23, 2009 at an exercise price of $0.38 per share.  On February 23, 2009, these warrants expired without being exercised.

The Company is required to maintain an effective registration statement from the time of issuance until the earlier of (i) the date as of which the investors may sell all of the registrable securities covered by the registration statement without restriction under SEC rules or (ii) the date on which the investors shall have sold all the registrable securities covered by the registration statement.  In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common stock the Company shall pay to each such holder of such registrable securities a Registration Delay Payment.  This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that may be considered grace periods as defined by the Registration Rights Agreement).

Prior to 2007, there were 281,250 exercises of Series D Preferred Stock Warrants.  There were no Series D Preferred Stock Warrant exercises during the year ended December 31, 2008 and 2007.

On March 16, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25.  On April 11, 2007, 25,000 shares of Series D Preferred Stock were converted into 100,000 shares of Common Stock at a conversion price of $0.25. On December 5, 2008, 142,857 shares of Series D Preferred Stock were converted into 571,428 shares of Common Stock at a conversion price of $0.25.

As of December 31, 2008, there are 1,050,001 shares of Series D Preferred Stock and 5,158,344 related warrants outstanding, which are convertible and exercisable into 9,358,348 shares of Common Stock.  On February 23, 2009, 2,877,094 warrants expired.  As of March 25, 2009, there are 1,050,001 shares of Series D Preferred Stock and 2,281,250 related warrants outstanding which are convertible and exercisable into 6,481,254 shares of Common Stock.

9. LICENSING AGREEMENTS

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's three largest licensing customers accounted for $410,049, $46,641 and $1,037,041 of revenues in 2008 and for $244,558, $233,033 and $159,525 of revenues in 2007.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

10. RETIREMENT PLAN

Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea did not make any contributions to this plan for the years ended December 31, 2008 and 2007.

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

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2004 through 2008.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2008.  The Company does not expect its unrecognized tax benefit position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The components of earnings before income taxes are as follows:

	For the Years Ended December 31,
	2008	2007

Domestic	$(369,886)	$(630,420)
Foreign	48,050	269,705

(Loss) income before income taxes	$(321,836)	$(360,715)

The provision for income tax consists of the following:

	For the Years Ended December 31,
	2008	2007
Current:
Federal	$-	$-
Foreign	4,902	29,409
State and Local:	-	-

Deferred
Federal	(82,000)	(10,255,000)
Foreign	-	-
State and Local:	(12,000)	(1,508,000)
Adjustment to valuation allowance related to net deferred tax assets	94,000	11,763,000
	$4,902	$29,409

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before provision (benefit) for income taxes is as follows:

	For the Years Ended December 31,
	2008	2007

Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(5)%	(4)%
Core technology amortization	46%	42%
Stock Option Expense Related to Incentive Stock Options	22%	18%
Foreign income and withholding taxes	2%	8%
Change in valuation allowance for net deferred tax assets	(29)%	(22)%
	2%	8%

The effective tax rate for the years ended December 31, 2008 and December 31, 2007 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the respective foreign jurisdiction in which the revenues are earned.

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2008	2007
Deferred tax assets:
Accrued expenses	$35,000	$50,000
Allowance for doubtful accounts	3,000	8,000
Reserve for obsolescence	274,000	221,000
Expense associated with non-qualified stock options	43,000	-
Deferred Revenue	16,000	-
Foreign tax credit	97,000	93,000
NOL carryforward	7,647,000	7,837,000
	8,115,000	8,209,000
Less: valuation allowance	(8,115,000)	(8,209,000)
Deferred tax asset, net	$-	$-

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2008	2007

Beginning Balance	$8,209,000	$19,972,000
Change in Allowance	(94,000)	(11,763,000)
Ending Balance	$8,115,000	$8,209,000

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

As of December 31, 2008, Andrea had net operating loss and credit carryforwards of approximately $19.6 million (net amount after potential Section 382 limitations) expiring in varying amounts beginning in 2009 through 2027.  Andrea has foreign tax credits of approximately $97,000 expiring in varying amounts beginning 2016 through 2018.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

12. COMMITMENTS AND CONTINGENCIES

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease from an unrelated party, which currently expires in February 2014, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was approximately $83,717 and $81,279 for the year ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2009	$98,103
2010	93,377
2011	95,818
2012	98,556
2012	96,814
Thereafter	133,283
Total	$615,951

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009 and for the period of August 1, 2009 through July 31, 2010 Mr. Andrea will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  All stock options granted have an exercise price of $0.04 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2009, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement.  At December 31, 2008, the future minimum cash commitments under this agreement aggregate $507,292.

In November 1999, as amended August 2008, the Company entered into a change in control agreement with the Chief Financial Officer, Corisa L. Guiffre.  This agreement provides for a change in control payment equal to three times her average annual compensation for the five preceding taxable years, with continuation of health and medical benefits for three years in the event of a change in control of the Company, as defined in the agreement, and subsequent termination of employment other than for cause.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  No further awards will be granted under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At December 31, 2008, there were 101,345 shares available for further issuance under the 2006 Plan.

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

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Expected life in years (based on simplified method)	6	6
Risk-free interest rates	3.38%	4.17%
Volatility (based on historical volatility)	146.6%	100.6%
Dividend yield	0%	0%

Option activity during 2008 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2008	9,686,820	$0.76	$0.59	7.79 years	5,355,590	$1.29	$1.00	6.57 years
Granted	5,185,000	$0.04	$0.04
Cancelled	(210,000)	$13.89	$11.33
At December 31, 2008	14,661,820	$0.32	$0.24	7.89 years	6,973,385	$0.60	$0.45	6.45 years

During the year ended December 31, 2008, 1,827,795 options vested with a weighted average exercise price of $0.12 and a weighted average fair value of $0.10 per option.  Based on the December 31, 2008, fair market value of the Company’s common stock of $0.04, there is no aggregate intrinsic value for the 14,661,820 options outstanding and 6,973,385 shares exercisable.

During the year ended December 31, 2007, 1,113,090 options vested with a weighted average exercise price of $0.12 and a weighted average fair value of $0.10 per option.  Based on the December 31, 2007, fair market value of the Company’s common stock of $0.06, the aggregate intrinsic value of the 9,686,820 options outstanding and 5,355,590 shares exercisable is $26,500.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Total compensation expense recognized related to stock option awards was $230,994 and $185,099 for the year ended December 31, 2008 and 2007, respectively.  In the accompanying consolidated statement of operations for the year ending December 31, 2008, $180,919 of expense is included in general, administrative and selling expenses, $48,654 is included in research and development expenses and $1,421 is included in cost of revenues.  In the accompanying consolidated statement of operations for the year ending December 31, 2007, $145,607 of expense is included in general, administrative and selling expenses, $38,002 is included in research and development expenses and $1,490 is included in cost of revenues.

As of December 31, 2008, there was $236,614 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($166,637 in 2009, $57,056 in 2010 and $12,921 in 2011).

Pursuant to Andrea’s compensation policy for outside directors, Andrea granted 400,000 shares of Common Stock with a fair market value of $0.05 per share in 2007 and 500,000 shares of Common Stock with a fair market value of $0.04 per share in 2008.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $22,501 and $22,500 for the years ended December 31, 2008 and 2007, respectively.

14. SEGMENT INFORMATION

Andrea follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products.  Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology.  Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.  The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2008 and 2007:

2008 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008
Net revenues from external customers	$749,010	$2,430,936	$3,179,946
License revenues	1,531,148	-	1,531,148
Income (loss) from operations	54,793	(385,621)	(330,828)
Depreciation and Amortization	470,728	39,144	509,872
Purchases of property and equipments	8,616	26,895	35,511
Purchases of patents and trademarks	8,862	34,760	43,622
Assets	3,583,439	1,838,402	5,421,841
Total long lived assets	2,393,721	223,828	2,617,549

2007 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2007
Net revenues from external customers	$1,732,126	$2,618,864	$4,350,990
License revenues	695,223	-	695,223
Loss from operations	329,097	40,240	369,337
Depreciation and Amortization	468,706	19,190	487,896
Capital expenditures	-	33,870	33,870
Purchases of patents and trademarks	3,700	9,075	12,775
Assets	4,021,688	1,611,318	5,633,006
Total long lived assets	2,858,713	189,575	3,048,288

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2008 and 2007, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2008	2007
Net Revenues:
United States	$4,218,958	$3,609,523
Foreign(1)	492,136	1,436,690
	$4,711,094	$5,046,213
Accounts receivable:
United States	$804,433	$736,122
Foreign	-	258,324
	$804,433	$994,446
____________________________________
(1)	Net revenue to the People’s Republic of China and Singapore represented 19% and 4%, respectively of total net revenues for year ended December 31, 2007.

$45,655 of our property and equipment, net represents product tools and molds.  These tools and molds are located in Asia at the manufacturing facility, which produces the respective product.  All of our remaining property and equipment, net is located at our facility in Bohemia, New York.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date:    March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 30, 2009
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 30, 2009
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 30, 2009
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 30, 2009
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 30, 2009
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 30, 2009
Jonathan D. Spaet