Form 10-Q
period 2009-03-31
ANDREA ELECTRONICS CORP
filed 2009-05-14
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 11, 2009, there were 60,978,373 common shares outstanding.

PART I.                           FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash	$1,681,220	$1,006,951
Accounts receivable, net of allowance for doubtful accounts of $7,482 and $7,815, respectively	232,972	804,433
Inventories, net	700,733	868,213
Short term customer deposit	150,000	-
Prepaid expenses and other current assets	84,614	124,695
Total current assets	2,849,539	2,804,292

Property and equipment, net	73,770	60,904
Intangible assets, net	2,438,470	2,543,781
Other assets, net	12,864	12,864
Total assets	$5,374,643	$5,421,841

LIABILITIES ANDSHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$280,882	$272,439
Accrued Series C Preferred Stock Dividends	149,912	149,912
Short-term deferred revenue	190,000	40,000
Other current liabilities	163,585	145,252
Total current liabilities	784,379	607,603

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 89.7 shares; liquidation value: $897,015	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,050,001 shares; liquidation value: $1,050,001	10,500	10,500
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 60,978,373 shares	609,784	609,784
Additional paid-in capital	76,874,139	76,814,249
Accumulated deficit	(72,904,160)	(72,620,296)

Total shareholders’ equity	4,590,264	4,814,238

Total liabilities and shareholders’ equity	$5,374,643	$5,421,841

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Revenues
Net Product revenues	$622,739	$796,422
License revenues	198,841	130,218
Revenues	821,580	926,640

Cost of revenues	322,745	485,135

Gross margin	498,835	441,505

Research and development expenses	149,513	193,404

General, administrative and selling expenses	634,421	610,174

Loss from operations	(285,099)	(362,073)

Interest income, net	2,492	2,874

Loss before provision for income taxes	(282,607)	(359,199)

Provision for income taxes	1,257	2,073

Net loss	$(283,864)	$(361,272)

Basic and diluted weighted average shares	60,978,373	59,861,193

Basic and diluted net loss per share	$(0.00)	$(0.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2009	89.701477	$1	1,050,001	$10,500	60,978,373	$609,784	$76,814,249	$(72,620,296)	$4,814,238

Stock-based Compensation Expense related to Stock Grants to Outside Directors	-	-	-	-	-	-	5,001	-	5,001

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	54,889	-	54,889

Net loss	-	-	-	-	-	-	-	(283,864)	(283,864)

Balance, March 31, 2009	89.701477	$1	1,050,001	$10,500	60,978,373	$609,784	$76,874,139	$(72,904,160)	$4,590,264

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(283,864)	$(361,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	127,641	125,024
Stock - based compensation expense	59,890	58,817
Provision for bad debt	-	(57)
Inventory reserve	(1,379)	(1,858)

Change in:
Accounts receivable	571,461	426,032
Inventories	168,859	(151,390)
Short term customer deposit	(150,000)	-
Prepaid expenses and other current assets	40,081	19,715
Trade accounts payable	8,443	(13,090)
Short-term deferred revenue	150,000	-
Other current liabilities	(18,333)	50,699
Net cash provided by operating activities	709,465	156,620

Cash flows from investing activities:
Purchases of property and equipment	(21,619)	(6,930)
Purchases of patents and trademarks	(13,577)	(11,145)
Net cash used in investing activities	(35,196)	(18,075)

Net increase in cash	674,269	134,545

Cash, beginning of period	1,006,951	811,403
Cash, end of period	$1,681,220	$945,948

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$5,613	$11,590

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

These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In addition, the December 31, 2008 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company's Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.  The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2008 audited consolidated financial statements.

Management's Liquidity Plans - As of March 31, 2009, Andrea had working capital of $2,065,160 and cash on hand of $1,681,220.  Andrea’s loss from operations was $285,099 for the three months ended March 31, 2009.  Andrea plans to continue to improve its cash flows during 2009 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through sales of a refreshed product line, which the Company introduced in September 2008, as well as the increased efforts the Company is dedicating to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of May 11, 2009, Andrea has approximately $1,600,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least March 2010.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has generated cash flows from operations.  If Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

Note 2. Summary of Significant Accounting Policies

Loss Per Share - Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  Securities that could potentially dilute basic loss per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Total potential common shares as of:
Options to purchase common stock (Note 7)	14,536,820	9,626,820
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	4,103,984	4,149,736
Series D Convertible Preferred Stock and related warrants (Note 4)	6,481,254	9,929,776

Total potential common shares	25,122,058	23,706,332

Cash - cash includes cash and highly liquid investments with original maturities of three months or less.  At times during the periods ended March 31, 2009 and December 31, 2008, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At March 31, 2009, the Company’s cash is held at three financial institutions.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Customer A	19%	*
Customer B	*	19%
Customer C	*	10%
Customer D	*	11%
_________________
* Amounts are less than 10%

Customer A and Customer B accounted for approximately 61% and 13%, respectively, of total accounts receivable at December 31, 2008.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Supplier A	100%	27%
Supplier B	*	60%
_________________
* Amounts are less than 10%

At March 31, 2009, Supplier A accounted for approximately $82,000, or 27% of accounts payable.  At December 31, 2008, Supplier A accounted for approximately $137,000 or 50% of accounts payable.

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

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or market basis.  The cost elements of inventories include materials, labor and overhead.  Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories when the cost of the inventory is not expected to be recovered.  Andrea’s policy is to reserve for inventory that shows slow movement over the preceding six consecutive quarters.  Andrea records charges in inventory reserves as part of its cost of revenues.

	March 31, 2009	December 31, 2008

Raw materials	$31,544	$31,550
Work in Process	-	36,291
Finished goods	1,372,389	1,502,193
	1,403,933	1,570,034
Less: reserve for obsolescence	(703,200)	(701,821)
	$700,733	$868,213

Intangible and Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.  This new cost basis will be net of any recorded impairment.  At March 31, 2009 and December 31, 2008, Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years.  Amortization expense was $118,888 and $118,314 for the three months ended March 31, 2009 and 2008, respectively.

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

Income Taxes - The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.  FIN 48 establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  Using both of the guidelines set forth in these statements, the provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Since cumulative losses weigh heavily in the overall assessment, Andrea provides a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests Andrea’s ability to utilize such assets.  If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2008.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At March 31, 2009, Andrea had three stock-based employee compensation plans, which are described more fully in Note 7.  Andrea accounts for stock based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with SFAS No. 123R, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock option will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement was effective for the Company beginning on January 1, 2009. The adoption of this statement did not impact the Company’s current disclosures.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted.  The adoption of this statement did not have an effect on the Company’s consolidated financial position, liquidity, or results of operations.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates - The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition, as well as the recording and presentation of the Company’s convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Note 3. Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”).  Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus $1,671 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551.  On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement, which eliminated the dividend of 5% per annum on the stated value.  The additional amount of $1,671 represents the 5% per annum from October 10, 2000 through February 17, 2004.  The shares of Series C Preferred Stock are subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions.  In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.2551), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired.  In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series C Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series C Preferred Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with EITF 07-5, Andrea evaluated the Series C Preferred Stock and concluded that it is not indexed to the Company’s stock because of the embedded adjustment feature described above.  Accordingly, under the provisions of SFAS 133, Andrea evaluated the Series C Preferred Stock embedded adjustment feature.  The Company has concluded that the embedded adjustment feature would be classified in stockholders’ equity if it were a freestanding instrument as the Series C Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series C instrument and accounted for separately.

As of March 31, 2009, there were 89.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,103,984 shares of Common Stock and remaining accrued dividends of $149,912.

Note 4. Series D Redeemable Convertible Preferred Stock

On February 17, 2004, Andrea entered into a Securities Purchase Agreement (including a Registration Rights Agreement) with certain holders of the Series C Preferred Stock and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000.  In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock.  These warrants were exercisable at any time after August 17, 2004. at an exercise price of $0.38 per share.  On February 23, 2009, these warrants expired without being exercised.

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

Knightsbridge Capital served as a financial advisor to Andrea in connection with the aforementioned transactions and the initial issuance of the Series D Preferred Stock and related warrants.  In connection with these transactions, Andrea agreed to pay Knightsbridge Capital $350,000 in cash and issued warrants exercisable for an aggregate of 439,594 shares of Common Stock. On February 23, 2009, 377,094 of these warrants expired without being exercised.  The remaining 62,500 of these warrants are exercisable at any time after December 4, 2004 and before June 4, 2009 at an exercise price of $0.17 per share.

The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock.  The Company is required to maintain an effective registration statement from the time of issuance until the earlier of (i) the date as of which the investors may sell all of the securities for the common stock issuable under the Series D Preferred Stock covered by the registration statement without restriction under SEC rules or (ii) the date on which the investors shall have sold all the securities covered by the registration statement.  In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the National Association of Securities Dealers, Inc. In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common stock the Company shall pay to each such holder of such registrable securities a Registration Delay Payment.  This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that may be considered grace periods as defined by the Registration Rights Agreement).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with EITF 07-5, Andrea evaluated the Series D Preferred Stock and concluded that it is not considered to be indexed to the Company’s stock because of the embedded adjustment feature described above.  Accordingly, under the provisions of SFAS 133, Andrea evaluated the Series D Preferred Stock embedded adjustment feature.  The Company has concluded that the embedded adjustment feature would be classified in stockholders’ equity if it were a freestanding instrument as the Series D Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series D instrument and accounted for separately.

Additionally, Andrea reviewed the Series D Preferred Stock warrants and concluded that they are considered to be indexed to the Company’s stock within the provisions of EITF 07-5 and are properly classified.

Through March 31, 2009, 281,250 shares of common stock have been issued as a result of exercises of the Series D Preferred Stock Warrants.  There were no Series D Preferred Stock conversions or related Warrant exercises during the three months ended March 31, 2009.

As of March 31, 2009, there were 1,050,001 shares of Series D Preferred Stock and 2,281,250 related warrants outstanding which are convertible and exercisable into 6,481,254 shares of Common Stock.

Note 5. Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's three largest licensing customers accounted for $156,053, $20,816 and $12,572 of revenues for the three months ended March 31, 2009 and $102,376, $20,727 and $4,200 of revenues for the three months ended March 31, 2008.

Note 6. Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.   Rent expense under this operating lease was $21,083 and $20,469, respectively, for the three-month periods ended March 31, 2009 and March 31, 2008, respectively.

As of March 31, 2009, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2009 (April to December 31)	$72,118
2010	94,565
2011	97,006
2012	99,743
2013	96,814
Thereafter	133,283
Total	$593,529

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009 and for the period of August 1, 2009 through July 31, 2010 Mr. Andrea will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board of Directors granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  All stock options granted have an exercise price of $0.04 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board of Directors, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2009, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement.  At March 31, 2009, the future minimum cash commitments under this agreement aggregate $429,167.

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

Note 7. Stock Plans and Stock Based Compensation

In 1991, the Board of Directors of Andrea adopted the 1991 Performance Equity Plan (“1991 Plan”), which was approved subsequently by the shareholders. The 1991 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 4,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant.  No further awards will be granted under the 1991 Plan.

In 1998, the Board of Directors adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  No further awards will be granted under the 1998 Plan.

In October 2006, the Board of Directors adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At March, 31, 2009, there were 101,345 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three months ended March 31, 2009 or 2008.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Option activity during 2009 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2009	14,661,820	$0.32	$0.24	7.89 years	6,973,385	$0.60	$0.45	6.45 years
Cancelled	(125,000)	$6.25	$4.42
At March 31, 2009	14,536,820	$0.27	$0.21	7.71 years	6,950,635	$0.49	$0.37	6.36 years

During the three months ended March 31, 2009, 102,250 options vested with a weighted average exercise price of $0.06 and a weighted average fair value of $0.05 per option.  Based on the March 31, 2009 fair market value of the Company’s common stock of $0.05, the aggregate intrinsic value for the 14,536,820 options outstanding and 6,950,635 shares exercisable is $52,950 and $49,101, respectively.

Total compensation expense recognized related to stock option awards was $54,889 and $53,816 for the three months ended March 31, 2009 and 2008, respectively.  In the accompanying consolidated statement of operations for the three months ended March 31, 2009, $44,278 of expense is included in general, administrative and selling expenses, $10,389 is included in research and development expenses and $222 is included in cost of revenues.  In the accompanying consolidated statement of operations for the three months ended March 31, 2008, $41,885 of expense is included in general, administrative and selling expenses, $11,550 is included in research and development expenses and $381 is included in cost of revenues.

As of March 31, 2009, there was $181,725 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($111,748 in 2009, $57,056 in 2010 and $12,921 in 2011).

Pursuant to Andrea’s compensation policy for outside directors, on August 8, 2008 and September 12, 2007, Andrea granted 500,000 shares of Common Stock with a fair market value of $0.04 and 400,000 shares of Common Stock with a fair market value of $0.05, respectively.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $5,001 and $5,001 for the three months ended March 31, 2009 and 2008, respectively.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2009 and 2008.

2009 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2009

Net revenues from external customers	$75,411	$547,328	$622,739
License Revenues	198,841	-	198,841
Loss from operations	192,149	92,950	285,099
Depreciation and amortization	117,654	9,987	127,641
Capital expenditures	2,560	19,059	21,619
Purchases of patents and trademarks	7,032	6,545	13,577
Assets	3,531,514	1,843,129	5,374,643
Total long lived assets	2,285,660	239,444	2,525,104

2008 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008

Net revenues from external customers	$265,543	$530,879	$796,422
License Revenues	130,218	-	130,218
Loss from operations	237,503	124,570	362,073
Depreciation and amortization	117,342	7,682	125,024
Capital expenditures	3,465	3,465	6,930
Purchases of patents and trademarks	6,155	4,990	11,145

2008 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008

Assets	3,583,439	1,838,402	5,421,841
Total long lived assets	2,393,721	223,828	2,617,549

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended March 31, 2009 and 2008, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	March 31, 2009	March 31, 2008

Net revenues:
United States	$735,839	$722,648
Foreign(1)	85,741	203,992
	$821,580	$926,640

(1)	Net revenue from the People’s Republic of China represented 11% of total net revenues for three months ended March 31, 2008.

As of March 31, 2009 and December 31, 2008, accounts receivable by geographic area is as follows:

Geographic Data	March 31, 2009	December 31, 2008

Accounts receivable:
United States	$232,972	$804,433
Foreign	-	-
	$232,972	$804,443

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

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

Our Critical Accounting Policies

Our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements contain information that is pertinent to management's discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2008. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the 10K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects.  Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended March 31, 2009 were $821,580 versus $926,640 for the three months ended March 31, 2008.  Net loss for the three months ended March 31, 2009 was $283,864, or $0.00 loss per share on a basic and diluted basis, and $361,272, or $0.01 per share on a basic and diluted basis for the three months ended March 31, 2008. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  We may have to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through March 2010, provided our net revenues do not decline and our operating expenses do not increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 60,978,373 were outstanding as of May 11, 2009. The number of shares outstanding does not include an aggregate of 25,223,403 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 41% of the 60,978,373 outstanding shares.  These issuable common shares are comprised of:  a) 14,536,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 101,345 shares reserved for future grants under our 2006 Stock Plan; c) 4,103,984 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; d) 4,200,004 shares of common stock issuable upon conversion of the Series D Preferred Stock; and e) 2,281,250 of common stock issuable upon exercise of warrants relating to the Series D Preferred stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results Of Operations

Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008

Net Revenues

	For the Three Months Ended March 31
	2009	2008	% Change
Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$28,524	$24,790	15	(a)
All other Andrea Anti-Noise net product revenues	518,804	506,089	3
Total Andrea Anti-Noise Products net Product revenues	$547,328	$530,879	3

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	-	98,000	(100)	(b)
Consulting Revenue to an OEM customer	-	75,000	(100)	(c)
All other Andrea DSP Microphone and Audio product revenues	75,411	92,543	(19)	(d)
License revenues	198,841	130,218	53	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	274,252	395,761	(31)

Total Revenues	$821,580	$926,640	(11)

(a)
The slight increase of sales of Andrea Anti-Noise Products is directly related to increased purchases by an OEM customer for use with speech recognition software during the three month ended March 31, 2009 as compared to the same period in 2008.  We believe that our annual revenues for 2009 associated with this customer will be approximately $250,000.

(b)
The significant decreases of revenues of microphone array products to an OEM customer relates to the decreased demand from the OEM customer.  We believe that this decrease is the result of the OEM deciding not to continue including a microphone array with all applicable product models.  We do not expect any revenues from the OEM for this product in 2009.

(c)	The decrease in consulting revenue relates to an OEM customer selling the business line for which the consulting revenue related.

(d)	The 19% decrease in all other Andrea DSP Microphone and Audio product revenues for the three month period ended March 31, 2009 is a result of timing of shipments related to this product line.

(e)
The majority of the increase in licensing revenues for the three months ended March 31, 2009 is a result of one of our OEM licensing partner’s initial launch of one of our licensed products in their product line offset in part by a second of our OEM licensing partners selling the business line.  Although we have entered into a new license agreement with this second partner’s successor, we have not realized revenues as of March 31, 2009 related to this new license agreement.  Additionally, we do not expect the revenues to remain at the level of the predecessor.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended March 31, 2009 decreased to 39% from 52% for the three months ended March 31, 2008.  The cost of revenues as a percentage of net revenues for the three months ended March 31, 2009 for Andrea Anti-Noise Products is 51% compared to 63% for the three months ended March 31, 2008.  The cost of revenues as a percentage of net revenues for the three months ended March 31, 2009 for Andrea DSP Microphone and Audio Software Products is 16% compared to 38% for the three months ended March 31, 2008.  The decrease for Andrea Anti-Noise Products is a result of the mix of products sold.  The products sold during the three months ended March 31, 2009 were sold at a higher profit margin then those products during the three months ended March 31, 2008.  The decrease for Andrea DSP Microphone and Audio Software Products is a result of the decreased sales of array microphone products to an OEM customer as well as an increase in licensing revenues.

Research and Development

Research and development expenses for the three months ended March 31, 2009 decreased 23% to $149,513 from $193,404 for the three months ended March 31, 2008.  This decrease primarily relates to decreases in employee compensation and related benefit costs.  For the three months ended March 31, 2009, the decrease in research and development expenses reflects a 38% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $82,489, or 55% of total research and development expenses, partially offset by a 12% increase in our Andrea Anti-Noise Headset Product efforts to $67,024, or 45% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 4% to $634,421 for the three months ended March 31, 2009 from $610,174 for the three months ended March 31, 2008.  This increase is principally related to the employment agreement entered into with the Company’s President and Chief Executive Officer in August 2008 as well as the hire of an employee dedicated to the Company’s sales and marketing efforts.  For the three months ended March 31, 2009, the increase reflects a 30% increase in our Andrea Anti-Noise Headset Product efforts to $293,657, or 46% of total general, administrative and selling expenses offset in part by a 3% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $340,764, or 54% of total general, administrative and selling expenses.

Interest Income, net

Other income, net, for the three months ended March 31, 2009 was $2,492 compared to $2,874 for the three months ended March 31, 2008.

Provision for Income Taxes

The provision for income taxes the three months ended March 31, 2009 was $1,257 compared to a provision for income taxes of $2,073 for the three months ended March 31, 2008.  The decrease is a result of a decrease of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net Loss

Net loss for the three months ended March 31, 2009 was $283,864 compared to $361,272 for the three months ended March 31, 2008.  The net loss for the three months ended March 31, 2009 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to be gross cash flows from operations.  At March 31, 2009, we had cash of $1,681,220 compared with $1,006,951 at December 31, 2008.  The cash balance at March 31, 2009 is primarily a result of our cash provided from operations.

Working capital balance at March 31, 2009 was $2,065,160 compared to a working capital balance of $2,196,689 at December 31, 2008.  The decrease in working capital reflects an increase in total current assets of $45,247 coupled with an increase in total current liabilities of $176,776.  The increase in total current assets reflects an increase in cash of $674,269, a decrease in accounts receivable of $571,461, a decrease in inventory of $167,480, an increase in short term customer deposit of $150,000 and a decrease in prepaid expenses and other current assets of $40,081.  The significant decrease in accounts receivable is a result of the payment of license revenues.  The increase in short term customer deposit and short term deferred revenue is related to a deposit for a product for one of our customers.  The increase in total current liabilities reflects an increase in trade accounts payable of $8,443, an increase in short-term deferred revenue of $150,000 and an increase of $18,333 in other current liabilities. The increase in cash of $674,269 reflects $709,465 of net cash provided by operating activities, and $35,196 of net cash used in investing activities.

The cash provided by operating activities of $709,465, excluding non-cash charges for the quarter ended March 31, 2009, is attributable to a $571,461 decrease in accounts receivable, a $168,859 decrease in inventory, a $150,000 increase in short term customer deposit, a $40,081 decrease in prepaid expenses and other current assets, a $8,443 increase in accounts payable, a $150,000 increase in short-term deferred revenue and a $18,333 increase in other current and long-term liabilities.  The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $35,196 reflects $21,619 in purchases of property and equipment and $13,577 of payments related to patents and trademarks.  The increase in property and equipment reflects capital expenditures associated with information technology purchases as well as molds associated with our Andrea Anti-Noise Headset Products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to continue to improve our cash flows in 2009 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of a refreshed product line introduced in the latter part of 2008 as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of May 11, 2009, Andrea has approximately $1,600,000 of cash deposits.  We believe that we have sufficient liquidity available to continue in operation through at least March 2010.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect the Company’s internal controls over financial reporting during the period covered by this Quarterly Report.

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

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: May 14, 2009

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 14, 2009
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 14, 2009
Corisa L. Guiffre	Assistant Corporate Secretary