Form 10-Q
period 2009-06-30
ANDREA ELECTRONICS CORP
filed 2009-08-14
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):	631-719-1800

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 11, 2009, there were 63,355,023 common shares outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash	$1,764,606	$1,006,951
Accounts receivable, net of allowance for doubtful accounts of $6,565 and $7,815, respectively	633,993	804,433
Inventories, net	561,202	868,213
Short term customer deposit	130,854	-
Prepaid expenses and other current assets	123,001	124,695
Total current assets	3,213,656	2,804,292

Property and equipment, net	69,163	60,904
Intangible assets, net	2,329,157	2,543,781
Other assets, net	12,864	12,864
Total assets	$5,624,840	$5,421,841

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$524,049	$272,439
Accrued Series C Preferred Stock Dividends	149,912	149,912
Short-term deferred revenue	170,854	40,000
Other current liabilities	148,700	145,252
Total current liabilities	993,515	607,603

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 89.7 shares; liquidation value: $897,015	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 1,050,001 shares; liquidation value: $1,050,001	10,500	10,500
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 60,978,373 shares	609,784	609,784
Additional paid-in capital	76,932,912	76,814,249
Accumulated deficit	(72,921,872)	(72,620,296)

Total shareholders’ equity	4,631,325	4,814,238

Total liabilities and shareholders’ equity	$5,624,840	$5,421,841

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues
Net product revenues	$915,554	$817,136	$1,538,293	$1,613,558
License revenues	282,007	390,115	480,848	520,333
Revenues	1,197,561	1,207,251	2,019,141	2,133,891

Cost of revenues	535,898	474,582	858,643	959,717

Gross margin	661,663	732,669	1,160,498	1,174,174

Research and development expenses	142,853	185,341	292,366	378,745

General, administrative and selling expenses	538,658	556,273	1,173,079	1,166,447

Loss from operations	(19,848)	(8,945)	(304,947)	(371,018)

Interest income, net	2,444	1,697	4,936	4,571

Loss before provision for income taxes	(17,404)	(7,248)	(300,011)	(366,447)

Provision for income taxes	308	1,643	1,565	3,716

Net loss	$(17,712)	$(8,891)	$(301,576)	$(370,163)

Basic and diluted weighted average shares	60,978,373	59,861,193	60,978,373	59,861,193

Basic and diluted net loss per share	$(.00)	$(.00)	$(.00)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2009	89.701477	$1	1,050,001	$10,500	60,978,373	$609,784	$76,814,249	$(72,620,296)	$4,814,238

Stock-based Compensation Expense related to Stock Grants to Outside Directors	-	-	-	-	-	-	10,001	-	10,001

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	108,662	-	108,662

Net loss	-	-	-	-	-	-	-	(301,576)	(301,576)

Balance, June 30, 2009	89.701477	$1	1,050,001	$10,500	60,978,373	$609,784	$76,932,912	$(72,921,872)	$4,631,325

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(301,576)	$(370,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	257,303	251,655
Stock-based compensation expense	118,663	116,639
Provision for bad debt	-	-
Inventory reserve	(45,324)	22,979

Change in:
Accounts receivable	170,440	460,776
Inventories	352,335	(79,084)
Short term customer deposit	(130,854)	-
Prepaid expenses and other current assets	1,694	348
Trade accounts payable	251,610	(148,978)
Short-term deferred revenue	130,854	-
Other current liabilities	3,448	3,890
Net cash provided by operating activities	808,593	258,062

Cash flows from investing activities:
Purchases of property and equipment	(27,649)	(19,042)
Purchases of patents and trademarks	(23,289)	(34,714)
Net cash used in investing activities	(50,938)	(53,756)

Net increase in cash and cash equivalents	757,655	204,306

Cash, beginning of period	1,006,951	811,403
Cash, end of period	$1,764,606	$1,015,709

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$6,327	$12,796

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

Management's Liquidity Plans - As of June 30, 2009, Andrea had working capital of $2,220,141 and cash on hand of $1,764,606.  Andrea’s loss from operations was $19,848 for the three months ended June 30, 2009.  Andrea incurred a loss from operations of $304,947 for the six months ended June 30, 2009.  Andrea plans to continue to improve its cash flows during 2009 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through sales of a refreshed product line, which the Company introduced in September 2008, as well as the increased efforts the Company is dedicating to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of August 11, 2009, Andrea has approximately $1,800,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least June 2010.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has generated cash flows from operations.  If Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

	For the Three and Six Months Ended
	June 30, 2009	June 30, 2008
Total potential common shares as of:

Options to purchase common stock (Note 7)	14,526,820	9,691,820
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	4,103,984	4,149,736
Series D Convertible Preferred Stock (Note 4)	4,200,004	9,929,776

Total potential common shares	22,830,808	23,771,332

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less.  At times during the periods ended June 30, 2009 and December 31, 2008, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At June 30, 2009, the Company’s cash is held at three financial institutions.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Customer A	17%	*	12%	*
Customer B	*	14%	*	16%
Customer C	19%	24%	19%	13%

_________________
* Amounts are less than 10%

Customer A accounted for approximately 32% of total accounts receivable at June 30, 2009.  Customer C and Customer B accounted for approximately 61% and 13%, respectively, of total accounts receivable at December 31, 2008.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Supplier A	100%	44%	84%	25%
Supplier B	*	34%	*	54%
Supplier C	*	*	*	10%
Supplier D	*	*	16%	*
_________________
* Amounts are less than 10%

At June 30, 2009, Supplier A accounted for approximately $393,379, or 75% of accounts payable.  At December 31, 2008, Supplier A accounted for approximately $137,000 or 50% of accounts payable.

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

	June 30, 2009	December 31, 2008

Raw materials	$31,394	$31,550
Work in Process	-	36,291
Finished goods	1,186,305	1,502,193
	1,217,699	1,570,034
Less: reserve for obsolescence	(656,497)	(701,821)
	$561,202	$868,213

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible and Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.  This new cost basis will be net of any recorded impairment.  At June 30, 2009 and December 31, 2008, Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years.  For the three-month periods ended June 30, 2009 and 2008, amortization expense was $119,024 and $119,177, respectively.  For the six-month periods ended June 30, 2009 and 2008, amortization expense was $237,913 and $237,491, respectively.

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

Stock-Based Compensation - At June 30, 2009, Andrea had three stock-based employee compensation plans, which are described more fully in Note 7.  Andrea accounts for stock based compensation in accordance with SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with SFAS No. 123R, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement was effective for the Company beginning on January 1, 2009. The adoption of this statement did not impact the Company’s current disclosures.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  SFAS 167 will be effective January 1, 2010.  We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supercede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to materially impact our financial statements or results of operations.

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

Subsequent Events – The Company has evaluated events that occurred subsequent to June 30, 2009 through August 14, 2009, the date on which the financial statements for the period ended June 30, 2009 were issued.  Except as disclosed in Note 3, 4 6 and 7 to these financial statements, management concluded that no other events required disclosure in these financial statements.

Note 3.    Series C Redeemable Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”).  Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a $1,671 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551.  On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement, which eliminated the dividend of 5% per annum on the stated value.  The additional amount of $1,671 represents the 5% per annum from October 10, 2000 through February 17, 2004.  The shares of Series C Preferred Stock are subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions.  In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.2551), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired.  In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series C Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series C Preferred Stock.

In accordance with EITF 07-5, Andrea evaluated the Series C Preferred Stock and concluded that it is not indexed to the Company’s stock because of the conversion price adjustment feature described above.  Accordingly, under the provisions of SFAS 133, Andrea evaluated the Series C Preferred Stock embedded conversion feature.  The Company has concluded that the embedded conversion feature would be classified in stockholders’ equity if it were a freestanding instrument as the Series C Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series C instrument and accounted for separately.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2009, there were 89.701477 shares of Series C Preferred Stock outstanding, which were convertible into 4,103,984 shares of Common Stock and remaining accrued dividends of $149,912.

On July 17, 2009, 37.47 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 1,714,314 shares of Common Stock at a conversion price of $0.2551.

Note 4.    Series D Redeemable Convertible Preferred Stock

On February 17, 2004, Andrea entered into a Securities Purchase Agreement (including a Registration Rights Agreement) with certain holders of the Series C Preferred Stock and other investors (collectively, the “Buyers”) pursuant to which the Buyers agreed to invest a total of $2,500,000.  In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock.  These warrants were exercisable at any time after August 17, 2004, at an exercise price of $0.38 per share.  On February 23, 2009, these warrants expired without being exercised.

In addition, on June 4, 2004, the Buyers purchased for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock.  The warrants are exercisable at any time after December 4, 2004 and before June 4, 2009 at an exercise price of $0.17 per share.  On June 4, 2009, these warrants expired without being exercised.

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

In accordance with EITF 07-5, Andrea evaluated the Series D Preferred Stock and concluded that it is not considered to be indexed to the Company’s stock because of the conversion price adjustment feature described above.  Accordingly, under the provisions of SFAS 133, Andrea evaluated the Series D Preferred Stock embedded conversion feature.  The Company has concluded that the embedded conversion feature would be classified in stockholders’ equity if it were a freestanding instrument as the Series D Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series D instrument and accounted for separately.

Additionally, Andrea reviewed the Series D Preferred Stock warrants and concluded that they are considered to be indexed to the Company’s stock within the provisions of EITF 07-5 and were properly classified.

Through June 30, 2009, 281,250 shares of common stock have been issued as a result of exercises of the Series D Preferred Stock Warrants.  There were no Series D Preferred Stock conversions or related Warrant exercises during the six months ended June 30, 2009.

As of June 30, 2009, there were 1,050,001 shares of Series D Preferred Stock outstanding which are convertible into 4,200,004 shares of Common Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 17, 2009, 142,857 shares of Series D Preferred Stock were converted into 571,428 shares of Common Stock at a conversion price of $0.25.

Note 5.    Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's two largest licensing customers accounted for $230,376 and $48,410 of revenues for the three months ended June 30, 2009 and $284,288 and $91,621 of revenues for the three months ended June 30, 2008.  The Company's two largest licensing customers accounted for $386,429 and $48,410 of revenues for the six months ended June 30, 2009 and $285,674 and 193,997 of revenues for the six months ended June 30, 2008.

Note 6.    Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease (from an unrelated party), which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was $21,715 and $42,798 for the three and six-month periods ended June 30, 2009, respectively.  Rent expense under this operating lease was 21,083 and $41,552 for the three and six-month periods ended June 30, 2008, respectively.

As of June 30, 2009, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2009 (July to December 31)	$53,727
2010	106,534
2011	108,974
2012	105,728
2013	96,814
Thereafter	133,283
Total	$605,060

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009, and for the period of August 1, 2009 through July 31, 2010, Mr. Andrea will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board of Directors granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  These 3,000,000 stock options granted have an exercise price of $0.04 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement,  on July 24, 2009, the Board of Directors granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $110,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  These 1,000,000 stock options have an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement.  At June 30, 2009, the future minimum cash commitments under this agreement aggregate $351,042.

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

Legal Proceedings

From time to time, Andrea is involved in routine litigation incidental to the normal course of business.  While it is not feasible to predict or determine the final outcome of any known claims, Andrea believes the resolution of any of these types of matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.  Currently there are no known outstanding  matters.

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

In October 2006, the Board of Directors adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  On July 24, 2009, shareholders approved an amendment to the 2006 Plan to increase the number of shares issuable thereunder.  Effective July 24, 2009, the 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At June 30, 2009, there were 101,345 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three and six months ended June 30, 2009 or 2008.

Option activity during 2009 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2009	14,661,820	$0.32	$0.24	7.89 years	6,973,385	$0.60	$0.45	6.45 years
Cancelled	(135,000)	$6.34	$4.48
At June 30, 2009	14,526,820	$0.26	$0.21	7.47 years	7,007,235	$0.48	$0.36	6.15 years

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended June 30, 2009, 66,600 options vested with a weighted average exercise price of $0.05 and a weighted average fair value of $0.05 per option.  During the six months ended June 30, 2009, 168,850 options vested with a weighted average exercise price of $0.06 and a weighted average fair value of $0.05 per option.  Based on the June 30, 2009 fair market value of the Company’s common stock of $0.04, there is no aggregate intrinsic value for the 14,526,820 options outstanding and 7,007,235 shares exercisable.

Total compensation expense recognized related to stock option awards was $53,773 and $52,821 for the three months ended June 30, 2009 and 2008, respectively.  In the accompanying consolidated statement of operations for the three months ended June 30, 2009, $43,162 of expense is included in general, administrative and selling expenses, $10,389 is included in research and development expenses and $222 is included in cost of revenues.  In the accompanying consolidated statement of operations for the three months ending June 30, 2008, $40,890 of expense is included in general, administrative and selling expenses, $11,550 is included in research and development expenses and $381 is included in cost of revenues.  Total compensation expense recognized related to all stock option awards was $108,662 and $106,637 for the six months ended June 30, 2009 and 2008, respectively.  In the accompanying consolidated statement of operations for the six months ending June 30, 2009, $87,440 of expense is included in general, administrative and selling expenses, $20,778 is included in research and development expenses and $444 is included in cost of revenues.  In the accompanying consolidated statement of operations for the six months ending June 30, 2008, $82,775 of expense is included in general, administrative and selling expenses, $23,100 is included in research and development expenses and $762 is included in cost of revenues.

As of June 30, 2009, there was $127,952 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($57,975 in 2009, $57,056 in 2010 and $12,921 in 2011).

Pursuant to Andrea’s compensation policy for outside directors, on August 8, 2008 and September 12, 2007, Andrea granted 500,000 shares of Common Stock with a fair market value of $0.04 and 400,000 shares of Common Stock with a fair market value of $0.05, respectively.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $5,000 and $5,001 for the three months ended June 30, 2009 and 2008, respectively.   Compensation expense related to these awards was $10,001and $10,002 for the six months ended June 30, 2009 and 2008, respectively.

On July 24, 2009, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 90,908 shares of Common Stock with a fair market value of $0.11 and granted 45,455 stock options to the chairperson on the Audit Committee and 18,182 stock options to each of the other three outside directors.  The stock grants were fully vested on the date of grant and stock option grants provide for an eighteen-month vesting period, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The fair value of these 100,001 stock options was $11,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

Also, on July 24, 2009, the Board granted 1,000,000 stock options to the President and Chief Executive Officer, 200,000 stock options to the Vice President and Chief Financial Officer, and 430,000 stock options to employees of the Company.  Each option grant provides for vesting periods of up to three years, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The fair value of these 1,630,000 stock options was $179,300 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended June 30, 2009 and 2008.

2009 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2009 Three Month Segment Data

Net revenues from external customers	$111,507	$804,047	$915,554
License Revenues	282,007	-	282,007
Loss from operations	6,114	13,734	19,848
Depreciation and amortization	117,900	11,762	129,662
Purchases of property and equipments	6,030	-	6,030
Purchases of patents and trademarks	1,391	8,321	9,712
Assets	3,643,039	1,981,801	5,624,840
Total long lived assets	2,169,151	242,033	2,411,184

2008 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008 Three Month Segment Data

Net revenues from external customers	$196,666	$620,470	$817,136
License Revenues	390,115	-	390,115
Income (loss) from operations	45,047	(53,992)	8,945
Depreciation and amortization	117,545	9,086	126,631
Purchases of property and equipments	2,531	9,581	12,112
Purchases of patents and trademarks	-	23,569	23,569
Assets	3,681,633	1,577,761	5,259,394
Total long lived assets	2,624,235	226,154	2,850,389

The following represents selected condensed consolidated financial information for Andrea’s segments for the six-month periods ended June 30, 2009 and 2008:

2009 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2009 Six Month Segment Data

Net revenues from external customers	$186,918	$1,351,375	$1,538,293
License Revenues	480,848	-	480,848
Loss from operations	198,263	106,684	304,947
Depreciation and amortization	235,554	21,749	257,303
Purchases of property and equipments	2,560	25,089	27,649
Purchases of patents and trademarks	8,423	14,866	23,289

2008 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008 Six Month Segment Data

Net revenues from external customers	$462,209	$1,151,349	$1,613,558
License Revenues	520,333	-	520,333
Loss from operations	192,456	178,562	371,018
Depreciation and amortization	234,888	16,767	251,655
Purchases of property and equipments	5,995	13,047	19,042
Purchases of patents and trademarks	6,155	28,559	34,714

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments as of December 31, 2008.

2008 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008

Assets	3,583,439	1,838,402	5,421,841
Total long lived assets	2,393,721	223,828	2,617,549

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended June 30, 2009 and 2008, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2009	June 30, 2008

Net revenues:
United States	$1,131,135	$1,036,123
Foreign(1)	66,426	171,128
	$1,197,561	$1,207,251

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended June 30, 2009 and June 30, 2008.

For the six-month periods ended June 30, 2009 and 2008, by geographic area, net revenues are as follows:

Geographic Data	June 30, 2009	June 30, 2008

Net revenues:
United States	$1,866,974	$1,758,771
Foreign(2)	152,167	375,120
	$2,019,141	$2,133,891

(2)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the six months ended June 30, 2009 and June 30, 2008.

As of June 30, 2009 and December 31, 2008, accounts receivable by geographic area is as follows:

Geographic Data	June 30, 2009	December 31, 2008

Accounts receivable:
United States	$633,847	$804,433
Foreign	146	-
	$633,993	$804,443

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended June 30, 2009 were $1,197,561 compared to $1,207,251 for the three months ended June 30, 2008.  Net loss for the three months ended June 30, 2009 was $17,712, or $0.00 loss per share on a basic and diluted basis, and $8,891, or $0.00 per share on a basic and diluted basis for the three months ended June 30, 2008.  Our revenues for the six months ended June 30, 2009 were $2,109,141 compared to $2,133,891 for the six months ended June 30, 2008.  Net loss for the six months ended June 30, 2009 was $301,576 or $.00 loss per share on a basic and diluted basis, compared to net loss of $370,163, or $.01 loss per share on a basic and diluted basis for the six months ended June 30, 2008. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  We may have to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through June 2010, provided our net revenues do not materially decline and our operating expenses do not materially increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 63,355,023 were outstanding as of August 11, 2009. The number of shares outstanding does not include an aggregate of 28,505,503 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 45% of the 63,355,023 outstanding shares.  These issuable common shares are comprised of:  a) 16,206,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 6,280,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,389,670 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Results Of Operations

Quarter and Six Months ended June 30, 2009 compared to Quarter and Six Months ended June 30, 2008

Net Revenues

	For the Three Months Ended June 30			For the Six Months Ended June 30
	2009	2008	% Change	2009	2008	% Change

Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$204,353	$98,310	108	$232,877	$123,100	89	(a)
Revenues related to LED headphone products	137,957	7,325	1,783	155,277	18,013	762	(b)
All other Andrea Anti-Noise net product revenues	461,737	514,835	(10)	963,221	1,010,236	(5)
Total Andrea Anti-Noise Products net Product revenues	$804,047	$620,470	30	$1,351,375	$1,151,349	16

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	-	9,800	(100)	-	107,800	(100)	(c)
Consulting revenue to an OEM Customer	-	75,000	(100)	-	150,000	(100)	(d)
All other Andrea DSP Microphone and Audio product revenues	111,507	111,866	-	186,918	204,409	(9)
License revenues	282,007	390,115	(28)	480,848	520,333	(8)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	393,514	586,781	(33)	667,766	982,542	(32)

Total Revenues	$1,197,561	$1,207,251	(1)	$2,019,141	$2,133,891	(5)

(a)
The increase of sales of Andrea Anti-Noise Products is directly related to increased purchases by an OEM customer for use with speech recognition software during the three and six months ended June 30, 2009 as compared to the same periods in 2008.

(b)	The increases of revenues related to blinking LED earbud products are primarily associated with the initial sales of a custom retail product for an OEM customer.
(c)
The significant decreases of revenues of microphone array products to an OEM customer relates to the decreased demand from the OEM customer.  We believe that this decrease is the result of the OEM deciding not to continue bundling a microphone array with all applicable product models.  We do not expect any revenues from the OEM for this product in 2009.

(d)	The decrease in consulting revenue relates to an OEM customer selling the business line for which the consulting revenue related.
(e)
The majority of the decreases in licensing revenues for the three and six months ended June 30, 2009 is a result of one of our OEM licensing partner’s initial launch of our licensed products in their product line during  the three and six months ended June 30, 2008 as compared to the regularly expected licensing revenues for the three and six months ended June 30, 2009.  In addition, these decreases are effected by another one of our OEM licensing partners selling the business line which featured our licensed products.  Although we have entered into a new license agreement with this second partner’s successor, we do not expect the revenues to remain at the level of the predecessor.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended June 30, 2009 increased to 45% from 39% for the three months ended June 30, 2008.  The cost of revenues as a percentage of net revenues for the three months ended June 30, 2009 for Andrea Anti-Noise Products is 59% compared to 63% for the three months ended June 30, 2008.  The cost of revenues as a percentage of net revenues for the three months ended June 30, 2009 and June 30, 2008 for Andrea DSP Microphone and Audio Software Products is 15%.  Cost of revenues as a percentage of net revenues for the six months ended June 30, 2009 decreased to 43% from 45% for the six months ended June 30, 2008.  The cost of revenues as a percentage of net revenues for the six months ended June 30, 2009 for Andrea Anti-Noise Products is 56% compared to 63% for the six months ended June 30, 2008.  The cost of revenues as a percentage of net revenues for the six months ended June 30, 2009 for Andrea DSP Microphone and Audio Software Products is 15% compared to 24% for the six months ended June 30, 2008. The decreases for the Andrea Anti-Noise Products are a result of a decrease in factory overhead expenses.  The decrease for Andrea DSP Microphone and Audio Software Products for the six months ending June 30, 2009 is a result of the decreased sales of array microphone products to an OEM customer.

Research and Development

Research and development expenses for the three months ended June 30, 2009 decreased 23% to $142,853 from $185,341 for the three months ended June 30, 2008.  For the three months ended June 30, 2009, the decrease in research and development expenses reflects a 36% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $80,858, or 57% of total research and development expenses offset in part by a 4% increase in our Andrea Anti-Noise Headset Product efforts to $61,995, or 43% of total research and development expenses.  Research and development expenses for the six months ended June 30, 2009 decreased 23% to $292,366 from $378,745 for the six months ended June 30, 2008.  These decreases primarily relate to decreases in employee compensation and related benefit costs.  For the six months ended June 30, 2009, the decrease in research and development expenses reflects a 58% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $163,347, or 56% of total research and development expenses offset in part by a 7% increase in our Andrea Anti-Noise Headset Product efforts to $129,019, or 44% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 3% to $538,658 for the three months ended June 30, 2009 from $556,273 for the three months ended June 30, 2008.  For the three months ended June 30, 2009, the decrease reflects a 22% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $259,647, or 48% of total general, administrative and selling expenses and a 24% increase in our Andrea Anti-Noise Headset Product efforts to $279,011, or 52% of total general, administrative and selling expenses.  General, administrative and selling expenses remained relative flat, increasing approximately 1% to $1,173,079 for the six months ended June 30, 2009 from $1,166,447 for the six months ended June 30, 2008.  For the six months ended June 30, 2009, the increase reflects a 14% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $600,411, or 51% of total general, administrative and selling expenses and a 15% increase in our Andrea Anti-Noise Headset Product efforts to $572,668, or 49% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the three months ended June 30, 2009 was $2,444 compared to $1,697 for the three months ended June 30, 2008. Interest income, net for the six months ended June 30, 2009 was $4,936 compared to $4,571 for the six months ended June 30, 2008.  The year to date increase in other income is the result of interest earned on higher cash balances in 2009.

Provision for Income Taxes

The provision for income taxes the three months ended June 30, 2009 was $308 compared to a provision for income taxes of $1,643 for the three months ended June 30, 2008.  The provision for income taxes the six months ended June 30, 2009 was $1,565 compared to a provision for income taxes of $3,716 for the six months ended June 30, 2008.  The decrease is a result of a decrease of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net Loss

Net loss for the three months ended June 30, 2009 was $17,712 compared to a net loss of $8,891 for the three months ended June 30, 2008. Net loss for the six months ended June 30, 2009 was $301,576 compared to a net loss of $370,163 for the six months ended June 30, 2008.  The net loss for the three and six month periods ended June 30, 2009 and the net loss for the three months and six months ended June 30, 2008 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to be gross cash flows from operations.  At June 30, 2009, we had cash of $1,764,606 compared with $1,006,951 at December 31, 2008.  The cash balance at June 30, 2009 is primarily a result of our cash provided from operations.

Our working capital balance at June 30, 2009 was $2,220,141 compared to a working capital balance of $2,196,689 at December 31, 2008.  The increase in working capital reflects an increase in total current assets of $409,364 coupled with an increase in total current liabilities of $385,912.  The increase in total current assets reflects an increase in cash of $757,655, a decrease in accounts receivable of $170,440, a decrease in inventory of $307,011, an increase in short term customer deposit of $130,854 and a decrease in prepaid expenses and other current assets of $1,694.  The decrease in accounts receivable is a result of timing of revenues and subsequent collection.  The increase in short term customer deposit and short term deferred revenue is related to a deposit for a product for one of our customers.  The increase in total current liabilities reflects an increase in trade accounts payable of $251,610, an increase in short-term deferred revenue of $130,854 and an increase of $3,448 in other current liabilities. The increase in cash of $757,655 reflects $808,593 of net cash provided by operating activities, and $50,938 of net cash used in investing activities.

The cash provided by operating activities of $808,593, excluding non-cash charges for the six months ended June 30, 2009, is attributable to a $170,440 decrease in accounts receivable, a $352,335 decrease in inventory, a $130,854 increase in short term customer deposit, a $1,694 decrease in prepaid expenses and other current assets, a $251,610 increase in accounts payable, a $130,854 increase in short-term deferred revenue and a $3,448 increase in other current and long-term liabilities.  The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $50,938 reflects $27,649 in purchases of property and equipment and $23,289 of payments related to patents and trademarks.  The increase in property and equipment reflects capital expenditures associated with information technology purchases as well as molds associated with our Andrea Anti-Noise Headset Products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to continue to improve our cash flows in 2009 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of a refreshed product line introduced in the latter part of 2008 as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of August 11, 2009, Andrea has approximately $1,800,000 of cash deposits.  We believe that we have sufficient liquidity available to continue in operation through at least June 2010.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the accompanying condensed consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, within a company have been detected.  Andrea’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect the Company’s internal controls over financial reporting during the period covered by this Quarterly Report.

PART II             OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

Not Applicable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On July 24, 2009, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals:  Douglas J. Andrea (40,485,913 shares for, 9,126,043 shares withheld); Gary A. Jones (27,231,245 shares for, 22,380,711 shares withheld); Louis Libin (27,215,170 shares for, 22,396,786 shares withheld); Joseph J. Migliozzi (27,178,886 shares for, 22,433,070 shares withheld); Jonathan D. Spaet (27,190,942 shares for, 22,421,014 shares withheld).  The  shareholders approved the amendment to the Andrea Electronics Corporation 2006 Equity Compensation Plan to increase the number of shares of Company common stock issuable thereunder (11,454,872 shares for, 7,325,108 shares against, 147,380 shares abstained and 30,684,596 broker non-votes).  In addition, the shareholders ratified the selection of Marcum LLP as the Company's independent accountants for the year ended December 31, 2009 (46,697,264 shares for, 2,594,184 shares against, and 320,508 shares abstained).  Lastly, the shareholder proposal presented at the meeting, having not received the affirmative vote of at least a majority of the votes cast by shareholders, was not approved by shareholders (8,179,792 shares for, 10,376,683 shares against, 370,705 shares abstained and 30,684,596 broker non-votes).

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

a)	Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications*
Exhibit 32 – Section 1350 Certifications*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: August 14, 2009

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2009
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2009
Corisa L. Guiffre	Assistant Corporate Secretary