Form 10-Q
period 2009-09-30
ANDREA ELECTRONICS CORP
filed 2009-11-16
CIK 6494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):	631-719-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 13, 2009, there were 63,538,029 common shares outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash	$2,252,795	$1,006,951
Accounts receivable, net of allowance for doubtful accounts of $6,211 and $7,815, respectively	383,928	804,433
Inventories, net	781,127	868,213
Short term customer deposit	93,168	-
Prepaid expenses and other current assets	102,194	124,695
Total current assets	3,613,212	2,804,292

Property and equipment, net	63,385	60,904
Intangible assets, net	2,220,473	2,543,781
Other assets, net	12,864	12,864
Total assets	$5,909,934	$5,421,841

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$733,000	$272,439
Accrued Series C Preferred Stock Dividends	80,606	149,912
Short-term deferred revenue	123,168	40,000
Other current liabilities	171,441	145,252
Total current liabilities	1,108,215	607,603

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 48.2 and 89.7 shares, respectively; liquidation value: $482,314 and $897,014, respectively.	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 and 1,050,001 shares, respectively; liquidation value: $907,144 and $1,050,001, respectively.	9,072	10,500
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,538,029 and 60,978,373 shares, respectively.	635,380	609,784
Additional paid-in capital	77,050,190	76,814,249
Accumulated deficit	(72,892,924)	(72,620,296)

Total shareholders’ equity	4,801,719	4,814,238

Total liabilities and shareholders’ equity	$5,909,934	$5,421,841

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues
Net product revenues	$1,039,711	$946,575	$2,578,004	$2,560,133
License revenues	358,256	337,382	839,104	857,715
Revenues	1,397,967	1,283,957	3,417,108	3,417,848

Cost of revenues	646,368	526,311	1,505,011	1,486,028

Gross margin	751,599	757,646	1,912,097	1,931,820

Research and development expenses	148,913	179,062	441,279	557,807

General, administrative and selling expenses	578,165	555,326	1,751,244	1,721,773

Income (loss) from operations	24,521	23,258	(280,426)	(347,760)

Interest income, net	4,782	2,031	9,718	6,602

Income (loss) before provision for income taxes	29,303	25,289	(270,708)	(341,158)

Provision for income taxes	355	-	1,920	3,716

Net income (loss)	$28,948	$25,289	$(272,628)	$(344,874)

Basic weighted average shares	62,952,705	60,149,236	61,643,716	59,957,908

Diluted weighted average shares	72,608,050	69,426,298	61,643,716	59,957,908

Basic and diluted net income (loss) per share	$.00	$.00	$(.00)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2009	89.701477	$1	1,050,001	$10,500	60,978,373	$609,784	$76,814,249	$(72,620,296)	$4,814,238

Conversions of Series C Convertible Preferred Stock	(41.470045)	-	-	-	1,897,320	18,973	50,333	-	69,306

Conversions of Series D Convertible Preferred Stock	-	-	(142,857)	(1,428)	571,428	5,714	(4,286)	-	-

Stock-based Compensation Expense related to Stock Grants to Outside Directors	-	-	-	-	90,908	909	20,756	-	21,665

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	169,138	-	169,138

Net loss	-	-	-	-	-	-	-	(272,628)	(272,628)

Balance, September 30, 2009	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,050,190	$(72,892,924)	$4,801,719

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(272,628)	$(344,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	387,710	380,225
Stock-based compensation expense	190,803	191,008
Inventory reserve	(46,172)	26,522

Change in:
Accounts receivable	420,505	267,379
Inventories	133,258	(320,103)
Short term customer deposit	(93,168)	-
Prepaid expenses and other current assets	22,501	(13,732)
Trade accounts payable	460,561	165,382
Short-term deferred revenue	83,168	-
Accrued Series C Preferred Stock Dividends	(69,306)	-
Other current liabilities	95,495	64,072
Net cash provided by operating activities	1,312,727	415,879

Cash flows from investing activities:
Purchases of property and equipment	(33,032)	(35,512)
Purchases of patents and trademarks	(33,851)	(35,252)
Net cash used in investing activities	(66,883)	(70,764)

Net increase in cash and cash equivalents	1,245,844	345,115

Cash, beginning of period	1,006,951	811,403
Cash, end of period	$2,252,795	$1,156,518

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$7,040	$14,211

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

Accounting Standards Codification - During the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-01, “Amendments Based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”).  The ASC became the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The ASC reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the ASC became nonauthoritative. The adoption of the ASC did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position and results of operations. All prior references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the ASC.

Management's Liquidity Plans - As of September 30, 2009, Andrea had working capital of $2,504,997 and cash on hand of $2,252,795.  Andrea’s income from operations was $24,521 for the three months ended September 30, 2009.  Andrea incurred a loss from operations of $280,426 for the nine months ended September 30, 2009.  Andrea plans to continue to improve its cash flows during 2009 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through a refreshed product line, which the Company introduced in September 2008, as well as the increased efforts of the Company to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of November 13, 2009, Andrea had approximately $2,000,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least September 2010.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has generated cash flows from operations.  If Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Total potential common shares as of:
Options to purchase common stock (Note 7)	8,384,321	12,336,820	16,174,321	14,676,820
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	-	-	2,206,664	4,149,736
Series D Convertible Preferred Stock and related warrants (Note 4)	-	5,158,344	3,628,576	9,929,776

Total potential common shares	8,384,321	17,495,164	22,009,561	28,756,332

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
Net income (loss)	$28,948	$25,289	$(272,628)	$(344,874)
Denominator:
Weighted average shares	62,952,705	60,149,236	61,643,716	59,957,908
Effect of dilutive securities:
Series C Convertible Preferred Stock	2,206,664	4,149,736	-	-
Series D Convertible Preferred Stock	3,628,576	4,771,432	-	-
Employee stock options	3,820,105	355,894	-	-
Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	72,608,050	69,426,298	61,643,716	59,957,908

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less.  At times during the periods ended September 30, 2009 and December 31, 2008, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At September 30, 2009, the Company’s cash is held at three financial institutions.

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Customer A	22%	15%	20%	14%
Customer B	*	15%	*	*
Customer C	13%	*	*	*
Customer D	11%	*	*	*
Customer E	*	16%	*	16%

_________________
* Amounts are less than 10%

Customer C and Customer D accounted for approximately 13% and 30%, respectively, of total accounts receivable at September 30, 2009.  Customer A and Customer E accounted for approximately 61% and 13%, respectively, of total accounts receivable at December 31, 2008.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Supplier A	100%	96%	94%	54%

_________________
* Amounts are less than 10%

At September 30, 2009, Supplier A accounted for approximately $487,667, or 77% of accounts payable.

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

	September 30, 2009	December 31, 2008

Raw materials	$31,398	$31,550
Work in Process	-	36,291
Finished goods	1,405,378	1,502,193
	1,436,776	1,570,034
Less: reserve for obsolescence	(655,649)	(701,821)
	$781,127	$868,213

Intangible and Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.  This new cost basis will be net of any recorded impairment.  At September 30, 2009 and December 31, 2008, Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

Andrea amortizes its core technology, patents and trademarks on a straight-line basis over the estimated useful lives of its intangible assets that range from 15 to 17 years.  For the three-month periods ended September 30, 2009 and 2008, amortization expense was $119,246 and $119,487, respectively.  For the nine-month periods ended September 30, 2009 and 2008, amortization expense was $357,159 and $356,978, respectively.

Revenue Recognition - Non-software related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment.  With respect to licensing revenues, Andrea recognizes revenue in accordance with ASC 985, “Software” and ASC 605 “Revenue Recognition.”  License revenue is recognized based on the terms and conditions of individual contracts (see Note 5).  In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes - The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Since cumulative losses weigh heavily in the overall assessment, Andrea provides a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests Andrea’s ability to utilize such assets.  If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2003 through 2008.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2009, Andrea had three stock-based employee compensation plans, which are described more fully in Note 7.  Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Recently Issued Accounting Pronouncements

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"), now incorporated into ASC Sub Topic 815-40 “Contract in Entity’s Own Stock”  (“Sub Topic 815-40”).  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted.  The adoption of this statement did not have an effect on the Company’s consolidated financial position, liquidity, or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” now incorporated in ASC 855, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the Company’s consolidated financial position and results of operations.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  This standard has not yet been integrated into the ASC.  SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  SFAS 167 will be effective January 1, 2010.  We do not expect the adoption of SFAS 167 to have any impact on our financial statements or results of operations.

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 “Revenue Recognition”, which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed their assessment of this new guidance on their financial condition, results of operations or cash flows.

In October 2009, the FASB issued new accounting guidance, under ASC Topic 985 “Software”, which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed their assessment of this new guidance on their financial condition, results of operations or cash flows.

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

Subsequent Events - The Company has evaluated events that occurred subsequent to September 30, 2009 through November 16, 2009, the date on which the financial statements for the period ended September 30, 2009 were issued.  Except as disclosed in Note 7 to these financial statements, management concluded that no events required disclosure in these financial statements.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with Sub Topic 815-40, Andrea evaluated the Series C Preferred Stock and concluded that it is not indexed to the Company’s stock because of the conversion price adjustment feature described above.  Accordingly, under the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”), Andrea evaluated the Series C Preferred Stock embedded conversion feature.  The Company has concluded that the embedded conversion feature would be classified in stockholders’ equity if it were a freestanding instrument as the Series C Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series C instrument and accounted for separately.

On July 17, 2009, 37.47 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 1,714,314 shares of Common Stock at a conversion price of $0.2551. On September 8, 2009, 4.0 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 183,006 shares of Common Stock at a conversion price of $0.2551.

As of September 30, 2009, there were 48.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,206,664 shares of Common Stock and remaining accrued dividends of $80,606.

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

In addition, on June 4, 2004, the Buyers purchased for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock.  The warrants were exercisable at any time after December 4, 2004 and before June 4, 2009 at an exercise price of $0.17 per share.  On June 4, 2009, these warrants expired without being exercised.

The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock.  The Company is required to maintain an effective registration statement from the time of issuance until the earlier of (i) the date as of which the investors may sell all of the securities for the common stock issuable under the Series D Preferred Stock covered by the registration statement without restriction under SEC rules or (ii) the date on which the investors shall have sold all the securities covered by the registration statement.  In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority.  In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder of such registrable securities a Registration Delay Payment.  This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that may be considered grace periods as defined by the Registration Rights Agreement).

In accordance with Sub Topic 815-40, Andrea evaluated the Series D Preferred Stock and concluded that it is not considered to be indexed to the Company’s stock because of the conversion price adjustment feature described above.  Accordingly, under the provisions of ASC 815, Andrea evaluated the Series D Preferred Stock embedded conversion feature.  The Company has concluded that the embedded conversion feature would be classified in stockholders’ equity if it were a freestanding instrument as the Series D Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series D instrument and accounted for separately.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, Andrea reviewed the Series D Preferred Stock warrants and concluded that they are considered to be indexed to the Company’s stock within the provisions of ASC 815-40 and were properly classified.

Through September 30, 2009, 281,250 shares of common stock have been issued as a result of exercises of the Series D Preferred Stock Warrants.  There were no Series D Preferred Stock Warrant exercises during the nine months ended September 30, 2009.

On July 17, 2009, 142,857 shares of Series D Preferred Stock were converted into 571,428 shares of Common Stock at a conversion price of $0.25.

As of September 30, 2009, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5.   Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's two largest licensing customers accounted for $306,476 and $39,750 of revenues for the three months ended September 30, 2009 and $186,459 and $128,664 of revenues for the three months ended September 30, 2008.  The Company's two largest licensing customers accounted for $692,905 and $88,160 of revenues for the nine months ended September 30, 2009 and $472,133 and $322,661 of revenues for the nine months ended September 30, 2008.

Note 6.   Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease (from an unrelated party), which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was $21,715 and $64,513 for the three and nine-month periods ended September 30, 2009, respectively and $21,083 and $62,634 for the three and nine-month periods ended September 30, 2008, respectively.

As of September 30, 2009, the future minimum annual lease payments under this lease and all non-cancelable operating leases are as follows:

2009 (October 1 to December 31)	$26,145
2010	106,534
2011	108,974
2012	105,728
2013	96,814
Thereafter	133,283
Total	$577,478

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J. Andrea.  The effective date of the employment agreement is August 1, 2008 and the agreement expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009, and for the period of August 1, 2009 through July 31, 2010, Mr. Andrea will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board of Directors granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  These 3,000,000 stock options granted have an exercise price of $0.04 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement, on July 24, 2009, the Board of Directors granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $110,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  These 1,000,000 stock options have an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement.  At September 30, 2009, the future minimum cash commitments under this agreement aggregate $271,820.

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

Legal Proceedings

Andrea is not involved in any pending legal proceedings.

Note 7.   Stock Plans and Stock Based Compensation

In 1991, the Board of Directors of Andrea adopted the 1991 Performance Equity Plan (“1991 Plan”), which was approved subsequently by the shareholders. The 1991 Plan, as amended, authorized the granting of awards, the exercise of which allowed up to an aggregate of 4,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  Stock options granted to employees and directors under the 1991 Plan were granted for terms of up to 10 years at an exercise price equal to the market value at the date of grant.  No further awards will be granted under the 1991 Plan.

In 1998, the Board of Directors adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorized the granting of awards, the exercise of which allowed up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards could take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards could be granted to key employees, officers, directors and consultants.  No further awards will be granted under the 1998 Plan.

In October 2006, the Board of Directors adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  On July 24, 2009, shareholders approved an amendment to the 2006 Plan to increase the number of shares issuable under the 2006 Plan to 18,000,000.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At September 30, 2009, there were 6,280,436 shares available for further issuance under the 2006 Plan.

The stock option awards granted under these plans have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant, with vesting periods of up to four years and 10-year contractual terms.

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

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2009 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30, 2009	Nine months ended September 30, 2009

Expected life in years	6	6
Risk-free interest rates	2.90%	2.90%
Volatility	163.21%	163.21%
Dividend yield	0%	0%

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2008 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30, 2008	Nine months ended September 30, 2008

Expected life in years	6	6
Risk-free interest rates	3.35%	3.38%
Volatility	146.91%	146.59%
Dividend yield	0%	0%

Option activity during 2009 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2009	14,661,820	$0.32	$0.24	7.89 years	6,973,385	$0.60	$0.45	6.45 years
Granted	1,730,001	$0.11	$0.11
Cancelled	(217,500)	$5.97	$4.24
At September 30, 2009	16,174,321	$0.22	$0.18	7.53 years	9,642,350	$0.32	$0.25	6.59 years

During the three months ended September 30, 2009, 2,717,615 options vested with a weighted average exercise price of $0.08 and a weighted average fair value of $0.07 per option.  During the nine months ended September 30, 2009, 2,886,465 options vested with a weighted average exercise price of $0.08 and a weighted average fair value of $0.07 per option.

Based on the September 30, 2009 fair market value of the Company’s common stock of $0.12, the aggregate intrinsic value for the 16,174,321 options outstanding and 9,642,350 shares exercisable is $625,118 and $304,587, respectively.

Total compensation expense recognized related to stock option awards was $60,476 and $66,871 for the three months ended September 30, 2009 and 2008, respectively.  In the accompanying consolidated statement of operations for the three months ended September 30, 2009, $48,060 of expense is included in general, administrative and selling expenses, $11,399 is included in research and development expenses and $1,017 is included in cost of revenues.  In the accompanying consolidated statement of operations for the three months ending September 30, 2008, $52,061 of expense is included in general, administrative and selling expenses, $14,408 is included in research and development expenses and $402 is included in cost of revenues.  Total compensation expense recognized related to all stock option awards was $169,138 and $173,508 for the nine months ended September 30, 2009 and 2008, respectively.  In the accompanying consolidated statement of operations for the nine months ending September 30, 2009, $134,894 of expense is included in general, administrative and selling expenses, $32,177 is included in research and development expenses and $2,067 is included in cost of revenues.  In the accompanying consolidated statement of operations for the nine months ending September 30, 2008, $134,836 of expense is included in general, administrative and selling expenses, $37,508 is included in research and development expenses and $1,164 is included in cost of revenues.

As of September 30, 2009, there was $257,776 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($51,005 in 2009, $145,154 in 2010, $49,957 in 2011 and $11,660 in 2012).

Pursuant to Andrea’s compensation policy for outside directors, on July 24, 2009 and August 8, 2008, Andrea granted 90,908 shares of Common Stock with a fair market value of $0.11 and 500,000 shares of Common Stock with a fair market value of $0.04, respectively.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $11,663 and $7,498 for the three months ended September 30, 2009 and 2008, respectively.   Compensation expense related to these awards was $21,665 and $17,500 for the nine months ended September 30, 2009 and 2008, respectively.

On July 24, 2009, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 45,455 stock options to the chairperson on the Audit Committee and 18,182 stock options to each of the other three outside directors.  The stock option grants provide for an eighteen-month vesting period, an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The fair value of these 100,001 stock options was $11,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On November 11, 2009, the Board granted 250,000 stock options to employees of the Company.  Each option grant provides for vesting periods of up to three years, an exercise price of $0.08 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  The fair value of these 250,000 stock options was $20,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

Note 8.   Segment Information

Andrea follows the provisions of ASC 280 “Reporting” (“ASC 280”).  Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products.  Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology.  Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended September 30, 2009 and 2008.

2009 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2009 Three Month Segment Data

Net revenues from external customers	$91,437	$948,274	$1,039,711
License Revenues	358,256	-	358,256
Income (loss) from operations	34,441	(9,920)	24,521
Depreciation and amortization	117,902	12,504	130,406
Purchases of property and equipments	2,153	3,229	5,382
Purchases of patents and trademarks	1,245	4,484	5,729
Assets	3,605,719	2,304,215	5,909,934
Total long lived assets	2,055,036	241,686	2,296,722

2008 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008 Three Month Segment Data

Net revenues from external customers	$158,045	$788,530	$946,575
License Revenues	337,382	-	337,382
Income (loss) from operations	30,428	(7,170)	23,258
Depreciation and amortization	117,803	10,767	128,570
Purchases of property and equipments	2,620	13,850	16,470
Purchases of patents and trademarks	-	538	538
Assets	3,765,725	1,942,869	5,708,594
Total long lived assets	2,509,052	229,775	2,738,827

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments for the nine-month periods ended September 30, 2009 and 2008:

2009 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2009 Nine Month Segment Data

Net revenues from external customers	$278,355	$2,299,649	$2,578,004
License Revenues	839,104	-	839,104
Loss from operations	163,822	116,604	280,426
Depreciation and amortization	353,457	34,253	387,710
Purchases of property and equipments	4,201	28,831	33,032
Purchases of patents and trademarks	10,570	23,281	33,851

2008 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008 Nine Month Segment Data

Net revenues from external customers	$620,254	$1,939,879	$2,560,133
License Revenues	857,715	-	857,715
Loss from operations	(162,028)	(185,732)	(347,760)
Depreciation and amortization	352,691	27,534	380,225
Purchases of property and equipments	8,616	26,896	35,512
Purchases of patents and trademarks	6,155	29,097	35,252

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended September 30, 2009 and 2008, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2009	September 30, 2008

Net revenues:
United States	$1,287,207	$1,208,992
Foreign(1)	110,760	74,965
	$1,397,967	$1,283,957

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended September 30, 2009 and September 30, 2008.

For the nine-month periods ended September 30, 2009 and 2008, by geographic area, net revenues are as follows:

Geographic Data	September 30, 2009	September 30, 2008

Net revenues:
United States	$3,154,181	$2,967,763
Foreign(2)	262,927	450,085
	$3,417,108	$3,417,848

(2)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the nine months ended September 30, 2009 and September 30, 2008.

As of September 30, 2009, accounts receivable by geographic area is as follows:

Geographic Data	September 30, 2009

Accounts receivable:
United States	$383,928
Foreign	-
$383,928

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Critical Accounting Policies

Our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements contain information that is pertinent to management's discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2008. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10K for the year ended December 31, 2008.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended September 30, 2009 were $1,397,967 compared to $1,283,957 for the three months ended September 30, 2008.  Net income for the three months ended September 30, 2009 was $28,948, or $0.00 per share on a basic and diluted basis, and $25,289, or $0.00 per share on a basic and diluted basis for the three months ended September 30, 2008.  Our revenues for the nine months ended September 30, 2009 were $3,417,108 compared to $3,417,848 for the nine months ended September 30, 2008.  Net loss for the nine months ended September 30, 2009 was $272,628 or $.00 loss per share on a basic and diluted basis, compared to net loss of $344,874, or $.01 loss per share on a basic and diluted basis for the nine months ended September 30, 2008. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations, and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  We may have to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through September 2010, provided our net revenues do not materially decline and our operating expenses do not materially increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 63,538,029 were outstanding as of November 13, 2009. The number of shares outstanding does not include an aggregate of 28,289,997 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 45% of the 63,538,029 outstanding shares.  These issuable common shares are comprised of:  a) 16,186,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 6,267,936 shares reserved for future grants under our 2006 Stock Plan; c) 2,206,664 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Results Of Operations

Three and Nine Months ended September 30, 2009 compared to Three and Nine Months ended September 30, 2008

Net Revenues

	For the Three Months Ended September 30			For the Nine Months Ended September 30
	2009	2008	% Change	2009	2008	% Change

Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	-	$190,143	(100)	$233,003	$313,243	(26)	(a)
Sales of products to OEM customers for use with educational software	307,985	200,692	53	571,321	442,876	29	(b)
Revenues related to LED headphone products	180,587	-	100	335,864	16,353	1,954	(c)
All other Andrea Anti-Noise net product revenues	459,702	397,695	16	1,159,461	1,167,407	(1)
Total Andrea Anti-Noise Products net Product revenues	$948,274	$788,530	20	$2,299,649	$1,939,879	19

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	-	-	-	-	107,800	(100)	(d)
Consulting revenue to an OEM Customer	-	75,000	(100)	-	255,000	(100)	(e)
All other Andrea DSP Microphone and Audio product revenues	91,437	83,045	(42)	278,355	287,454	(3)
License revenues	358,256	337,382	6	839,104	857,715	(2)
Total Andrea DSP Microphone and Audio Software Products revenues	449,693	495,427	(9)	1,117,459	1,477,969	(24)

Total Revenues	$1,397,967	$1,283,957	9	$3,417,108	$3,417,848	-

(a)
The decreases in sales of Andrea Anti-Noise Products is directly related to decreased purchases by an OEM customer for use with speech recognition software during the three and nine months ended September 30, 2009 as compared to the same periods in 2008.

(b)	The increases in sales of products to OEM customers for use with educational software is a result of Andrea creating customized products to meet each of the OEM’s particular needs.
(c)	The increases in revenues related to blinking LED earbud products are primarily associated with the initial sales of a custom retail product for an OEM customer.
(d)
The decreases in sales of microphone array products to an OEM customer relates to the decreased demand from the OEM customer.  We believe that this decrease is the result of the OEM deciding not to continue bundling a microphone array with all applicable product models.  We do not expect any revenues from the OEM for this product in 2009.

(e)	The decrease in consulting revenue relates to an OEM customer selling the business line for which the consulting revenue related.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended September 30, 2009 increased to 46% from 41% for the three months ended September 30, 2008.  The cost of revenues as a percentage of net revenues for the three months ended September 30, 2009 for Andrea Anti-Noise Products is 62% compared to 61% for the three months ended September 30, 2008.  The cost of revenues as a percentage of net revenues for the three months ended September 30, 2009 for the Andrea DSP Microphone and Audio Software Products is 13% compared to 10% for the three months ended September 30, 2008.  Cost of revenues as a percentage of net revenues for the nine months ended September 30, 2009 and September 30, 2008 was 44%.  The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2009 for Andrea Anti-Noise Products is 59% compared to 62% for the nine months ended September 30, 2008.  The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2009 for Andrea DSP Microphone and Audio Software Products is 14% compared to 19% for the nine months ended September 30, 2008. The increase in cost of revenues as a percentage of sales for the Andrea Anti-Noise Products for the three months ending September 30, 2009 is a result of an increase in factory overhead expenses.  The decrease in cost of revenues as a percentage of sales for the Andrea Anti-Noise Products for the nine months ending September 30, 2009 is the result of a decrease in decreased factory overhead expenses in the first six months of 2009 as compared to 2008.  The increase in cost of revenues as a percentage of sales for Andrea DSP Microphone and Audio Software Products for the three months ending September 30, 2009 is a result of the decreased consulting revenue from an OEM customer.  The decrease in cost of revenues as a percentage of sales for Andrea DSP Microphone and Audio Software Products for the nine months ending September 30, 2009 is a result of the decreased sales of array microphone products to an OEM customer.

Research and Development

Research and development expenses for the three months ended September 30, 2009 decreased 17% to $148,913 from $179,062 for the three months ended September 30, 2008.  For the three months ended September 30, 2009, the decrease in research and development expenses reflects a 36% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $75,794, or 51% of total research and development expenses, offset in part by a 19% increase in our Andrea Anti-Noise Headset Product efforts to $73,119, or 49% of total research and development expenses.  Research and development expenses for the nine months ended September 30, 2009 decreased 21% to $441,279 from $557,807 for the nine months ended September 30, 2008.  These decreases primarily relate to decreases in employee compensation and related benefit costs.  For the nine months ended September 30, 2009, the decrease in research and development expenses reflects a 36% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $239,141, or 54% of total research and development expenses, offset in part by a 11% increase in our Andrea Anti-Noise Headset Product efforts to $202,138, or 46% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 4% to $578,165 for the three months ended September 30, 2009 from $555,326 for the three months ended September 30, 2008.  For the three months ended September 30, 2009, the increase reflects a 6% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $281,262, or 49% of total general, administrative and selling expenses and a 16% increase in our Andrea Anti-Noise Headset Product efforts to $296,903, or 51% of total general, administrative and selling expenses.  General, administrative and selling expenses increased approximately 2% to $1,751,244 for the nine months ended September 30, 2009 from $1,721,773 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, the increase reflects a 10% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $881,673, or 50% of total general, administrative and selling expenses and a 17% increase in our Andrea Anti-Noise Headset Product efforts to $869,571, or 50% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the three months ended September 30, 2009 was $4,782 compared to $2,031 for the three months ended September 30, 2008. Interest income, net for the nine months ended September 30, 2009 was $9,718 compared to $6,602 for the nine months ended September 30, 2008.  The year to date increase in interest income is the result of increased interest earned on higher cash balances in 2009.

Provision for Income Taxes

The provision for income taxes the three months ended September 30, 2009 was $355 compared to a provision for income taxes of $0 for the three months ended September 30, 2008.  The provision for income taxes for the nine months ended September 30, 2009 was $1,920 compared to a provision for income taxes of $3,716 for the nine months ended September 30, 2008.  The decrease is a result of a decrease of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net Income (loss)

Net income for the three months ended September 30, 2009 was $28,948 compared to net income of $25,289 for the three months ended September 30, 2008.  Net loss for the nine months ended September 30, 2009 was $272,628 compared to net loss of $344,874 for the nine months ended September 30, 2008.  The net income for the three months ended September 30, 2009 and September 30, 2008 and the net loss for the nine months ended September 30, 2009 and September 30, 2008 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At September 30, 2009, we had cash of $2,252,795 compared with $1,006,951 at December 31, 2008.  The cash balance at September 30, 2009 is primarily a result of our cash provided from operations.

Our working capital balance at September 30, 2009 was $2,504,997 compared to a working capital balance of $2,196,689 at December 31, 2008.  The increase in working capital reflects an increase in total current assets of $808,920 coupled with an increase in total current liabilities of $500,612.  The increase in total current assets reflects an increase in cash of $1,245,844, a decrease in accounts receivable of $420,505, a decrease in inventory of $87,086, an increase in short term customer deposit of $93,168 and a decrease in prepaid expenses and other current assets of $22,501.  The decrease in accounts receivable is a result of timing of revenues and subsequent collection.  The increase in short term customer deposit and short term deferred revenue is related to a deposit for a product for one of our customers.  The increase in total current liabilities reflects an increase in trade accounts payable of $460,561, an increase in short-term deferred revenue of $83,168, a decrease of $69,306 in accrued Series C Preferred Stock dividends and an increase of $95,495 in other current liabilities. The increase in cash of $1,245,844 reflects $1,312,727 of net cash provided by operating activities, and $66,883 of net cash used in investing activities.

The cash provided by operating activities of $1,312,727, excluding non-cash charges for the nine months ended September 30, 2009, is attributable to a $420,505 decrease in accounts receivable, a $133,258 decrease in inventory, a $93,168 increase in short term customer deposits, a $22,501 decrease in prepaid expenses and other current assets, a $460,561 decrease in accounts payable, a $83,168 increase in short-term deferred revenue, a $69,306 decrease in accrued Series C Preferred Stock dividends and a $95,495 increase in other current and long-term liabilities.  The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $66,883 reflects $33,032 in purchases of property and equipment and $33,851 of payments related to patents and trademarks.  The increase in property and equipment reflects capital expenditures associated with information technology purchases as well as molds associated with our Andrea Anti-Noise Headset Products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to continue to improve our cash flows in 2009 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of a refreshed product line introduced in the latter part of 2008 as well as the increased efforts into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of November 13, 2009, Andrea has approximately $2,000,000 of cash deposits.  We believe that we have sufficient liquidity available to continue in operation through at least September 2010.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

On July 24, 2009, at the Annual Meeting of Shareholders of the Company, the shareholders elected as directors of the Company for terms of one year, the following individuals:  Douglas J. Andrea (40,485,913 shares for, 9,126,043 shares withheld); Gary A. Jones (27,231,245 shares for, 22,380,711 shares withheld); Louis Libin (27,215,170 shares for, 22,396,786 shares withheld); Joseph J. Migliozzi (27,178,886 shares for, 22,433,070 shares withheld); Jonathan D. Spaet (27,190,942 shares for, 22,421,014 shares withheld).  The  shareholders approved the amendment to the Andrea Electronics Corporation 2006 Equity Compensation Plan to increase the number of shares of Company common stock issuable thereunder (11,454,872 shares for, 7,325,108 shares against, 147,380 shares abstained and 30,684,596 broker non-votes).  In addition, the shareholders ratified the selection of Marcum LLP as the Company's independent registered public accountants for the year ended December 31, 2009 (46,697,264 shares for, 2,594,184 shares against, and 320,508 shares abstained).  Lastly, the shareholder proposal presented at the meeting, having not received the affirmative vote of at least a majority of the votes cast by shareholders, was not approved by shareholders (8,179,792 shares for, 10,376,683 shares against, 370,705 shares abstained and 30,684,596 broker non-votes).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications*

Exhibit 32 – Section 1350 Certifications*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 16, 2009

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 16, 2009
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 16, 2009
Corisa L. Guiffre	Assistant Corporate Secretary