Form 10-K
period 2009-12-31
ANDREA ELECTRONICS CORP
filed 2010-03-16
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

  Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 631-719-1800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  __  No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes__ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,116,863 based upon the closing price of $0.04 as quoted on the Over the Counter Market on June 30, 2009.

The number of shares outstanding of the registrant’s Common Stock as of March 12, 2010, was 63,538,029.

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

We are currently targeting our far-field technologies at 1) the desktop and laptop computing market; 2) the video and audio conferencing market and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication.  Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our software noise cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business.  Net revenues of such technologies and products during the years ended December 31, 2009 and 2008 approximated 32% and 48%, respectively, of our total net revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product Business – Our headset microphone products help to ensure clear speech in personal computer and VoIP headset applications. Our Active Noise Cancellation  microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone technology uses electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard Noise Canceling headset products, these products comprise our Andrea Anti-Noise Headset Product segment.  During the years ended December 31, 2009 and 2008, our Andrea Anti-Noise Headset Product segment approximated 68% and 52%, respectively, of our total net revenues.

For more financial information regarding our operating segments, see Note 15 of the accompanying consolidated financial statements.

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

Andrea DSP Microphone and Audio Software Technology

This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry to eliminate unwanted noise in the speaker’s environment. Our Andrea DSP Microphone and Audio Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. An example of this is a person using a notebook computer with embedded web cam and array microphone who wants to video conference using VoIP with a friend in another country.  We have also engineered our Andrea DSP Microphone and Audio Software Products to be compatible with Universal Serial Bus, or USB, computer architecture. USB is an industry standard for connecting peripherals, such as microphones, earphones, headsets, keyboards, mice, joysticks, scanners and printers, to personal computers. We believe that our Andrea DSP Microphone and Audio Software technology achieve far-field microphone performance previously unattainable through microphones based on mechanical acoustic designs and microphones based on analog signal processing.

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

Active Noise Reduction (“ANR”) Earphone Technology. This technology is based on analog signal processing circuits that electronically reduce the amount of noise in the environment that the listener would otherwise hear in the earphone. Our ANR earphones improve the quality of speech and audio heard by a listener in noisy environments, particularly those characterized by low frequency sounds, such as those in aircraft, machine rooms, factories, automobiles, trucks and other ground transportation equipment.

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP, NC, ANC and ANR microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products for the following applications:

•	Speech recognition for word processing, database, and similar applications;

•	Distance Learning (education through the use of Internet-based lessons and training information);

•	Audio/videoconferencing;

•	Internet telephony and Voice Chat;

•	Cellular and other wireless telecommunications; and

•	Telematics, or in-vehicle computing (the use of computer-controlled systems in automobiles and trucks)

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

Andrea Superbeam Array Microphone. Andrea’s patented DSDA™ adaptive beam forming system powers Andrea’s SuperBeam Array Microphone which enables more intelligible audio by forming a beam toward the speaker and eliminating background noises that are outside of the beam.  DSDA is particularly effective for small office/home office use, providing an untethered noise cancelling microphone experience while gaining all the benefits of a regular headset.

Andrea USB-SA External Digital Sound Card. Andrea’s PureAudio™ USB-SA with patented noise reduction technology eliminates noise problems by utilizing high quality digital circuitry and state of the art noise reduction algorithm software. This format bypasses your desktop or laptop computer’s sound system, providing increased intelligibility and performance of stereo microphone input and stereo speaker output for all of your digital audio applications including VoIP and speech recognition programs.  Your headset, microphone or speakers will perform only as good as the sound card or integrated audio system that you plug into. Most laptops and PCs today have built-in audio systems that are often placed close to noisy components like the power supply or high frequency processors. In addition, PCs may be used in high noise level environments which can affect the performance of voice applications.

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

ANC Products.  ANC Products are our premium close talking microphone platform for enhancing speech recognition applications.  All of our ANC products are sold through our internal contact center.  ANC headset products incorporate a dual microphone system design that optimizes the acoustic performance of the sound.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2013 to 2025.  We also have other patent applications currently pending; however, we cannot assure that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products.  For the years ended December 31, 2009 and 2008, total research and development expenses were $607,877 and $728,187, respectively. During 2010, we expect research and development expenses to remain at the same level when compared to 2009.  We expect this will occur as a result of our overall plan to improve cash flows by containing our expenses.  Additionally, most of Andrea’s core technology is already developed, and therefore, heightened emphasis will be placed on application engineering, sales and marketing activity and less emphasis will be placed on research and development.  No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Production Operations

In 2009 and 2008, all of our assembly operations were done with subcontractors in Asia or in the United States.  Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply.  However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2009, we had 19 employees, of whom 4 were engaged in production and related operations, 6 were engaged in research and development, and 9 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees.  In addition to our regular employees, we utilize 8 independent consultants (4 are sales representatives, 2 are engaged for administration purposes and 2 engaged in research and development activities).

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the years ended December 31, 2009 and 2008 were approximately $4.7 million each year.  Net loss for the year ended December 31, 2009 was approximately $167,000, or $0.00 per share on a basic and diluted basis, versus net loss of approximately $327,000, or $0.01 per share on a basic and diluted basis for the year ended December 31, 2008.  We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations, and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  We may have to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through December 2010, provided our net revenues do not decline and our operating expenses do not increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Stockholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 63,538,029 were outstanding as of March 12, 2010.  The number of shares outstanding does not include an aggregate of 28,219,997 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 44% of the 63,538,029 outstanding shares.  These issuable common shares are comprised of:  a) 16,116,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 6,267,936 shares reserved for future grants under our 2006 Stock Plan; c) 2,206,664 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related warrants may result in substantial dilution to other holders of our common stock.

As of March 12, 2010, we had 48.231432 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding.  The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock.  The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.  Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations.  If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 5,835,240 shares, which is equal to approximately 9% of the 63,538,029 outstanding shares.

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

We generate revenues to regions outside the United States.  For the years ended December 31, 2009 and 2008, net revenues to customers outside the United States accounted for approximately 8% and 10%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:
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

Compliance with the Sarbanes-Oxley Act of 2002 has required substantial financial and management resources and may result in additional expenses, which, as a smaller public company, may be disproportionately high.

Section 404 of the Sarbanes-Oxley Act of 2002 required that we evaluate and report on our system of internal controls beginning as of December 31, 2008 and requires that we have such system of internal controls audited beginning with our Annual Report on 10-K for the year ending December 31, 2010.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act of 2002 also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  The documentation and further development of our internal controls to achieve compliance with the Sarbanes-Oxley Act has been a notable expense in this year and will continue to be an expense in the future.  Additionally, we devoted a significant amount of our time to ensure that we are compliant with Sarbanes-Oxley Act of 2002.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our new or revised financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations which will require us to continue to devote a large amount of our general and administrative employees’ time to the continued compliance.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Andrea has a lease for its corporate headquarters, which is located in Bohemia, New York.  The lease, which currently expires in April 2015, is for approximately 11,000 square feet of leased space, which houses our production operations, research and development activities, sales, administration and executive offices.  We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 13 to the accompanying Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

ITEM 3. LEGAL PROCEEDINGS

Andrea is involved in routine litigation incidental through the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes the resolution of any of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2009. On March 12, 2010, there were approximately 437 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2008	$0.10	$0.03
June 30, 2008	$0.09	$0.03
September 30, 2008	$0.09	$0.03
December 31, 2008	$0.10	$0.03
March 31, 2009	$0.06	$0.02
June 30, 2009	$0.05	$0.02
September 30, 2009	$0.17	$0.03
December 31, 2009	$0.13	$0.06

No cash dividends were paid on Andrea’s Common Stock in 2009 or 2008.

During the three months ended December 31, 2009, the Company did not repurchase any of its common stock.

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

The following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements have been identified.  In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations.  We have discussed the application of these critical accounting policies with our Audit Committee.  The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment.  With respect to licensing revenues, Andrea recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”) 985, “Software” and ASC 605 “Revenue Recognition.”  License revenue is recognized based on the terms and conditions of individual contracts (for example, see Note 9 of our consolidated financial statements).  In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2009 and 2008, our allowance for doubtful accounts were $6,262 and $7,815, respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods.  We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value.  Inventories of $842,428 and $868,213 at December 31, 2009 and 2008 are net of reserves of $653,008 and $701,821, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold.  Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea.  If required, an impairment charge would be recorded based on an estimate of future discounted cash flows.  In order to test for recoverability, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2009 and 2008, respectively.

Deferred Tax Assets – We currently have significant deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, ASC 740 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive evidence, we reduced our valuation allowance by approximately $143,000 for the year ending December 31, 2009.  In addition, we will reduce our valuation in future periods to the extent that we can demonstrate our ability to utilize the assets.  The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  These statements are based on current expectations and speak as of the date of such statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.  In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the risks noted in Item 1A.

Results Of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues

	For the Year Ended December 31%
	2009	2008	Change

Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$513,081	$313,243	64	(a)
Sales of products to OEM customers for use with educational software	741,076	587,566	26	(b)
Revenues related to LED headphone products	335,864	-	100	(c)
All other Andrea Anti-Noise net product revenues	1,619,743	1,530,127	6
Total Andrea Anti-Noise Products net Product revenues	3,209,764	2,430,936	32

Andrea DSP Microphone and Audio Software Products revenues
Sales of array microphone products to an OEM customer	-	107,800	(100)	(d)
Consulting revenue to an OEM Customer	-	268,750	(100)	(e)
All other Andrea DSP Microphone and Audio product revenues	341,892	372,460	(8)
License revenues	1,144,033	1,531,148	(25)	(f)
Total Andrea DSP Microphone and Audio Software Products revenues	1,485,925	2,280,158	(35)

Total Revenues	$4,695,689	$4,711,094	-

(a)
The increase of revenues of Andrea Anti-Noise Products is directly related to a speech recognition software OEM’s increased demand for our products.  We believe this increased demand is associated with the timing of the launches of this OEMs software updates during the year ended 2009 as compared to the same period in 2008.

(b)	The increases in sales of products to OEM customers for use with educational software is a result of Andrea creating customized products to meet each of the OEM’s particular needs.

(c)	The increases in revenues related to blinking LED earbud products are primarily associated with the initial sales of a custom retail product for an OEM customer.

(d)
The decrease in sales of microphone array products to an OEM customer relates to the decreased demand from the OEM customer.  We believe that this decrease is the result of the OEM deciding not to continue bundling a microphone array with all applicable product models.  We do not expect any revenues from the OEM for this product in 2010.

(e)	The decrease in consulting revenue relates to an OEM customer selling the business line for which the consulting revenue related.

(f)
The 25% decrease in licensing revenues for the year ended December 31, 2009 is a result of one of our OEM licensing partners selling the business line which featured our licensed products.  Although we have entered into a new license agreement with this second partner’s successor, we do not expect the revenues to remain at the level of the predecessor.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the year ended December 31, 2009 increased to 45% from 42% for the year ended December 31, 2008.  The cost of revenues as a percentage of net revenues for the year ended December 31, 2009 for Andrea Anti-Noise Products was 60% as compared to 64% for the year ended December 31, 2008.  The cost of revenues as a percentage of net revenues for the year ended December 31, 2009 for Andrea DSP Microphone and Audio Software Products was 13% compared to 20% for the year ended December 31, 2008.  The changes are primarily the result of the changes in revenue as described under “Net Revenues” above.  Specifically, the decrease in cost of revenues as a percentage of revenues for the Andrea Anti-Noise Products is a result of increased product sales.  The decrease in cost of revenues as a percentage of revenues for the Andrea DSP Microphone and Audio Software is the result of license revenues coupled with the decrease in the revenues of high volume low margin microphone array products to an OEM customer.  The overall increase in cost of revenues as a percentage of net revenues is a result of decreased license revenues.

Research and Development

Research and development expenses for the year ended December 31, 2009 decreased by 17% to $607,877 from $728,187 for the year ended December 31, 2008.  This decrease primarily relates to the decreases in employee compensation and related benefit costs associated with the decrease in consulting revenue related to an OEM customer selling the business line for which the consulting revenue related, as well as a decrease in stock-based compensation expense.  For the year ended December 31, 2009, research and development expenses reflected a 33% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $320,922, or 53% of total research and development expenses, offset in part by a 16% increase in our Andrea Anti-Noise Headset Product efforts to $286,955, or 47% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased by approximately 1% to $2,286,332 for the year ended December 31, 2009 from $2,316,723 for the year ended December 31, 2008.  This decrease is principally related to the decrease in stock-based compensation expense.  For the year ended December 31, 2009, the decrease reflects a 12% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $1,143,072, or 50% of total general, administrative and selling expenses and a 12% increase in our Andrea Anti-Noise Headset Product efforts to $1,143,260, or 50% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the year ended December 31, 2009 was $13,930 compared to interest income, net of $8,992 for the year ended December 31, 2008.

(Benefit) Provision for Income Taxes

The income tax benefit for the year ended December 31, 2009 was $141,210, compared to a provision for income taxes of $4,902 for the year ended December 31, 2008.  The income tax benefit is primarily the result of a reduction in the valuation allowance against the Company’s deferred tax assets.

Net loss

Net loss for the year ended December 31, 2009 was $166,698 compared to a net loss $326,738 for the year ended December 31, 2008.  The net loss for the year ended December 31, 2009 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Our principal sources of funds currently are and are expected to continue to be gross cash flows from operations.  At December 31, 2009, we had cash of $1,805,091 compared with $1,006,951 at December 31, 2008.  The balance of cash at December 31, 2009 is primarily a result of our cash provided from operations during the year ended December 31, 2009.

Our working capital balance at December 31, 2009 was $2,718,077 compared to a working capital of $2,196,689 at December 31, 2008.  The increase in working capital reflects an increase in total current assets of $687,404 offset by an increase in total current liabilities of $166,016. The increase in total current assets reflects an increase in cash of $798,140, a decrease in accounts receivable of $290,106, a decrease in inventory of $25,785, an increase in short term customer deposit of 93,168, an increase in deferred income tax assets of $143,130, and a decrease in prepaid expenses of $31,143.  The increase in total current liabilities reflects an increase in trade accounts payable of $119,689, an increase in the current portion in long-term debt of $21,214, an increase in short-term deferred revenue of 83,168, a decrease in accrued interest of $69,306 and an increase of $11,251 in other current liabilities.

The increase in cash of $798,140 reflects $912,661 of net cash provided by operating activities, $235,521 of net cash used by investing activities and $121,000 of cash provided by financing activities.

The cash provided by operating activities of $912,661, excluding non-cash charges, is primarily attributable to the $166,698 net loss for the year ended December 31, 2009, a $290,106 decrease in accounts receivable, a $74,598 decrease in inventory, a $93,168 increase in short term customer deposit, a $143,130 increase in deferred income tax assets, a $31,143 decrease in prepaid expenses and other current assets, a $119,689 increase in accounts payable, a $83,168 increase in short-term deferred revenue and an increase of $11,251 in other current liabilities.  The changes in receivables, inventory and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used by investing activities of $235,521 reflects purchases of property and equipment of $196,257 and an increase in patents and trademarks of $39,264.  The significant increase in property and equipment reflects capital expenditures associated with information technology purchases including and, to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $121,000, reflects a loan from HSBC.  We obtained this loan to finance a significant upgrade to our information technologies systems.

We plan to continue to improve our cash flows in 2010 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of March 12, 2010, Andrea has approximately $2,000,000 of cash deposits.  We believe that we have sufficient liquidity available to continue in operation through at least December 2010.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the accompanying financial statements.

Market Risk

Historically, our principal source of financing activities had been the issuance of convertible preferred stock with financial institutions.  We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions entered into by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. The foregoing could materially adversely affect our business, financial condition and results of operations.

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

(c)           Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information on the Directors of the Company follows (all Directors serve one-year terms; ages are as of December 31, 2009:

Douglas J. Andrea, age 47, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005.  He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001.  He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Mr. Andrea’s extensive experience in the software and communications industry affords the Board valuable insight regarding the business and operation of the Company.  In addition, Mr. Andrea’s extensive background in corporate management provides him a unique and broad-based decision-making capability for the Company.  Mr. Andrea has held various positions within the Company, which has given him knowledge of all aspects of the Company’s business and history, which position him well to continue to serve as a member of the Board.

Gary A. Jones, age 64, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994.  From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

Mr. Jones’s extensive experience in the software and communications industry affords the Board valuable insight regarding the business and operation of the Company.  In addition, Mr. Jones was the Managing Director of a wholly-owned subsidiary of Andrea Electronics, which has given him knowledge of all aspects of the Company’s business and history, which position him well to continue to serve as a member of the Board.

Louis Libin, age 51, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company.  Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 59, has been a Director of the Company since September 2003.  He is the Executive Vice President of Ionian Management Inc., a Petroleum Shipping, Trading and Distribution company.  Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice.  He has operated his own management consulting firm since 2001.  From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach.  Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities.  Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company.  Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 53, has been a Director of the Company since 2003. Jonathan is Executive Vice President of North American Sales of Vault.com, an internet company in the career and recruitment space, where he oversees all of the revenue generating units.  He joined Vault in August of 2008.  Previously, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008.  Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country.  Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country.  From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast.  Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels.  Previously, he was President of Ad Sales for About.com.  This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group.

Mr. Spaet’s extensive experience in media sales, marketing, promotion and finance brings the Board valuable insight regarding the business and operation of the Company.  Mr. Spaet’s background in producing, packaging, positioning and experience in the communication industry make him a valuable asset to continue to serve as a member of the Board.

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 37, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003.  Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003.  Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP.  She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually as the Chief Financial Officer and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2009 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2009, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers whose total compensation was over $100,000 during the year ended December 31, 2009, and 2008.

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)	Total

Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary	2009 2008	$317,708 304,876		$13,487 -	$110,000 120,000	$441,195 424,876

Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary	2009 2008	$133,479 133,633	$	- -	$22,000 20,000	$155,479 153,633

(1)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718 “Compensation – Stock Compensation” (“ASC 718”) for the following stock option grants: 1) 1,000,000 and 200,000 options in 2009 for Mr. Andrea and Ms. Guiffre, respectively, based upon a fair value of each option of $0.11 using the Black-Scholes option pricing model (the weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 164%; risk-free rate, 2.91%; and expected life in years of 6 years);and  2) 3,000,000 and 500,000 options in 2008 for Mr. Andrea and Ms. Guiffre, respectively, based upon a fair value of each option of $0.04 using the Black-Scholes option pricing model (the weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 101%; risk-free rate, 4.17%; and expected life in years of 6 years).

Outstanding Equity Awards at December 31, 2009

The following table provides information concerning outstanding unexercised options as of December 31, 2009 for each named executive officer.  None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2009.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	75,000	-		$6.875	4-14-2010
	50,000	-		$6.000	8-01-2010
	250,000	-		$0.690	1-31-2012
	400,000	-		$0.130	6-14-2014
	250,000	-		$0.100	8-04-2014
	250,000	-		$0.040	8-04-2015
	600,000	-		$0.050	8-10-2015
	1,000,000	-		$0.120	11-02-2016
	1,000,000	-		$0.120	11-16-2016
	666,000	334,000	(1)	$0.110	9-12-2017
	666,000	1,334,000	(2)	$0.040	8-18-2018
	-	1,000,000	(3)	$0.040	8-18-2018
	-	1,000,000	(3)	$0.110	7-24-2019

Corisa L. Guiffre	10,000	-		$6.875	4-14-2010
	10,000	-		$6.000	8-01-2010
	10,000	-		$1.780	3-19-2011
	25,000	-		$0.690	1-31-2012
	250,000	-		$0.050	8-10-2015
	400,000	-		$0.120	11-16-2016
	233,100	116,900	(1)	$0.110	9-12-2017
	166,500	333,500	(4)	$0.040	8-18-2018
	-	200,000	(5)	$0.110	7-24-2019

(1)
The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was September 12, 2007.

(2)	The stock options vest 33.3% from and after August 1, 2009, 33.3% from and after August 1, 2010 and 33.4% from and after August 1, 2011.
(3)	The stock options vest 33.3% from and after August 1, 2010, 33.3% from and after August 1, 2011 and 33.4% from and after August 1, 2012.
(4)
The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was August 18, 2008.

(5)
The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was July 24, 2009.

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J. Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea received an annual base salary of $312,500 through July 31, 2009, and for the period of August 1, 2009 through July 31, 2010 Mr. Andrea will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500 and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  All stock options granted have an exercise price of $0.04 per share, which was fair market value at the date of grant, and a term of 10 years.  Pursuant to the employment agreement, on July 24, 2009, the Board of Directors granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $110,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  These 1,000,000 stock options have an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control.  At December 31, 2009, the future minimum cash commitments under this agreement aggregate $202,083.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2009 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Awards (1)	Stock Option Awards (2)	Total

Gary A Jones	$5,000	$2,500	$2,000	$9,500
Louis Libin	5,500	2,500	2,000	10,000
Joseph J. Migliozzi	5,500	2,500	5,000	13,000
Jonathan D. Spaet	5,500	2,500	2,000	10,000

(1)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718 for 90,908 shares of Common Stock with a fair market value of $0.11 of Common Stock with a fair market value of $0.04 of stock granted during the years ended December 31, 2009.

(2)
Reflects the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718 for: 18,182, 18,182, 45,455 and 18,182 options granted in 2009 for Messrs. Jones, Libin, Migliozzi and Spaet, respectively, based upon a fair value of each option of $0.11 using the Black-Scholes option pricing model.  The assumptions used in the valuation of the 2009 options were as follows:  dividend yield, 0%; expected volatility, 164%; risk-free rate, 2.91%; and expected life in years of 6 years.  At December 31, 2009, Messrs. Jones, Libin, Migliozzi and Spaet held 218,031, 198,182, 462,577 and 243,031 options to purchase shares of common stock.

Annual Retainer and Meeting Fees for Non-Employee Directors

The following tables set forth the applicable retainers and fees that will be paid to non-employee directors for their service on the Board of Directors of the Company during 2009.  Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$7,000 ($2,500 by check, $2,500 paid in the form of common stock (1) and $2,000 (paid in the form of stock options) (2) )
Fee per Board Meeting (Regular or Special)	$500
Fee per Committee Meeting	$250
Fee for Annual Board Meeting	$500 if attending in person
Additional Annual Retainer for the Chairperson of the Audit Committee	$3,000 (paid in the form of stock options) (2)

(1)	This stock grant will be granted upon the nomination of each director at the Annual Meeting of Stockholders.
(2)
Stock option grants will be granted based on the directors past year of service, and will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, an eighteen-month vesting period and a term of 10 years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 12, 2010, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)

Douglas J. Andrea	261,014	(2)	5,207,000	8.0%
Corisa L. Guiffre	2,750		1,104,600	1.7%
Gary A. Jones	409,472		190,889	*
Louis Libin	352,149		171,040	*
Joseph J. Migliozzi	446,261		417,244	1.4%
Jonathan D. Spaet	374,261		215,889	*
Current directors and executive officers as a group (6 persons)	1,842,031		7,306,662	12.9%

* Less than 1%
(1)
Percentages with respect to each person or group of persons have been calculated on the basis of 63,538,029 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 12, 2010, by the exercise of options.  The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 12, 2010, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned	Common Stock Equivalents (1)	Percent of Common Stock and Common Stock Equivalents Outstanding (2)

Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	-	5,722,159(3)	8.6%
Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000(4)	-	8.8%

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

(2)
Percentages with respect to each person or group of persons have been calculated on the basis of 63,538,029 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)
Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007.  Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 12, 2010.  Based on Company records as of March 12, 2010, Alpha Capital has 3,768,737 common stock equivalents from Series C Preferred Stock, Series D Preferred Stock and related warrants.  See footnote (1) above, for limitations on the conversion of such commons stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of March 12, 2010, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options. warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,116,821	$0.19	6,267,936
Equity compensation plans not approved by security holders	-	-	-
Total	16,116,821	$0.19	6,267,936

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2009 and 2008 by Marcum LLP (formerly Marcum & Kliegman LLP):

Marcum LLP	2009	2008
Audit Fees	$125,520	$136,505
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2009, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

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

10.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

Exhibit Number	Description

10.9	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006).
10.10
*Employment Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Douglas J. Andrea  (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.11
*Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November  14, 2008)

10.12	* Amendment to the 2006 Equity Compensation Plan
14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10KSB filed April 15, 2005)
21.0	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.0	Rule 13a-14(a)/15d – 14(a) Certifications
32.0	Section 1350 Certifications
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

To the Audit Committee of the
Board of Directors and Stockholders
of Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and Subsidiaries, as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
Melville, NY
March 16. 2010

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,805,091	$1,006,951
Accounts receivable, net of allowance for doubtful accounts of $6,262 and $7,815, respectively	514,327	804,433
Inventories, net	842,428	868,213
Short term customer deposit	93,168	-
Deferred income taxes, net	143,130	-
Prepaid expenses and other current assets	93,552	124,695
Total current assets	3,491,696	2,804,292

Property and equipment, net	215,974	60,904
Intangible assets, net	2,106,507	2,543,781
Other assets, net	12,864	12,864
Total assets	$5,827,041	$5,421,841

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$392,128	$272,439
Current portion of long-term debt	21,214	-
Accrued Series C Preferred Stock Dividends	80,606	149,912
Short-term deferred revenue	123,168	40,000
Other current liabilities	156,503	145,252
Total current liabilities	773,619	607,603

Long term debt, net of current portion	99,786	-

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 48.2 and 89.7 shares, respectively; liquidation value: $482,314 and $897,015, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 and 1,050,001 shares, respectively; liquidation value: $907,144 and $1,050,001, respectively	9,072	10,500
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,538,029 and 60,978,373 shares, respectively	635,380	609,784
Additional paid-in capital	77,096,177	76,814,249
Accumulated deficit	(72,786,994)	(72,620,296)

Total shareholders’ equity	4,953,636	4,814,238

Total liabilities and shareholders’ equity	$5,827,041	$5,421,841

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008
Revenues
Net product revenues	$3,551,656	$3,179,946
License revenues	1,144,033	1,531,148
Net Revenues	4,695,689	4,711,094

Cost of revenues	2,123,318	1,997,012

Gross margin	2,572,371	2,714,082

Research and development expenses	607,877	728,187

General, administrative and selling expenses	2,286,332	2,316,723

Loss from operations	(321,838)	(330,828)

Interest income, net	13,930	8,992

Loss before (benefit) provision for income taxes	(307,908)	(321,836)

(Benefit) / provision for income taxes, net	(141,210)	4,902

Net loss	$(166,698)	$(326,738)

Basic and diluted weighted average shares	62,121,186	60,106,249

Basic and diluted net loss per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2008	90.701477	$1	1,192,858	$11,929	59,861,193	$598,612	$76,568,825	$(72,293,558)	$4,885,809

Conversion of Series C Convertible Preferred Stock	(1.00000)	-	-	-	45,752	458	1,214	-	1,672

Conversion of Series D Convertible Preferred Stock	-	-	(142,857)	(1,429)	571,428	5,714	(4,285)	-	-

Stock-based Compensation Expense related to Stock Grants to Outside Directors	-	-	-	-	500,000	5,000	17,501	-	22,501

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	230,994	-	230,994

Net loss	-	-	-	-	-	-	-	(326,738)	(326,738)

Balance, December 31, 2008	89.701477	$1	1,050,001	$10,500	60,978,373	$609,784	$76,814,249	$(72,620,296)	$4,814,238

Conversions of Series C Convertible Preferred Stock	(41.470045)	-	-	-	1,897,320	18,973	50,333	-	69,306

Conversion of Series D Convertible Preferred Stock	-	-	(142,857)	(1,428)	571,428	5,714	(4,286)	-	-

Stock-based Compensation Expense related to Stock Grants to Outside Directors	-	-	-	-	90,908	909	20,756	-	21,665

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	215,125	-	215,125

Net loss	-	-	-	-	-	-	-	(166,698)	(166,698)

Balance, December 31, 2009	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,096,177	$(72,786,994)	$4,953,636

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2009	2008
Net loss	$(166,698)	$(326,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	517,725	509,872
Stock based compensation expense	236,790	253,495
Inventory reserve	(48,813)	134,880
Deferred income taxes	(143,130)	-
Change in:
Accounts receivable	290,106	190,013
Inventories	74,598	(288,229)
Short term customer deposit	(93,168)	-
Prepaid expenses and other current assets	31,143	(60,690)
Trade accounts payable	119,689	(201,907)
Short-term deferred revenue	83,168	-
Other current liabilities	11,251	63,985
Net cash provided by operating activities	912,661	274,681

Cash flows from investing activities:
Purchases of property and equipment	(196,257)	(35,511)
Purchases of patents and trademarks	(39,264)	(43,622)
Net cash used in investing activities	(235,521)	(79,133)

Cash flows from financing activities:
Proceeds from long term debt	121,000	-
Net cash provided by financing activities	121,000	-

Net increase in cash and cash equivalents	798,140	195,548

Cash, beginning of year	1,006,951	811,403
Cash, end of year	$1,805,091	$1,006,951

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$69,306	$1,672
Cash paid for:
Income Taxes	$7,040	$18,502

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Management’s Liquidity Plans

As of December 31, 2009, Andrea had working capital of $2,718,077 an accumulated deficit of $72,786,994 and cash of $1,805,091.  Andrea’s loss from operations was $321,838 for the year ended December 31, 2009.  Andrea plans to continue to improve its cash flows during 2010 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through sales of new product offerings in 2010, as well as the increased efforts the Company is dedicating to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of March 12, 2010, Andrea has approximately $2,000,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least December 2010.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has generated cash flows from operations.  Although these steps are encouraging, if Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Andrea and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(Loss) earnings Per Share

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

Total potentially dilutive common shares as of:	December 31, 2009	December 31, 2008

Options to purchase common stock (Note 14)	16,141,821	14,661,820
Series C Convertible Preferred Stock and related accrued dividends (Note 7)	2,206,664	4,103,984
Series D Convertible Preferred Stock and related warrants (Note 8)	3,628,576	9,358,348

Total potentially dilutive common shares	21,977,061	28,124,152

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2009 and 2008, the Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At December 31, 2009, the Company’s cash is held at three financial institutions.

Concentration of Credit Risk

The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	December 31,
	2009	2008

Customer A	*	14%
Customer B	11%	*
Customer C	20%	22%

* Amounts are less than 10%

As of December 31, 2009, Customer B accounted for approximately 55% of accounts receivable and as of December 31, 2008, Customer C and Customer A accounted for approximately 61% and 13% of accounts receivable.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	December 31,
	2009	2008

Supplier A	96%	59%
Supplier B	*	28%

At December 31, 2009 and December 31, 2008, Supplier A accounted for approximately $248,000 or 63% and $137,000 or 50%, respectively of accounts payable, respectively.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Other Intangible Assets

Andrea amortizes its core technology and patents and trademarks on a straight-line basis over their estimated useful lives that range from 15 to 17 years.

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the years ended December 31, 2009 and 2008.

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

Income Taxes

The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, and after considering changes in previously existing positive evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $143,000 for the year ending December 31, 2009.  In addition, Andrea expects it will reduce its valuation in future periods to the extent that it can demonstrate its ability to utilize the assets.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2009.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation

At December 31, 2009, Andrea had three stock-based employee compensation plans, which are described more fully in Note 14.  Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Research and Development

Andrea expenses all research and development costs as incurred.

Shipping and Handling Costs

Andrea incurs shipping and handling costs in its operations.  These costs are included in "Cost of revenues" in the consolidated statements of operations.  $99,395 and $90,608 were billed to customers and are included in net revenues for the years ended December 31, 2009 and 2008, respectively.

Advertising Expenses

In accordance with ASC 720 all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred.  Total advertising and marketing expenses for the years ended December 31, 2009 and 2008 were $21,457 and $30,249, respectively and are included in general, administrative and selling expenses.

Fair Value of Financial Instruments

ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 applies to all assets and liabilities that are measured and reported on a fair value basis.

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities.  Andrea calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2009 and 2008, the carrying value of all financial instruments approximated fair value.

Recently Issued Accounting Pronouncements

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2009-01, “Amendments Based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The ASC became the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The ASC reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the ASC became nonauthoritative. The adoption of the ASC did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position and results of operations. All prior references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the ASC.

In October 2009, the FASB issued new accounting guidance, under FASB Accounting Standard Update (“ASU”) No. 2009-13 “Revenue Recognition,” which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed their assessment of this new guidance on their financial condition, results of operations or cash flows.

In October 2009, the FASB issued new accounting guidance, under ASU No. 2009-14 “Software”, which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed their assessment of this new guidance on their financial condition, results of operations or cash flows.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:
	December 31,
	2009	2008
Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	612,157	572,893
	9,179,605	9,140,341
Less: accumulated amortization	(7,073,098)	(6,596,560)
	$2,106,507	$2,543,781

The changes in the carrying amount of intangible assets during the years ended December 31, 2009 and 2008 were as follows:

	Core Technology	Trademarks and Patents	Totals
Balance as of January 1, 2008	$2,648,527	$329,146	$2,977,673
Additions during the period	-	43,622	43,622
Amortization	(441,421)	(36,093)	(477,514)
Balance as of December 31, 2008	$2,207,106	$336,675	$2,543,781
Additions during the period	-	39,264	39,264
Amortization	(441,422)	(35,116)	(476,538)
Balance as of December 31, 2009	$1,765,684	$340,823	$2,106,507

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.  This new cost basis will be net of any recorded impairment. At December 31, 2009 and 2008, Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Amortization expense was $476,538 and $477,514 for the years ended December 31, 2009 and 2008, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next five years. Trademarks and patents are amortized on a straight-line basis over 17 years.  Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $477,202 per year.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2009	2008
Raw materials	$54,131	$31,550
Work in Process	-	36,291
Finished goods	1,441,085	1,502,193
	1,495,436	1,570,034
Less: reserve for obsolescence	(653,008)	(701,821)
	$842,428	$868,213

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2009	2008
Leasehold Improvements	$13,423	$-
Information Technology Equipment	283,164	122,861
Furniture and fixtures	108,878	108,878
Tools, molds and testing equipment	319,292	296,761
	724,757	528,500
Less: accumulated depreciation	(508,783)	(467,596)
	$215,974	$60,904

Depreciation of property and equipment was $41,187 and $32,358 for the years ended December 31, 2009 and 2008, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2009	2008
Accrued payroll and related expenses	$82,477	$71,073
Accrued professional and other service fees	72,496	72,425
Accrued other	1,530	1,754
	$156,503	$145,252

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
DECEMBER 31, 2009

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

As of December 31, 2009, there were 48.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,206,664 shares of Common Stock and remaining accrued dividends of $80,606.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Additionally, Andrea reviewed the Series D Preferred Stock warrants and concluded that they are considered to be indexed to the Company’s stock within the provisions of ASC 815-40 and were properly classified.

Prior to December 31, 2008, 281,250 shares of common stock have been issued as a result of exercises of the Series D Preferred Stock Warrants.  There were no Series D Preferred Stock Warrant exercises during the year ended December 31, 2009 and 2008.

On December 5, 2008, 142,857 shares of Series D Preferred Stock were converted into 571,428 shares of Common Stock at a conversion price of $0.25.

On July 17, 2009, 142,857 shares of Series D Preferred Stock were converted into 571,428 shares of Common Stock at a conversion price of $0.25.

As of December 31, 2009, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

9. LICENSING AGREEMENTS

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's two largest licensing customers accounted for $132,285 and $947,545 of revenues in 2009 and for $410,049 and $1,037,041 of revenues in 2008.

10. RETIREMENT PLAN

Andrea has a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all of its employees. Andrea did not make any contributions to this plan for the years ended December 31, 2009 and 2008.

11. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  There were no unrecognized tax benefits as of January 1, 2008 and during the years ended December 31, 2009 and 2008.

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

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2009.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2009.  For the year ended December 31, 2009, the Company determined that, more likely than not, a portion of its previously reserved deferred tax assets would be realized and, accordingly, reduced the valuation allowance.   The reduction in the valuation allowance is included in the income tax (benefit) provision in the accompanying consolidated statement of operations for 2009.   The determination that the net deferred tax asset of $143,130 at December 31, 2009 is realizable is based on the Company's expectations of future earnings.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The components of (loss)/income before income taxes are as follows:

	For the Years Ended December 31,
	2009	2008

Domestic	$(327,111)	$(369,886)
Foreign	19,202	48,050

(Loss) income before income taxes	$(307,908)	$(321,836)

The (benefit) provision for income tax consists of the following:

	For the Years Ended December 31,
	2009	2008
Current:
Federal	$-	$-
Foreign	1,920	4,902
State and Local:	-	-

Deferred
Federal	97,600	82,000
Foreign	-	-
State and Local:	14,400	12,000
Adjustment to valuation allowance related to net deferred tax assets	(255,130)	(94,000)
(Benefit)provision for income taxes	$(141,210)	$4,902

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before (benefit) provision for income taxes is as follows:

	For the Years Ended December 31,
	2009	2008

Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(5)%	(5)%
Core technology amortization	49%	46%
Stock Option Expense Related to Incentive Stock Options	21%	22%
Foreign income and withholding taxes	1%	2%
Change in valuation allowance for net deferred tax assets	(78)%	(29)%
	(46)%	2%

The effective tax rate for the years ended December 31, 2009 and December 31, 2008 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the respective foreign jurisdiction in which the revenues are earned.

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2009	2008
Deferred tax assets:
Accrued expenses	$40,000	$35,000
Allowance for doubtful accounts	2,000	3,000
Reserve for obsolescence	255,000	274,000
Expense associated with non-qualified stock options	52,000	43,000
Deferred Revenue	48,000	16,000
Foreign tax credit	99,000	97,000
NOL carryforward	7,507,000	7,647,000
	8,003,000	8,115,000
Less: valuation allowance	(7,859,870)	(8,115,000)
Deferred tax asset, net	$143,130	$-

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2009	2008

Beginning Balance	$8,115,000	$8,209,000
Change in Allowance	(255,130)	(94,000)
Ending Balance	$7,859,870	$8,115,000

As of December 31, 2009, Andrea had net operating loss and credit carryforwards of approximately $19.2 million (net amount after potential Section 382 limitations) expiring in varying amounts beginning in 2010 through 2026.  Andrea has foreign tax credits of approximately $99,000 expiring in varying amounts beginning 2016 through 2019.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

12. LONG TERM DEBT

Long-term debt consists of the following:

For the Year Ended
December 31, 2009

Long-term debt	$121,000

Less: Current Maturities of Long-Term Debt	21,214

Long-Term Debt, net of Current Maturities	$99,786

HSBC unsecured bank loan, dated December 9, 2009, is due in 60 monthly installments of $2,362 including principal and interest at 6.4%.

As of December 31, 2009, maturities of long term debt are as follows:

2010	$21,214
2011	22,613
2012	24,089
2013	25,691
2014	27,393
Total	$121,000

 13. COMMITMENTS AND CONTINGENCIES

 Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was approximately $88,429 and $83,717 for the year ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2010	$106,534
2011	108,974
2012	105,728
2013	96,814
2014	99,718
Thereafter	33,565
Total	$551,333

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009 and for the period of August 1, 2009 through July 31, 2010 Mr. Andrea will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  All stock options granted have an exercise price of $0.04 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2009, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement.  At December 31, 2009, the future minimum cash commitments under this agreement aggregate $202,083.

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

Legal Proceedings

Andrea is involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes any resolution of these matters will not have a material adverse effect on Andrea’s financial position, results of operations or liquidity.

14. STOCK PLANS AND STOCK-BASED COMPENSATION

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  On July 24, 2009, shareholders approved an amendment to the 2006 Plan to increase the number of shares issuable under the 2006 Plan to 18,000,000.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At December 31, 2009, there were 6,267,936 shares available for further issuance under the 2006 Plan.

The stock option awards granted under these plans have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; with vesting periods of up to four years and 10-year contractual terms.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Expected life in years (based on simplified method)	6	6
Risk-free interest rates	2.87%	3.38%
Volatility (based on historical volatility)	163.4%	146.6%
Dividend yield	0%	0%

Option activity during 2009 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2009	14,661,820	$0.32	$0.24	7.89 years	6,973,385	$0.60	$0.45	6.45 years
Granted	1,980,001	$0.11	$0.11
Forfeited	(170,900)	$0.06	$0.06
Cancelled	(329,100)	$4.92	$3.49
At December 31, 2009	16,141,821	$0.20	$0.16	7.32 years	9,891,470	$0.29	$0.22	6.37 years

During the year ended December 31, 2009, 3,247,185 options vested with a weighted average exercise price of $0.08 and a weighted average fair value of $0.07 per option.  Based on the December 31, 2009, fair market value of the Company’s common stock of $0.06, the aggregate intrinsic value of the 16,141,821 options outstanding and 9,891,470 shares exercisable is $125,200 and $54,206, respectively.

Total compensation expense recognized related to stock option awards was $215,125 and $230,994 for the year ended December 31, 2009 and 2008, respectively.  In the accompanying consolidated statement of operations for the year ending December 31, 2009, $168,429 of expense is included in general, administrative and selling expenses, $41,495 is included in research and development expenses and $5,201 is included in cost of revenues.  In the accompanying consolidated statement of operations for the year ending December 31, 2008, $180,919 of expense is included in general, administrative and selling expenses, $48,654 is included in research and development expenses and $1,421 is included in cost of revenues.

As of December 31, 2009, there was $221,661 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($154,311 in 2010, $54,097 in 2011 and $13,253 in 2012).

Pursuant to Andrea’s compensation policy for outside directors, on July 24, 2009 and August 8, 2008, Andrea granted 90,908 shares of Common Stock with a fair market value of $0.11 and 500,000 shares of Common Stock with a fair market value of $0.04, respectively.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $21,665 and $22,501 for the years ended December 31, 2009 and 2008, respectively.

15. SEGMENT INFORMATION

Andrea follows the provisions of ASC 280, “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products.  Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology.  Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.  The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2009 and 2008:

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2009 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2009
Net revenues from external customers	$341,892	$3,209,764	$3,551,656
License revenues	1,144,033	-	1,144,033
Loss from operations	177,358	144,480	321,838
Depreciation and Amortization	470,775	46,950	517,725
Purchases of property and equipments	86,864	109,393	196,257
Purchases of patents and trademarks	13,542	25,722	39,264
Assets	3,555,990	2,271,051	5,827,041
Total long lived assets	2,023,353	311,992	2,335,345

2008 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2008
Net revenues from external customers	$749,010	$2,430,936	$3,179,946
License revenues	1,531,148	-	1,531,148
Income (loss) from operations	54,793	(385,621)	(330,828)
Depreciation and Amortization	470,728	39,144	509,872
Purchases of property and equipments	8,616	26,895	35,511
Purchases of patents and trademarks	8,862	34,760	43,622
Assets	3,583,439	1,838,402	5,421,841
Total long lived assets	2,393,721	223,828	2,617,549

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2009 and 2008, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2009	2008
Net Revenues:
United States	$4,301,530	$4,218,958
Foreign(1)	394,159	492,136
	$4,695,689	$4,711,094
Accounts receivable:
United States	$486,865	$804,433
Foreign	27,462	-
	$514,327	$804,433

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for year ended December 31, 2009 and December 31, 2008.

$39,521 of our property and equipment, net represents product tools and molds.  These tools and molds are located in Asia at the manufacturing facility, which produces the respective product.  All of our remaining property and equipment, net is located at our facility in Bohemia, New York.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date:    March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 16, 2010
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 16, 2010
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 16, 2010
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 16, 2010
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 16, 2010
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 16, 2010
Jonathan D. Spaet