Form 10-Q
period 2010-03-31
ANDREA ELECTRONICS CORP
filed 2010-05-06
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 4, 2010, there were 63,538,029 common shares outstanding.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$1,892,896	$1,805,091
Accounts receivable, net of allowance for doubtful accounts of $8,416 and $6,262,
respectively	513,475	514,327
Inventories, net	678,278	842,428
Short term customer deposits	79,632	93,168
Deferred income taxes, net	134,901	143,130
Prepaid expenses and other current assets	147,589	93,552
Total current assets	3,446,771	3,491,696

Property and equipment, net	225,468	215,974
Intangible assets, net	1,987,356	2,106,507
Other assets, net	12,864	12,864
Total assets	$5,672,459	$5,827,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$190,289	$392,128
Current portion of long-term debt	21,562	21,214
Accrued Series C Preferred Stock Dividends	80,606	80,606
Short-term deferred revenue	109,632	123,168
Other current liabilities	192,889	156,503
Total current liabilities	594,978	773,619

Long term debt, net of current portion	94,153	99,786

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares;
issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares;
issued and outstanding: 48.2 shares; liquidation value: $482,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares;
issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
63,538,029 shares	635,380	635,380
Additional paid-in capital	77,147,012	77,096,177
Accumulated deficit	(72,808,137)	(72,786,994)

Total shareholders’ equity	4,983,328	4,953,636

Total liabilities and shareholders’ equity	$5,672,459	$5,827,041

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenues
Net Product revenues	$808,988	$622,739
License revenues	433,252	198,841
Revenues	1,242,240	821,580

Cost of revenues	446,984	322,745

Gross margin	795,256	498,835

Research and development expenses	171,655	149,513

General, administrative and selling expenses	638,265	634,421

Loss from operations	(14,664)	(285,099)

Interest income, net	1,806	2,492

Loss before provision for income taxes	(12,858)	(282,607)

Provision for income taxes	8,285	1,257

Net loss	$(21,143)	$(283,864)

Basic and diluted weighted average shares	63,538,029	60,978,373

Basic and diluted net loss per share	$(0.00)	$(0.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2010	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,096,177	$(72,786,994)	$4,953,636

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	50,835	-	50,835

Net loss	-	-	-	-	-	-	-	(21,143)	(21,143)

Balance, March 31, 2010	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,147,012	$(72,808,137)	$4,983,328

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(21,143)	$(283,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	136,054	127,641
Stock based compensation expense	50,835	59,890
Bad debt expense	2,153	-
Inventory reserve	(3,548)	(1,379)
Deferred income taxes	8,229	-
Change in:
Accounts receivable	(1,301)	571,461
Inventories	167,698	168,859
Short term customer deposit	13,536	(150,000)
Prepaid expenses and other current assets	(54,037)	40,081
Trade accounts payable	(201,839)	8,443
Short-term deferred revenue	(13,536)	150,000
Other current liabilities	36,386	18,333
Net cash provided by operating activities	119,487	709,465

Cash flows from investing activities:
Purchases of property and equipment	(26,246)	(21,619)
Purchases of patents and trademarks	(151)	(13,577)
Net cash used in investing activities	(26,397)	(35,196)

Cash flows from financing activities:
Principal repayments of long term debt	(5,285)	-
Net cash used in financing activities	(5,285)	-

Net increase in cash	87,805	674,269

Cash, beginning of year	1,805,091	1,006,951
Cash, end of period	$1,892,896	$1,681,220

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$2,656	$5,613
Interest	$1,800	$-

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

These unaudited, condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In addition, the December 31, 2009 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company's Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010.  The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2009 audited consolidated financial statements.

Management's Liquidity Plans - As of March 31, 2010, Andrea had working capital of $2,851,793 and cash on hand of $1,892,896.  Andrea’s loss from operations was $14,664 for the three months ended March 31, 2010.  Andrea plans to continue to improve its cash flows during 2010 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through new products that are currently being offered and that are under development, as well as the increased efforts of the Company to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of May 4, 2010, Andrea had approximately $1,900,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least March 2011.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has generated cash flows from operations.  If Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

Total potential common shares as of:	March 31, 2010	March 31, 2009

Options to purchase common stock (Note 8)	16,116,821	14,536,820
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,206,664	4,103,984
Series D Convertible Preferred Stock (Note 4)	3,628,576	6,481,254

Total potential common shares	21,952,061	25,122,058

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less.  At times during the periods ended March 31, 2010 and December 31, 2009, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At March 31, 2010, the Company’s cash is held at three financial institutions.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Customer A	31%	19%
Customer B	11%	*
_________________

* Amounts are less than 10%

As of March 31, 2010, Customer A and Customer B accounted for approximately 15% and 26% of account receivable, respectively.  As of December 31, 2009, there was no account receivable outstanding for Customer A or Customer B.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Supplier A	95%	25%
Supplier B	*	75%

At March 31, 2010, Supplier A accounted for approximately 12% of accounts payable.  At December 31, 2009, Supplier A accounted for approximately 63% of accounts payable.

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

	March 31,	December 31,
	2010	2009
Raw materials	$47,916	$54,351
Finished goods	1,279,822	1,441,085
	1,327,738	1,495,436
Less: reserve for obsolescence	(649,460)	(653,008)
	$678,278	$842,428

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the three month period ended March 31, 2010 and 2009.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes - The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, and after considering changes in previously existing positive evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $143,000 for the year ending December 31, 2009.  In addition, Andrea expects it will reduce its valuation in future periods to the extent that it can demonstrate its ability to utilize the assets.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2009.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation -At March 31, 2010, Andrea had three stock-based employee compensation plans, which are described more fully in Note 8.  Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

As of March 31, 2010, there were 48.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,206,664 shares of Common Stock and remaining accrued dividends of $80,606.

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

Prior to December 31, 2009, 281,250 shares of common stock have been issued as a result of exercises of the Series D Preferred Stock Warrants.

As of March 31, 2010, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5.         Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's two largest licensing customers accounted for $383,199 and $40,528 of revenues for the three months ended March 31, 2010 and $156,053 and $20,816 of revenues for the three months ended March 31, 2009.

Note 6.         Long Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Long-term debt	$115,715	$121,000

Less: Current Maturities of Long-Term Debt	21,562	21,214

Long-Term Debt, net of Current Maturities	$94,153	$99,786

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

HSBC unsecured bank loan, dated December 9, 2009, is due in 60 monthly installments of $2,362 including principal and interest at 6.4%.

As of March 31, 2010, maturities of long term debt are as follows:

Apri1, 2010 – March 31, 2011	$21,562
Apri1, 2011 – March 31, 2012	22,983
Apri1, 2012 – March 31, 2013	24,498
Apri1, 2013 – March 31, 2014	26,112
Apri1, 2014 – March 31, 2015	20,560
Total	$115,715

Note 7.         Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was approximately $21,715 and $21,083 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2010 (April 1 – December 31)	$80,389
2011	108,974
2012	105,728
2013	96,814
2014	99,718
Thereafter	33,565
Total	$525,188

Employment Agreements

In November 2008, the Company entered into an employment agreement with the Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement is August 1, 2008 and expires July 31, 2010 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $312,500 through July 31, 2009 and for the period of August 1, 2009 through July 31, 2010 Mr. Andrea will receive an annual base salary of $325,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 8, 2008, the Board granted Mr. Andrea 2,000,000 stock options and 1,000,000 stock options with an aggregate fair value of $120,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 2,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2009.  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  These 3,000,000 stock options have an exercise price of $0.04 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement, on July 24, 2009, the Board of Directors granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $110,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2010.  These 1,000,000 stock options have an exercise price of $0.11 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement.  At March 31, 2010, the future minimum cash commitments under this agreement aggregate $108,333.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Legal Proceedings

Andrea is not currently involved in any pending legal proceedings.

Note 8.         Stock Plans and Stock Based Compensation

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  On July 24, 2009, shareholders approved an amendment to the 2006 Plan to increase the number of shares issuable under the 2006 Plan to 18,000,000.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At March 31, 2010, there were 6,267,936 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three months ended March 31, 2010 and 2009.

Option activity during 2010 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2010	16,141,821	$0.20	$0.16	7.32 years	9,891,470	$0.29	$0.22	6.37 years
Expired	(25,000)	$7.88	$5.33
At March 31, 2010	16,116,821	$0.19	$0.16	7.08 years	9,974,922	$0.27	$0.21	6.17 years

During the three months ended March 31, 2010, 108,452 options vested with a weighted average exercise price and a weighted average fair value of $0.06 per option.  Based on the March 31, 2010 fair market value of the Company’s common stock of $0.07, the aggregate intrinsic value for the 16,116,821 options outstanding and 9,974,922 shares exercisable is $198,450 and $93,879, respectively.

Total compensation expense recognized related to stock option awards was $50,835 and $54,889 for the three months ended March 31, 2010 and 2009, respectively.  In the accompanying consolidated statement of operations for the three months ended March 31, 2010, $37,920 of expense is included in general, administrative and selling expenses, $8,805 is included in research and development expenses and $4,110 is included in cost of revenues.  In the accompanying consolidated statement of operations for the three months ending March 31, 2009, $44,278 of expense is included in general, administrative and selling expenses, $10,389 is included in research and development expenses and $222 is included in cost of revenues.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2010, there was $170,826 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($103,476 in 2010, $54,097 in 2011 and $13,253 in 2012).

Pursuant to Andrea’s compensation policy for outside directors, on July 24, 2009 and August 8, 2008, Andrea granted 90,908 shares of Common Stock with a fair market value of $0.11 and 500,000 shares of Common Stock with a fair market value of $0.04, respectively.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $0 and $5,001 for the three months ended March 31, 2010 and 2009, respectively.

Note 9.         Segment Information

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products.  Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology.  Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2010 and 2009.

2010 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Three Month Segment Data

Net revenues from external customers	$204,434	$604,554	$808,988
License Revenues	433,252	-	433,252
Income (loss) from operations	152,854	(167,518)	(14,664)
Depreciation and amortization	117,486	18,568	136,054
Purchases of property and equipments	9,019	17,227	26,246
Purchases of patents and trademarks	-	151	151
Assets	3,424,876	2,247,583	5,672,459
Total long lived assets	1,914,886	310,802	2,225,688

2009 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2009 Three Month Segment Data

Net revenues from external customers	$75,411	$547,328	$622,739
License Revenues	198,841	-	198,841
Loss from operations	192,149	92,950	285,099
Depreciation and amortization	117,654	9,987	127,641
Capital expenditures	2,560	19,059	21,619
Purchases of patents and trademarks	7,032	6,545	13,577

December 31, 2009 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2009 Year End Segment Data

Assets	3,555,990	2,271,051	5,827,041
Total long lived assets	2,023,353	311,992	2,335,345

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended March 31, 2010 and 2009, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	March 31, 2010	March 31, 2009

Net revenues:
United States	$1,096,698	$735,839
Foreign(1)	145,542	85,741
	$1,242,240	$821,580

(1)  Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended March 31, 2010 and March 31, 2009.

As of March 31, 2010 and December 31, 2009, accounts receivable by geographic area is as follows:

Geographic Data	March 31, 2010	December 31, 2009

Accounts receivable:
United States	$433,796	$453,777
Foreign(1)	79,679	60,550
	$513,475	$514,327

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

Our Critical Accounting Policies

Our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements contain information that is pertinent to management's discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2009. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2009.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects.  Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended March 31, 2010 were $1,242,240 compared to $821,580 for the three months ended March 31, 2009.  Net loss for the three months ended March 31, 2010 was $21,143, or $0.00 per share on a basic and diluted basis, and $283,864, or $0.00 per share on a basic and diluted basis for the three months ended March 31, 2009.  We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations, and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  We may have to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through March 2011, provided our net revenues do not materially decline and our operating expenses do not materially increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 63,538,029 were outstanding as of May 4, 2010. The number of shares outstanding does not include an aggregate of 28,209,997 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 44% of the 63,538,029 outstanding shares.  These issuable common shares are comprised of:  a) 16,106,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1991 Performance Equity Plan, 1998 Stock Plan and 2006 Stock Plan; b) 6,267,936 shares reserved for future grants under our 2006 Stock Plan; c) 2,206,664 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results Of Operations

Three Months ended March 31, 2010 compared to Three Months ended March 31, 2009

Net Revenues

	For the Three Months
	Ended March 31,		%
	2010	2009	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$44,817	$149,379	(70)	(a)
All other Andrea Anti-Noise net product revenues	559,737	397,949	41	(b)
Total Andrea Anti-Noise Products net Product revenues	$604,554	$547,328	10

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	167,742	12,118	1,284	(c)
All other Andrea DSP Microphone and Audio product revenues	36,692	63,293	(42)
License revenues	433,252	198,841	118	(d)
Total Andrea DSP Microphone and Audio Software Products revenues	637,686	274,252	133

Total Revenues	$1,242,240	$821,580	51

(a)
This decrease of approximately $105,000 represents decreased product sales to our educational customers for use with their distance learning products as compared to the three months ending March 31, 2009.  We believe that this decrease in product sales relates to the timing of the customers purchases rather than decreased demand.

(b)
The increase of approximately $162,000 in all other Andrea Anti-noise product revenues is related to increased demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(c)	The approximate $155,000 increase in sales of automotive array microphone products is primarily the result of increased product sales to integrators of public safety vehicle solutions.

(d)
The increase in license revenues is a result of increased royalties reported for the three months ending March 31, 2010 as compared to the same period last year.  We believe this increase is related to an increase of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended March 31, 2010 decreased to 36% from 39% for the three months ended March 31, 2009.  The cost of revenues as a percentage of net revenues for the three months ended March 31, 2010 for Andrea Anti-Noise Products is 56% compared to 51% for the three months ended March 31, 2009.  The cost of revenues as a percentage of net revenues for the three months ended March 31, 2010 for the Andrea DSP Microphone and Audio Software Products is 17% compared to 16% for the three months ended March 31, 2009.  The decrease in cost of revenues as a percentage of sales for the Andrea Anti-Noise Products for the three months ending March 31, 2010 is a result of an increase in revenues related to this segment.  The decrease in cost of revenues as a percentage of sales for Andrea DSP Microphone and Audio Software Products for the three months ending March 31, 2010 is a result of the increased revenues of automotive array products.

Research and Development

Research and development expenses for the three months ended March 31, 2010 increased 15% to $171,655 from $149,513 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, the increase in research and development expenses reflects a 15% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $94,924, or 55% of total research and development expenses and a 14% increase in our Andrea Anti-Noise Headset Product efforts to $76,731, or 45% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 1% to $638,265 for the three months ended March 31, 2010 from $634,421 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, the increase reflects an 18% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $280,155, or 44% of total general, administrative and selling expenses and a 22% increase in our Andrea Anti-Noise Headset Product efforts to $358,110, or 56% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the three months ended March 31, 2010 was $1,806 compared to $2,492 for the three months ended March 31, 2009.  The year to date decrease in interest income, net is the result of interest expense from our long term debt.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2010 was $8,285 compared to a provision for income taxes of $1,257 for the three months ended March 31, 2009.  The increase is a result of an increased estimated taxable income.

Net loss

Net loss for the three months ended March 31, 2010 was $21,143 compared to net loss of $283,864 for the three months ended March 31, 2009.  The net loss for the three months ended March 31, 2010 and March 31, 2009 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At March 31, 2010, we had cash of $1,892,896 compared with $1,805,091 at December 31, 2009.  The cash balance at March 31, 2010 is primarily a result of our cash provided from operations.

Our working capital balance at March 31, 2010 was $2,851,793 compared to a working capital of 2,718,077 at December 31, 2009.  The increase in working capital reflects a decrease in total current assets of $44,925 and a decrease in total current liabilities of $178,641. The decrease in total current assets reflects an increase in cash of $87,805, a decrease in accounts receivable of $852, a decrease in inventory of $164,150, a decrease in short term customer deposits of $13,536, a decrease in deferred income tax assets of $8,229, and an increase in prepaid expenses of $54,037.  The decrease in total current liabilities reflects a decrease in trade accounts payable of $201,839, an increase in the current portion in long-term debt of $348, a decrease in short-term deferred revenue of $13,536 and an increase of $36,386 in other current liabilities.

The increase in cash of $87,805 reflects $119,487 of net cash provided by operating activities, $26,397 of net cash used in investing activities and $5,258 of cash used in financing activities.

The cash provided by operating activities of $119,487, excluding non-cash charges for the three months ended March 31, 2010, is attributable to a $1,301 increase in accounts receivable, a $167,698 decrease in inventories, a $13,536 decrease in short term customer deposits, a $54,037 increase in prepaid expenses and other current assets, a $201,839 decrease in accounts payable, a $13,536 decrease in short-term deferred revenue and a $36,386 increase in other current liabilities.  The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $26,397 reflects purchases of property and equipment of $26,246 and an increase in patents and trademarks of $151.  The significant increase in property and equipment reflects capital expenditures associated with information technology purchases including and, to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $5,285, reflects repayments on our loan from HSBC.  We obtained this loan to finance a significant upgrade to our information technologies systems.

We plan to continue to improve our cash flows in 2010 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of May 4, 2010, Andrea has approximately $1,900,000 of cash deposits.  We believe that we have sufficient liquidity available to continue in operation through at least March 2011.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ITEM 4.           (REMOVED AND RESERVED)

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
Name: Douglas J. Andrea
Title: Chairman of the Board, President,
Chief Executive Officer and Corporate Secretary

Date: May 6, 2010

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 6, 2010
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 6, 2010
Corisa L. Guiffre	Assistant Corporate Secretary