Form 10-Q
period 2010-06-30
ANDREA ELECTRONICS CORP
filed 2010-08-10
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 6, 2010, there were 63,721,035 common shares outstanding.

PART I.                           FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$2,055,621	$1,805,091
Accounts receivable, net of allowance for doubtful accounts of $9,210 and $6,262, respectively	555,238	514,327
Inventories, net	765,467	842,428
Short term customer deposits	79,632	93,168
Deferred income taxes, net	94,029	143,130
Prepaid expenses and other current assets	76,390	93,552
Total current assets	3,626,377	3,491,696

Property and equipment, net	232,707	215,974
Intangible assets, net	1,868,350	2,106,507
Other assets, net	12,864	12,864
Total assets	$5,740,298	$5,827,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$225,388	$392,128
Current portion of long-term debt	21,908	21,214
Accrued Series C Preferred Stock Dividends	80,606	80,606
Short-term deferred revenue	109,632	123,168
Other current liabilities	177,973	156,503
Total current liabilities	615,507	773,619

Long term debt, net of current portion	88,544	99,786

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 48.2 shares; liquidation value: $482,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,538,029 shares	635,380	635,380
Additional paid-in capital	77,197,013	77,096,177
Accumulated deficit	(72,805,219)	(72,786,994)

Total shareholders’ equity	5,036,247	4,953,636

Total liabilities and shareholders’ equity	$5,740,298	$5,827,041

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues
Net product revenues	$835,479	$915,554	$1,644,467	$1,538,293
License revenues	388,018	282,007	821,270	480,848
Revenues	1,223,497	1,197,561	2,465,737	2,019,141

Cost of revenues	460,389	535,898	907,373	858,643

Gross margin	763,108	661,663	1,558,364	1,160,498

Research and development expenses	182,378	142,853	354,033	292,366

General, administrative and selling expenses	538,293	538,658	1,176,558	1,173,079

Income (loss) from operations	42,437	(19,848)	27,773	(304,947)

Interest income, net	1,353	2,444	3,159	4,936

Income (loss) before provision for income taxes	43,790	(17,404)	30,932	(300,011)

Provision for income taxes	40,872	308	49,157	1,565

Net income (loss)	$2,918	$(17,712)	$(18,225)	$(301,576)

Basic weighted average shares	63,538,029	60,978,373	63,538,029	60,978,373

Diluted weighted average shares	72,362,964	60,978,373	63,538,029	60,978,373

Basic and diluted net income (loss) per share	$.00	$(.00)	$(.00)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2010	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,096,177	$(72,786,994)	$4,953,636

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	100,836	-	100,836

Net loss	-	-	-	-	-	-	-	(18,225)	(18,225)

Balance, March 31, 2010	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,197,013	$(72,805,219)	$5,036,247

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss	$(18,225)	$(301,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	271,950	257,303
Stock based compensation expense	100,836	118,663
Bad debt expense	2,948	-
Inventory reserve	15,111	(45,324)
Deferred income taxes	49,101	-
Change in:
Accounts receivable	(43,859)	170,440
Inventories	61,850	352,335
Short term customer deposit	13,536	(130,854)
Prepaid expenses and other current assets	17,162	1,694
Trade accounts payable	(166,740)	251,610
Short-term deferred revenue	(13,536)	130,854
Other current liabilities	21,470	3,448
Net cash provided by operating activities	311,604	808,593

Cash flows from investing activities:
Purchases of property and equipment	(50,076)	(27,649)
Purchases of patents and trademarks	(450)	(23,289)
Net cash used in investing activities	(50,526)	(50,938)

Cash flows from financing activities:
Principal repayments of long term debt	(10,548)	-
Net cash used in financing activities	(10,548)	-

Net increase in cash	250,530	757,655

Cash, beginning of year	1,805,091	1,006,951
Cash, end of period	$2,055,621	$1,764,606

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$2,656	$6,327
Interest	$3,623	$-

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

Management's Liquidity Plans - As of June 30, 2010, Andrea had working capital of $3,010,870 and cash on hand of $2,055,621.  Andrea’s income from operations was $42,437 and $27,773 for the three and six months ended June 30, 2010, respectively.  Andrea plans to continue to improve its cash flows during 2010 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through new products that are currently being offered and that are under development, as well as the increased efforts of the Company to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of August 6, 2010, Andrea had approximately $2,100,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least June 2011.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has generated cash flows from operations.  If Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

Note 2.                 Summary of Significant Accounting Policies

Earnings (loss) Per Share - Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Total potential common shares as of:
Options to purchase common stock (Note 8)	8,706,821	14,526,820	16,031,821	14,526,820
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	-	4,103,984	2,206,664	4,103,984
Series D Convertible Preferred Stock and related warrants (Note 4)	-	4,200,004	3,628,576	4,200,004

Total potential common shares	8,706,821	22,830,808	21,867,061	22,830,808

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net income (loss)	$2,918	$(17,712)	$(18,225)	$(301,576)
Denominator:
Weighted average shares	63,538,029	60,978,373	63,538,029	60,978,373
Effect of dilutive securities:
Series C Convertible Preferred Stock	2,206,664	-	-	-
Series D Convertible Preferred Stock	3,628,576	-	-	-
Employee stock options	2,989,695	-	-	-
Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	72,362,964	60,978,373	63,538,029	60,978,373

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less.  At times during the periods ended June 30, 2010 and December 31, 2009, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At June 30, 2010, the Company’s cash is held at three financial institutions.

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Customer A	*	17%	*	12%
Customer B	15%	*	13%	*
Customer C	28%	19%	29%	19%

_________________

* Amounts are less than 10%

Customer B and C accounted for approximately 14% and 27%, respectively of total accounts receivable at June 30, 2010.  Customer A accounted for approximately 55% of total accounts receivable at December 31, 2009.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Supplier A	90%	100%	91%	84%
Supplier B	*	*	*	16%
_________________

* Amounts are less than 10%

At June 30, 2010 and December 31, 2009, Supplier A accounted for approximately 72% and 63% of accounts payable, respectively.

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

	June 30,	December 31,
	2010	2009
Raw materials	$44,196	$54,351
Finished goods	1,389,390	1,441,085
	1,433,586	1,495,436
Less: reserve for obsolescence	(668,119)	(653,008)
	$765,467	$842,428

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the three and six month periods ended June 30, 2010 and 2009.

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

Income Taxes - The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income, which includes amortization expense, stock based compensation and other permanent differences. These permanent items result in a difference between income taxes at the statutory Federal income tax rate and income taxes reported in the condensed consolidated income statement.  Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, and after considering changes in previously existing positive evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $143,000 for the year ended December 31, 2009.  In addition, Andrea expects it will reduce its valuation in future periods to the extent that it can demonstrate its ability to utilize the assets.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2009.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-Based Compensation -At June 30, 2010, Andrea had two stock-based employee compensation plans, which are described more fully in Note 8.  Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, except as disclosed in Note 3, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

As of June 30, 2010, there were 48.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,206,664 shares of Common Stock and remaining accrued dividends of $80,606.

On July 16, 2010, 4.0 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 183,006 shares of Common Stock at a conversion price of $0.2551.

As of August 6, 2010, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of June 30, 2010, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5.                 Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's two largest licensing customers accounted for $343,638 and $22,920 of license revenues for the three months ended June 30, 2010 and $230,376 and $48,410 of license revenues for the three months ended June 30, 2009.  The Company's two largest licensing customers accounted for $726,837 and $63,448 of license revenues for the six months ended June 30, 2010 and $386,429 and $48,410 of license revenues for the six months ended June 30, 2009.

Note 6.                 Long Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Long-term debt	$110,452	$121,000

Less: Current Maturities of Long-Term Debt	21,908	21,214

Long-Term Debt, net of Current Maturities	$88,544	$99,786

HSBC unsecured bank loan, dated December 9, 2009, is due in 60 monthly installments of $2,362 including principal and interest at 6.4%.

As of June 30, 2010, maturities of long term debt are as follows:

July, 2010 – June 30, 2011	$21,908
July, 2011 – June 30, 2012	23,352
July, 2012 – June 30, 2013	24,892
July, 2013 – June 30, 2014	26,532
July, 2014 – June 30, 2015	13,768
Total	$110,452

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7.                 Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was $24,465 and $46,180 for the three and six-month periods ended June 30, 2010, respectively.  Rent expense under this operating lease was $21,715 and $42,798 for the three and six-month periods ended June 30, 2009, respectively.

As of June 30, 2010, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2010 (July 1 – December 31)	$53,593
2011	108,974
2012	105,728
2013	96,814
2014	99,718
Thereafter	33,565
Total	$498,392

Employment Agreements

In November 2008, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement was August 1, 2008 and expired on July 31, 2010.  At June 30, 2010, the future minimum cash commitments under this agreement aggregated $27,083.

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement is August 1, 2010 and expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011.  These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board of Directors, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2011, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement.  At June 30, 2010, the future minimum cash commitments under this agreement aggregate $687,500.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  On July 24, 2009, shareholders approved an amendment to the 2006 Plan to increase the number of shares issuable under the 2006 Plan to 18,000,000.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At June 30, 2010, there were 6,267,936 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three and six months ended June 30, 2010 and 2009.

Option activity during 2010 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2010	16,141,821	$0.20	$0.16	7.32 years	9,891,470	$0.29	$0.22	6.37 years
Expired	(110,000)	$7.10	$4.94
At June 30, 2010	16,031,821	$0.16	$0.13	6.87 years	9,923,222	$0.21	$0.17	5.98 years

During the three months ended June 30, 2010, 33,300 options vested with a weighted average exercise price and a weighted average fair value of $0.05 per option.  During the six months ended June 30, 2010, 141,752 options vested with a weighted average exercise price and a weighted average fair value of $0.06 per option.  Based on the June 30, 2010 fair market value of the Company’s common stock of $0.10, the aggregate intrinsic value for the 16,031,821 options outstanding and 9,923,222 shares exercisable is $423,500 and $210,357, respectively.

Total compensation expense recognized related to stock option awards was $50,001 and $53,773 for the three months ended June 30, 2010 and 2009, respectively.  In the accompanying consolidated statement of operations for the three months ended June 30, 2010, $37,086 of expense is included in general, administrative and selling expenses, $8,805 is included in research and development expenses and $4,110 is included in cost of revenues.  In the accompanying consolidated statement of operations for the three months ended June 30, 2009, $43,162 of expense is included in general, administrative and selling expenses, $10,389 is included in research and development expenses and $222 is included in cost of revenues.  Total compensation expense recognized related to all stock option awards was $100,836 and $108,662 for the six months ended June 30, 2010 and 2009, respectively.  In the accompanying consolidated statement of operations for the six months ending June 30, 2010, $75,006 of expense is included in general, administrative and selling expenses, $17,610 is included in research and development expenses and $8,220 is included in cost of revenues.  In the accompanying consolidated statement of operations for the six months ending June 30, 2009, $87,440 of expense is included in general, administrative and selling expenses, $20,778 is included in research and development expenses and $444 is included in cost of revenues.

As of June 30, 2010, there was $120,825 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next 3 years ($53,475 in 2010, $54,097 in 2011 and $13,253 in 2012).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In  July 24, 2009 and August 8, 2008, Andrea granted 90,908 shares of Common Stock with a fair market value of $0.11 and 500,000 shares of Common Stock with a fair market value of $0.04, respectively.  These stock grants were fully vested on the date of grant.  Compensation expense related to these awards was $0 and $5,001 for the three months ended June 30, 2010 and 2009, respectively.   Compensation expense related to these awards was $0 and $10,002 for the six months ended June 30, 2010 and 2009, respectively.

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended June 30, 2010 and 2009.

2010 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Three Month Total

Net revenues from external customers	$250,971	$584,508	$835,479
License Revenues	388,018	-	388,018
Income (loss) from operations	130,629	(88,192)	42,437
Depreciation and amortization	117,435	18,461	135,896
Purchases of property and equipments	7,671	16,159	28,830
Purchases of patents and trademarks	-	299	299
Assets	3,294,342	2,445,956	5,740,298
Total long lived assets	1,805,122	308,799	2,113,921

2009 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2009 Three Month Total

Net revenues from external customers	$111,507	$804,047	$915,554
License Revenues	282,007	-	282,007
Loss from operations	6,114	13,734	19,848
Depreciation and amortization	117,900	11,762	129,662
Capital expenditures	6,030	-	6,030
Purchases of patents and trademarks	1,391	8,321	9,712

December 31, 2009 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2009 Year End Total

Assets	3,555,990	2,271,051	5,827,041
Total long lived assets	2,023,353	311,992	2,335,345

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments for the six-month periods ended June 30, 2010 and 2009:

2010 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Six Month Total

Net revenues from external customers	$455,405	$1,189,062	$1,644,467
License Revenues	821,270	-	821,270
Income (loss) from operations	283,483	(255,710)	27,773
Depreciation and amortization	234,921	37,029	271,950
Purchases of property and equipments	16,691	33,385	50,076
Purchases of patents and trademarks	-	450	450

2009 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2009 Six Month Total

Net revenues from external customers	$186,918	$1,351,375	$1,538,293
License Revenues	480,848	-	480,848
Loss from operations	198,263	106,684	304,947
Depreciation and amortization	235,554	21,749	257,303
Capital expenditures	2,560	25,089	27,649
Purchases of patents and trademarks	8,423	14,866	23,289

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended June 30, 2010 and 2009, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2010	June 30, 2009

Net revenues:
United States	$1,094,019	$1,131,135
Foreign(1)	129,478	66,426
	$1,223,497	$1,197,561

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended June 30, 2010 and June 30, 2009.

For the six-month periods ended June 30, 2010 and 2009, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2010	June 30, 2009

Net revenues:
United States	$2,190,717	$1,866,974
Foreign(1)	275,020	152,167
	$2,465,737	$2,019,141

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the six months ended June 30, 2010 and June 30, 2009.

As of June 30, 2010 and December 31, 2009, accounts receivable by geographic area is as follows:

Geographic Data	June 30, 2010	December 31, 2009

Accounts receivable:
United States	$495,936	$453,777
Foreign(1)	59,302	60,550
	$555,238	$514,327

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

Our Critical Accounting Policies

Our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements contain information that is pertinent to management's discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2009.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended June 30, 2010 were $1,223,497 compared to $1,197,561 for the three months ended June 30, 2009.  Net income for the three months ended June 30, 2010 was $2,918, or $0.00 earnings per share on a basic and diluted basis compared to net loss of $17,712, or $0.00 loss per share on a basic and diluted basis for the three months ended June 30, 2009.  Our revenues for the six months ended June 30, 2010 were $2,465,737 compared to $2,109,141 for the six months ended June 30, 2009.  Net loss for the six months ended June 30, 2010 was $18,225 or $.00 loss per share on a basic and diluted basis, compared to net loss of $301,576, or $.01 loss per share on a basic and diluted basis for the six months ended June 30, 2009.  We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues continue to decline we may not continue to generate positive cash flows and our net income or loss may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations, and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained significant operating losses.  We may have to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through June 2011, provided our net revenues do not materially decline and our operating expenses do not materially increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of August 6, 2010. The number of shares outstanding does not include an aggregate of 27,816,991 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 44% of the 63,721,035 outstanding shares.  These issuable common shares are comprised of:  a) 16,896,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 5,267,936 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Results Of Operations

Three and Six Months ended June 30, 2010 compared to Three and Six Months ended June 30, 2009

Net Revenues

	For the Three Months			For the Three Months
	Ended June 30,		%	Ended June 30,		%
	2010	2009	Change	2010	2009	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$-	$204,353	(100)	$5,666	$232,877	(98)	(a)
All other Andrea Anti-Noise net product revenues	584,508	599,694	(3)	1,183,396	1,118,498	6	(b)
Total Andrea Anti-Noise Products net Product revenues	$584,508	$804,047	(27)	$1,189,062	$1,351,375	(12)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	200,192	34,019	488	367,934	46,137	697	(c)
All other Andrea DSP Microphone and Audio product revenues	50,779	77,488	(34)	87,471	140,781	(38)	(d)
License revenues	388,018	282,007	38	821,270	480,848	71	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	638,989	393,514	62	1,276,675	667,766	91

Total Revenues	$1,223,497	$1,197,561	2	$2,465,737	$2,019,141	22

(a)
The decreases in sales of Andrea Anti-Noise Products is directly related to decreased purchases by an OEM customer for use with speech recognition software during the three and six months ended June 30, 2010 as compared to the same periods in 2009.

(b)
The decrease of approximately $15,000 and increase of approximately $65,000 for the three and six month periods, respectively as compared to the same period in 2009 in all other Andrea Anti-noise product revenues is related to demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(c)
The increases of approximately $166,000 and $322,000 for the three and six month periods, respectively as compared to the same period in 2009 relate to increases in sales of automotive array microphone products is due to increased product sales to integrators of public safety vehicle solutions.

(d)
The decreases of approximately $27,000 and $54,000 for the three and six month periods, respectively as compared to the same period in 2009 in all other Andrea DSP Microphone and Audio Software product revenues is related to demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(e)
The increases in license revenues are the result of increased royalties reported for the three and six months ending June 30, 2010 as compared to the same period last year.  We believe this increase is related to an increase of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended June 30, 2010 decreased to 38% from 45% for the three months ended June 30, 2009.  The cost of revenues as a percentage of net revenues for the three months ended June 30, 2010 for Andrea Anti-Noise Products is 52% compared to 59% for the three months ended June 30, 2009.  The cost of revenues as a percentage of net revenues for the three months ended June 30, 2010 for Andrea DSP Microphone and Audio Software Products is 25% compared to 15% for the three months ended June 30, 2009.  Cost of revenues as a percentage of net revenues for the six months ended June 30, 2010 decreased to 37% from 43% for the six months ended June 30, 2009.  The cost of revenues as a percentage of net revenues for the six months ended June 30, 2010 for Andrea Anti-Noise Products is 54% compared to 56% for the six months ended June 30, 2009.  The cost of revenues as a percentage of net revenues for the six months ended June 30, 2010 for Andrea DSP Microphone and Audio Software Products is 21% compared to 15% for the six months ended June 30, 2009. The decreases for the Andrea Anti-Noise Products revenues for the three and six month periods are a result of decreases in sales of products to an OEM customer for use with speech recognition software.  The increases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the three and six month periods relates to increased product sales of automotive array microphone products to integrators of public safety vehicle solutions.

Research and Development

Research and development expenses for the three months ended June 30, 2010 increased 28% to $182,378 from $142,853 for the three months ended June 30, 2009.  For the three months ended June 30, 2010, the increase in research and development expenses reflects a 25% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $100,924, or 55% of total research and development expenses and a 31% increase in our Andrea Anti-Noise Headset Product efforts to $81,454, or 45% of total research and development expenses.  Research and development expenses for the six months ended June 30, 2010 increased 21% to $354,033 from $292,366 for the six months ended June 30, 2009.  These increases primarily relate to increases in employee compensation and related benefit costs.  For the six months ended June 30, 2010, the increase in research and development expenses reflects a 20% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $195,848, or 55% of total research and development expenses and a 23% increase in our Andrea Anti-Noise Headset Product efforts to $158,185, or 45% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses were $538,293 for the three months ended June 30, 2010 from $538,658 for the three months ended June 30, 2009.  For the three months ended June 30, 2010, the expenses reflect a 4% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $249,166, or 46% of total general, administrative and selling expenses and a 4% increase in our Andrea Anti-Noise Headset Product efforts to $289,127, or 54% of total general, administrative and selling expenses.  General, administrative and selling expenses remained relatively flat, $1,176,558 for the six months ended June 30, 2010 from $1,173,079 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, the expenses reflect a 12% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $529,321, or 45% of total general, administrative and selling expenses and a 13% increase in our Andrea Anti-Noise Headset Product efforts to $647,237, or 55% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the three months ended June 30, 2010 was $1,353 compared to $2,444 for the three months ended June 30, 2009.  Interest income, net for the six months ended June 30, 2010 was $3,159 compared to $4,936 for the six months ended June 30, 2009.  The year to date decrease in interest income, net is the result of interest expense from our long term debt.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2010 was $40,872 compared to a provision for income taxes of $308 for the three months ended June 30, 2009.  The provision for income taxes for the six months ended June 30, 2010 was $49,157 compared to a provision for income taxes of $1,565 for the three months ended June 30, 2009.  The increase is a result of an increased estimated taxable income.

Net income (loss)

Net income for the three months ended June 30, 2010 was $2,918 compared to net loss of $17,712 for the three months ended June 30, 2009.  Net loss for the six months ended June 30, 2010 was $18,225 compared to net loss of $301,576 for the three months ended June 30, 2009.  The net income for the three months ended June 30, 2010, net loss for the three months ended June 30, 2009 and net loss for the six months ended June 2010 and 2009 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At June 30, 2010, we had cash of $2,055,621 compared with $1,805,091 at December 31, 2009.  The cash balance at June 30, 2010 is primarily a result of our cash provided from operations.

Our working capital balance at June 30, 2010 was $3,010,870 compared to a working capital of 2,718,077 at December 31, 2009.  The increase in working capital reflects an increase in total current assets of $134,681 and a decrease in total current liabilities of $158,112. The increase in total current assets reflects an increase in cash of $250,530, an increase in accounts receivable of $40,911, a decrease in inventory of $76,961, a decrease in short term customer deposits of $13,536, a decrease in deferred income tax assets of $49,101, and a decrease in prepaid expenses of $17,162.  The decrease in total current liabilities reflects a decrease in trade accounts payable of $166,740, an increase in the current portion in long-term debt of $694, a decrease in short-term deferred revenue of $13,536 and an increase of $21,470 in other current liabilities.

The increase in cash of $250,530 reflects $311,604 of net cash provided by operating activities, $50,526 of net cash used in investing activities and $10,548 of cash used in financing activities.

The cash provided by operating activities of $311,604, excluding non-cash charges for the six months ended June 30, 2010, is attributable to a $43,859 increase in accounts receivable, a $61,850 decrease in inventories, a $13,536 decrease in short term customer deposits, a $17,162 decrease in prepaid expenses and other current assets, a $166,740 decrease in accounts payable, a $13,536 decrease in short-term deferred revenue and a $21,470 increase in other current liabilities.  The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $50,526 reflects purchases of property and equipment of $50,076 and an increase in patents and trademarks of $450.  The significant increase in property and equipment reflects capital expenditures associated with information technology purchases including and, to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $10,548, reflects repayments to finance a significant upgrade to our information technologies systems.

We plan to continue to improve our cash flows in 2010 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of August 6, 2010, Andrea has approximately $2,100,000 of cash deposits.  We believe that we have sufficient liquidity available to continue in operation through at least June 2011.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      (REMOVED AND RESERVED)

ITEM 5.                      OTHER INFORMATION

The Company’s 2010 annual meeting of shareholders will be held on September 22, 2010.

ITEM 6.                      EXHIBITS

a)	Exhibits

Exhibit 10.1	Employment Agreement dated August 1, 2010 by and between Andrea Electronics Corporation and Douglas J. Andrea*
Exhibit 31	– Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32	– Section 1350 Certifications
*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: August 10, 2010
/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 10, 2010
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 10, 2010
Corisa L. Guiffre	Assistant Corporate Secretary