Form 10-Q
period 2010-09-30
ANDREA ELECTRONICS CORP
filed 2010-11-15
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 11, 2010, there were 63,721,035 common shares outstanding.

PART I.                           FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$2,248,918	$1,805,091
Accounts receivable, net of allowance for doubtful accounts of $10,266 and $6,262, respectively	888,866	514,327
Inventories, net	690,818	842,428
Short term customer deposits	79,632	93,168
Deferred income taxes, net	35,392	143,130
Prepaid expenses and other current assets	83,177	93,552
Total current assets	4,026,803	3,491,696

Property and equipment, net	224,813	215,974
Intangible assets, net	1,758,222	2,106,507
Other assets, net	12,864	12,864
Total assets	$6,022,702	$5,827,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$379,256	$392,128
Current portion of long-term debt	22,261	21,214
Accrued Series C Preferred Stock dividends	73,921	80,606
Short-term deferred revenue	109,632	123,168
Other current liabilities	196,976	156,503
Total current liabilities	782,046	773,619

Long term debt, net of current portion	82,845	99,786

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 and 48.2 shares, respectively; liquidation value: $442,314 and $482,314, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 and 63,538,029 shares, respectively	637,210	635,380
Additional paid-in capital	77,252,821	77,096,177
Accumulated deficit	(72,741,293)	(72,786,994)

Total shareholders’ equity	5,157,811	4,953,636

Total liabilities and shareholders’ equity	$6,022,702	$5,827,041

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues
Net product revenues	$1,080,096	$1,039,711	$2,724,563	$2,578,004
License revenues	424,461	358,256	1,245,731	839,104
Revenues	1,504,557	1,397,967	3,970,294	3,417,108

Cost of revenues	570,153	646,368	1,477,526	1,505,011

Gross margin	934,404	751,599	2,492,768	1,912,097

Research and development expenses	170,219	148,913	524,252	441,279

General, administrative and selling expenses	642,767	578,165	1,819,325	1,751,244

Income (loss) from operations	121,418	24,521	149,191	(280,426)

Interest income, net	1,145	4,782	4,304	9,718

Income (loss) before provision for income taxes	122,563	29,303	153,495	(270,708)

Provision for income taxes	58,637	355	107,794	1,920

Net income (loss)	$63,926	$28,948	$45,701	$(272,628)

Basic weighted average shares	63,689,208	62,952,705	63,588,976	61,643,716

Diluted weighted average shares	73,296,287	72,608,050	72,273,719	61,643,716

Basic and diluted net income (loss) per share	$.00	$.00	$.00	$(.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2010	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,096,177	$(72,786,994)	$4,953,636

Conversion of Series C Convertible Preferred Stock	(4.000000)	-	-	-	183,006	1,830	4,855	-	6,685

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	151,789	-	151,789

Net Income	-	-	-	-	-	-	-	45,701	45,701

Balance, September 30, 2010	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,252,821	$(72,741,293)	$5,157,811

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net income (loss)	$45,701	$(272,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	409,103	387,710
Stock based compensation expense	151,789	190,803
Bad debt expense	4,004	(46,172)
Inventory reserve	15,111	-
Deferred income taxes	107,738	-
Change in:
Accounts receivable	(378,543)	420,505
Inventories	136,499	133,258
Short term customer deposits	13,536	(93,168)
Prepaid expenses and other current assets	10,375	22,501
Trade accounts payable	(12,872)	460,561
Short-term deferred revenue	(13,536)	83,168
Other current liabilities	40,473	26,189
Net cash provided by operating activities	529,378	1,312,727

Cash flows from investing activities:
Purchases of property and equipment	(59,948)	(33,032)
Purchases of patents and trademarks	(9,709)	(33,851)
Net cash used in investing activities	(69,657)	(66,883)

Cash flows from financing activities:
Principal repayments of long term debt	(15,894)	-
Net cash used in financing activities	(15,894)	-

Net increase in cash	443,827	1,245,844

Cash, beginning of year	1,805,091	1,006,951
Cash, end of period	$2,248,918	$2,252,795

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$6,685	$69,306
Cash paid for:
Income Taxes	$2,656	$7,040
Interest	$1,739	$-

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

Management's Liquidity Plans - As of September 30, 2010, Andrea had working capital of $3,244,757 and cash on hand of $2,248,918.  Andrea’s income from operations was $121,418 and $149,191 for the three and nine months ended September 30, 2010, respectively.  Andrea plans to continue to improve its cash flows during 2010 and 2011 by aggressively pursuing additional licensing opportunities related to Andrea DSP Audio Software and increasing its Andrea Anti-Noise Headset Products sales through new products that are currently being offered and that are under development, as well as the increased efforts of the Company to its sales and marketing efforts.  However, there can be no assurance that Andrea will be able to successfully execute the aforementioned plans.

As of November 11, 2010, Andrea had approximately $2,100,000 of cash. Management projects that Andrea has sufficient liquidity available to operate through at least September 2011.  While Andrea explores opportunities to increase revenues in new business areas, the Company also continues to examine additional opportunities for cost reduction and further diversification of its business.  Since the third quarter of 2006, Andrea has generated cash flows from operations.  If Andrea fails to develop additional revenues from sales of its products and licensing of its technology or to generate adequate funding from operations, or if Andrea fails to obtain additional financing through a capital transaction or other type of financing, Andrea will be required to continue to significantly reduce its operating expenses and/or operations or Andrea may have to relinquish its products, technologies or markets which could have a materially adverse effect on revenue and operations. Andrea has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Total potential common shares as of:
Options to purchase common stock (Note 8)	9,306,821	8,384,321	9,223,488	16,174,321
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	-	-	-	2,206,664
Series D Convertible Preferred Stock and related warrants (Note 4)	-	-	-	3,628,576

Total potential common shares	9,306,821	8,384,321	9,223,488	22,009,561

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net income (loss)	$63,926	$28,948	$45,701	$(272,628)
Denominator:
Basic Weighted average shares	63,689,208	62,952,705	63,588,976	61,643,716
Effect of dilutive securities:
Series C Convertible Preferred Stock	2,023,658	2,206,664	2,145,662	-
Series D Convertible Preferred Stock	3,628,576	3,628,576	3,628,576	-
Employee stock options	3,954,845	3,820,105	2,910,505	-
Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	73,296,287	72,608,050	72,273,719	61,643,716

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less.  At times during the periods ended September 30, 2010 and December 31, 2009, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At September 30, 2010, the Company’s cash is held at three financial institutions.

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Customer A	17%	22%	25%	20%
Customer B	11%	*	*	*
Customer C	11%	*	*	*
Customer D	12%	*	*	*
Customer E	*	*	10%	*
Customer F	*	11%	*	*
Customer G	*	13%	*	*
_________________

* Amounts are less than 10%

Customer A, B, C, and D accounted for approximately 25%, 10%, 18% and 20%, respectively of total accounts receivable at September 30, 2010.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Supplier A	71%	100%	80%	94%
Supplier B	29%	*	16%	*
_________________

* Amounts are less than 10%

At September 30, 2010 and December 31, 2009, Supplier A accounted for approximately 30% and 63% of accounts payable, respectively.

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

	September 30,	December 31,
	2010	2009
Raw materials	$35,121	$54,351
Finished goods	1,323,816	1,441,085
	1,358,937	1,495,436
Less: reserve for obsolescence	(668,119)	(653,008)
	$690,818	$842,428

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the three and nine month periods ended September 30, 2010 and 2009.

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

Income Taxes - The provision for income taxes is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  For all other income taxes, Andrea accounts for income taxes in accordance with ASC 270, “Interim Reporting” (ASC 240”) and ASC 740, “Income Taxes” (“ASC 740”), whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period’s income or loss.  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income, which includes amortization expense, stock based compensation and other permanent differences. These permanent items result in a difference between income taxes at the statutory Federal income tax rate and income taxes reported in the condensed consolidated income statement.  Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, and after considering changes in existing positive evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $143,000 for the year ended December 31, 2009.  In addition, Andrea expects it will reduce its valuation in future periods to the extent that it can demonstrate its ability to utilize the assets.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated financial statements.  The Company's evaluation was performed for tax years ended 2006 through 2009.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-Based Compensation -At September 30, 2010, Andrea had two stock-based employee compensation plans, which are described more fully in Note 8.  Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the interim condensed consolidated financial statements.

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

As of September 30, 2010, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

In addition, on June 4, 2004, the Buyers purchased for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock.  The warrants were exercisable at any time after December 4, 2004 and before June 4, 2009 at an exercise price of $0.17 per share.  On June 4, 2009, the unexercised warrants expired without being exercised.

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

As of September 30, 2010, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5.                 Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components.  These agreements provide for revenues based on the terms of each individual agreement.  The Company's two largest licensing customers accounted for $254,576 and $160,782 of license revenues for the three months ended September 30, 2010 and $306,476 and $39,750 of license revenues for the three months ended September 30, 2009.  The Company's two largest licensing customers accounted for $981,413 and $184,826 of license revenues for the nine months ended September 30, 2010 and $692,905 and $88,160 of license revenues for the nine months ended September 30, 2009.

Note 6.                 Long Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
Long-term debt	$105,106	$121,000

Less: Current Maturities of Long-Term Debt	22,261	21,214

Long-Term Debt, net of Current Maturities	$82,845	$99,786

HSBC unsecured bank loan, dated December 9, 2009, is due in 60 monthly installments of $2,362 including principal and interest at 6.4%.

As of September 30, 2010, maturities of long term debt are as follows:

October, 2010 – September 30, 2011	$22,261
October, 2011 – September 30, 2012	23,728
October, 2012 – September 30, 2013	25,292
October, 2013 – September 30, 2014	26,959
October, 2014 – September 30, 2015	6,866
Total	$105,106

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7.                 Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was $22,367 and $68,547 for the three and nine-month periods ended September 30, 2010, respectively.  Rent expense under this operating lease was $21,715 and $64,513 for the three and nine-month periods ended September 30, 2009, respectively.

As of September 30, 2010, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2010 (October 1 – December 31)	$26,796
2011	108,974
2012	105,728
2013	96,814
2014	99,718
Thereafter	33,565
Total	$471,595

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea.  The effective date of the employment agreement was August 1, 2010.  The employment agreement expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000.  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  All bonuses shall be payable as soon as the Company's cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011.  These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board of Directors, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2011, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant.  Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement.  At September 30, 2010, the future minimum cash commitments under this agreement aggregate $644,119.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  As originally adopted the 2006 Plan authorized the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  On July 24, 2009, shareholders approved an amendment to the 2006 Plan to increase the number of shares issuable under the 2006 Plan to 18,000,000.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At September 30, 2010, there were 4,213,936 shares available for further issuance under the 2006 Plan.

The stock option awards granted under these plans have been granted with an exercise price equal to the market price of the Company’s stock on the date of grant; with vesting periods of up to four years and 10-year contractual terms.

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

On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011.  These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.

On September 22, 2010, the Board granted 916,500 stock options to employees of the Company.  Each option grant provides for vesting periods of up to three years, an exercise price of $0.08 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.  The fair value of these 916,500 stock options was $73,320 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

On September 22, 2010, pursuant to Andrea’s compensation policy for outside directors, Andrea granted 62,500 stock options to the chairperson of the Audit Committee and 25,000 stock options to each of the other three outside directors.  The stock option grants provide for an 18-month vesting period, an exercise price of $0.08 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.  The fair value of these 137,500 stock options was $11,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2010 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Expected life in years	6	6
Risk-free interest rates	1.84%	1.84%
Volatility	168.22%	168.22%
Dividend yield	0%	0%

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Option activity during 2010 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2010	16,141,821	$0.20	$0.16	7.32 years	9,891,470	$0.29	$0.22	6.37 years
Granted	2,054,000	$0.10	$0.10
Expired	(245,000)	$6.49	$4.53
At September 30, 2010	17,950,821	$0.11	$0.10	7.05 years	12,628,391	$0.12	$0.10	6.26 years

During the three months ended September 30, 2010, 2,840,169 options vested with a weighted average exercise price and a weighted average fair value of $0.07 per option.  During the nine months ended September 30, 2010, 2,981,921 options vested with a weighted average exercise price and a weighted average fair value of $0.07 per option.  Based on the September 30, 2010 fair market value of the Company’s common stock of $0.10, the aggregate intrinsic value for the 17,950,821 options outstanding and 12,628,391 shares exercisable is 444,580 and $303,464, respectively.

Total compensation expense recognized related to stock option awards was $50,953 and $60,476 for the three months ended September 30, 2010 and 2009, respectively.  In the accompanying condensed consolidated statement of operations for the three months ended September 30, 2010, $39,875 of expense is included in general, administrative and selling expenses, $7,035 is included in research and development expenses and $4,043 is included in cost of revenues.  In the accompanying condensed consolidated statement of operations for the three months ended September 30, 2009, $48,060 of expense is included in general, administrative and selling expenses, $11,399 is included in research and development expenses and $1,017 is included in cost of revenues.  Total compensation expense recognized related to all stock option awards was $151,789 and $169,138 for the nine months ended September 30, 2010 and 2009, respectively.  In the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010, $114,881 of expense is included in general, administrative and selling expenses, $24,645 is included in research and development expenses and $12,263 is included in cost of revenues.  In the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009, $134,894 of expense is included in general, administrative and selling expenses, $32,177 is included in research and development expenses and $2,067 is included in cost of revenues.

As of September 30, 2010, there was $284,192 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next four years ($52,767 in 2010, $157,606 in 2011, $59,117 in 2012 and $14,702 in 2013).

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended September 30, 2010 and 2009.

2010 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Three Month Total

Net revenues from external customers	$240,567	$839,529	$1,080,096
License revenues	424,461	-	424,461
Income (loss) from operations	191,176	(69,758)	121,418
Depreciation and amortization	117,720	19,433	137,153
Purchases of property and equipments	3,454	6,418	9,872
Purchases of patents and trademarks	3,757	5,502	9,259
Assets	3,660,782	2,361,920	6,022,702
Total long lived assets	1,694,614	301,285	1,995,899

2009 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2009 Three Month Total

Net revenues from external customers	$91,437	$948,274	$1,039,711
License revenues	358,256	-	358,256
Income (loss) from operations	34,441	(9,920)	24,521
Depreciation and amortization	117,902	12,504	130,406
Purchases of property and equipments	2,153	3,229	5,382
Purchases of patents and trademarks	1,245	4,484	5,729

December 31, 2009 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2009 Year End Total

Assets	$3,555,990	$2,271,051	$5,827,041
Total long lived assets	2,023,353	311,992	2,335,345

The following represents selected condensed consolidated financial information for Andrea’s segments for the nine-month periods ended September 30, 2010 and 2009:

2010 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Nine Month Total

Net revenues from external customers	$695,972	$2,028,591	$2,724,563
License revenues	1,245,731	-	1,245,731
Income (loss) from operations	474,659	(325,468)	149,191
Depreciation and amortization	352,641	56,462	409,103
Purchases of property and equipments	20,145	39,803	59,948
Purchases of patents and trademarks	3,757	5,952	9,709

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2009 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2009 Nine Month Total

Net revenues from external customers	$278,355	$2,299,649	$2,578,004
License Revenues	839,104	-	839,104
Loss from operations	(163,822)	(116,604)	(280,426)
Depreciation and amortization	353,457	34,253	387,710
Purchases of property and equipments	4,201	28,831	33,032
Purchases of patents and trademarks	10,570	23,281	33,851

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended September 30, 2010 and 2009, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2010	September 30, 2009

Net revenues:
United States	$1,240,278	$1,287,207
Foreign(1)	264,279	110,760
	$1,504,557	$1,397,967

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended September 30, 2010 and September 30, 2009.

For the nine-month periods ended September 30, 2010 and 2009, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	September 30, 2010	September 30, 2009

Net revenues:
United States	$3,430,995	$3,154,181
Foreign(1)	539,299	262,927
	$3,970,294	$3,417,108

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the nine months ended September 30, 2010 and September 30, 2009.

As of September 30, 2010 and December 31, 2009, accounts receivable by geographic area is as follows:

Geographic Data	September 30, 2010	December 31, 2009

Accounts receivable:
United States	$712,945	$453,777
Foreign(1)	175,921	60,550
	$888,866	$514,327

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended September 30, 2010 were $1,504,557 compared to $1,397,967 for the three months ended September 30, 2009.  Net income for the three months ended September 30, 2010 was $63,926, or $0.00 per share on a basic and diluted basis compared to net income of $28,948, or $0.00 per share on a basic and diluted basis for the three months ended September 30, 2009.  Our revenues for the nine months ended September 30, 2010 were $3,970,294 compared to $3,417,108 for the nine months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 was $45,701 or $0.00 per share on a basic and diluted basis, compared to net loss of $272,628, or $.00 per share on a basic and diluted basis for the nine months ended September 30, 2009.  We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.  Although we have improved cash flows by reducing overall expenses, if our revenues decline we may not continue to generate positive cash flows and our net income may be affected.

If we fail to obtain additional capital or maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations, and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations.  To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses.  We might also need to sell additional assets or raise capital as a means of funding continued operations.  In recent years, we have sustained operating losses.  We may have to raise additional capital from external sources.  These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements.  Such additional capital and funding may not be available on favorable terms, if at all.  Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale.  As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through September 2011, provided our net revenues do not materially decline and our operating expenses do not materially increase.  Although we have revised our business strategies to reduce our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations.  Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of November 11, 2010. The number of shares outstanding does not include an aggregate of 27,816,991 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 44% of the 63,721,035 outstanding shares.  These issuable common shares are comprised of:  a) 16,896,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 5,267,936 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Results Of Operations

Three and Nine Months ended September 30, 2010 compared to Three and Nine Months ended September 30, 2009

Net Revenues

	For the Three Months Ended September 30,		%	For the Nine Months Ended September 30,		%
Andrea Anti-Noise Products Net Product Revenues	2010	2009	Change	2010	2009	Change
Sales of products to an OEM customer for use with speech recognition software	$7,040	$126	5,487	$12,706	$233,003	(95)	(a)
Revenues related to LED headphone products	-	180,587	(100)	-	267,705	(100)	(b)
Sales of products to OEM customers for use with educational software	274,857	307,985	(11)	431,658	571,321	(24)	(c)
All other Andrea Anti-Noise net product revenues	557,632	459,576	21	1,584,227	1,227,620	29	(d)
Total Andrea Anti-Noise Products net product revenues	$839,529	$948,274	(11)	$2,028,591	$2,299,649	(12)

Andrea DSP Microphone and Audio Software Products Revenues
Sales of automotive array microphone products	154,020	7,592	1,929	521,954	53,729	871	(e)
All other Andrea DSP Microphone and Audio product revenues	86,547	83,845	3	174,018	224,626	(23)	(f)
License revenues	424,461	358,256	18	1,245,731	839,104	48	(g)
Total Andrea DSP Microphone and Audio Software products revenues	665,028	449,693	48	1,941,703	1,117,459	74

Total Revenues	$1,504,557	$1,397,967	8	$3,970,294	$3,417,108	16

(a)
There was a three month increase of approximately $6,900 and a nine month decrease of approximately $220,000 as compared to the same periods in 2009 in sales of products to an OEM customer for use with speech recognition software.  These differences are due to changes in this customer’s demand.

(b)
The decreases in revenues related to blinking LED earbud products are primarily associated with initial sales of a custom retail product for an OEM customer in 2009.  No sales were made in 2010 and Andrea does not expect any further sales of this product.

(c)
The decreases in sales of customized products to OEM customers for use with educational software of approximately $33,000 and $140,000 for the three and nine month periods, respectively, as compared to the same periods in 2009 are the result of decreased purchases fromthese customers.

(d)
The increases of approximately $98,000 and $357,000, in all other Andrea Anti-Noise net product revenues for the 2010 three and nine month periods as compared to the same periods in 2009 are related to increased demand from distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(e)
The increases of approximately $146,000 and $468,000 for the 2010 three and nine month periods, respectively, as compared to the same periods in 2009 relate to increases in sales of automotive array microphone products to integrators of public safety vehicle solutions.

(f)
The increase of approximately $3,000 for the 2010 three month period and decrease of approximately $51,000 for the 2010 nine month period as compared to the same periods in 2009 in all other Andrea DSP Microphone and Audio Software product revenues is related to change in demand from our distance learning, distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(g)
The increases in license revenues are the result of increased royalties reported for the three and nine months ending September 30, 2010 as compared to the same periods last year.  This increase is related to an increase of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended September 30, 2010 decreased to 38% from 46% for the three months ended September 30, 2009.  The cost of revenues as a percentage of net revenues for the three months ended September 30, 2010 for Andrea Anti-Noise Products was 54% compared to 62% for the three months ended September 30, 2009.  The cost of revenues as a percentage of net revenues for the three months ended September 30, 2010 for Andrea DSP Microphone and Audio Software Products was 17% compared to 13% for the three months ended September 30, 2009.  Cost of revenues as a percentage of net revenues for the nine months ended September 30, 2010 decreased to 38% from 44% for the nine months ended September 30, 2009.  The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2010 for Andrea Anti-Noise Products was 54% compared to 58% for the nine months ended September 30, 2009.  The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2010 for Andrea DSP Microphone and Audio Software Products was 20% compared to 14% for the nine months ended September 30, 2009. The decreases for the Andrea Anti-Noise Products revenues for the 2010 three and nine month periods are a result of decreases in high volume low margin sales of products to an OEM customer for use with speech recognition software.  The increases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the 2010 three and nine month periods relates to increased product sales of automotive array microphone products to integrators of public safety vehicle solutions.

Research and Development

Research and development expenses for the three months ended September 30, 2010 increased 14% to $170,219 from $148,913 for the three months ended September 30, 2009.  For the three months ended September 30, 2010, the increase in research and development expenses reflects a 17% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $88,628, or 52% of total research and development expenses, and a 12% increase in our Andrea Anti-Noise Headset Product efforts to $81,591, or 48% of total research and development expenses.  Research and development expenses for the nine months ended September 30, 2010 increased 19% to $524,252 from $441,279 for the nine months ended September 30, 2009.  These increases primarily relate to increases in employee compensation and related benefit costs.  For the nine months ended September 30, 2010, the increase in research and development expenses reflects a 19% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $284,476, or 54% of total research and development expenses, and a 19% increase in our Andrea Anti-Noise Headset Product efforts to $239,776, or 46% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.  We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses were $642,767 for the three months ended September 30, 2010 from $578,165 for the three months ended September 30, 2009.  For the three months ended September 30, 2010, the expenses reflect a 4% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $271,191, or 42% of total general, administrative and selling expenses, and a 25% increase in our Andrea Anti-Noise Headset Product efforts to $371,576, or 58% of total general, administrative and selling expenses.  General, administrative and selling expenses increased approximately 4% to $1,819,325 for the nine months ended September 30, 2010 from $1,751,244 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the expenses reflect a 9% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $800,512, or 44% of total general, administrative and selling expenses, and a 17% increase in our Andrea Anti-Noise Headset Product efforts to $1,018,813, or 56% of total general, administrative and selling expenses.  These increases are of approximately $65,000 and $68,000 for the three and nine months are the result of increased expenses related to sales and marketing including hire of a sales and marketing director and additional travel related expenses.

Interest Income, net

Interest income, net for the three months ended September 30, 2010 was $1,145 compared to $4,782 for the three months ended September 30, 2009.  Interest income, net for the nine months ended September 30, 2010 was $4,304 compared to $9,718 for the nine months ended September 30, 2009.  The decreases in interest income, net is the result of interest expense from our long term debt.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2010 was $58,637 compared to a provision for income taxes of $355 for the three months ended September 30, 2009.  The provision for income taxes for the nine months ended September 30, 2010 was $107,794 compared to a provision for income taxes of $1,920 for the three months ended September 30, 2009.  The increase is a result of an increased estimated taxable income.

Net income (loss)

Net income for the three months ended September 30, 2010 was $63,926 compared to net income of $28,948 for the three months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 was $45,701compared to net loss of $272,628 for the three months ended September 30, 2009.  The net income for the three months and nine months ended September 30, 2010, net income for the three months ended September 30, 2009 and net loss for the nine months ended September 30, 2009 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At September 30, 2010, we had cash of $2,248,918 compared with $1,805,091 at December 31, 2009.  The cash balance at September 30, 2010 is primarily a result of our cash provided from operations.

Our working capital balance at September 30, 2010 was $3,244,757 compared to a working capital of $2,718,077 at December 31, 2009.  The increase in working capital reflects an increase in total current assets of $535,107 and an increase in total current liabilities of $8,427. The increase in total current assets reflects an increase in cash of $443,827, an increase in accounts receivable of $374,539, a decrease in inventory of $151,610, a decrease in short term customer deposits of $13,536, a decrease in deferred income tax assets of $107,738, and a decrease in prepaid expenses of $10,375.  The increase in total current liabilities reflects a decrease in trade accounts payable of $12,872, an increase in the current portion in long-term debt of $1,047, a decrease in short-term deferred revenue of $13,536, an increase of $40,473 in other current liabilities, and a decrease in accrued interest of $6,685.

The increase in cash of $443,827 reflects $529,378 of net cash provided by operating activities, $69,657 of net cash used in investing activities and $15,894 of cash used in financing activities.

The cash provided by operating activities of $529,378, excluding non-cash charges for the nine months ended September 30, 2010, is attributable to a $378,543 increase in accounts receivable, a $136,499 decrease in inventories, a $13,536 decrease in short term customer deposits, a $10,375 decrease in prepaid expenses and other current assets, a $12,872 decrease in accounts payable, a $13,536 decrease in short-term deferred revenue, a $40,473 increase in other current liabilities.  The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $69,657 reflects purchases of property and equipment of $59,948 and an increase in patents and trademarks of $9,709.  The significant increase in property and equipment reflects capital expenditures associated with information technology purchases including and, to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products.  The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $15,894, reflects repayments to finance a significant upgrade to our information technologies systems.

We plan to continue to improve our cash flows in 2010 and 2011 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts.  However, there can be no assurance that we will be able to successfully execute the aforementioned plans.  As of November 11, 2010, Andrea had approximately $2,100,000 of cash deposits.  We believe that we have sufficient liquidity available to continue in operation through at least September 2011.  To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required.  Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected.  We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 15, 2010
/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 15, 2010
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 15, 2010
Corisa L. Guiffre	Assistant Corporate Secretary