Form 10-K
period 2010-12-31
ANDREA ELECTRONICS CORP
filed 2011-03-17
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-4324
___________________

ANDREA ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 631-719-1800
______________
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share
______________
Title of class
______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,438,546 based upon the closing price of $0.10 as quoted on the OTC Bulletin Board on June 30, 2010.

The number of shares outstanding of the registrant’s Common Stock as of March 15, 2011, was 63,721,035.

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

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications in primarily the following markets:

•	computer speech recognition applications;

•	computer voice over the internet protocol (VoIP) applications; and

•	consumer electronics accessories.

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

We are currently targeting our far-field technologies at 1) the desktop and laptop computing market; 2) the video and audio conferencing market and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our software noise cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues of such technologies and products during the years ended December 31, 2010 and 2009 approximated 49% and 32%, respectively, of our total net revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Headset Product Business – Our headset microphone products help to ensure clear speech in personal computer and VoIP headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone technology uses electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard Noise Canceling headset products, these products comprise our Andrea Anti-Noise Headset Product segment. During the years ended December 31, 2010 and 2009, our Andrea Anti-Noise Headset Product segment approximated 51% and 68%, respectively, of our total net revenues.

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

An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with manufacturers of computing and communications equipment and software publishers that are actively engaged in the various markets in which our products have application. In addition, we have been increasing our own direct marketing efforts to new market bases such as consumer electronics accessory distributors and existing market bases such as those companies increasingly using distance learning applications.

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

          Andrea USB-SA External Digital Sound Card. Andrea’s PureAudio™ USB-SA with patented noise reduction technology eliminates noise problems by utilizing high quality digital circuitry and state of the art noise reduction algorithm software. This format bypasses the desktop or laptop computer’s sound system, providing increased intelligibility and performance of stereo microphone input and stereo speaker output for all of a user’s digital audio applications including VoIP and speech recognition programs.

          Andrea AudioCommander™. Andrea’s PC Audio Control Panel, AudioCommander, includes a speaker volume adjustment with received PureAudio noise reduction control and a 10-band graphic equalizer with 18 built-in presets to customize sound for a user’s listening preference. It also includes a microphone volume adjustment with noise reduction, beam forming, and acoustic echo cancellation controls. The software also includes an audio wizard that sets microphone levels to optimize PC audio for speech-enabled applications including speech recognition, Internet telephony and command and speech control functions.

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

          BlueTooth NC Products. Andrea Electronics is now offering our noise cancellation boom microphone technology in our BT-200 Bluetooth headset. This wireless headset solution enhances sound quality in noisy environments and provides the user with a PureAudio experience, as well as delivering superior speech dialing performance. As an added value, these products can be combined with a USB audio adapter that can be used to seamlessly communicate to a PC as well as with a cellular phone.

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

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2010 and 2009, total research and development expenses were $731,297 and $607,877, respectively. During 2011, we expect research and development expenses to remain at the same level when compared to 2010. We expect this will occur as a result of our overall plan to improve cash flows by containing our expenses. Additionally, most of Andrea’s core technology is already developed, and therefore, heightened emphasis will be placed on application engineering, sales and marketing activity and less emphasis will be placed on research and development. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Production Operations

In 2010 and 2009, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2010, we had 20 employees, of whom 4 were engaged in production and related operations, 6 were engaged in research and development, and 10 were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize 8 independent consultants (4 are sales representatives, 2 are engaged for administration purposes and 2 are engaged in research and development activities).

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the years ended December 31, 2010 and 2009 were approximately $4.9 million and $4.7 million, respectively. Net loss for the year ended December 31, 2010 was approximately $78,000, or $0.00 per share on a basic and diluted basis, versus a net loss of approximately $167,000, or $0.00 per share on a basic and diluted basis for the year ended December 31, 2009. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations, and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations. To continue to achieve profitable operations we need to maintain or increase current net revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. We may have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through December 2011, provided our net revenues do not decline and our operating expenses do not increase. Although we are always attempting to reduce or limit our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of March 15, 2011. The number of shares outstanding does not include an aggregate of 27,806,991 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 44% of the 63, 721,035 outstanding shares. These issuable common shares are comprised of: a) 17,940,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,213,936 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock, Series D Preferred Stock and related warrants may result in substantial dilution to other holders of our common stock.

As of March 15, 2011, we had 44.231432 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock and the related warrants also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 5,652,234 shares, which is equal to approximately 9% of the 63,721,035 outstanding shares.

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

Our business, results of operations and financial condition depend on the successful commercialization of our Andrea DSP Microphone and Audio Software products and technologies and continued development of our Andrea Anti-Noise Headset products. We introduced our first Andrea DSP Microphone products in 1998 and we continued to introduce complementary products and technologies over the last several years. For both product lines, we primarily target the desktop computer market, the audio and video conferencing markets and the market for in-vehicle computing, among others. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries.

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

The markets in which we sell our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Headset products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, technology, research and development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. One or more of these competitors may independently develop technologies that are substantially equivalent or superior to our technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

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

The Company depends on component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the United States.

Substantially all of the Company’s components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the United States. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or the Company’s flexibility to respond to changing conditions. If manufacturing or logistics in these locations is disrupted for any reason, including but not limited to, natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s consolidated financial condition and operating results could be materially adversely affected.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2010 and 2009, net revenues from sales to customers outside the United States accounted for approximately15% and 8%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

Section 404 of the Sarbanes-Oxley Act of 2002 required that we evaluate and report on our system of internal controls beginning as of December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. The documentation and further development of our internal controls to achieve compliance with the Sarbanes-Oxley Act has been a notable expense in this year and will continue to be an expense in the future. Additionally, we devoted a significant amount of our time to ensure that we are compliant with Sarbanes-Oxley Act of 2002. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our new or revised financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations which will require us to continue to devote a large amount of our general and administrative employees’ time to the continued compliance. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2010. Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 15, 2011, there were approximately 429 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2009	$0.06	$0.02
June 30, 2009	$0.05	$0.02
September 30, 2009	$0.17	$0.03
December 31, 2009	$0.13	$0.06
March 31, 2010	$0.07	$0.05
June 30, 2010	$0.12	$0.05
September 30, 2010	$0.13	$0.05
December 31, 2010	$0.11	$0.05

No cash dividends were paid on Andrea’s Common Stock in 2010 or 2009.

During the three months ended December 31, 2010, the Company did not repurchase any of its common stock.

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

Our Critical Accounting Policies

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and determination of revenues and expenses in the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if: 1) it requires assumptions to be made that were uncertain at the time the estimate was made; and 2) changes in the estimate, or the use of different estimating methods that could have been selected and could have a material impact on the Company’s consolidated results of operations or financial condition.

The following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements have been identified. In addition to the recording and presentation of our convertible preferred stock, we believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our consolidated financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification” (the “ASC”) 985, “Software” and ASC 605 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (for example, see Note 9 of our consolidated financial statements). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2010 and 2009, our allowance for doubtful accounts were $11,442 and $6,262, respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $773,674 and $842,428 at December 31, 2010 and 2009, respectively, are net of reserves of $678,251 and $653,008, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2010 and 2009.

Deferred Tax Assets – We currently have significant deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, ASC 740 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive evidence, we reduced our valuation allowance by approximately $174,000 and $143,000 for the years ended December 31, 2010 and 2009, respectively. In addition, we will reduce our valuation in future periods to the extent that we can demonstrate our ability to utilize the assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the risks noted in Item 1A.

Results Of Operations

          Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues

	For the Year Ended December 31%

	2010	2009	Change

Andrea Anti-Noise Products net Product revenues
Sales of products to an OEM customer for use with speech recognition software	$12,706	$513,081	(98	)(a)
Sales of products to OEM customers for use with educational software	451,208	741,076	(39	)(b)
Revenues related to LED headphone products	—	335,864	(100	)(c)
All other Andrea Anti-Noise net product revenues	2,034,480	1,619,743	26	(d)

Total Andrea Anti-Noise Products net Product revenues	2,498,394	3,209,764	(22)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	610,373	72,051	747	(e)
All other Andrea DSP Microphone and Audio product revenues	217,480	269,841	(19	)(f)
License revenues	1,589,266	1,144,033	39	(g)

Total Andrea DSP Microphone and Audio Software Products revenues	2,417,119	1,485,925	(35)

Total Revenues	$4,915,513	$4,695,689	—

(a)

The decrease of revenues of Andrea Anti-Noise Products is directly related to a speech recognition software OEM’s decreased demand for our products. We believe this decreased demand is associated with the OEM’s decision to select a lesser quality headset with their new software update during the year ended 2010 as compared to the same period in 2009.

(b)	The decrease of approximately $290,000 in sales of customized products to OEM customers for use with educational software is the result of decreased purchases from these customers.

(c)

The decrease in revenues related to blinking LED earbud products are primarily associated with initial sales of a custom retail product for an OEM customer in 2009. No sales were made in 2010 and Andrea does not expect any further sales of this product.

(d)

The increase of approximately $415,000 in all other Andrea Anti-Noise net product revenues for 2010 as compared to 2009 is related to increased demand from distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(e)	The increase of approximately $538,000 for 2010 as compared to 2009 relate to increased sales of automotive array microphone products to integrators of public safety vehicle solutions.

(f)

The decrease of approximately $52,000 for 2010 as compared to 2009 in all other Andrea DSP Microphone and Audio Software product revenues is related to change in demand from our distance learning, distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(g)	The 39% increase in licensing revenues for the year ended December 31, 2010 is related to an increase in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the year ended December 31, 2010 decreased to 37% from 45% for the year ended December 31, 2009. The cost of revenues as a percentage of net revenues for the year ended December 31, 2010 for Andrea Anti-Noise Products was 55% as compared to 60% for the year ended December 31, 2009. The cost of revenues as a percentage of net revenues for the year ended December 31, 2010 for Andrea DSP Microphone and Audio Software Products was 18% compared to 13% for the year ended December 31, 2009. The changes are primarily the result of the changes in revenue as described under “Net

Revenues” above. Specifically, the decrease in cost of revenues as a percentage of revenues for the Andrea Anti-Noise Products is a result of a decrease in high volume low margin sales of products to an OEM customer for use with speech recognition software. The increase in cost of revenues as a percentage of revenues for the Andrea DSP Microphone and Audio Software relates to increased product sales of automotive array microphone products to integrators of public safety vehicle solutions The overall decrease in cost of revenues as a percentage of net revenues is a result of a decrease in high volume low margin sales of products and increased license revenues.

Research and Development

Research and development expenses for the year ended December 31, 2010 increased by 20% to $731,297 from $607,877 for the year ended December 31, 2009. This increase primarily relates to the increases in employee compensation and related benefit costs as well as increases in cost associated with the development of new products. For the year ended December 31, 2010, research and development expenses reflected a 25% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $402,402, or 55% of total research and development expenses and an increase in our Andrea Anti-Noise Headset Product efforts to $328,895, or 45% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased by approximately 9% to $2,487,620 for the year ended December 31, 2010 from $2,286,332 for the year ended December 31, 2009. This increase is related to increases in employee compensation and related benefit costs as well as increases in promotional and marketing expenses. For the year ended December 31, 2010, the increase reflects a 4% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $1,100,193, or 44% of total general, administrative and selling expenses and a 21% increase in our Andrea Anti-Noise Headset Product efforts to $1,387,427, or 56% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the year ended December 31, 2010 was $5,382 compared to interest income, net of $13,930 for the year ended December 31, 2009.

Benefit for Income Taxes

The income tax benefit for the year ended December 31, 2010 was $30,514, compared to an income tax benefit of $141,210 for the year ended December 31, 2009. The income tax benefit is primarily the result of a reduction in the valuation allowance against the Company’s deferred tax assets.

Net loss

Net loss for the year ended December 31, 2010 was $77,519 compared to a net loss $166,698 for the year ended December 31, 2009. The net loss for the year ended December 31, 2010 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its consolidated financial condition, changes in consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Our principal sources of funds currently are and are expected to continue to be gross cash flows from operations. At December 31, 2010, we had cash of $2,220,994 compared with $1,805,091 at December 31, 2009. The balance of cash at December 31, 2010 is primarily a result of our cash provided from operations during the year ended December 31, 2010.

Our working capital balance at December 31, 2010 was $3,039,308 compared to a working capital of $2,718,077 at December 31, 2009. The increase in working capital reflects an increase in total current assets of $234,503 and a decrease in total current liabilities of $86,728. The increase in total current assets reflects an increase in cash of $415,903, a decrease in accounts receivable of $9,195, a decrease in inventory of $68,754, a decrease in short term customer deposits of 13,536, a decrease in deferred income tax assets of $120,130, and an increase in prepaid expenses and other current assets of $30,215. The decrease in total current liabilities reflects a decrease in trade accounts payable of $88,930, an increase in the current portion in long-term debt of $5,054, a decrease in short-term deferred revenue of $13,536, a decrease in accrued interest of $6,685 and an increase of $17,369 in other current liabilities.

The increase in cash of $415,903 reflects $616,856 of net cash provided by operating activities, $119,626 of net cash used by investing activities and $81,327 of cash used by financing activities.

The cash provided by operating activities of $616,856, excluding non-cash charges, is primarily attributable to the $77,519 net loss for the year ended December 31, 2010, a $4,015 decrease in accounts receivable, a $43,511 decrease in inventory, a $13,536 decrease in short term customer deposits, a $30,215 increase in prepaid expenses and other current assets, a $88,930 decrease in accounts payable, a $13,536 decrease in short-term deferred revenue and an increase of $17,369 in other current liabilities. The changes in receivables, inventory and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used by investing activities of $119,626 reflects purchases of property and equipment of $99,808 and an increase in patents and trademarks of $19,818. The significant increase in property and equipment reflects capital expenditures associated with information technology purchases including and, to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used by financing activities of $81,327, reflects payments made on a loan from HSBC. We obtained this loan to finance a significant upgrade to our information technologies systems.

We plan to continue to improve our cash flows in 2011 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of March 15, 2011, Andrea has approximately $2,300,000 of cash deposits. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Recently Issued Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the accompanying consolidated financial statements.

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

The consolidated financial statements are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

(c)

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information on the Directors of the Company follows (all Directors serve one-year terms; ages are as of December 31, 2010):

          Douglas J. Andrea, age 48, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

          Gary A. Jones, age 65, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc., since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

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

          Louis Libin, age 52, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

          Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

          Joseph J. Migliozzi, age 60, has been a Director of the Company since September 2003. He is the Executive Vice President of Ionian Management Inc., a Petroleum Shipping, Trading and Distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

          Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

          Jonathan D. Spaet, age 54, has been a Director of the Company since 2003. He currently is a Senior Director and heads the Advanced Advertising Group for Viamedia, a Cable Television Advertising Representation company that represents many cable providers including Verizon FiOS and RCN. Previously, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

          Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

          Corisa L. Guiffre, age 38, has been the Company’s Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually as the Chief Financial Officer and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2010 and Forms 5 and amendments thereto furnished to the

Company with respect to the year ended December 31, 2010, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2010, with the exception of three late filings by Director Jonathan Spaet with respect to five transactions.

          Code of Business Ethics and Conduct

Andrea has adopted a Code of Business Ethics and Conduct. See “Item 15 – Exhibits” to this Annual Report on Form 10-K.

          Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee, which currently consists of Messrs. Jones, Libin, Migliozzi and Spaet. The Board of Directors has designated Mr. Migliozzi as an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

          Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers whose total compensation was over $100,000 during the year ended December 31, 2010, and 2009.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Total

Douglas J. Andrea, Chairman of the	2010	$330,208	$12,869	$130,000	$473,077
Board, Chief Executive Officer,	2009	317,708	13,487	110,000	441,195
and Corporate Secretary
Corisa L. Guiffre, Vice President,	2010	$162,535	$15,000	$20,000	$197,535
Chief Financial Officer and	2009	133,479	—	22,000	155,479
Assistant Corporate Secretary

(1)

Reflects the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718 “Compensation – Stock Compensation” (“ASC 718”) for the following stock option grants: 1) 1,000,000 options in 2010 for Mr. Andrea based upon a fair value of each option of $0.13 using the Black-Scholes option pricing model (the weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 167%; risk-free rate, 2.08%; and expected life in years of 6 years); and 2) 250,000 options in 2010 for Ms. Guiffre, based upon a fair value of each option of $0.08 using the Black-Scholes option pricing model (the weighted average assumptions used in the valuation of the options were as follows: dividend yield, 0%; expected volatility, 170%; risk-free rate, 1.65%; and expected life in years of 6 years).

          Outstanding Equity Awards at December 31, 2010

The following table provides information concerning outstanding unexercised options as of December 31, 2010 for each named executive officer. None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2010.

	Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	250,000	—	$0.69	1-31-2012
	400,000	—	$0.13	6-14-2014
	250,000	—	$0.10	8-04-2014
	250,000	—	$0.04	8-04-2015
	600,000	—	$0.05	8-10-2015
	1,000,000	—	$0.12	11-02-2016
	1,000,000	—	$0.12	11-16-2016
	1,000,000	—	$0.11	9-12-2017
	1,332,000	668,000 (1)	$0.04	8-8-2018
	333,000	667,000 (2)	$0.04	8-8-2018
	333,000	667,000 (3)	$0.11	7-24-2019
	—	1,000,000 (4)	$0.13	8-01-2020
Corisa L. Guiffre	10,000	—	$1.78	3-19-2011
	25,000	—	$0.69	1-31-2012
	250,000	—	$0.05	8-10-2015
	400,000	—	$0.12	11-16-2016
	350,000	—	$0.11	9-12-2017
	333,000	167,000 (5)	$0.04	8-8-2018
	66,600	133,400 (3)	$0.11	7-24-2019
	—	250,000 (6)	$0.08	9-22-2020

(1)	The stock options vest 33.3% from and after August 1, 2009, 33.3% from and after August 1, 2010 and 33.4% from and after August 1, 2011.

(2)	The stock options vest 33.3% from and after August 1, 2010, 33.3% from and after August 1, 2011 and 33.4% from and after August 1, 2012.

(3)

The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was July 24, 2009.

(4)	The stock options vest 33.3% from and after August 1, 2011, 33.3% from and after August 1, 2012 and 33.4% from and after August 1, 2013.

(5)

The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was August 8, 2008.

(6)

The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was September 22, 2010.

          Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J. Andrea. The effective date of the employment agreement was August 1, 2010. The employment agreement expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 stock option grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years. Pursuant to the employment agreement and subject to the approval of the Board of Directors, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2011, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At December 31, 2010, the future minimum cash commitments under this agreement aggregate $546,875.

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

          Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2010 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards(1)	Total

Gary A Jones	$8,750	$2,000	$10,750
Louis Libin	9,750	2,000	11,750
Joseph J. Migliozzi	10,500	5,000	15,500
Jonathan D. Spaet	10,500	2,000	12,500

(1)

Reflects the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718 for: 25,000, 25,000, 62,500 and 25,000 options granted in 2010 for Messrs. Jones, Libin, Migliozzi and Spaet, respectively, based upon a fair value of each option of $0.08 using the Black-Scholes option pricing model. The assumptions used in the valuation of the 2010 options were as follows: dividend yield, 0%; expected volatility, 170%; risk-free rate, 1.65%; and expected life in years of 6 years. At December 31, 2010, Messrs. Jones, Libin, Migliozzi and Spaet held 243,031, 223,182, 525,077 and 268,031 options to purchase shares of common stock.

          Annual Retainer and Meeting Fees for Non-Employee Directors

The following tables set forth the applicable retainers and fees that will be paid to non-employee directors for their service on the Board of Directors of the Company during 2010. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$7,000 ($5,000 by check and $2,000 (paid in the form of stock options) (1))
Fee per Board Meeting (Regular or Special)	$500
Fee per Committee Meeting	$250
Fee for Annual Board Meeting	$500 if attending in person
Additional Annual Retainer for the Chairperson of the Audit Committee	$3,000 (paid in the form of stock options) (1)

(1)

Stock option grants will be granted based on the directors past year of service, and will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, an eighteen-month vesting period and a term of 10 years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Stock Ownership

The following table sets forth certain information as of March 15, 2011, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)

Douglas J. Andrea	261,014	(2)	6,748,000	9.9%
Corisa L. Guiffre	2,750		1,483,753	2.3%
Gary A. Jones	439,472		221,346	1.0%
Louis Libin	352,149		201,497	*
Joseph J. Migliozzi	596,261		478,380	1.7%
Jonathan D. Spaet	29,261		246,346	*
Current directors and executive officers as a group (6 persons)	1,680,907		9,379,322	15.1%

*Less than 1%

(1)

Percentages with respect to each person or group of persons have been calculated on the basis of 63,721,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 15, 2011, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 15, 2011, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)		Percent of Common Stock and Common Stock Equivalents Outstanding (2)

Alpha Capital Anstalt	—		5,722,159	(3)	8.2%
Pradafant 7,
Furstentums 9490
Vaduz, Liechtenstein
Nickolas W. Edwards	5,390,000	(4)	—		8.5%
937 Pine Ave, Long Beach, CA 90813

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

(2)

Percentages with respect to each person or group of persons have been calculated on the basis of 63,721,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)

Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 15, 2011. Based on Company records as of March 15, 2011, Alpha Capital has 3,585,731 common stock equivalents from Series C Preferred Stock, Series D Preferred Stock and related warrants. See footnote (1) above, for limitations on the conversion of such commons stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of March 15, 2011, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	17,940,821	$0.10	4,213,936
Equity compensation plans not approved by security holders	—	—	—

Total	17,940,821	$0.10	4,213,936

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2010 and 2009 by Marcum LLP:

Marcum LLP	2010	2009

Audit Fees	$122,000	$125,520
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

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

During the year ended December 31, 2010, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10- K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

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

10.1	*1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.2

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

10.7	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006).

10.8

*Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.9	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s From 10-K filed on March16, 2010)

10.10

*Employment Agreement, dated as of August 1, 2010 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 10, 2010)

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

* Management contract or compensatory plan or arrangement

Management’s Report on Internal Control Over Financial Reporting

          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

          Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements are prevented or timely detected.

          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and Subsidiaries, as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
Melville, NY
March 17, 2011

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2010	2009

ASSETS
Current assets:
Cash	$2,220,994	$1,805,091
Accounts receivable, net of allowance for doubtful accounts of $11,442 and $6,262, respectively	505,132	514,327
Inventories, net	773,674	842,428
Short term customer deposit	79,632	93,168
Deferred income taxes, net	23,000	143,130
Prepaid expenses and other current assets	123,767	93,552

Total current assets	3,726,199	3,491,696

Property and equipment, net	249,027	215,974
Intangible assets, net	1,648,863	2,106,507
Deferred income taxes, net	150,700	—
Other assets, net	12,864	12,864

Total assets	$5,787,653	$5,827,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$303,198	$392,128
Current portion of long-term debt	26,268	21,214
Accrued Series C Preferred Stock Dividends	73,921	80,606
Short-term deferred revenue	109,632	123,168
Other current liabilities	173,872	156,503

Total current liabilities	686,891	773,619

Long term debt, net of current portion	13,405	99,786

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 and 48.2 shares, respectively; liquidation value: $442,314 and $482,314, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 and 63,538,029 shares, respectively	637,210	635,380
Additional paid-in capital	77,305,587	77,096,177
Accumulated deficit	(72,864,513)	(72,786,994)

Total shareholders’ equity	5,087,357	4,953,636

Total liabilities and shareholders’ equity	$5,787,653	$5,827,041

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2010	2009

Revenues
Net product revenues	$3,326,247	$3,551,656
License revenues	1,589,266	1,144,033

Net Revenues	4,915,513	4,695,689

Cost of revenues	1,810,011	2,123,318

Gross margin	3,105,502	2,572,371

Research and development expenses	731,297	607,877

General, administrative and selling expenses	2,487,620	2,286,332

Loss from operations	(113,415)	(321,838)

Interest income, net	5,382	13,930

Loss before benefit for income taxes	(108,033)	(307,908)

Benefit for income taxes, net	(30,514)	(141,210)

Net loss	$(77,519)	$(166,698)

Basic and diluted weighted average shares	63,622,262	62,121,186

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2009	89.701477	$1	1,050,001	$10,500	60,978,373	$609,784	$76,814,249	$(72,620,296)	$4,814,238
Conversion of Series C Convertible Preferred Stock	(41.470045)	—	—	—	1,897,320	18,973	50,333	—	69,306
Conversion of Series D Convertible Preferred Stock	—	—	(142,857)	(1,428)	571,428	5,714	(4,286)	—	—
Stock-based Compensation Expense related to Stock Grants to Outside Directors	—	—	—	—	90,908	909	20,756	—	21,665
Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	215,125	—	215,125
Net loss	—	—	—	—	—	—	—	(166,698)	(166,698)

Balance, December 31, 2009	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,096,177	$(72,786,994)	$4,953,636

Conversions of Series C Convertible Preferred Stock	(4.000000)	—	—	—	183,006	1,830	4,855	—	6,685
Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	204,555	—	204,555
Net loss	—	—	—	—	—	—	—	(77,519)	(77,519)

Balance, December 31, 2010	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,305,587	$(72,864,513)	$5,087,357

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

Cash flows from operating activities:	2010	2009

Net loss	$(77,519)	$(166,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	544,217	517,725
Stock based compensation expense	204,555	236,790
Bad debt expense	5,180	—
Inventory reserve	25,243	(48,813)
Deferred income taxes	(30,570)	(143,130)
Change in:
Accounts receivable	4,015	290,106
Inventories	43,511	74,598
Short term customer deposit	13,536	(93,168)
Prepaid expenses and other current assets	(30,215)	31,143
Trade accounts payable	(88,930)	119,689
Short-term deferred revenue	(13,536)	83,168
Other current liabilities	17,369	11,251

Net cash provided by operating activities	616,856	912,661

Cash flows from investing activities:
Purchases of property and equipment	(99,808)	(196,257)
Purchases of patents and trademarks	(19,818)	(39,264)

Net cash used in investing activities	(119,626)	(235,521)

Cash flows from financing activities:
Proceeds from long term debt	—	121,000
Principal repayments of long term debt	(81,327)	—

Net cash (used in) provided by financing activities	(81,327)	121,000

Net increase in cash and cash equivalents	415,903	798,140

Cash, beginning of year	1,805,091	1,006,951

Cash, end of year	$2,220,994	$1,805,091

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$6,685	$69,306

Cash paid for:
Income Taxes	$2,656	$7,040

Interest	$7,015	$—

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Andrea and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

	December 31,	December 31,
Total potentially dilutive common shares as of:	2010	2009

Options to purchase common stock (Note 13)	17,940,821	16,141,821
Series C Convertible Preferred Stock and related accrued dividends (Note 7)	2,023,658	2,206,664
Series D Convertible Preferred Stock and related warrants (Note 8)	3,628,576	3,628,576

Total potentially dilutive common shares	23,593,055	21,977,061

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2010 and 2009, the Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2010, the Company’s cash is held at three financial institutions.

Concentration of Credit Risk

The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	December 31,

	2010		2009

Customer A	25%		20%
Customer B		*	11%

* Amounts are less than 10%

As of December 31, 2010, Customer A accounted for approximately 53% of accounts receivable and as of December 31, 2009, Customer B accounted for approximately 55% of accounts receivable.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	December 31,

	2010	2009

Supplier A	75%	96%
Supplier B	20%	*

* Amounts are less than 10%

At December 31, 2010 and December 31, 2009, Supplier A accounted for approximately $170,000 or 56% and $248,000 or 63%, respectively of accounts payable, respectively.

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, “for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2010 and 2009.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, and after considering changes in previously existing positive evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $174,000 and $143,000 for the years ended December 31, 2010 and 2009, respectively. In addition, Andrea expects it will reduce its valuation in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for tax years ended 2007 through 2010. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

Stock-Based Compensation

At December 31, 2010, Andrea had two stock-based employee compensation plans, which are described more fully in Note 13. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

Shipping and Handling Costs

Andrea incurs shipping and handling costs in its operations. These costs are included in “Cost of revenues” in the consolidated statements of operations. $83,313 and $98,696 were billed to customers and are included in net revenues for the years ended December 31, 2010 and 2009, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Advertising Expenses

In accordance with ASC 720 all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2010 and 2009 were $62,766 and $16,880, respectively and are included in general, administrative and selling expenses.

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

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2010 and 2009, the carrying value of all financial instruments approximated fair value.

Recently Issued Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition.This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any material impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption will not have an impact on the Company’s consolidated financial position and results of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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
DECEMBER 31, 2010

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

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,

	2010	2009

Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	631,975	612,157

	9,199,423	9,179,605
Less: accumulated amortization	(7,550,560)	(7,073,098)

	$1,648,863	$2,106,507

The changes in the carrying amount of intangible assets during the years ended December 31, 2010 and 2009 were as follows:

	Core Technology	Trademarks and Patents	Totals

Balance as of January 1, 2009	$2,207,106	$336,675	$2,543,781
Additions during the period	—	39,264	39,264
Amortization	(441,422)	(35,116)	(476,538)

Balance as of December 31, 2009	$1,765,684	$340,823	$2,106,507

Additions during the period	—	19,818	19,818
Amortization	(441,421)	(36,041)	(477,462)

Balance as of December 31, 2010	$1,324,263	$324,600	$1,648,863

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2010 and 2009, Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

Amortization expense was $477,462 and $476,538 for the years ended December 31, 2010 and 2009, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next three years. Trademarks and patents are amortized on a straight-line basis over 17 years. Assuming no changes in the Company’s intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $478,125, $478,125, $478,125, $36,704 and $36,704 per year.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,

	2010	2009

Raw materials	$36,821	$54,351
Finished goods	1,415,104	1,441,085

	1,451,925	1,495,436
Less: reserve for obsolescence	(678,251)	(653,008)

	$773,674	$842,428

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,

	2010	2009

Leasehold Improvements	$13,423	$13,423
Information Technology Equipment	363,151	283,164
Furniture and fixtures	108,878	108,878
Tools, molds and testing equipment	339,113	319,292

	824,565	724,757
Less: accumulated depreciation and amortization	(575,538)	(508,783)

	$249,027	$215,974

Depreciation and amortization of property and equipment was $66,755 and $41,187 for the years ended December 31, 2010 and 2009, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,

	2010	2009

Accrued payroll and related expenses	$94,133	$82,477
Accrued professional and other service fees	77,996	72,496
Accrued other	1,743	1,530

	$173,872	$156,503

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

In accordance with Sub Topic 815-40, Andrea evaluated the Series C Preferred Stock and concluded that it is not indexed to the Company’s stock because of the conversion price adjustment feature described above. Accordingly, under the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”), Andrea evaluated the Series C Preferred Stock embedded conversion feature. The Company has concluded that the embedded conversion feature would be classified in shareholders’ equity if it were a freestanding instrument as the Series C Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series C instrument and accounted for separately.

On July 17, 2009, 37.47 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 1,714,314 shares of Common Stock at a conversion price of $0.2551. On September 8, 2009, 4.0 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 183,006 shares of Common Stock at a conversion price of $0.2551.

On July 16, 2010, 4 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 183,006 shares of Common Stock at a conversion price of $0.2551.

As of December 31, 2010, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment. This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that may be considered grace periods as defined by the Registration Rights Agreement).

In accordance with Sub Topic 815-40, Andrea evaluated the Series D Preferred Stock and concluded that it is not considered to be indexed to the Company’s stock because of the conversion price adjustment feature described above. Accordingly, under the provisions of ASC 815, Andrea evaluated the Series D Preferred Stock embedded conversion feature. The Company has concluded that the embedded conversion feature would be classified in shareholders’ equity if it were a freestanding instrument as the Series D Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series D instrument and accounted for separately.

Additionally, Andrea reviewed the Series D Preferred Stock warrants and concluded that they are considered to be indexed to the Company’s stock within the provisions of ASC 815-40 and were properly classified.

On July 17, 2009, 142,857 shares of Series D Preferred Stock were converted into 571,428 shares of Common Stock at a conversion price of $0.25.

As of December 31, 2010, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

9. LICENSING AGREEMENTS

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components. These agreements provide for revenues based on the terms of each individual agreement. The Company's two largest licensing customers accounted for $250,790 and $1,248,554 of revenues in 2010 and $132,285 and $947,545 of revenues in 2009.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2009 and during the years ended December 31, 2010 and 2009.

The Company was required to evaluate all of its tax positions including any limitations from the result of a change in control under Section 382. During 2007, the Company performed a preliminary evaluation as to whether a change in control had taken place. Management has determined that it is more likely than not that a change in control may have taken place. As a result of its preliminary evaluation management has determined that $30 million of its $50 million of total NOL may be subject to limitation and accordingly reduced its net deferred tax asset and related evaluation allowance by $11.7 million.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2007 through 2010. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2010. For the years ended December 31, 2010 and 2009, the Company determined that, more likely than not, a portion of its previously reserved deferred tax assets would be realized and, accordingly, reduced the valuation allowance. The reduction in the valuation allowance is included in the income tax benefit, net, in the accompanying consolidated statement of operations for 2010. The determination that the net deferred tax asset of $173,700 at December 31, 2010 is realizable is based on the Company's expectations of taxable future earnings. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The components of loss before income taxes are as follows:

	For the Years Ended December 31,
	2010	2009

Domestic	$(108,033)	$(327,111)
Foreign	—	19,203

Loss before income taxes	$(108,033)	$(307,908)

The benefit for income tax consists of the following:

	For the Years Ended December 31,
	2010	2009

Current:
Federal	$—	$—
Foreign	56	1,920
State and Local:	—	—

Total Current	56	1,920

Deferred
Federal	195,300	97,600
Foreign	—	—
State and Local:	28,700	14,400
Adjustment to valuation allowance related to net deferred tax assets	(254,570)	(255,130)

Total Deferred	(30,570)	(143,130)

Benefit for income taxes	$(30,514)	$(141,210)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before benefit for income taxes is as follows:

	For the Years Ended December 31,

	2010	2009

Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(5)%	(5)%
Core technology amortization	139%	49%
Stock Option Expense Related to Incentive Stock Options	44%	21%
Foreign income and withholding taxes	—	1%
Change in valuation allowance for net deferred tax assets	(172)%	(78)%

	(28)%	(46)%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2010	2009

Deferred tax assets:
Accrued expenses	$39,000	$40,000
Allowance for doubtful accounts	4,000	2,000
Reserve for obsolescence	265,000	255,000
Expense associated with non-qualified stock options	78,000	52,000
Deferred Revenue	43,000	48,000
Foreign tax credit	99,000	99,000
General business credit	426,000	419,000
NOL carryforward	7,244,000	7,507,000

	8,198,000	8,422,000
Less: valuation allowance	(8,024,300)	(8,278,870)

Deferred tax asset, net	$173,700	$143,130

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2010	2009

Beginning Balance	$8,278,870	$8,534,000
Change in Allowance	(254,570)	(255,130)

Ending Balance	$8,024,300	$8,278,870

As of December 31, 2010, Andrea had net operating loss and credit carryforwards of approximately $18.6 million (net amount after potential Section 382 limitations) expiring in varying amounts beginning in 2011 through 2026. Andrea has foreign tax credits of approximately $99,000 expiring in varying amounts beginning 2016 through 2019 and General Business Credits of approximately $1.1 million expiring in varying amounts beginning in 2011 through 2030. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

11. LONG TERM DEBT

Long-term debt consists of the following:

	For the Year Ended December 31,
	2010	2009

Long-term debt	$39,673	$121,000
Less: Current Maturities of Long-Term Debt	26,268	21,214

Long-Term Debt, net of Current Maturities	$13,405	$99,786

HSBC unsecured bank loan, dated December 9, 2009, is due in 60 monthly installments of $2,362 including principal and interest at 6.4%.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

As of December 31, 2010, maturities of long term debt are as follows:

2011	$26,268
2012	13,405

Total	$39,673

12. COMMITMENTS AND CONTINGENCIES

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was approximately $90,914 and $86,229 for the year ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2011	108,974
2012	105,728
2013	96,814
2014	99,718
Thereafter	33,565

Total	$444,799

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea. The effective date of the employment agreement was August 1, 2010. The employment agreement expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 stock option grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years. Pursuant to the employment agreement and subject to the approval of the Board of Directors, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2011, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At December 31, 2010, the future minimum cash commitments under this agreement aggregate $546,875.

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

Legal Proceedings

Andrea is involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes any resolution of these matters will not have a material adverse effect on Andrea’s consolidated financial position, results of operations or liquidity.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

13. STOCK PLANS AND STOCK-BASED COMPENSATION

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. On July 24, 2009, shareholders approved an amendment to the 2006 Plan to increase the number of shares issuable under the 2006 Plan to 18,000,000. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2010, there were 4,213,936 shares available for further issuance under the 2006 Plan.

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

The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Expected life in years (based on simplified method)	6	6
Risk-free interest rates	1.84%	2.87%
Volatility (based on historical volatility)	168.2%	163.4%
Dividend yield	0%	0%

Option activity during 2010 is summarized as follows:

	Options Outstanding				Options Exercisable

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2010	16,141,821	$0.20	$0.16	7.32 years	9,891,470	$0.29	$0.22	6.37 years
Granted	2,054,000	$0.10	$0.10
Cancelled	(255,000)	$6.37	$4.45

At December 31, 2010	17,940,821	$0.10	$0.10	6.80 years	12,701,641	$0.11	$0.10	6.03 years

During the year ended December 31, 2010, 3,065,171 options vested with a weighted average exercise price of $0.07 and a weighted average fair value of $0.07 per option. Based on the December 31, 2010, fair market value of the Company’s common stock of $0.07, the aggregate intrinsic value of the 17,940,821 options outstanding and 12,701,641 shares exercisable is $198,450 and $141,099. respectively.

Total compensation expense recognized related to stock option awards was $204,555 and $215,125 for the year ended December 31, 2010 and 2009, respectively. In the accompanying consolidated statement of operations for the year ending December 31, 2010, $157,348 of expense is included in general, administrative and selling expenses, $31,611 is included in research and development

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

expenses and $15,596 is included in cost of revenues. In the accompanying consolidated statement of operations for the year ending December 31, 2009, $168,429 of expense is included in general, administrative and selling expenses, $41,495 is included in research and development expenses and $5,201 is included in cost of revenues.

As of December 31, 2010, there was $231,425 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next 3 years ($157,606 in 2011, $59,117 in 2012 and $14,702 in 2013).

14. SEGMENT INFORMATION

Andrea follows the provisions of ASC 280, “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2010 and 2009:

2010 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2010
Net revenues from external customers	$827,853	$2,498,394	$3,326,247
License revenues	1,589,266	—	1,589,266
Income (loss) from operations	483,413	(596,828)	(113,415)
Depreciation and amortization	470,075	74,142	544,217
Purchases of property and equipments	34,096	65,712	99,808
Purchases of patents and trademarks	12,367	7,451	19,818
Assets	3,635,905	2,151,748	5,787,653
Total long lived assets	1,599,741	311,013	1,910,754

2009 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	Total 2009
Net revenues from external customers	$341,892	$3,209,764	$3,551,656
License revenues	1,144,033	—	1,144,033
Loss from operations	(177,358)	(144,480)	(321,838)
Depreciation and Amortization	470,775	46,950	517,725
Purchases of property and equipments	86,864	109,393	196,257
Purchases of patents and trademarks	13,542	25,722	39,264
Assets	3,555,990	2,271,051	5,827,041
Total long lived assets	2,023,353	311,992	2,335,345

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2010 and 2009, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2010	2009

Net Revenues:
United States	$4,191,623	$4,301,530
Foreign(1)	723,890	394,159

	$4,915,513	$4,695,689

Accounts receivable:
United States	$427,552	$486,865
Foreign	77,580	27,462

	$505,132	$514,327

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for year ended December 31, 2010 and 2009.

$15,870 of our property and equipment, net represents product tools and molds. These tools and molds are located in Asia at the manufacturing facility, which produces the respective product. All of our remaining property and equipment, net is located at our facility in Bohemia, New York.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President,
Chief Executive Officer and Corporate
Secretary

Date: March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 17, 2011
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 17, 2011
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 17, 2011
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 17, 2011
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 17, 2011
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 17, 2011
Jonathan D. Spaet