Form 10-Q
period 2011-03-31
ANDREA ELECTRONICS CORP
filed 2011-05-13
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2011, there were 63,721,035 common shares outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$1,978,681	$2,220,994
Accounts receivable, net of allowance for doubtful accounts of $12,135 and $11,442, respectively	637,611	505,132
Inventories, net	687,855	773,674
Short term customer deposits	79,632	79,632
Deferred income taxes, net	17,709	23,000
Prepaid expenses and other current assets	127,353	123,767
Total current assets	3,528,841	3,726,199

Property and equipment, net	245,621	249,027
Intangible assets, net	1,539,234	1,648,863
Deferred income taxes, net	150,700	150,700
Other assets, net	12,864	12,864
Total assets	$5,477,260	$5,787,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$138,618	$303,198
Current portion of long-term debt	26,982	26,268
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	109,632	109,632
Other current liabilities	120,088	173,872
Total current liabilities	469,241	686,891

Long term debt, net of current portion	6,497	13,405
Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,357,375	77,305,587
Accumulated deficit	(73,002,136)	(72,864,513)

Total shareholders’ equity	5,001,522	5,087,357

Total liabilities and shareholders’ equity	$5,477,260	$5,787,653

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenues
Net Product revenues	$602,206	$808,988
License revenues	396,807	433,252
Revenues	999,013	1,242,240

Cost of revenues	333,167	446,984

Gross margin	665,846	795,256

Research and development expenses	208,312	171,655

General, administrative and selling expenses	591,522	638,265

Loss from operations	(133,988)	(14,664)

Interest income, net	1,701	1,806

Loss before provision for income taxes	(132,287)	(12,858)

Provision for income taxes	5,336	8,285

Net loss	$(137,623)	$(21,143)

Basic and diluted weighted average shares	63,721,035	63,538,029

Basic and diluted net loss per share	$(0.00)	$(0.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,305,587	$(72,864,513)	$5,087,357

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	51,788	—	51,788

Net loss	—	—	—	—	—	—	—	(137,623)	(137,623)

Balance, March 31, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,357,375	$(73,002,136)	$5,001,522

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(137,623)	$(21,143)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	132,837	136,054
Stock based compensation expense	51,788	50,835
Bad debt expense	693	2,153
Inventory reserve	(11,836)	(3,548)
Deferred income taxes	5,291	8,229
Change in:
Accounts receivable	(133,172)	(1,301)
Inventories	97,655	167,698
Short term customer deposit	—	13,536
Prepaid expenses and other current assets	(3,586)	(54,037)
Trade accounts payable	(164,580)	(201,839)
Short-term deferred revenue	—	(13,536)
Other current liabilities	(53,784)	36,386
Net cash (used in) provided by operating activities	(216,317)	119,487

Cash flows from investing activities:
Purchases of property and equipment	(9,780)	(26,246)
Purchases of patents and trademarks	(10,022)	(151)
Net cash used in investing activities	(19,802)	(26,397)
Cash flows from financing activities:
Principal repayments of long term debt	(6,194)	(5,285)
Net cash used in financing activities	(6,194)	(5,285)

Net (decrease) increase in cash	(242,313)	87,805

Cash, beginning of year	2,220,994	1,805,091
Cash, end of period	$1,978,681	$1,892,896

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$4,510	$2,656
Interest	$891	$1,800

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2010 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company's Form 10-K for the fiscal year ended December 31, 2010, filed on March 17, 2011. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2010 audited consolidated financial statements.

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

Total potential common shares as of:	March 31, 2011	March 31, 2010
Options to purchase common stock (Note 8)	17,874,474	16,116,821
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,023,658	2,206,664
Series D Convertible Preferred Stock (Note 4)	3,628,576	3,628,576
Total potential common shares	23,526,708	21,952,061

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less.  At times during the periods ended March 31, 2011 and December 31, 2010, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At March 31, 2011, the Company’s cash was held at three financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Customer A	30%	31%
Customer B	*	11%

_________________

* Amounts are less than 10%

As of March 31, 2011, Customer A and Customer B accounted for approximately 47% and 2% of accounts receivable, respectively. As of December 31, 2010, Customer A and Customer B accounted for approximately 53% and 9% of accounts receivable, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Supplier A	69%	95%
Supplier B	21%	*

At March 31, 2011, Supplier A and Supplier B accounted for approximately 18% and 18% of accounts payable, respectively. At December 31, 2010, Supplier A and Supplier B accounted for approximately 56% and 5% of accounts payable, respectively.

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

	March 31, 2011	December 31, 2010
Raw materials	$36,782	$36,821
Finished goods	1,317,488	1,415,104
	1,354,270	1,451,925
Less: reserve for obsolescence	(666,415)	(678,251)
	$687,855	$773,674

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three month periods ended March 31, 2011 and 2010.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, and after considering changes in previously existing positive evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $174,000 for the year ended December 31, 2010. In addition, Andrea expects it will reduce its valuation in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements.  The Company's evaluation was performed for tax years ended 2007 through 2010. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation -At March 31, 2011, Andrea had two stock-based employee compensation plans, which are described more fully in Note 8. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition as well as the recording and presentation of the Company’s convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated interim financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2011, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of March 31, 2011, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5.

Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components. These agreements provide for revenues based on the terms of each individual agreement. The Company's two largest licensing customers accounted for $298,008 and $53,835 of revenues for the three months ended March 31, 2011 and $383,199 and $40,528 of revenues for the three months ended March 31, 2010.

Note 6.

Long Term Debt

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
HSBC unsecured bank loan, dated December 9, 2009, is due in 60 monthly installments of $2,362 including principal and interest at 6.4%.	$33,479	$39,673
Less: Current Portion of Long-Term Debt	26,982	26,268
Long-Term Debt, net of Current Portion	$6,497	$13,405

As of March 31, 2011, maturities of long term debt are as follows:

April 1 , 2011 — March 31, 2012	$26,982
April 1 , 2011 — March 31, 2013	6,497
Total	$33,479

Note 7.

Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was approximately $22,367 and $21,715 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2011 (April 1 — December 31)	$82,178
2012	105,728
2013	96,814
2014	99,718
2015	33,565
Total	$418,003

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J. Andrea. The effective date of the employment agreement was August 1, 2010. The employment agreement expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $337,500 for the period of August 1, 2010 through

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company's cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 stock option grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years.  Pursuant to the employment agreement and subject to the approval of the Board of Directors, the Compensation Committee will recommend a second grant of 1,000,000 stock options as soon as practical after August 1, 2011, with an exercise price equal to the per share fair market value of the Company’s common stock on the date of grant. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At March 31, 2011, the future minimum cash commitments under this agreement aggregate $462,500.

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

In addition, in December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant.  The Company believes the lawsuit is without merit. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. On July 24, 2009, shareholders approved an amendment to the 2006 Plan to increase the number of shares issuable under the 2006 Plan to 18,000,000. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At March 31, 2011, there were 4,225,283 shares available for further issuance under the 2006 Plan.

The stock option awards granted under these plans have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; with vesting periods of up to four years and 10-year contractual terms.

The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted-average assumptions. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during the three months ended March 31, 2011 and 2010.

Option activity during 2011 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2011	17,940,821	$ 0.10	$ 0.10	6.80 years	12,701,641	$ 0.11	$ 0.10	6.03 years
Expired	(55,000)	$ 1.78	$ 1.37
Forfeitures	(11,347)	$ 0.06	$ 0.06

At March 31, 2011	17,874,474	$ 0.10	$ 0.09	6.57 years	12,714,479	$ 0.11	$ 0.09	5.83 years

During the three months ended March 31, 2011, 79,185 options vested with a weighted average exercise price and a weighted average fair value of $0.09 per option. Based on the March 31, 2011 fair market value of the Company’s common stock of $0.07, the aggregate intrinsic value for the 17,874,474 options outstanding and 12,714,479 shares exercisable is $198,250 and $140,898, respectively.

Total compensation expense recognized related to stock option awards was $51,788 and $50,835 for the three months ended March 31, 2011 and 2010, respectively. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011, $42,044 of expense is included in general, administrative and selling expenses, $6,966 is included in research and development expenses and $2,778 is included in cost of revenues. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010, $37,920 of expense is included in general, administrative and selling expenses, $8,805 is included in research and development expenses and $4,110 is included in cost of revenues.

As of March 31, 2011, there was $178,947 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next three years ($105,220 in 2011, $59,041 in 2012 and $14,686 in 2013).

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2011 and 2010.

2011 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Three Month Segment Data
Net revenues from external customers	$77,786	$524,420	$602,206
License Revenues	396,807	—	396,807
Income (loss) from operations	63,625	(197,613)	(133,988)
Depreciation and amortization	119,133	13,704	132,837
Purchases of property and equipments	6,631	3,149	9,780
Purchases of patents and trademarks	9,969	53	10,022
Assets	3,325,881	2,151,379	5,477,260
Property and equipment and intangibles	1,490,776	294,079	1,784,855

2010 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Three Month Segment Data
Net revenues from external customers	$204,434	$604,554	$808,988
License Revenues	433,252	—	433,252
Income (loss) from operations	152,854	(167,518)	(14,664)
Depreciation and amortization	117,486	18,568	136,054
Capital expenditures	9,019	17,227	26,246
Purchases of patents and trademarks	—	151	151

December 31, 2010 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Year End Segment Data
Assets	$3,635,905	$2,151,748	$5,787,653
Property and equipment and intangibles	1,593,309	304,581	1,897,890

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2011 and 2010, and as of each respective period-end, net revenues and accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2011	March 31, 2010
Net revenues:
United States	$833,214	$1,096,698
Foreign(1)	165,799	145,542
	$999,013	$1,242,240

(1)

Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended March 31, 2011 and March 31, 2010.

As of March 31, 2011 and December 31, 2010, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2011	December 31, 2010
Accounts receivable:
United States	$553,998	$427,552
Foreign(1)	83,613	77,580
	$637,611	$505,132

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2010. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2010.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

–

general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended March 31, 2011 were $999,013 compared to $1,242,240 for the three months ended March 31, 2010. Net loss for the three months ended March 31, 2011 was $137,623, or $0.00 per share on a basic and diluted basis, and $21,143, or $0.00 per share on a basic and diluted basis for the three months ended March 31, 2010. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of May 11, 2011. The number of shares outstanding does not include an aggregate of 27,751,991 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 44% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,874,474 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,225,283 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results Of Operations

Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010

Net Revenues

	For the Three Months Ended March 31,
	2011	2010	% Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$68,273	$44,817	52	(a)
All other Andrea Anti-Noise net product revenues	456,147	559,737	(19)	(b)
Total Andrea Anti-Noise Products net Product revenues	$524,420	$604,554	(13)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	14,789	167,742	(91)	(c)
All other Andrea DSP Microphone and Audio product revenues	62,997	36,692	72	(d)
License revenues	396,807	433,252	(8)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	474,593	637,686	(26)
Total Revenues	$999,013	$1,242,240	(20)

(a)

This increase of approximately $24,000 represents increased product sales to our educational customers for use with their distance learning products as compared to the three months ended March 31, 2010. We believe that this increase in product sales relates to the timing of the customers purchases.

(b)

The decrease of approximately $104,000 in all other Andrea Anti-noise product revenues is related to decreased demand from corporate distance learning customers. Approximately $30,000 of this decrease relates to a decrease in sales as a result of one of our customers changing to distance learning utilizing telephones instead of VoIP. The remaining decrease of approximately $74,000 relates to decreased demand when compared to the same period in 2010.

(c)

The approximate $153,000 decrease in sales of automotive array microphone products is primarily the result of decreased product sales to integrators of public safety vehicle solutions. The decrease is related to our fulfillment of a contract in 2010.

(d)

The approximate $26,000 increase in all other Andrea DSP Microphone and Audio product revenues is related to timing of shipments to some of our OEM customers.

(e)

The 8% decrease in license revenues is a result of decreased royalties reported for the three months ended March 31, 2011 as compared to the same period last year. We believe this decrease is related to timing of revenues reported of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended March 31, 2011 decreased to 33% from 36% for the three months ended March 31, 2010. The cost of revenues as a percentage of net revenues for the three months ended March 31, 2011 for Andrea Anti-Noise Products was 59% compared to 56% for the three months ended March 31, 2010. The cost of revenues as a percentage of net revenues for the three months ended March 31, 2011 for the Andrea DSP Microphone and Audio Software Products was 5% compared to 17% for the three months ended March 31, 2010.  The increase in cost of revenues as a percentage of sales for the Andrea Anti-Noise Products for the three months ended March 31, 2011 was a result of a decrease in revenues related to this segment. The decrease in cost of revenues as a percentage of sales for Andrea DSP Microphone and Audio Software Products for the three months ended March 31, 2011 was a result of the decreased revenues of automotive array products.

Research and Development

Research and development expenses for the three months ended March 31, 2011 increased 21% to $208,312 from $171,655 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the increase in research and development expenses reflects a 29% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $122,090, or 59% of total research and development expenses, and a 12% increase in our Andrea Anti-Noise Headset Product efforts to $86,222, or 41% of total research and development expenses. These increases are related to ongoing development of new products. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 7% to $591,522 for the three months ended March 31, 2011 from $638,265 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the decrease reflects a 5% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $267,370, or 45% of total general, administrative and selling expenses and a 10% decrease in our Andrea Anti-Noise Headset Product efforts to $324,152, or 55% of total general, administrative and selling expenses. These decreases are the result of decreased professional and legal expenses during the three months ended March 31, 2011 as compared to same period in 2010.

Interest Income, net

Interest income, net for the three months ended March 31, 2011 was $1,701 compared to $1,806 for the three months ended March 31, 2010. The year to date decrease in interest income, net was the result of less net interest income.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2011 was $5,336 compared to a provision for income taxes of $8,285 for the three months ended March 31, 2010. The decrease was a result of decreased estimated taxable income.

Net loss

Net loss for the three months ended March 31, 2011 was $137,623 compared to net loss of $21,143 for the three months ended March 31, 2010. The net loss for the three months ended March 31, 2011 and March 31, 2010 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be gross cash flows from operations.  At March 31, 2011, we had cash of $1,978,681 compared with $2,220,994 at December 31, 2010. The decrease in our cash balance at March 31, 2011 was primarily a result of our cash used in operations.

Our working capital balance at March 31, 2011 was $3,059,600 compared to working capital of $3,039,308 at December 31, 2010. The increase in working capital reflects a decrease in total current assets of $197,358 and a decrease in total current liabilities of $217,650. The decrease in total current assets reflects a decrease in cash of $242,313, an increase in accounts receivable of $132,479, a decrease in inventory of $85,819, a decrease in deferred income tax assets of $5,291, and an increase in prepaid expenses of $3,586. The decrease in total current liabilities reflects a decrease in trade accounts payable of $164,580, an increase in the current portion in long-term debt of $714, and a decrease of $53,784 in other current liabilities.

The decrease in cash of $242,313 reflects $216,317 of net cash used in operating activities, $19,802 of net cash used in investing activities and $6,194 of cash used in financing activities.

The cash used in operating activities of $216,317, excluding non-cash charges for the three months ended March 31, 2011, was attributable to a $133,172 increase in accounts receivable, a $97,655 decrease in inventories, a $3,586 increase in prepaid expenses and other current assets, a $164,580 decrease in accounts payable, and a $53,784 decrease in other current liabilities. The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $19,802 reflects purchases of property and equipment of $9,780 and an increase in patents and trademarks of $10,022. The increase in property and equipment reflects capital expenditures associated with information technology purchases including and, to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $6,194, reflects repayments on our loan from HSBC. We obtained this loan to finance a significant upgrade to our information technologies systems.

We plan to improve our cash flows in 2011 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of May 11, 2011, Andrea has approximately $2,200,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least March 2012. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In addition, in December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011.  The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit.  Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

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

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: May 13, 2011

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 13, 2011
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 13, 2011
Corisa L. Guiffre	Assistant Corporate Secretary