Form 10-Q
period 2011-06-30
ANDREA ELECTRONICS CORP
filed 2011-08-12
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 1-4324

--------

ANDREA ELECTRONICS CORPORATION

---------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (including area code):	631-719-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2011, there were 63,721,035 common shares outstanding.

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$2,049,989	$2,220,994
Accounts receivable, net of allowance for doubtful accounts of $14,182 and $11,442, respectively	581,060	505,132
Inventories, net	628,955	773,674
Short term customer deposits	79,632	79,632
Deferred income taxes, net	39,891	23,000
Prepaid expenses and other current assets	108,322	123,767
Total current assets	3,487,849	3,726,199

Property and equipment, net	249,361	249,027
Intangible assets, net	1,420,875	1,648,863
Deferred income taxes, net	117,020	150,700
Other assets, net	12,864	12,864
Total assets	$5,287,969	$5,787,653
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$156,323	$303,198
Current portion of long-term debt	21,894	26,268
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	-	109,632
Other current liabilities	159,141	173,872
Total current liabilities	411,279	686,891

Long term debt, net of current portion	-	13,405

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,408,426	77,305,587
Accumulated deficit	(73,178,019)	(72,864,513)

Total shareholders' equity	4,876,690	5,087,357

Total liabilities and shareholders' equity	$5,287,969	$5,787,653

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Net product revenues	$573,464	$835,479	$1,175,670	$1,644,467
License revenues	302,899	388,018	699,706	821,270
Revenues	876,363	1,223,497	1,875,376	2,465,737

Cost of revenues	298,641	460,389	631,808	907,373

Gross margin	577,722	763,108	1,243,568	1,558,364

Research and development expenses	186,816	182,378	395,128	354,033

General, administrative and selling expenses	557,152	538,293	1,148,674	1,176,558

(Loss) income from operations	(166,246)	42,437	(300,234)	27,773

Interest income, net	1,988	1,353	3,689	3,159

(Loss) income before provision for income taxes	(164,258)	43,790	(296,545)	30,932

Provision for income taxes	11,625	40,872	16,961	49,157

Net (loss) income	$(175,883)	$2,918	$(313,506)	$(18,225)

Basic weighted average shares	63,721,035	63,538,029	63,721,035	63,538,029

Diluted weighted average shares	63,721,035	72,362,964	63,721,035	63,538,029

Basic and diluted net (loss) income per share	$.00	$.00	$(.01)	$(.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, January 1, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,305,587	$(72,864,513)	$5,087,357

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	102,839	-	102,839

Net loss	-	-	-	-	-	-	-	(313,506)	(313,506)

Balance, June 30, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,408,426	$(73,178,019)	$4,876,690

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net loss	$(313,506)	$(18,225)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	266,535	271,950
Stock based compensation	102,839	100,836
Provision for doubtful accounts	2,740	2,948
Provision for excess and obsolete inventories	7,349	15,111
Deferred income taxes	16,789	49,101
Change in:
Accounts receivable	(78,668)	(43,859)
Inventories	137,370	61,850
Short term customer deposit	-	13,536
Prepaid expenses and other current assets	15,445	17,162
Trade accounts payable	(146,875)	(166,740)
Short-term deferred revenue	(109,632)	(13,536)
Other current liabilities	(14,731)	21,470
Net cash (used in) provided by operating activities	(114,345)	311,604

Cash flows from investing activities:
Purchases of property and equipment	(27,470)	(50,076)
Purchases of patents and trademarks	(11,411)	(450)
Net cash used in investing activities	(38,881)	(50,526)

Cash flows from financing activities:
Principal repayments of long term debt	(17,779)	(10,548)
Net cash used in financing activities	(17,779)	(10,548)

Net (decrease) increase in cash	(171,005)	250,530

Cash, beginning of year	2,220,994	1,805,091
Cash, end of period	$2,049,989	$2,055,621

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$4,637	$2,656
Interest	$1,392	$3,623

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Management's Liquidity Plans

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries ("Andrea" or the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2010 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

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

Note 2. Summary of Significant Accounting Policies

(Loss) Earnings Per Share - Basic (loss) earnings per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings adjusts basic (loss) earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total potential common shares as of:
Options to purchase common stock (Note 8)	17,760,321	8,706,821	17,760,321	16,031,821
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,023,658	-	2,023,658	2,206,664
Series D Convertible Preferred Stock and related warrants (Note 4)	3,628,576	-	3,628,576	3,628,576
Total potential common shares	23,412,555	8,706,821	23,412,555	21,867,061

The following table sets forth the components used in the computation of basic and diluted (loss) earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net (loss) income	$(175,883)	$2,918	$(313,506)	$(18,225)
Denominator:
Weighted average shares	63,721,035	63,538,029	63,721,035	63,538,029
Effect of dilutive securities:
Series C Convertible Preferred Stock	-	2,206,664	-	-
Series D Convertible Preferred Stock	-	3,628,576	-	-
Employee stock options	-	2,989,695	-	-
Denominator for diluted (loss) income per share-adjusted weighted average shares after assumed conversions	63,721,035	72,362,964	63,721,035	63,538,029

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the periods ended June 30, 2011 and December 31, 2010, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At June 30, 2011 and December 31, 2010, the Company's cash is held at three financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea's consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Customer A	28%	28%	29%	29%
Customer B	*	15%	*	13%

* Amounts are less than 10%

Customer A accounted for approximately 42% of total accounts receivable at June 30, 2011. Customer A and Customer B accounted for approximately 53% and 9%, respectively, of total accounts receivable at December 31, 2010.

The following suppliers accounted for 10% or more of Andrea's purchases during the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Supplier A	87%	44%	75%	68%
Supplier B	12%	*	*	*
Supplier C	*	34%	15%	18%
Supplier D	*	10%	*	*

* Amounts are less than 10%

At June 30, 2011 and December 31, 2010, Supplier A accounted for approximately 9% and 56% of accounts payable, respectively. At December 31, 2010, Supplier C accounted for approximately 5% of accounts payable.

Allowance for Doubtful Accounts - The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

	June 30,	December 31,
	2011	2010
Raw materials	$19,647	$36,821
Finished goods	1,280,210	1,415,104
	1,299,857	1,451,925
Less: reserve for obsolescence	(670,902)	(678,251)
	$628,955	$773,674

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 360 "Plant, Property and Equipment, " for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea's policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea's long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three and six month periods ended June 30, 2011 and 2010.

Revenue Recognition - Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with ASC 985, "Software" and ASC 605 "Revenue Recognition." License revenue is recognized based on the terms and conditions of individual contracts. In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, and after considering changes in previously existing positive evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $174,000 for the year ended December 31, 2010. In addition, Andrea expects it will reduce its valuation in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's unaudited condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2007 through 2010. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation -At June 30, 2011, Andrea had two stock-based employee compensation plans, which are described more fully in Note 8. Andrea accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the equity grant). The fair value of the Company's common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition as well as the recording and presentation of the Company's convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated interim financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

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

Note 3. Series C Convertible Preferred Stock

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock"). Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a $1,671 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551. On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement, which eliminated the dividend of 5% per annum on the stated value. The additional amount of $1,671 represents the 5% per annum from October 10, 2000 through February 17, 2004. The shares of Series C Preferred Stock are subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.2551), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain "excluded securities" (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series C Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series C Preferred Stock.

In accordance with Sub Topic 815-40, Andrea evaluated the Series C Preferred Stock and concluded that it is not indexed to the Company's stock because of the conversion price adjustment feature described above. Accordingly, under the provisions of ASC 815, "Derivatives and Hedging" ("ASC 815"), Andrea evaluated the Series C Preferred Stock embedded conversion feature. The Company has concluded that the embedded conversion feature would be classified in stockholders' equity if it were a freestanding instrument as the Series C Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series C instrument and accounted for separately.

As of June 30, 2011, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

Note 4. Series D Convertible Preferred Stock

On February 17, 2004, Andrea entered into a Securities Purchase Agreement (including a Registration Rights Agreement) with certain holders of the Series C Preferred Stock and other investors (collectively, the "Buyers") pursuant to which the Buyers agreed to invest a total of $2,500,000. In connection with this agreement, on February 23, 2004, the Buyers purchased, for a purchase price of $1,250,000, an aggregate of 1,250,000 shares of a new class of preferred stock, the Series D Preferred Stock, convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. These warrants were exercisable at any time after August 17, 2004, at an exercise price of $0.38 per share. On February 23, 2009, these warrants expired without being exercised.

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

The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain "excluded securities" (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment. This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1).0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that may be considered grace periods as defined by the Registration Rights Agreement).

In accordance with Sub Topic 815-40, Andrea evaluated the Series D Preferred Stock and concluded that it is not considered to be indexed to the Company's stock because of the conversion price adjustment feature described above. Accordingly, under the provisions of ASC 815, Andrea evaluated the Series D Preferred Stock embedded conversion feature. The Company has concluded that the embedded conversion feature would be classified in stockholders' equity if it were a freestanding instrument as the Series D Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series D instrument and accounted for separately.

As of June 30, 2011, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5. Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components. These agreements provide for revenues based on the terms of each individual agreement. The Company's two largest licensing customers accounted for $243,431 and $56,323 of license revenues for the three months ended June 30, 2011 and $343,638 and $22,920 of license revenues for the three months ended June 30, 2010. The Company's two largest licensing customers accounted for $541,439 and $110,158 of license revenues for the six months ended June 30, 2011 and $726,837 and $63,448 of license revenues for the six months ended June 30, 2010.

Note 6. Long Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
HSBC unsecured bank loan, dated December 9, 2009, is due in 60 monthly installments of $2,362 including principal and interest at 6.4%.	$21,894	$39,673
Less: Current Portion of Long-Term Debt	21,894	26,268
Long-Term Debt, net of Current Portion	$-	$13,405

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea's warehousing, sales and executive offices. Rent expense under this operating lease was $22,865 and $45,232 for the three and six-month periods ended June 30, 2011, respectively. Rent expense under this operating lease was $24,465 and $46,180 for the three and six-month periods ended June 30, 2010, respectively.

As of June 30, 2011, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2011 (July 1 - December 31)	$54,935
2012	105,728
2013	96,814
2014	99,718
2015	33,565
Total	$390,760

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea. The effective date of the employment agreement is August 1, 2010 and expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company's pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company's annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company's cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company's common stock at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At June 30, 2011, the future minimum cash commitments under this agreement aggregate $378,125.

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

Legal Proceedings

Andrea is involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes any resolution of these matters will not have a material adverse effect on Andrea's consolidated financial position, results of operations or liquidity.

In addition, in December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Note 8. Stock Plans and Stock Based Compensation

In 1998, the Board adopted the 1998 Stock Option Plan ("1998 Plan"), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea's Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. No further awards will be granted under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan ("2006 Plan"), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea's Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At June 30, 2011, there were 4,269,436 shares available for further issuance under the 2006 Plan.

The stock option awards granted under these plans have been granted with an exercise price equal to the market price of the Company's stock at the date of grant; with vesting periods of up to four years and 10-year contractual terms.

The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during the three and six months ended June 30, 2011 and 2010.

Option activity during 2011 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2011	17,940,821	$0.10	$0.10	6.80 years	12,701,641	$0.11	$0.10	6.03 years
Expired	(169,153)	$0.81	$0.66
Forfeitures	(11,347)	$0.06	$0.06

At June 30, 2011	17,760,321	$0.10	$0.09	6.33 years	12,645,073	$0.10	$0.09	5.60 years

During the three months ended June 30, 2011, 33,400 options vested with a weighted average exercise price and a weighted average fair value of $0.05 per option. During the six months ended June 30, 2011, 112,585 options vested with a weighted average exercise price and a weighted average fair value of $0.08 per option. Based on the June 30, 2011 fair market value of the Company's common stock of $0.07, the aggregate intrinsic value for the 17,760,321 options outstanding and 12,645,073 shares exercisable is $196,850 and $140,367, respectively.

Total compensation expense recognized related to stock option awards was $51,051 and $50,001 for the three months ended June 30, 2011 and 2010, respectively. In the accompanying condensed consolidated statements of operations for the three months ended June 30, 2011, $41,307 of expense is included in general, administrative and selling expenses, $6,966 is included in research and development expenses and $2,778 is included in cost of revenues. In the accompanying consolidated statements of operations for the three months ended June 30, 2010, $37,086 of expense is included in general, administrative and selling expenses, $8,805 is included in research and development expenses and $4,110 is included in cost of revenues. Total compensation expense recognized related to all stock option awards was $102,839 and $100,836 for the six months ended June 30, 2011 and 2010, respectively. In the accompanying condensed consolidated statements of operations for the six months

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

ending June 30, 2011, $83,351 of expense is included in general, administrative and selling expenses, $13,932 is included in research and development expenses and $5,556 is included in cost of revenues. In the accompanying condensed consolidated statements of operations for the six months ending June 30, 2010, $75,006 of expense is included in general, administrative and selling expenses, $17,610 is included in research and development expenses and $8,220 is included in cost of revenues.

As of June 30, 2011, there was $127,896 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next 3 years ($54,169 in 2011, $59,041 in 2012 and $14,686 in 2013).

Note 9. Segment Information

Andrea follows the provisions of ASC 280 "Segment Reporting" ("ASC 280"). Reportable operating segments are determined based on Andrea's management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.

The following represents selected condensed consolidated interim financial information for Andrea's segments for the three-month periods ended June 30, 2011 and 2010.

2011 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Three Month Total
Net revenues from external customers	$68,442	$505,022	$573,464
License Revenues	302,899	-	302,899
Loss from operations	(15,950)	(150,296)	(166,246)
Depreciation and amortization	119,901	13,797	133,698
Purchases of property and equipment	8,203	9,487	17,690
Purchases of patents and trademarks	150	1,238	1,388
Assets	3,006,889	2,281,080	5,287,969
Total long lived assets	1,369,313	300,923	1,670,236

2010 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Three Month Total
Net revenues from external customers	$250,971	$584,508	$835,479
License Revenues	388,018	-	388,018
Income (loss) from operations	130,629	(88,192)	42,437
Depreciation and amortization	117,435	18,461	135,896
Purchases of property and equipment	7,671	16,159	23,830
Purchases of patents and trademarks	-	299	299

December 31, 2010 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Year End Total
Assets	$3,635,905	$2,151,748	$5,787,653
Total long lived assets	1,593,309	304,581	1,897,890

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated interim financial information for Andrea's segments for the six-month periods ended June 30, 2011 and 2010:

2011 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Six Month Total
Net revenues from external customers	$146,228	$1,029,442	$1,175,670
License Revenues	699,706	-	699,706
Income (loss) from operations	47,675	(347,909)	(300,234)
Depreciation and amortization	239,034	27,501	266,535
Purchases of property and equipment	14,834	12,636	27,470
Purchases of patents and trademarks	204	11,207	11,411

2010 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Six Month Total
Net revenues from external customers	$455,405	$1,189,062	$1,644,467
License Revenues	821,270	-	821,270
Income (loss) from operations	283,483	(255,710)	27,773
Depreciation and amortization	234,921	37,029	271,950
Purchases of property and equipment	16,691	33,385	50,076
Purchases of patents and trademarks	-	450	450

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2011 and 2010, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2011	June 30, 2010
Net revenues:
United States	$696,735	$1,094,019
Foreign(1)	179,628	129,478
	$876,363	$1,223,497

(1)Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended June 30, 2011 and June 30, 2010.

For the six-month periods ended June 30, 2011 and 2010, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2011	June 30, 2010
Net revenues:
United States	$1,529,949	$2,190,717
Foreign(1)	345,427	275,020
	$1,875,376	$2,465,737

(1)Net revenues to any one foreign country did not exceed 10% of total net revenues for the six months ended June 30, 2011 and June 30, 2010.

As of June 30, 2011 and December 31, 2010, accounts receivable by geographic area is as follows:

Geographic Data	June 30, 2011	December 31, 2010
Accounts receivable:
United States	$439,261	$427,552
Foreign(1)	141,799	77,580
	$581,060	$505,132

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our mission is to provide the emerging "voice interface" markets with state-of-the-art communications products that facilitate natural language, human/machine interfaces.

Examples of the applications and interfaces for which Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products provide benefit include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; multimedia; multi-player Internet and CD ROM interactive games; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devices, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Audio Software Products use "far-field" digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

We outsource to Asia high volume assembly for most of our products from purchased components. We assemble some low volume Andrea DSP Microphone and Audio Software Products from purchased components. As sales of any particular Andrea DSP Microphone and Audio Software Product increases, assembly operations are transferred to a subcontractor in Asia.

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. A discussion of our critical accounting policies and estimates are included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. Management has discussed the development and selection of these policies with the Audit Committee of the Company's Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company's disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management's Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2010.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under "Risk Factors" and in Part I, "Item 1A - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

- fluctuations in the computer and communications hardware and software marketplace; and

- general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended June 30, 2011 were $876,363 compared to $1,223,497 for the three months ended June 30, 2010. Net loss for the three months ended June 30, 2011 was $175,883, or $0.00 loss per share on a basic and diluted basis compared to net income of $2,918, or $0.00 earnings per share on a basic and diluted basis for the three months ended June 30, 2010. Our revenues for the six months ended June 30, 2011 were $1,875,376 compared to $2,465,737 for the six months ended June 30, 2010. Net loss for the six months ended June 30, 2011 was $313,506 or $.01 loss per share on a basic and diluted basis, compared to net loss of $18,225, or $.00 loss per share on a basic and diluted basis for the six months ended June 30, 2010. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of August 9, 2011. The number of shares outstanding does not include an aggregate of 27,681,991 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,760,321 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,269,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results Of Operations

Three and Six Months ended June 30, 2011 compared to Three and Six Months ended June 30, 2010

Net Revenues

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$67,888	$111,984	(40)	$136,161	$156,801	(14)	(a	)
All other Andrea Anti-Noise net product revenues	437,134	472,524	(8)	893,281	1,032,261	(14)	(b	)
Total Andrea Anti-Noise Products net Product revenues	$505,022	584,508	(14)	$1,029,442	$1,189,062	(14)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	45,166	200,192	(78)	59,955	367,934	(84)	(c	)
All other Andrea DSP Microphone and Audio product revenues	23,276	50,779	(55)	86,273	87,471	(2)	(d	)
License revenues	302,899	388,018	(22)	699,706	821,270	(15)	(e	)
Total Andrea DSP Microphone and Audio Software Products revenues	371,341	638,989	(42)	845,934	1,276,675	(34)

Total Revenues	$876,363	$1,223,497	(29)	$1,875,376	$2,465,737	(24)

(a)These decreases of approximately $44,000 and $21,000 represent decreased product sales to our educational customers for use with their distance learning products as compared to the three and six months ended June 30, 2010. We believe that these decreases in product sales relate to the timing of the customers purchases.

(b)The decreases of approximately $35,000 and $139,000 for the three and six month periods, respectively, as compared to the same periods in 2010 in all other Andrea Anti-noise product revenues is related to decreased demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(c)The approximate $155,000 and $308,000 decreases in sales of automotive array microphone products are primarily the result of decreased product sales to integrators of public safety vehicle solutions. These decreases are related to our fulfillment of a contract in 2010.

(d)The decrease of approximately $28,000 for the three month period ended June 30, 2011 as compared to the same period in 2010 in all other Andrea DSP Microphone and Audio Software product revenues is related to demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(e)The decreases in license revenues are the result of decreased royalties reported for the three and six months ending June 30, 2011 as compared to the same period last year. We believe this decrease is related to a decrease in sales of PC models which feature the full capacities of our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended June 30, 2011 decreased to 34% from 38% for the three months ended June 30, 2010. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2011 for Andrea Anti-Noise Products is 55% compared to 52% for the three months ended June 30, 2010. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2011 for Andrea DSP Microphone and Audio Software Products is 5% compared to 25% for the three months ended June 30, 2010. Cost of revenues as a percentage of net revenues for the six months ended June 30, 2011 decreased to 34% from 37% for the six months ended June 30, 2010. The cost of revenues as a percentage of net revenues for the six months ended June 30, 2011 for Andrea Anti-Noise Products is 57% compared to 54% for the six months ended June 30, 2010. The cost of revenues as a percentage of net revenues for the six months ended June 30, 2011 for Andrea DSP Microphone and Audio Software Products is 5% compared to 21% for the six months ended June 30, 2010. The increases for the Andrea Anti-Noise Products revenues for the three and six month periods were a result of a decreases in revenues related to this segment. The increases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the three and six month periods relate to decreased product sales of automotive array microphone products to integrators of public safety vehicle solutions.

Research and Development

Research and development expenses for the three months ended June 30, 2011 increased 3% to $186,816 from $182,378 for the three months ended June 30, 2010. For the three months ended June 30, 2011, the increase in research and development expenses reflects a 6% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $106,643, or 57% of total research and development expenses and a 2% decrease in our Andrea Anti-Noise Headset Product efforts to $80,173, or 43% of total research and development expenses. Research and development expenses for the six months ended June 30, 2011 increased 12% to $395,128 from $354,033 for the six months ended June 30, 2010. For the six months ended June 30, 2011, the increase in research and development expenses reflects a 17% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $228,733, or 58% of total research and development expenses and a 5% increase in our Andrea Anti-Noise Headset Product efforts to $166,395, or 42% of total research and development expenses. These increases primarily relate to ongoing development of new products.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased 4% to $557,152 for the three months ended June 30, 2011 from $538,293 for the three months ended June 30, 2010. For the three months ended June 30, 2011, the expenses reflect a 5% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $260,752, or 47% of total general, administrative and selling expenses and a 3% increase in our Andrea Anti-Noise Headset Product efforts to $296,401, or 53% of total general, administrative and selling expenses. General, administrative and selling expenses decreased 2% to, $1,148,674 for the six months ended June 30, 2011 from $1,176,558 for the six months ended June 30, 2010. For the six months ended June 30, 2011, the expenses in our Andrea DSP Microphone and Audio Software Technology efforts remained relatively flat at $528,122, or 46% of total general, administrative and selling expenses and a 4% decrease in our Andrea Anti-Noise Headset Product efforts to $620,553, or 54% of total general, administrative and selling expenses. The quarter over quarter increase relates to promotional and marketing expenses related to our newly engaged distribution channels. The year over year decreases relate to timing of legal and professional expenses.

Interest Income, net

Interest income, net for the three months ended June 30, 2011 was $1,988 compared to $1,353 for the three months ended June 30, 2010. Interest income, net for the six months ended June 30, 2011 was $3,689 compared to $3,159 for the six months ended June 30, 2010. The increases in interest income, net is the result of decreased interest expense on our long term debt.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2011 was $11,625 compared to a provision for income taxes of $40,872 for the three months ended June 30, 2010. The provision for income taxes for the six months ended June 30, 2011 was $16,961 compared to a provision for income taxes of $49,157 for the three months ended June 30, 2010. The decrease is a result of a decreased estimated taxable income.

Net (loss) income

Net loss for the three months ended June 30, 2011 was $175,883 compared to net income of $2,918 for the three months ended June 30, 2010. Net loss for the six months ended June 30, 2011 was $313,506 compared to net loss of $18,225 for the six months ended June 30, 2010. The net loss for the three months ended June 30, 2011, net income for the three months ended June 30, 2010 and net loss for the six months ended June 2011 and 2010 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea's principal sources of funds are and are expected to continue to be gross cash flows from operations. At June 30, 2011, we had cash of $2,049,989 compared with $2,220,994 at December 31, 2010. The cash balance at June 30, 2011 is primarily a result of our cash that we historically generated from operations.

Our working capital balance at June 30, 2011 was $3,076,570 compared to a working capital of 3,039,308 at December 31, 2010. The increase in working capital reflects a decrease in total current assets of $238,350 and a decrease in total current liabilities of $275,612. The decrease in total current assets reflects a decrease in cash of $171,005, an increase in accounts receivable of $75,928, a decrease in inventory of $144,719, an increase in deferred income tax assets of $16,891, and a decrease in prepaid expenses of $15,445. The decrease in total current liabilities reflects a decrease in trade accounts payable of $146,875, a decrease in the current portion in long-term debt of $4,374, a decrease in short-term deferred revenue of $109,632 and a decrease of $14,731 in other current liabilities.

The decrease in cash of $171,005 reflects $114,345 of net cash used in operating activities, $38,881 of net cash used in investing activities and $17,779 of cash used in financing activities.

The cash used in operating activities of $114,345, excluding non-cash charges for the six months ended June 30, 2011, is attributable to a $78,668 increase in accounts receivable, a $140,233 decrease in inventories, a $15,445 increase in prepaid expenses and other current assets, a $146,875 decrease in accounts payable, a $109,632 decrease in short-term deferred revenue and a $14,731 decrease in other current liabilities. The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea's various product lines.

The cash used in investing activities of $38,881 reflects purchases of property and equipment of $27,470 and an increase in patents and trademarks of $11,411. The significant increase in property and equipment reflects capital expenditures associated with information technology purchases including and, to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $17,779, reflects repayments to finance a significant upgrade to our information technologies systems.

We plan to continue to improve our cash flows in 2011 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of August 9, 2011, Andrea has approximately $2,100,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least June 2012. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Andrea's management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Andrea's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that it files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to Andrea's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that all control issues and instances of fraud, if any, within a company have been detected. Andrea's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect the Company's internal controls over financial reporting during the period covered by this Quarterly Report.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Andrea is involved in routine litigation incidental to the normal course of business. While it is not feasible to predict or determine the final outcome of the claims, Andrea believes any resolution of these matters will not have a material adverse effect on Andrea's consolidated financial position, results of operations or liquidity.

In addition, in December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)   Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 - Section 1350 Certifications
Exhibit 101.0* The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Shareholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

___________________
*   Furnished not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: August 12, 2011

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 12, 2011
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 12, 2011
Corisa L. Guiffre	Assistant Corporate Secretary