Form 10-Q
period 2011-09-30
ANDREA ELECTRONICS CORP
filed 2011-11-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-4324

______

ANDREA ELECTRONICS CORPORATION

______________________________________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2011, there were 63,721,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$2,005,273	$2,220,994
Accounts receivable, net of allowance for doubtful accounts of $18,609 and $11,442, respectively	807,838	505,132
Inventories, net	751,640	773,674
Short term customer deposits	79,632	79,632
Deferred income taxes, net	39,891	23,000
Prepaid expenses and other current assets	87,515	123,767
Total current assets	3,771,789	3,726,199

Property and equipment, net	326,320	249,027
Intangible assets, net	1,305,308	1,648,863
Deferred income taxes, net	114,730	150,700
Other assets, net	12,864	12,864
Total assets	$5,531,011	$5,787,653

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$471,653	$303,198
Current portion of long-term debt	10,146	26,268
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	-	109,632
Other current liabilities	131,935	173,872
Total current liabilities	687,655	686,891

Long term debt, net of current portion	-	13,405

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,442,002	77,305,587
Accumulated deficit	(73,244,929)	(72,864,513)

Total shareholders' equity	4,843,356	5,087,357

Total liabilities and shareholders' equity	$5,531,011	$5,787,653

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Net product revenues	$1,072,411	$1,080,096	$2,248,081	$2,724,563
License revenues	244,603	424,461	944,309	1,245,731
Revenues	1,317,014	1,504,557	3,192,390	3,970,294

Cost of revenues	554,473	570,153	1,186,281	1,477,526

Gross margin	762,541	934,404	2,006,109	2,492,768

Research and development expenses	182,178	170,219	577,306	524,252

General, administrative and selling expenses	647,036	642,767	1,795,710	1,819,325

(Loss) income from operations	(66,673)	121,418	(366,907)	149,191

Interest income, net	2,053	1,145	5,742	4,304

(Loss) income before provision for income taxes	(64,620)	122,563	(361,165)	153,495

Provision for income taxes	2,290	58,637	19,251	107,794

Net (loss) income	$(66,910)	$63,926	$(380,416)	$45,701

Basic weighted average shares	63,721,035	63,689,208	63,721,035	63,588,976

Diluted weighted average shares	63,721,035	73,296,287	63,721,035	72,273,719

Basic and diluted net (loss) income per share	$.00	$.00	$(.01)	$.00

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, January 1, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,305,587	$(72,864,513)	$5,087,357

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	136,415	-	136,415

Net loss	-	-	-	-	-	-	-	(380,416)	(380,416)

Balance, September 30, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,442,002	$(73,244,929)	$4,843,356

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net (loss) income	$(380,416)	$45,701
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	406,328	409,103
Stock based compensation	136,415	151,789
Provision for doubtful accounts	7,167	4,004
(Benefit) provision for excess and obsolete inventories	(5,875)	15,111
Deferred income taxes	19,079	107,738
Change in:
Accounts receivable	(309,873)	(378,543)
Inventories	27,909	136,499
Short term customer deposit	-	13,536
Prepaid expenses and other current assets	36,252	10,375
Trade accounts payable	168,455	(12,872)
Short-term deferred revenue	(109,632)	(13,536)
Other current liabilities	(41,937)	40,473
Net cash (used in) provided by operating activities	(46,128)	529,378

Cash flows from investing activities:
Purchases of property and equipment	(124,424)	(59,948)
Purchases of patents and trademarks	(15,642)	(9,709)
Net cash used in investing activities	(140,066)	(69,657)

Cash flows from financing activities:
Principal repayments of long term debt	(29,527)	(15,894)
Net cash used in financing activities	(29,527)	(15,894)

Net (decrease) increase in cash	(215,721)	443,827

Cash, beginning of year	2,220,994	1,805,091
Cash, end of period	$2,005,273	$2,248,918

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$-	$6,685
Cash paid for:
Income Taxes	$4,637	$2,656
Interest	$1,731	$5,362

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total potential common shares as of:
Options to purchase common stock (Note 8)	17,760,321	9,306,821	17,760,321	9,223,488
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,023,658	-	2,023,658	-
Series D Convertible Preferred Stock	3,628,576	-	3,628,576	-

Total potential common shares	23,412,555	9,306,821	23,412,555	9,223,488

The following table sets forth the components used in the computation of basic and diluted (loss) earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
Net (loss) income	$(66,910)	$63,926	$(380,416)	$45,701
Denominator:
Weighted average shares	63,721,035	63,689,208	63,721,035	63,588,976
Effect of dilutive securities:
Series C Convertible Preferred Stock	-	2,023,658	-	2,145,662
Series D Convertible Preferred Stock	-	3,628,576	-	3,628,576
Employee stock options	-	3,954,845	-	2,910,505
Denominator for diluted (loss) income per share-adjusted weighted average shares after assumed conversions	63,721,035	73,296,287	63,721,035	72,273,719

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the periods ended September 30, 2011 and December 31, 2010, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At September 30, 2011 and December 31, 2010, the Company's cash was held at three financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea's consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Customer A	16%	17%	24%	25%
Customer B	25%	12%	12%	*
Customer C	*	11%	*	*
Customer D	*	11%	*	*
Customer E	*	*	*	10%

_________________

* Amounts are less than 10%

Customer A, Customer B and Customer C accounted for approximately 25%, 14% and 18%, respectively, of total accounts receivable at September 30, 2011. Customer A and Customer C accounted for approximately 53% and 13%, respectively, of total accounts receivable at December 31, 2010.

The following suppliers accounted for 10% or more of Andrea's purchases during the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Supplier A	64%	71%	69%	70%
Supplier B	30%	*	16%	*
Supplier C	*	29%	15%	24%

_________________

* Amounts are less than 10%

At September 30, 2011 and December 31, 2010, Supplier A accounted for approximately 52% and 56% of trade accounts payable, respectively.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

	September 30, 2011	December 31, 2010
Raw materials	$19,649	$36,821
Finished goods	1,404,367	1,415,104
	1,424,016	1,451,925
Less: reserve for obsolescence	(672,376)	(678,251)
	$751,640	$773,674

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 360 "Plant, Property and Equipment, " for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea's policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea's long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three and nine month periods ended September 30, 2011 and 2010.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740") and utilizes the expected annual effective tax rate in determining it's income tax provisions for the interim period's income or loss. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, and after considering changes in previously existing positive evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $174,000 for the year ended December 31, 2010. In addition, Andrea expects it will reduce its valuation in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's unaudited condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2007 through 2010. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2011, Andrea had two stock-based employee compensation plans, which are described more fully in Note 8. Andrea accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

award, and is recognized as expense over the employee's requisite service period (generally the vesting period of the equity grant). The fair value of the Company's common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2011, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

In addition, on September 4, 2004, the Buyers purchased for an additional $1,250,000, an additional 1,250,000 shares of Series D Preferred Stock convertible into 5,000,000 shares of Common Stock (an effective conversion price of $0.25 per share) and Common Stock warrants exercisable for an aggregate of 2,500,000 shares of Common Stock. The warrants were exercisable at any time after December 4, 2004 and before September 4, 2009 at an exercise price of $0.17 per share. On September 4, 2009, these warrants expired without being exercised.

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

As of September 30, 2011, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5. Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components. These agreements provide for revenues based on the terms of each individual agreement. The Company's two largest licensing customers accounted for $210,183 and $32,079 of license revenues for the three months ended September 30, 2011 and $254,576 and $160,782 of license revenues for the three months ended September 30, 2010. The Company's two largest licensing customers accounted for $751,622 and $142,237 of license revenues for the nine months ended September 30, 2011 and $981,413 and $184,826 of license revenues for the nine months ended September 30, 2010.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Long Term Debt

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
HSBC unsecured bank loan, dated December 9, 2009, is due in 60 monthly installments of $2,362 including principal and interest at 6.4%.	$10,146	$39,673

Less: Current Portion of Long-Term Debt	10,146	26,268

Long-Term Debt, net of Current Portion	$-	$13,405

Note 7. Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea's warehousing, sales and executive offices. Rent expense under this operating lease was $23,038 and $68,270 for the three and nine-month periods ended September 30, 2011, respectively. Rent expense under this operating lease was $22,367 and $68,547 for the three and nine-month periods ended September 30, 2010, respectively.

As of September 30, 2011, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2011 (October 1 - December 31)	$27,467
2012	105,728
2013	96,814
2014	99,718
2015	33,565
Total	$363,292

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea. The effective date of the employment agreement is August 1, 2010 and expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company's pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company's annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company's cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company's common stock at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At September 30, 2011, the future minimum cash commitments under this agreement aggregate $291,667.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan ("2006 Plan"), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea's Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At September 30, 2011, there were 4,269,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three and nine months ended September 30, 2011.

On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company's common stock on the date of grant, and a term of 10 years.

On September 22, 2010, the Board granted 916,500 stock options to employees of the Company. Each option grant provides for vesting periods of up to three years, an exercise price of $0.08 per share, which was the fair market value of the Company's common stock on the date of grant, and a term of 10 years. The fair value of these 916,500 stock options was $73,320 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

On September 22, 2010, pursuant to Andrea's compensation policy for outside directors, Andrea granted 62,500 stock options to the chairperson of the Audit Committee and 25,000 stock options to each of the other three outside directors. The stock option grants provide for an 18-month vesting period, an exercise price of $0.08 per share, which was the fair market value of the

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Company's common stock on the date of grant, and a term of 10 years. The fair value of these 137,500 stock options was $11,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2010 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Expected life in years	6	6
Risk-free interest rates	1.84%	1.84%
Volatility	168.22%	168.22%
Dividend yield	0%	0%

Option activity during 2011 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2011	17,940,821	$0.10	$0.10	6.80 years	12,701,641	$0.11	$0.10	6.03 years
Expired	(169,153)	$0.81	$0.66
Forfeitures	(11,347)	$0.06	$0.06

At September 30, 2011	17,760,321	$0.10	$0.09	6.08 years	15,406,303	$0.10	$0.09	5.74 years

During the three months ended September 30, 2011, 2,761,230 options vested with a weighted average exercise price and a weighted average fair value of $0.07 per option. During the nine months ended September 30, 2011, 2,873,815 options vested with a weighted average exercise price and a weighted average fair value of $0.07 per option. Based on the September 30, 2011 fair market value of the Company's common stock of $0.07, the aggregate intrinsic value for the 17,760,321 options outstanding and 15,406,303 shares exercisable is $186,830 and $10,020, respectively.

Total compensation expense recognized related to stock option awards was $33,576 and $50,953 for the three months ended September 30, 2011 and 2010, respectively. In the accompanying condensed consolidated statements of operations for the three months ended September 30, 2011, $26,400 of expense is included in general, administrative and selling expenses, $4,746 is included in research and development expenses and $2,430 is included in cost of revenues. In the accompanying consolidated statements of operations for the three months ended September 30, 2010, $39,875 of expense is included in general, administrative and selling expenses, $7,035 is included in research and development expenses and $4,043 is included in cost of revenues. Total compensation expense recognized related to all stock option awards was $136,415 and $151,789 for the nine months ended September 30, 2011 and 2010, respectively. In the accompanying condensed consolidated statements of operations for the nine months ending September 30, 2011, $109,751 of expense is included in general, administrative and selling expenses, $18,678 is included in research and development expenses and $7,986 is included in cost of revenues. In the accompanying condensed consolidated statements of operations for the nine months ending September 30, 2010, $114,881 of expense is included in general, administrative and selling expenses, $24,645 is included in research and development expenses and $12,263 is included in cost of revenues.

As of September 30, 2011, there was $94,320 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next three years ($20,593 in 2011, $59,041 in 2012 and $14,686 in 2013).

Note 9. Segment Information

Andrea follows the provisions of ASC 280 "Segment Reporting" ("ASC 280"). Reportable operating segments are determined based on Andrea's management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea's results of operations are primarily reviewed on a consolidated basis, the chief operating

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology ("DSDA®"), Andrea Direction Finding and Tracking Array microphone technology ("DFTA®"), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.

The following represents selected condensed consolidated interim financial information for Andrea's segments for the three-month periods ended September 30, 2011 and 2010;

2011 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Three Month Total

Net revenues from external customers	$228,186	$844,225	$1,072,411
License revenues	244,603	-	244,603
Income (loss) from operations	45,793	(112,466)	(66,673)
Depreciation and amortization	119,925	19,868	139,793
Purchases of property and equipment	4,667	92,287	96,954
Purchases of patents and trademarks	2,692	1,539	4,231

September 30, 2011 Month End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Month End Total

Assets	3,116,301	2,414,710	5,531,011
Total long lived assets	1,266,921	364,707	1,631,628

2010 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Three Month Total

Net revenues from external customers	$240,567	$839,529	$1,080,096
License revenues	424,461	-	424,461
Income (loss) from operations	191,176	(69,758)	121,418
Depreciation and amortization	117,720	19,433	137,153
Purchases of property and equipment	3,454	6,418	9,872
Purchases of patents and trademarks	3,757	5,502	9,259

December 31, 2010 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Year End Total

Assets	$3,635,905	$2,151,748	$5,787,653
Total long lived assets	1,593,309	304,581	1,897,890

The following represents selected condensed consolidated interim financial information for Andrea's segments for the nine-month periods ended September 30, 2011 and 2010:

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

2011 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Nine Month Total
Net revenues from external customers	$374,414	$1,873,667	$2,248,081
License revenues	944,309	-	944,309
Income (loss) from operations	93,469	(460,376)	(366,907)
Depreciation and amortization	358,959	47,369	406,328
Purchases of property and equipment	19,761	104,663	124,424
Purchases of patents and trademarks	12,810	2,832	15,642

2010 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2010 Nine Month Total
Net revenues from external customers	$695,972	$2,028,591	$2,724,563
License revenues	1,245,731	-	1,245,731
Income (loss) from operations	474,659	(325,468)	149,191
Depreciation and amortization	352,641	56,462	409,103
Purchases of property and equipment	20,145	39,803	59,948
Purchases of patents and trademarks	3,757	5,952	9,709

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2011 and 2010, and as of each respective period-end, net revenues and accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2011	September 30, 2010
Net revenues:
United States	$1,181,826	$1,240,278
Foreign(1)	135,188	264,279
	$1,317,014	$1,504,557

(1)Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended September 30, 2011 and September 30, 2010.

For the nine-month periods ended September 30, 2011 and 2010, and as of each respective period-end, net revenues and accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2011	September 30, 2010
Net revenues:
United States	$2,711,775	$3,430,995
Foreign(1)	480,615	539,299
	$3,192,390	$3,970,294

(1)Net revenues to any one foreign country did not exceed 10% of total net revenues for the nine months ended September 30, 2011 and September 30, 2010.

As of September 30, 2011 and December 31, 2010, accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2011	December 31, 2010
Accounts receivable:
United States	$640,942	$427,552
Foreign(1)	166,896	77,580
	$807,838	$505,132

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

- fluctuations in the computer and communications hardware and software marketplace; and

- general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended September 30, 2011 were $1,317,014 compared to $1,504,557 for the three months ended September 30, 2010. Net loss for the three months ended September 30, 2011 was $66,910, or $0.00 loss per share on a basic and diluted basis compared to net income of $63,926, or $0.00 earnings per share on a basic and diluted basis for the three months ended September 30, 2010. Our revenues for the nine months ended September 30, 2011 were $3,192,390 compared to $3,970,294 for the nine months ended September 30, 2010. Net loss for the nine months ended September 30, 2011 was $380,416 or $0.01 loss per share on a basic and diluted basis, compared to net income of $45,701, or $0.00 loss per share on a basic and diluted basis for the nine months ended September 30, 2010. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of November 10, 2011. The number of shares outstanding does not include an aggregate of 27,681,991 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,760,321 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,269,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Results Of Operations

Three and Nine Months ended September 30, 2011 compared to Three and Nine Months ended September 30, 2010

Net Revenues

	For the Three Months Ended September 30,		%	For the Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$356,380	$274,857	30	$509,781	$431,658	18	(a	)
All other Andrea Anti-Noise net product revenues	487,845	564,672	(14)	1,363,886	1,596,933	(15)	(b	)
Total Andrea Anti-Noise Products net Product revenues	$844,225	$839,529	1	$1,873,667	$2,028,591	(8)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	151,404	154,020	(2)	211,359	521,954	(60)	(c	)
All other Andrea DSP Microphone and Audio product revenues	76,782	86,547	(11)	163,055	174,018	(6)	(d	)
License revenues	244,603	424,461	(42)	944,309	1,245,731	(24)	(e	)
Total Andrea DSP Microphone and Audio Software Products revenues	472,789	665,028	(29)	1,318,723	1,941,703	(32)

Total Revenues	$1,317,014	$1,504,557	(12)	$3,192,390	$3,970,294	(20)

(a)These increases of approximately $82,000 and $78,000 for the three and nine month periods ended September 30, 2011, respectively, represent increased demand from our educational customers for use with their distance learning products as compared to the same periods in 2010.

(b)The decreases of approximately $77,000 and $233,000 for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010 in all other Andrea Anti-noise product revenues is related to decreased demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(c)The decreases of approximately $3,000 and $311,000 for the three and nine month periods ended September 30, 2011, respectively, in sales of automotive array microphone products are primarily the result of decreased product sales to integrators of public safety vehicle solutions. These decreases are related to our fulfillment of a contract in 2010.

(d)The decreases of approximately $10,000 and $11,000 for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010 in all other Andrea DSP Microphone and Audio Software product revenues is related to demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(e)The decreases in license revenues are the result of decreased royalties reported for the three and nine months ended September 30, 2011 as compared to the same periods last year. We believe this decrease is related to a decrease in sales of PC models which feature the full capacities of our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended September 30, 2011 increased to 42% from 38% for the three months ended September 30, 2010. The cost of revenues as a percentage of net revenues for the three months ended September 30, 2011 for Andrea Anti-Noise Products was 62% compared to 54% for the three months ended September 30, 2010. The cost of revenues as a percentage of net revenues for the three months ended September 30, 2011 for Andrea DSP Microphone and Audio Software Products was 7% compared to 17% for the three months ended September 30, 2010. Cost of revenues as a percentage of net revenues for the nine months ended September 30, 2011 and 2010 was 37% for both periods. The decrease in cost of revenues as a percentage of net revenues for the Andrea Anti-Noise Products for the three month period ended September 30, 2011 was attributable to the different product mix of revenues which resulted in sales of higher margin products. The increase in the cost of revenues as a percentage of net revenues for the Andrea DSP Microphone and Audio Software Products for the three month period was attributable to the decrease in licensing revenues.

Research and Development

Research and development expenses for the three months ended September 30, 2011 increased 7% to $182,178 from $170,219 for the three months ended September 30, 2010. For the three months ended September 30, 2011, the increase in research and development expenses reflects a 20% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $105,994, or 58% of total research and development expenses and a 7% decrease in our Andrea Anti-Noise Headset Product efforts to $76,183, or 42% of total research and development expenses. Research and development expenses for the nine months ended September 30, 2011 increased 10% to $577,306 from $524,252 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the increase in research and development expenses reflects a 18% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $334,728, or 58% of total research and development expenses and a 1% increase in our Andrea Anti-Noise Headset Product efforts to $242,578, or 42% of total research and development expenses. These increases primarily relate to ongoing development of new products.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased 1% to $647,036 for the three months ended September 30, 2011 from $642,767 for the three months ended September 30, 2010. For the three months ended September 30, 2011, the expenses reflect a 5% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $285,947, or 57% of total general, administrative and selling expenses and a 3% decrease in our Andrea Anti-Noise Headset Product efforts to $361,089, or 43% of total general, administrative and selling expenses. General, administrative and selling expenses decreased 1% to, $1,795,710 for the nine months ended September 30, 2011 from $1,819,325 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the expenses reflect a 2% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $814,069, or 56% of total general, administrative and selling expenses and a 4% decrease in our Andrea Anti-Noise Headset Product efforts to $981,641, or 44% of total general, administrative and selling expenses. The quarter over quarter increase relates to promotional and marketing expenses related to our newly engaged distribution channels. The year to date over year to date decreases relate to timing of legal and professional expenses.

Interest Income, net

Interest income, net for the three months ended September 30, 2011 was $2,053 compared to $1,145 for the three months ended September 30, 2010. Interest income, net for the nine months ended September 30, 2011 was $5,742 compared to $4,304 for the nine months ended September 30, 2010. The increases in net interest income, net are the result of decreased interest expense on our long term debt.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2011 was $2,290 compared to a provision for income taxes of $58,637 for the three months ended September 30, 2010. The provision for income taxes for the nine months ended September 30, 2011 was $19,251 compared to a provision for income taxes of $107,794 for the nine months ended September 30, 2010. The decrease is a result of a decreased estimated taxable income.

Net (loss) income

Net loss for the three months ended September 30, 2011 was $66,910 compared to net income of $63,926 for the three months ended September 30, 2010. Net loss for the nine months ended September 30, 2011 was $380,416 compared to net income of $45,701 for the nine months ended September 30, 2010. The net loss for the three and nine months ended September 30, 2011 and net income for the three and nine months ended September 30, 2010 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea's principal sources of funds are and are expected to continue to be gross cash flows from operations. At September 30, 2011, we had cash of $2,005,273 compared with $2,220,994 at December 31, 2010. The cash balance at September 30, 2011 is primarily a result of our cash that we historically generated from operations.

Our working capital balance at September 30, 2011 was $3,084,134 compared to $3,039,308 at December 31, 2010. The increase in working capital reflects an increase in total current assets of $45,590 and an increase in total current liabilities of $764. The increase in total current assets reflects a decrease in cash of $215,721, an increase in accounts receivable of $302,706, a decrease in inventory of $22,034, an increase in deferred income tax assets of $16,891, and a decrease in prepaid expenses of $36,252. The increase in total current liabilities reflects an increase in trade accounts payable of $168,455, a decrease in the current portion in long-term debt of $16,122, a decrease in short-term deferred revenue of $109,632 and a decrease of $41,937 in other current liabilities.

The decrease in cash of $215,721 reflects $46,128 of net cash used in operating activities, $140,066 of net cash used in investing activities and $29,527 of cash used in financing activities.

The cash used in operating activities of $46,128, excluding non-cash charges for the nine months ended September 30, 2011, is attributable to a $309,873 increase in accounts receivable, a $27,909 decrease in inventories, a $36,252 decrease in prepaid expenses and other current assets, a $168,455 increase in accounts payable, a $109,632 decrease in short-term deferred revenue and a $41,937 decrease in other current liabilities. The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea's various product lines.

The cash used in investing activities of $140,066 reflects purchases of property and equipment of $124,424 and an increase in patents and trademarks of $15,642. The significant increase in property and equipment reflects capital expenditures associated with molds for our new SuperBeam Anti-Noise Headset Products and, to a lesser extent, information technology purchases. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $29,527, reflects repayments to finance a significant upgrade to our information technologies systems.

We plan to continue to improve our cash flows in 2011 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as increased sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of November 10, 2011, Andrea has approximately $1,800,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least September 2012. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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
Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 - Section 1350 Certifications
Exhibit 101.0* The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Shareholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
__________________________
* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2011

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2011
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2011
Corisa L. Guiffre	Assistant Corporate Secretary