Form 10-K
period 2011-12-31
ANDREA ELECTRONICS CORP
filed 2012-03-23
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-4324

_________________

ANDREA ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 631-719-1800

_________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

_________________

Title of class

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes     No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer  ☐

Accelerated Filer                      ☐

Non-Accelerated Filer   ☐

Smaller Reporting Company   ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No    X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,464,164 based upon the closing price of $0.07 as quoted on the OTC Bulletin Board on June 30, 2011.

The number of shares outstanding of the registrant’s Common Stock as of March 20, 2012, was 63,721,035.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Overview

Andrea Electronics Corporation (“Andrea,” “us,” “we,” “our”) designs, develops and manufactures state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications that require high quality, clear voice signals. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934.

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications primarily in the following markets:

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

All of our digital, far-field microphone technologies are software-based and operate using either a dedicated DSP or a general purpose processor (for example, the Intel Pentium). The software, which may encompass one or all of our far-field noise canceling technologies, can be applied to improve the performance of a single microphone or multiple microphones. In addition, our digital, far-field, noise canceling technologies can be tailored and implemented into various form factors, including for example, into the monitor of a PC, a personal digital assistant or a rear view mirror, and can be used individually or combined depending on particular customer requirements.

We are currently targeting our far-field technologies at: 1) the desktop and laptop computing market; 2) the video and audio conferencing market; and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our software noise cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues of such technologies and products during the years ended December 31, 2011 and 2010 approximated 47% and 49%, respectively, of our total net revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Product Business – Our headset microphone products help to ensure clear speech in personal computer and VoIP headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone technology uses electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard Noise Canceling headset products, these products comprise our Andrea Anti-Noise Product operating segment. During the years ended December 31, 2011 and 2010, our Andrea Anti-Noise Product operating segment approximated 53% and 51%, respectively, of our total net revenues.

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

Our Andrea DSP Microphone and Audio Software Products include the use of the following technologies, among other technologies and techniques:

Digital Super Directional Array (“DSDA”®). Andrea’s patented DSDA adaptive beam forming system powers Andrea’s SuperBeam microphone which enables more intelligible audio by forming a beam toward the speaker and eliminating background noises that are outside of the beam. DSDA microphone technology enables high quality far-field communications by centering microphone sensitivity on a user’s voice and canceling noise outside of that signal. DSDA continuously samples the ever changing acoustic properties within an environment and adaptively identifies interfering noises that are extraneous to the voice signal, resulting in increased intelligibility of communications.

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

SuperBeam®. SuperBeam is a highly accurate digital algorithm that forms an acoustic beam that extends from the microphone to the speech source in an environment. We believe SuperBeam provides a fixed noise reduction microphone solution for the typical acoustic environment found in room environments in which speech is used, such as in offices and homes. The microphone beam is generated by processing multiple microphone samples through pre-established digital filters and adding the outputs. The result is an optimum speech enhancement and noise reduction solution to a predefined setting. Because the beam is able to adapt to changes in the acoustic environment, this technology is called adaptive beamforming.

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

•

Internet telephony and Voice Chat;

•

Cellular and other wireless telecommunications; and

•

Telematics, or in-vehicle computing (the use of computer-controlled systems in automobiles and trucks).

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

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2011 and 2010, total research and development expenses were $762,878 and $731,297, respectively. During 2012, we expect research and development expenses to remain at the same level when compared to 2011. We expect this will occur as a result of our overall plan to improve cash flows by containing our expenses. Additionally, most of Andrea’s core technology is already developed, and therefore, heightened emphasis will be placed on application engineering, sales and marketing activity and less emphasis will be placed on research and development. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We employ a sales staff as well as outside sales representatives and sales organizations to market our Andrea DSP Microphone and Audio Software Products and our Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are marketed to computer Original Equipment Manufacturers (“OEMs”), distributors of personal computers and telecommunications equipment, software publishers, and end-users in both business and household environments. These products are sold to end-users through distributors and value-added resellers, software publishers, Internet Service Providers and Internet Content Developers. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise Products. We are seeking to enter into additional collaborative arrangements for the marketing and sale of our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products, but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products is critical to our success.

Production Operations

In 2011 and 2010, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and

DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2011, we had 19 employees, of whom four were engaged in production and related operations, six were engaged in research and development, and nine were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize 10 independent consultants (six are sales representatives, one is engaged for administration purposes and three are engaged in research and development activities).

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

•

general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the years ended December 31, 2011 and 2010 were approximately $4.2 million and $4.9 million, respectively. Net loss for the year ended December 31, 2011 was approximately $516,000, or $0.01 per share on a basic and diluted basis, versus a net loss of approximately $78,000, or $0.00 per share on a basic and diluted basis for the year ended December 31, 2010. We continue to explore opportunities to grow sales in other business areas. We are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations, and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations. To continue to achieve profitable operations we need to increase current net revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. We may have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through December 2012, provided our net revenues do not decline and our operating expenses do not increase. Although we are always attempting to reduce or limit our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of March 20, 2012. The number of shares outstanding does not include an aggregate of 27,304,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,382,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,269,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 20, 2012, we had 44.231432 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 5,652,234 shares, which is equal to approximately 9% of the 63,721,035 outstanding shares.

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

If we fail to commercialize and fully market our Andrea DSP Microphone and Audio Software products, or continue to develop, and not fully market, Andrea Anti-Noise products, our net revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

Our business, results of operations and financial condition depend on the successful commercialization of our Andrea DSP Microphone and Audio Software products and technologies and continued development of our Andrea Anti-Noise products. We introduced our first Andrea DSP Microphone products in 1998 and we continued to introduce complementary products and technologies over the last several years. For both product lines, we primarily target the desktop computer market, the audio and video conferencing markets and the market for in-vehicle computing, among others. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries.

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

The markets in which we sell our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, technology, research and development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. One or more of these competitors may independently develop technologies that are substantially equivalent or superior to our technology. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

We are currently engaged in the development of digital signal processing products and technologies for the voice, speech and natural language interface markets. We may not succeed in developing these new digital signal processing products and technologies, and any of these new digital signal processing products or technologies may not gain market acceptance.

Further, the markets for our products and technologies are characterized by evolving industry and government standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, certain of our Andrea DSP Microphone and Audio Software and Andrea Anti-Noise products are subject to the Federal Communications Commission requirements. We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2011 and 2010, net revenues from sales to customers outside the United States accounted for approximately 16% and 15%, respectively, of our net sales. International sales and operations are subject to a number of risks, including:

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

We have significantly less financial resources than most of our competitors which limits our ability to implement new products or enhancements to our current products and may require us to implement future restructuring plans, which could adversely affect our future sales and financial condition.

Financial resource constraints could limit our ability to execute our product strategy or require us to implement restructuring plans, particularly if we are unable to generate cash from operations or obtain additional sources of financing. Any future restructuring actions may slow our development of new or enhanced products by limiting our research and development and engineering activities. Our cash balances are also lower than those of our competitors, which may limit our ability to develop competitive new products on a timely basis. If we are unable to successfully introduce new or enhanced products, our sales and financial condition will be adversely affected.

A significant amount of our business involves licensing our intellectual property, a strategy that increases business risk and volatility.

We have licensed certain of our intellectual properties to third parties and may seek to enter into additional license arrangements in the future. We cannot assure you, however, that others will be interested in licensing our intellectual property on commercially favorable terms or at all. We also cannot ensure that licensees will honor agreed-upon market restrictions, not infringe upon or misappropriate our intellectual property or maintain the confidentiality of our proprietary information.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2011. Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 20, 2012, there were approximately 425 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2010	$ 0.07	$ 0.05
June 30, 2010	$ 0.12	$ 0.05
September 30, 2010	$ 0.13	$ 0.05
December 31, 2010	$ 0.11	$ 0.05
March 31, 2011	$ 0.08	$ 0.06
June 30, 2011	$ 0.08	$ 0.05
September 30, 2011	$ 0.08	$ 0.02
December 31, 2011	$ 0.08	$ 0.04

No cash dividends were paid on Andrea’s Common Stock in 2011 or 2010.

During the three months ended December 31, 2011, the Company did not repurchase any of its common stock.

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

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification” (the “ASC”) 985, “Software” and ASC 605 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts (see Note 9 of our consolidated financial statements). In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2011 and 2010, our allowance for doubtful accounts were $18,580 and $11,442, respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $702,177 and $773,674 at December 31, 2011 and 2010, respectively, are net of reserves of $655,597 and $678,251, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2011 and 2010.

Deferred Tax Assets – We currently have significant deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, ASC 740 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive and negative evidence, we reduced our valuation allowance to recognize a deferred tax asset of approximately $174,000 for the year ended December 31 2010, respectively. In addition, we will reduce our valuation allowance in future periods to the extent that we can demonstrate our ability to utilize the assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the risks noted in Item 1A.

Results Of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues

	For the Year Ended December 31		% Change
	2011	2010
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$546,816	$451,208	21	(a)
All other Andrea Anti-Noise net product revenues	1,676,824	2,047,186	(18)	(b)
Total Andrea Anti-Noise Products net Product revenues	2,223,640	2,498,394	(11)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	345,637	610,373	(43)	(c)
All other Andrea DSP Microphone and Audio product revenues	263,063	217,480	21	(d)
License revenues	1,332,312	1,589,266	(16)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	1,941,012	2,417,119	(20)

Net Revenues	$4,164,652	$4,915,513	(15)

(a)

The increase in revenue of approximately $95,000 for the year ended December 31, 2011, represents increased demand from our educational customers for use with their distance learning software products as compared to the same period in 2010.

(b)

The decrease of approximately $370,000 in all other Andrea Anti-Noise net product revenues for 2011 as compared to 2010 is related to decreased demand from distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(c)

The decreases of approximately $264,000 for the year ended December 31, 2011 in revenues of automotive array microphone products is primarily the result of decreased product revenues to integrators of public safety vehicle solutions. These decreases are related to our fulfillment of a contract in 2010.

(d)

The increase of approximately $46,000 for 2011 as compared to 2010 in all other Andrea DSP Microphone and Audio Software product revenues is relates to increase product revenues to an OEM customer for a customize digital product.

(e)

The decrease of approximately $476,000 in licensing revenues for the year ended December 31, 2011 is related to a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the year ended December 31, 2011 increased to 38% from 37% for the year ended December 31, 2010. The cost of revenues as a percentage of net revenues for the year ended December 31, 2011 for Andrea Anti-Noise Products was 57% as compared to 55% for the year ended December 31, 2010. The cost of revenues as a percentage of net revenues for the year ended December 31, 2011 for Andrea DSP Microphone and Audio Software Products was 15% compared to 18% for the year ended December 31, 2010. These small changes are primarily the result of the changes in revenue as described under “Net Revenues” above.

Research and Development

Research and development expenses for the year ended December 31, 2011 increased by 4% to $762,878 from $731,297 for the year ended December 31, 2010. This increase primarily relates to costs associated with the development of new products. For the year ended December 31, 2011, research and development expenses reflected an 8% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $436,085, or 57% of total research and development expenses and a 1% decrease in our Andrea Anti-Noise Product efforts to $326,793, or 43% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should continue to benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased by approximately 6% to $2,342,140 for the year ended December 31, 2011 from $2,487,620 for the year ended December 31, 2010. This decrease is related to decreases in employee compensation for bonus payments and stock based compensations and commissions, partially offset by increases in promotional and marketing expenses. For the year ended December 31, 2011, the decrease reflects a 3% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $1,064,818, or 46% of total general, administrative and selling expenses and an 8% decrease in our Andrea Anti-Noise Product efforts to $1,277,322, or 54% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the year ended December 31, 2011 was $7,904 compared to interest income, net of $5,382 for the year ended December 31, 2010.

Provision/(Benefit) for Income Taxes

The income tax provision for the year ended December 31, 2011 was $19,251, compared to an income tax benefit of $30,514 for the year ended December 31, 2010. The income tax provision is the result of estimated taxable income. The income tax benefit is primarily the result of a reduction in the valuation allowance against the Company’s deferred tax assets.

Net loss

Net loss for the year ended December 31, 2011 was $515,869 compared to a net loss $77,519 for the year ended December 31, 2010. The net loss for the year ended December 31, 2011 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Our principal sources of funds have been cash flows from operations. At December 31, 2011, we had cash of $2,193,377 compared to $2,220,994 at December 31, 2010..

Our working capital balance at December 31, 2011 was $3,080,486 compared to a working capital of $3,039,308 at December 31, 2010. The increase in working capital reflects a decrease in total current assets of $136,845 and a decrease in total current liabilities of $178,023. The decrease in total current assets reflects a decrease in cash of $27,617, an increase in accounts receivable of $57,631, a decrease in inventory of $71,497, a decrease in short term customer deposits of $79,632, a decrease in deferred income tax assets of $199, and a decrease in prepaid expenses and other current assets of $15,531. The decrease in total current liabilities reflects a decrease in trade accounts payable of $35,845, a decrease in the current portion in long-term debt of $26,268, a decrease in short-term deferred revenue of $109,632, and a decrease of $6,278 in other current liabilities.

The decrease in cash of $27,617 reflects $163,675 of net cash provided by operating activities, $151,619 of net cash used by investing activities and $39,673 of cash used by financing activities.

The cash provided by operating activities of $163,675, excluding non-cash charges, is primarily attributable to the $515,869 net loss for the year ended December 31, 2011, a $64,769 increase in accounts receivable, a $94,151 decrease in inventory, a $15,531 decrease in prepaid expenses and other current assets, a $35,845 decrease in accounts payable, a $109,632 decrease in short-term deferred revenue and a decrease of $6,278 in other current liabilities. The changes in receivables, inventory and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used by investing activities of $151,619 reflects purchases of property and equipment of $125,527 and an increase in patents and trademarks of $26,092. The significant increase in property and equipment reflects capital expenditures associated with molds associated with the production and, to a lesser extent of our information technology purchases. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $39,673, reflects payments made on a loan from HSBC. We obtained this loan in 2009 to finance a significant upgrade to our information technology systems.

We plan to continue to improve our cash flows in 2012 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of March 20, 2012, Andrea has approximately $2,100,000 of cash deposits.

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

(c)

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and ages are as of December 31, 2011. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

Douglas J. Andrea, age 49, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

Gary A. Jones, age 66, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc., since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

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

Louis Libin, age 53, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 61, has been a Director of the Company since September 2003. He is the Executive Vice President of Ionian Management Inc., a Petroleum Shipping, Trading and Distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 55, has been a Director of the Company since 2003. He currently is a Senior Director and heads the Advanced Advertising Group for Viamedia, a Cable Television Advertising Representation company that represents many cable providers including Verizon FiOS and RCN. Previously, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 39, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually as the Chief Financial Officer and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2011 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2011, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers whose total compensation was over $100,000 during the years ended December 31, 2011, and 2010.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Total
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary	2011	$ 342,708	$-	$-	$ 342,708
	2010	330,208	12,869	130,000	473,077
Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary	2011	$ 160,191	$-	$-	$ 160,191
	2010	162,535	15,000	20,000	197,535

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

Outstanding Equity Awards at December 31, 2011

The following table provides information concerning outstanding unexercised options as of December 31, 2011 for each named executive officer. None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2011.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	250,000	—	$0.69	1-31-2012
	400,000	—	$0.13	6-14-2014
	250,000	—	$0.10	8-04-2014
	250,000	—	$0.04	8-04-2015
	600,000	—	$0.05	8-10-2015
	1,000,000	—	$0.12	11-02-2016
	1,000,000	—	$0.12	11-16-2016
	1,000,000	—	$0.11	9-12-2017
	2,000,000	—	$0.04	8-8-2018
	666,000	334,000 (1)	$0.04	8-8-2018
	666,000	334,000 (1)	$0.11	7-24-2019
	333,000	667,000 (3)	$0.13	8-01-2020

Corisa L. Guiffre	25,000	—	$0.69	1-31-2012
	250,000	—	$0.05	8-10-2015
	400,000	—	$0.12	11-16-2016
	350,000	—	$0.11	9-12-2017
	500,000	—	$0.04	8-8-2018
	133,200	66,800 (2)	$0.11	7-24-2019
	83,250	166,750 (4)	$0.08	9-22-2020

____________________________________

(1)

The remaining unexercisable options vest on August 1, 2012.

(2)

The remaining unexercisable options vest on July 24, 2012.

(3)

The stock options vest 33.3% from and after August 1, 2011, 33.3% from and after August 1, 2012 and 33.4% from and after August 1, 2013.

(4)

The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was September 22, 2010.

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea. The effective date of the employment agreement is August 1, 2010 and expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company's cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At December 31, 2011, the future minimum cash commitments under this agreement was in the aggregate $204,167.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2011 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards	Total

Gary A Jones	$10,250	$—	$10,250
Louis Libin	10,250	—	10,250
Joseph J. Migliozzi	13,250	—	13,250
Jonathan D. Spaet	10,250	—	10,250

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2011. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$7,000
Fee per Board Meeting (Regular or Special)	$500
Fee per Committee Meeting	$250
Fee for Annual Board Meeting	$500 if attending in person
Additional Annual Retainer for the Chairperson of the Audit Committee	$3,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 20, 2012, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)	Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)

Douglas J. Andrea	261,014(2)	8,415,000	12.0%
Corisa L. Guiffre	2,750	1,741,450	2.7%
Gary A. Jones	439,472	243,031	1.1%
Louis Libin	352,149	223,182	*
Joseph J. Migliozzi	636,261	525,077	1.8%
Jonathan D. Spaet	29,261	268,031	*
Current directors and executive officers as a group (6 persons)	1,720,907	11,415,771	17.5%

____________________________________

*Less than 1%

(1)

Percentages with respect to each person or group of persons have been calculated on the basis of 63,721,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 20, 2012, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)

Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 20, 2012, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)		Percent of Common Stock and Common Stock Equivalents Outstanding (2)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	—		5,722,159	(3)	8.2%

Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000	(4)	—		8.5%

____________________________________

(1)

The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.

(2)

Percentages with respect to each person or group of persons have been calculated on the basis of 63,721,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)

Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 20, 2012. Based on Company records as of March 20, 2012, Alpha Capital has 3,585,731 common stock equivalents from Series C Preferred Stock, Series D Preferred Stock. See footnote (1) above, for limitations on the conversion of such commons stock equivalents.

(4)

Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2011, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,760,321	$0.10	4,269,436
Equity compensation plans not approved by security holders	—	—	—
Total	17,760,321	$0.10	4,269,436

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2011 and 2010 by Marcum LLP:

	2011	2010
Audit Fees	$127,000	$122,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

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

During the year ended December 31, 2011, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS

(a)(1)	Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets—at December 31, 2011 and 2010

•

Consolidated Statements of Operations—Years Ended December 31, 2011 and 2010

•

Consolidated Statements of Shareholders’ Equity —Years Ended December 31, 2011 and 2010

•

Consolidated Statements of Cash Flows—Years ended December 31, 2011 and 2010

•

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)
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

10.9	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s From 10-K filed on March 16, 2010)
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
101.0**

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL:

(i)

the Consolidated Balance Sheets;

(ii)

the Consolidated Statements of Operations

(iii)

the Consolidated Statements of Shareholders’ Equity

(iv)

the Consolidated Statements of Cash Flows; and

(v)

the Notes to the Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement ** Furnished, not filed

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and Subsidiaries, as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 23, 2012

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$2,193,377	$2,220,994
Accounts receivable, net of allowance for doubtful accounts of $18,580 and $11,442, respectively	562,763	505,132
Inventories, net	702,177	773,674
Short term customer deposit	—	79,632
Deferred income taxes, net	22,801	23,000
Prepaid expenses and other current assets	108,236	123,767
Total current assets	3,589,354	3,726,199

Property and equipment, net	307,440	249,027
Intangible assets, net	1,195,886	1,648,863
Deferred income taxes, net	131,820	150,700
Other assets, net	12,864	12,864
Total assets	$5,237,364	$5,787,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$267,353	$303,198
Current portion of long-term debt	—	26,268
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	—	109,632
Other current liabilities	167,594	173,872
Total current liabilities	508,868	686,891

Long term debt, net of current portion	—	13,405

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,462,595	77,305,587
Accumulated deficit	(73,380,382)	(72,864,513)

Total shareholders’ equity	4,728,496	5,087,357

Total liabilities and shareholders’ equity	$5,237,364	$5,787,653

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010
Revenues
Net product revenues	$2,832,340	$3,326,247
License revenues	1,332,312	1,589,266
Net Revenues	4,164,652	4,915,513

Cost of revenues	1,564,156	1,810,011

Gross margin	2,600,496	3,105,502

Research and development expenses	762,878	731,297

General, administrative and selling expenses	2,342,140	2,487,620

Loss from operations	(504,522)	(113,415)

Interest income, net	7,904	5,382

Loss before provision (benefit) for income taxes	(496,618)	(108,033)

Provision (benefit) for income taxes, net	19,251	(30,514)

Net loss	$(515,869)	$(77,519)

Basic and diluted weighted average shares	63,721,035	63,622,262

Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2010	48.231432	$1	907,144	$9,072	63,538,029	$635,380	$77,096,177	$(72,786,994)	$4,953,636

Conversion of Series C Convertible Preferred Stock	(4.000000)	—	—	—	183,006	1,830	4,855	—	6,685

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	204,555	—	204,555

Net loss	—	—	—	—	—	—	—	(77,519)	(77,519)

Balance, December 31, 2010	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,305,587	$(72,864,513)	$5,087,357

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	157,008	—	157,008

Net loss	—	—	—	—	—	—	—	(515,869)	(515,869)

Balance, December 31, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,462,595	$(73,380,382)	$4,728,496

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2011	2010
Net loss	$(515,869)	$(77,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	546,183	544,217
Stock based compensation expense	157,008	204,555
Bad debt expense	7,138	5,180
Inventory reserve	(22,654)	25,243
Deferred income taxes	19,079	(30,570)
Change in:
Accounts receivable	(64,769)	4,015
Inventories	94,151	43,511
Short term customer deposit	79,632	13,536
Prepaid expenses and other current assets	15,531	(30,215)
Trade accounts payable	(35,845)	(88,930)
Short-term deferred revenue	(109,632)	(13,536)
Other current liabilities	(6,278)	17,369
Net cash provided by operating activities	163,675	616,856

Cash flows from investing activities:
Purchases of property and equipment	(125,527)	(99,808)
Purchases of patents and trademarks	(26,092)	(19,818)
Net cash used in investing activities	(151,619)	(119,626)

Cash flows from financing activities:
Principal repayments of long term debt	(39,673)	(81,327)
Net cash used in financing activities	(39,673)	(81,327)

Net (decrease) increase in cash	(27,617)	415,903

Cash, beginning of year	2,220,994	1,805,091
Cash, end of year	$2,193,377	$2,220,994

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$—	$6,685
Cash paid for:
Income Taxes	$5,216	$2,656
Interest	$1,865	$7,015

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Total potentially dilutive common shares as of:	December 31, 2011	December 31, 2010

Options to purchase common stock (Note 13)	17,760,321	17,940,821
Series C Convertible Preferred Stock and related accrued dividends (Note 7)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 8)	3,628,576	3,628,576

Total potentially dilutive common shares	23,412,555	23,593,055

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2011 and 2010, the Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2011, the Company’s cash is held at three financial institutions.

Concentration of Credit Risk

Revenues were significant to one customer and its affiliates, accounting for approximately 26% and 25% of the total net revenues for the year ended December 31, 2011 and 2010, respectively, and accounted for 61% and 53% of total accounts receivable at December 31, 2011 and 2010, respectively.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	December 31,
	2011	2010

Supplier A	72%	75%
Supplier B	14%	*
Supplier C	*	20%

_________________

* Amounts are less than 10%

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

At December 31, 2011 and December 31, 2010, Supplier A accounted for approximately $171,000 or 64% and $170,000 or 56%, of accounts payable, respectively.

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2011 and 2010.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, and after considering changes in previously existing positive and negative evidence, the Company reduced its valuation allowance to recognize a deferred tax asset of approximately $174,000 for the year ended December 31, 2010. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal t return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2008 through 2011. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

Stock-Based Compensation

At December 31, 2011, Andrea had two stock-based employee compensation plans, which are described more fully in Note 13. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

Shipping and Handling Costs

Andrea incurs shipping and handling costs in its operations. These costs are included in "Cost of revenues" in the consolidated statements of operations. $80,919 and $83,313 were billed to customers and are included in net revenues for the years ended December 31, 2011 and 2010, respectively.

Advertising Expenses

In accordance with ASC 720 all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2011 and 2010 were $127,371 and $62,766, respectively and are included in general, administrative and selling expenses.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2011 and 2010, the carrying value of all financial instruments approximated fair value.

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

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,
	2011	2010
Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	658,067	631,975
	9,225,515	9,199,423
Less: accumulated amortization	(8,029,629)	(7,550,560)
	$1,195,886	$1,648,863

The changes in the carrying amount of intangible assets during the years ended December 31, 2011 and 2010 were as follows:

	Core Technology	Trademarks and Patents	Totals
Balance as of January 1, 2010	$1,765,684	$340,823	$2,106,507
Additions during the period	—	19,818	19,818
Amortization	(441,421)	(36,041)	(477,462)
Balance as of December 31, 2010	$1,324,263	$324,600	$1,648,863
Additions during the period	—	26,092	26,092
Amortization	(441,421)	(37,648)	(479,069)
Balance as of December 31, 2011	$882,842	$313,044	$1,195,886

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

flows. This new cost basis will be net of any recorded impairment. At December 31, 2011 and 2010, Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

Amortization expense was $479,069 and $477,462 for the years ended December 31, 2011 and 2010, respectively. Amortization of core technology is expected to be approximately $441,421 per year for the next two years. Trademarks and patents are amortized on a straight-line basis over 17 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $479,908, $479,908, $38,487, $38,487 and $38,487 per year, respectively.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2011	2010
Raw materials	$19,044	$36,821
Finished goods	1,338,730	1,415,104
	1,357,774	1,451,925
Less: reserve for obsolescence	(655,597)	(678,251)
	$702,177	$773,674

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2011	2010
Leasehold Improvements	$20,501	$13,423
Information Technology Equipment	302,390	363,151
Furniture and fixtures	108,878	108,878
Tools, molds and testing equipment	215,806	339,113
	647,575	824,565
Less: accumulated depreciation and amortization	(340,135)	(575,538)
	$307,440	$249,027

Depreciation and amortization of property and equipment was $67,114 and $66,755 for the years ended December 31, 2011 and 2010, respectively.

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2011	2010
Accrued payroll and related expenses	$89,003	$94,133
Accrued professional and other service fees	78,591	77,996
Accrued other	—	1,743
	$167,594	$173,872

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

As of December 31, 2011, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Preferred Stock is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment. This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that may be considered grace periods as defined by the Registration Rights Agreement).

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

As of December 31, 2011, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

9. LICENSING AGREEMENTS

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components. These agreements provide for revenues based on the terms of each individual agreement. The Company's two largest licensing customers accounted for $187,208 and $1,092,446 of revenues in 2011 and $250,790 and $1,248,554 of revenues in 2010.

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2010 and during the years ended December 31, 2011 and 2010.

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

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2008 through 2011. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2011. For the years ended December 31, 2010, the Company determined that, more likely than not, a portion of its previously reserved deferred tax assets would be realized and, accordingly, reduced the valuation allowance. The reduction in the valuation allowance is included in the income tax benefit, net, in the accompanying consolidated statement of operations for 2010. The determination that the net deferred tax asset of $154,621 at December 31, 2011 is realizable is based on the Company's expectations of taxable future earnings. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The components of loss before income taxes are as follows:

	For the Years Ended December 31,
	2011	2010

Domestic	$(498,021)	$(109,231)
Foreign	1,403	1,198

Loss before income taxes	$(496,618)	$(108,033)

The provision (benefit) for income tax consists of the following:

	For the Years Ended December 31,
	2011	2010
Current:
Federal	$—	$—
Foreign	172	56
State and Local	—	—
Total Current	172	56

Deferred
Federal	16,564	195,300
Foreign	—	—
State and Local	2,436	28,700
Adjustment to valuation allowance related to net deferred tax assets	79	(254,570)
Total Deferred	19,079	(30,570)

Provision (benefit) for income taxes	$19,251	$(30,514)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before benefit for income taxes is as follows:

	For the Years Ended December 31,
	2011	2010

Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(5)%	(5)%
Core technology amortization	30%	139%
Stock Option Expense Related to Incentive Stock Options	10%	44%
Change in valuation allowance for net deferred tax assets	3%	(172)%
	4%	(28)%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2011	2010
Deferred tax assets:
Accrued expenses	$37,000	$39,000
Allowance for doubtful accounts	7,000	4,000
Reserve for obsolescence	256,000	265,000
Expense associated with non-qualified stock options	85,000	78,000
Deferred Revenue	—	43,000
Foreign tax credit	100,000	99,000
General business credit	436,000	426,000
NOL carryforward	7,258,000	7,244,000
	8,179,000	8,198,000
Less: valuation allowance	(8,024,379)	(8,024,300)
Deferred tax asset, net	$154,621	$173,700

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2011	2010

Beginning Balance	$8,024,300	$8,278,870
Change in Allowance	79	(254,570)
Ending Balance	$8,024,379	$8,024,300

As of December 31, 2011, Andrea had net operating loss and credit carryforwards of approximately $18.6 million (net amount after potential Section 382 limitations) expiring in varying amounts beginning in 2011 through 2028. Andrea has foreign tax credits of approximately $100,000 expiring in varying amounts beginning 2016 through 2020 and General Business Credits of approximately $1.1 million expiring in varying amounts beginning in 2011 through 2031. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

11. LONG TERM DEBT

Long-term debt consists of the following:

	For the Year Ended December 31,
	2011	2010

Long-term debt	$—	$39,673

Less: Current Maturities of Long-Term Debt	—	26,268

Long-Term Debt, net of Current Maturities	$—	$13,405

HSBC unsecured bank loan, dated December 9, 2009, due in 60 monthly installments of $2,362 including principal and interest at 6.4%. The loan was paid off during 2011.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

12. COMMITMENTS AND CONTINGENCIES

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was approximately $91,308 and $90,914 for the year ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2012	109,742
2013	112,562
2014	112,575
2015	37,749
Total	$372,628

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea. The effective date of the employment agreement is August 1, 2010 and expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea received an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company's cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At December 31, 2011, the future minimum cash commitments under this agreement aggregate $204,167.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2011, there were 4,269,436 shares available for further issuance under the 2006 Plan.

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

There were no stock options granted during 2011. The fair values of the stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2010:

December 31, 2010

Expected life in years (based on simplified method)	6
Risk-free interest rates	1.84%
Volatility (based on historical volatility)	168.2%
Dividend yield	0%

Option activity during 2011 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2011	17,940,821	$0.10	$0.10	6.80 years	12,701,641	$0.11	$0.10	6.03 years
Cancelled	(169,153)	$0.81	$0.66
Forfeited	(11,347)	$0.06	$0.06
At December 31, 2011	17,760,321	$0.10	$0.09	5.83 years	15,489,553	$0.10	$0.09	5.50 years

During the year ended December 31, 2011, 2,957,065 options vested with a weighted average exercise price of $0.07 and a weighted average fair value of $0.07 per option. Based on the December 31, 2011, fair market value of the Company’s common stock of $0.06 per share, the aggregate intrinsic value of the 17,760,321 options outstanding and 15,489,553 shares exercisable is $124,300 and $117,620, respectively. During the year ended December 31, 2010, 2,054,000 shares were granted with a weighted average exercise price of $0.10 and a weighted average fair value of $0.10 per option.

Total compensation expense recognized related to stock option awards was $157,008 and $204,555 for the year ended December 31, 2011 and 2010, respectively. In the accompanying consolidated statement of operations for the year ending December 31, 2011, $126,305 of expense is included in general, administrative and selling expenses, $21,285 is included in research and development expenses and $9,418 is included in cost of revenues. In the accompanying consolidated statement of operations for the year ending December 31, 2010, $157,348 of expense is included in general, administrative and selling expenses, $31,611 is included in research and development expenses and $15,596 is included in cost of revenues.

As of December 31, 2011, there was $73,727 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next 2 years ($59,041 in 2012 and $14,686 in 2013).

14. SEGMENT INFORMATION

Andrea follows the provisions of ASC 280, “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2011 and 2010:

2011 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti-Noise Products	Total 2011
Net revenues from external customers	$608,700	$2,223,640	$2,832,340
License revenues	1,332,312	—	1,332,312
Income (loss) from operations	146,069	(650,591)	(504,522)
Depreciation and amortization	478,819	67,364	546,183
Purchases of property and equipment	19,761	105,766	125,527
Purchases of patents and trademarks	16,175	9,917	26,092
Assets	3,114,849	2,122,515	5,237,364
Total long lived assets	1,150,426	352,900	1,503,326

2010 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti-Noise Products	Total 2010
Net revenues from external customers	$827,853	$2,498,394	$3,326,247
License revenues	1,589,266	—	1,589,266
Income (loss) from operations	483,413	(596,828)	(113,415)
Depreciation and amortization	470,075	74,142	544,217
Purchases of property and equipment	34,096	65,712	99,808
Purchases of patents and trademarks	12,367	7,451	19,818
Assets	3,635,905	2,151,748	5,787,653
Total long lived assets	1,599,741	311,013	1,910,754

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2011 and 2010, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2011	2010
Net Revenues:
United States	$3,484,170	$4,191,623
Foreign(1)	680,482	723,890
	$4,164,652	$4,915,513
Accounts receivable:
United States	$499,679	$427,552
Foreign	63,084	77,580
	$562,763	$505,132

____________________________________

(1)

Net revenues to any one foreign country did not exceed 10% of total net revenues for year ended December 31, 2011 and 2010.

$89,582 of our property and equipment, net represents product tools and molds. These tools and molds are located in Asia at the manufacturing facility, which produces the respective product. All of our remaining property and equipment, net is located at our facility in Bohemia, New York.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 23, 2012
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 23, 2012
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 23, 2012
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 23, 2012
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 23, 2012
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 23, 2012
Jonathan D. Spaet