Form 10-Q
period 2012-03-31
ANDREA ELECTRONICS CORP
filed 2012-05-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-4324

--------

ANDREA ELECTRONICS CORPORATION

---------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

New York -----------------------------------------------------------	11-0482020 -------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

65 Orville Drive, Bohemia, New York -----------------------------------------------------------	11716 ----------------------
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number (including area code):	631-719-1800 -------------------------------------------------

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2012, there were 63,721,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash	$2,004,463	$2,193,377
Accounts receivable, net of allowance for doubtful accounts of $18,580	411,957	562,763
Inventories, net	578,159	702,177
Deferred income taxes, net	22,801	22,801
Prepaid expenses and other current assets	178,458	108,236
Total current assets	3,195,838	3,589,354

Property and equipment, net	286,502	307,440
Intangible assets, net	1,076,908	1,195,886
Deferred income taxes, net	131,820	131,820
Other assets, net	12,864	12,864
Total assets	$4,703,932	$5,237,364

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$112,193	$267,353
Accrued Series C Preferred Stock Dividends	73,921	73,921
Other current liabilities	127,153	167,594
Total current liabilities	313,267	508,868

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,482,911	77,462,595
Accumulated deficit	(73,738,529)	(73,380,382)

Total shareholders’ equity	4,390,665	4,728,496

Total liabilities and shareholders’ equity	$4,703,932	$5,237,364

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Revenues
Net Product revenues	$547,249	$602,206
License revenues	217,832	396,807
Revenues	765,081	999,013

Cost of revenues	320,736	333,167

Gross margin	444,345	665,846

Research and development expenses	188,042	208,312

General, administrative and selling expenses	616,671	591,522

Loss from operations	(360,368)	(133,988)

Interest income, net	2,221	1,701

Loss before provision for income taxes	(358,147)	(132,287)

Provision for income taxes	-	5,336

Net loss	$(358,147)	$(137,623)

Basic and diluted weighted average shares	63,721,035	63,721,035

Basic and diluted net loss per share	$(0.01)	$(0.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2012	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,462,595	$(73,380,382)	$4,728,496

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	20,316	-	20,316

Net loss	-	-	-	-	-	-	-	(358,147)	(358,147)

Balance, March 31, 2012	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,482,911	$(73,738,529)	$4,390,665

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(358,147)	$(137,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,929	132,837
Stock based compensation expense	20,316	51,788
Bad debt expense	-	693
Inventory reserve	(53)	(11,836)
Deferred income taxes	-	5,291
Change in:
Accounts receivable	150,806	(133,172)
Inventories	124,071	97,655
Prepaid expenses and other current assets	(70,222)	(3,586)
Trade accounts payable	(155,160)	(164,580)
Other current liabilities	(40,441)	(53,784)
Net cash used in operating activities	(187,901)	(216,317)

Cash flows from investing activities:
Purchases of property and equipment	-	(9,780)
Purchases of patents and trademarks	(1,013)	(10,022)
Net cash used in investing activities	(1,013)	(19,802)

Cash flows from financing activities:
Principal repayments of long term debt	-	(6,194)
Net cash used in financing activities	-	(6,194)

Net decrease in cash	(188,914)	(242,313)

Cash, beginning of year	2,193,377	2,220,994
Cash, end of period	$2,004,463	$1,978,681

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$3,430	$4,510
Interest	$-	$891

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2011 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2011 audited consolidated financial statements.

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

Total potential common shares as of:	March 31, 2012	March 31, 2011

Options to purchase common stock (Note 7)	17,382,821	17,874,474
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 4)	3,628,576	3,628,576

Total potential common shares	23,035,055	23,526,708

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the periods ended March 31, 2012 and December 31, 2011, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At March 31, 2012, the Company’s cash was held at three financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Customer A	26%	30%
Customer B	10%	*

_________________

* Amounts are less than 10%

As of March 31, 2012, Customer A and Customer B accounted for approximately 49% and 10% of accounts receivable, respectively. As of December 31, 2011, Customer A and Customer B accounted for approximately 61% and 5% of accounts receivable, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Supplier A	42%	69%
Supplier B	*	21%
Supplier C	19%	*
Supplier D	16%	*

At March 31, 2012 and December 31, 2011, Supplier A accounted for approximately 7% and 64% of accounts payable, respectively.

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

	March 31,	December 31,
	2012	2011
Raw materials	$39,773	$19,044
Finished goods	1,193,930	1,338,730
	1,233,703	1,357,774
Less: reserve for obsolescence	(655,544)	(655,597)
	$578,159	$702,177

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three month periods ended March 31, 2012 and 2011.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Stock-Based Compensation -At March 31, 2012, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

As of March 31, 2012, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of March 31, 2012, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.             Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components. These agreements provide for revenues based on the terms of each individual agreement. The Company's two largest licensing customers accounted for $201,415 and $14,526 of revenues for the three months ended March 31, 2012 and $298,008 and $53,835 of revenues for the three months ended March 31, 2011.

Note 6.             Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was approximately $23,038 and $22,367 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2012 (April 1 – December 31)	$82,767
2013	112,562
2014	112,575
2015	37,749
Total	$345,653

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea. The effective date of the employment agreement is August 1, 2010 and expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea received an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea will receive an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company's cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At March 31, 2012, the future minimum cash commitments under this agreement aggregate $116,667.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.             Stock Plans and Stock Based Compensation

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorized the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards could take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards could be granted to key employees, officers, directors and consultants. No further awards will be granted under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At March 31, 2012, there were 4,269,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three months ended March 31, 2012 and 2011.

Option activity during 2012 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2012	17,760,321	$0.10	$0.09	5.83 years	15,489,553	$0.10	$0.09	5.50 years
Expired	(377,500)	$0.68	$0.64

At March 31, 2012	17,382,821	$0.08	$0.08	5.71 years	15,157,977	$0.08	$0.08	5.40 years

During the three months ended March 31, 2012, 45,924 options vested with a weighted average exercise price and a weighted average fair value of $0.08 per option. Based on the March 31, 2012 fair market value of the Company’s common stock of $0.06, the aggregate intrinsic value for the 17,382,821 options outstanding and 15,157,977 shares exercisable is $124,300 and $117,620, respectively.

Total compensation expense recognized related to stock option awards was $20,316 and $51,788 for the three months ended March 31, 2012 and 2011, respectively. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012, $16,554 of expense is included in general, administrative and selling expenses, $2,607 is included in research and development expenses and $1,155 is included in cost of revenues. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011, $42,044 of expense is included in general, administrative and selling expenses, $6,966 is included in research and development expenses and $2,778 is included in cost of revenues.

As of March 31, 2012, there was $73,263 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next two years ($59,041 in 2012 and $14,222 in 2013).

Note 8.             Segment Information

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2012 and 2011.

2012 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Three Month Segment Data

Net revenues from external customers	$120,167	$427,082	$547,249
License Revenues	217,832	-	217,832
Loss from operations	(106,514)	(253,854)	(360,368)
Depreciation and amortization	119,997	20,932	140,929
Purchases of patents and trademarks	766	247	1,013
Assets	2,715,542	1,988,390	4,703,932
Property and equipment and intangibles	1,031,195	332,215	1,363,410

2011 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti-Noise Products	2011 Three Month Segment Data

Net revenues from external customers	$77,786	$524,420	$602,206
License Revenues	396,807	-	396,807
Income (loss) from operations	63,625	(197,613)	(133,988)
Depreciation and amortization	119,133	13,704	132,837
Purchases of property and equipment	6,631	3,149	9,780
Purchases of patents and trademarks	9,969	53	10,022

December 31, 2011 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti-Noise Products	2011 Year End Segment Data

Assets	$3,114,849	$2,122,515	$5,237,364
Property and equipment and intangibles	1,150,426	352,900	1,503,326

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2012 and 2011, and as of each respective period-end, net revenues and accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2012	March 31, 2011

Net revenues:
United States	$621,490	$833,214
Foreign(1)	143,591	165,799
	$765,081	$999,013

(1)           Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended March 31, 2012 and March 31, 2011.

As of March 31, 2012 and December 31, 2011, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2012	December 31, 2011

Accounts receivable:
United States	$353,815	$499,679
Foreign(1)	58,142	63,084
	$411,957	$562,763

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2011. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2011.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

– fluctuations in the computer and communications hardware and software marketplace; and

– general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended March 31, 2012 were $765,081 compared to $999,013 for the three months ended March 31, 2011. Net loss for the three months ended March 31, 2012 was $358,147, or $0.01 per share on a basic and diluted basis, and $137,623, or $0.00 per share on a basic and diluted basis for the three months ended March 31, 2011. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of May 10, 2012. The number of shares outstanding does not include an aggregate of 27,304,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,382,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,269,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results Of Operations

Three Months ended March 31, 2012 compared to Three Months ended March 31, 2011

Net Revenues

	For the Three Months Ended March 31,		%
	2012	2011	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$7,979	$68,273	(88	) (a)
All other Andrea Anti-Noise net product revenues	419,103	456,147	(8	) (b)
Total Andrea Anti-Noise Products net Product revenues	$427,082	$524,420	(19)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	39,140	14,789	165	(c)
All other Andrea DSP Microphone and Audio product revenues	81,027	62,997	29	(d)
License revenues	217,832	396,807	(45	) (e)
Total Andrea DSP Microphone and Audio Software Products revenues	337,999	474,593	(29)

Total Revenues	$765,081	$999,013	(23)

(a)	This decrease of approximately $60,000 represents decreased product sales to our educational customers for use with their distance learning products as compared to the three months ended March 31, 2011. We believe that this decrease in product sales relates to the timing of the customers purchases.
(b)	The decrease of approximately $37,000 in all other Andrea Anti-noise product revenues is related to decreased demand from corporate distance learning customers when compared to the same period in 2011.
(c)	The approximate $24,000 increase in sales of automotive array microphone products is primarily the result of increased product sales to integrators of public safety vehicle solutions.
(d)	The approximate $18,000 increase in all other Andrea DSP Microphone and Audio product revenues is related to timing of shipments to some of our OEM customers.
(e)	The $179,000 decrease in license revenues is a result of decreased royalties reported for the three months ended March 31, 2012 as compared to the same period last year. We believe this decrease is related to timing of revenues reported for PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended March 31, 2012 increased to 42% from 33% for the three months ended March 31, 2011. The cost of revenues as a percentage of net revenues for the three months ended March 31, 2012 for Andrea Anti-Noise Products was 61% compared to 59% for the three months ended March 31, 2011. The cost of revenues as a percentage of net revenues for the three months ended March 31, 2012 for the Andrea DSP Microphone and Audio Software Products was 18% compared to 5% for the three months ended March 31, 2011. The increase in cost of revenues as a percentage of sales for the Andrea Anti-Noise Products for the three months ended March 31, 2012 was a result of a decrease in revenues in this segment and therefore decreased revenue to apply to our fixed cost of revenues. The increase in cost of revenues as a percentage of sales for Andrea DSP Microphone and Audio Software Products for the three months ended March 31, 2012 was a result of the decreased licensing revenues offset in part by increased OEM revenues.

Research and Development

Research and development expenses for the three months ended March 31, 2012 decreased 10% to $188,042 from $208,312 for the three months ended March 31, 2011. For the three months ended March 31, 2012, the decrease in research and development expenses reflects an 11% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $108,631, or 58% of total research and development expenses, and an 8% decrease in our Andrea Anti-Noise Headset Product efforts to $79,411, or 42% of total research and development expenses. These decreases are related to decreased stock based compensation expense and decreased legal and professional fees. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 4% to $616,671 for the three months ended March 31, 2012 from $591,522 for the three months ended March 31, 2011. For the three months ended March 31, 2012, the increase reflects a 3% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $275,580, or 45% of total general, administrative and selling expenses and a 5% increase in our Andrea Anti-Noise Headset Product efforts to $341,091, or 55% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the three months ended March 31, 2012 was $2,221 compared to $1,701 for the three months ended March 31, 2011.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2012, compared to a provision for income taxes of $5,336 for the three months ended March 31, 2011.

Net loss

Net loss for the three months ended March 31, 2012 was $358,147 compared to net loss of $137,623 for the three months ended March 31, 2011. The net loss for the three months ended March 31, 2012 and March 31, 2011 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are and are expected to continue to be cash flows from operations. At March 31, 2012, we had cash of $2,004,463 compared with $2,193,377 at December 31, 2011. The decrease in our cash balance at March 31, 2012 was primarily a result of our cash used in operations.

Our working capital balance at March 31, 2012 was $2,882,571 compared to working capital of $3,080,486 at December 31, 2011. The decrease in working capital reflects a decrease in total current assets of $393,516 and a decrease in total current liabilities of $195,601. The decrease in total current assets reflects a decrease in cash of $188,914, a decrease in accounts receivable of $150,806, a decrease in inventory of $124,018, and an increase in prepaid expenses of $70,222. The decrease in total current liabilities reflects a decrease in trade accounts payable of $155,160, and a decrease of $40,441 in other current liabilities.

The decrease in cash of $188,914 reflects $187,901 of net cash used in operating activities, and $1,013 of net cash used in investing activities.

The cash used in operating activities of $187,901, excluding non-cash charges for the three months ended March 31, 2012, was attributable to a $150,806 decrease in accounts receivable, a $124,071 decrease in inventories, a $70,222 increase in prepaid expenses and other current assets, a $155,160 decrease in trade accounts payable, and a $40,441 decrease in other current liabilities. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $1,013 reflects an increase in patents and trademarks of $1,013. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to improve our cash flows in 2012 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of May 10, 2012, Andrea has approximately $2,100,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least March 2013. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)       Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

Exhibit 101.0* The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

    *   Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: May 14, 2012
/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 14, 2012
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 14, 2012
Corisa L. Guiffre	Assistant Corporate Secretary