Form 10-Q
period 2012-06-30
ANDREA ELECTRONICS CORP
filed 2012-08-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2012, there were 63,721,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$1,927,460	$2,193,377
Accounts receivable, net of allowance for doubtful accounts of $18,575 and $18,580, respectively	546,460	562,763
Inventories, net	614,467	702,177
Deferred income taxes, net	-	22,801
Prepaid expenses and other current assets	103,967	108,236
Total current assets	3,192,354	3,589,354

Property and equipment, net	292,394	307,440
Intangible assets, net	978,679	1,195,886
Deferred income taxes, net	154,621	131,820
Other assets, net	12,864	12,864
Total assets	$4,630,912	$5,237,364

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$235,147	$267,353
Accrued Series C Preferred Stock Dividends	73,921	73,921
Other current liabilities	168,433	167,594
Total current liabilities	477,501	508,868

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,503,227	77,462,595
Accumulated deficit	(73,996,099)	(73,380,382)

Total shareholders’ equity	4,153,411	4,728,496

Total liabilities and shareholders’ equity	$4,630,912	$5,237,364

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Net product revenues	$677,963	$573,464	$1,225,212	$1,175,670
License revenues	206,525	302,899	424,357	699,706
Revenues	884,488	876,363	1,649,569	1,875,376

Cost of revenues	393,132	298,641	713,868	631,808

Gross margin	491,356	577,722	935,701	1,243,568

Research and development expenses	197,007	186,816	385,049	395,128

General, administrative and selling expenses	554,021	557,152	1,170,692	1,148,674

Loss from operations	(259,672)	(166,246)	(620,040)	(300,234)

Interest income, net	2,118	1,988	4,339	3,689

Loss before provision for income taxes	(257,554)	(164,258)	(615,701)	(296,545)

Provision for income taxes	16	11,625	16	16,961

Net loss	$(257,570)	$(175,883)	$(615,717)	$(313,506)

Basic weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035

Diluted weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035

Basic and diluted net loss per share	$(.00)	$(.00)	$(.01)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2012	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,462,595	$(73,380,382)	$4,728,496

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	40,632	-	40,632

Net loss	-	-	-	-	-	-	-	(615,717)	(615,717)

Balance, June 30, 2012	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,503,227	$(73,996,099)	$4,153,411

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(615,717)	$(313,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,013	266,535
Stock based compensation	40,632	102,839
Provision for doubtful accounts	-	2,740
Deferred income taxes	-	16,789
Change in:
Accounts receivable	16,303	(78,668)
Inventories	87,710	144,719
Prepaid expenses and other current assets	4,269	15,445
Trade accounts payable	(32,206)	(146,875)
Short-term deferred revenue	-	(109,632)
Other current liabilities	839	(14,731)
Net cash used in operating activities	(213,157)	(114,345)

Cash flows from investing activities:
Purchases of property and equipment	(29,709)	(27,470)
Purchases of patents and trademarks	(23,051)	(11,411)
Net cash used in investing activities	(52,760)	(38,881)

Cash flows from financing activities:
Principal repayments of long term debt	-	(17,779)
Net cash used in financing activities	-	(17,779)

Net decrease in cash	(265,917)	(171,005)

Cash, beginning of year	2,193,377	2,220,994
Cash, end of period	$1,927,460	$2,049,989

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$3,447	$4,637
Interest	$-	$1,392

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2011 audited consolidated financial statements.

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

	For the Three and Six Months Ended
	June 30, 2012	June 30, 2011
Total potential common shares as of:
Options to purchase common stock (Note 7)	17,382,821	17,760,321
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,023,658	2,023,658
Series D Convertible Preferred Stock and related warrants (Note 4)	3,628,576	3,628,576

Total potential common shares	23,035,055	23,412,555

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the periods ended June 30, 2012 and December 31, 2011, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At June 30, 2012 and December 31, 2011, the Company’s cash is held at three financial institutions.

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Customer A	21%	28%	23%	29%
Customer B	15%	*	*	*
Customer C	10%	*	*	*

_________________

* Amounts are less than 10%

Customers A, B and C accounted for approximately 34%, 24%, and 16%, respectively of total accounts receivable at June 30, 2012. Customer A and Customer C accounted for approximately 61% and 8%, respectively, of total accounts receivable at December 31, 2011.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Supplier A	41%	87%	41%	75%
Supplier B	39%	*	30%	15%
Supplier C	22%	*	13%	*
Supplier D	*	12%	*	*

_________________

* Amounts are less than 10%

At June 30, 2012 and December 31, 2011, Supplier A accounted for approximately 54% and 64% of accounts payable, respectively.

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

	June 30,	December 31,
	2012	2011
Raw materials	$39,703	$19,044
Finished goods	1,221,342	1,338,730
	1,261,045	1,357,774
Less: reserve for obsolescence	(646,578)	(655,597)
	$614,467	$702,177

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three and six month periods ended June 30, 2012 and 2011.

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

Stock-Based Compensation -At June 30, 2012, Andrea had two stock-based employee compensation plans, which are described more fully in Note 8. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Use of Estimates -The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, except as noted in Note 6, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

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

As of June 30, 2012, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2012, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5.             Licensing Agreements

The Company has entered into various licensing, production and distribution agreements with manufacturers of PC and related components. These agreements provide for revenues based on the terms of each individual agreement. The Company's two largest licensing customers accounted for $183,169 and $21,651 of license revenues for the three months ended June 30, 2012 and $243,431 and $56,323 of license revenues for the three months ended June 30, 2011. The Company's two largest licensing customers accounted for $384,584 and $36,177 of license revenues for the six months ended June 30, 2012 and $541,439 and $110,158 of license revenues for the six months ended June 30, 2011.

Note 6.             Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was $23,498 and $46,536 for the three and six-month periods ended June 30, 2012, respectively. Rent expense under this operating lease was $22,865 and $45,232 for the three and six-month periods ended June 30, 2011, respectively.

As of June 30, 2012, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2012 (July 1 – December 31)	$55,332
2013	112,562
2014	112,575
2015	37,749
Total	$318,218

Employment Agreements

In July 2010, the Company entered into an employment agreement with the President, Chief Executive Officer and Chairman of the Board, Douglas J Andrea. The effective date of the employment agreement is August 1, 2010 and expires July 31, 2012 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea received an annual base salary of $337,500 for the period of August 1, 2010 through July 31, 2011 and for the period of August 1, 2011 through July 31, 2012 Mr. Andrea received an annual base salary of $350,000. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. All bonuses shall be payable as soon as the Company's cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. On August 1, 2010, the Board granted Mr. Andrea 1,000,000 stock options with an aggregate fair value of $130,000 (fair value was estimated using the Black-Scholes option-pricing model). The 1,000,000 grant vests in three equal annual installments over a three year period commencing August 1, 2011. These 1,000,000 stock options have an exercise price of $0.13 per share, which was the fair market value of the Company’s common stock at the date of grant, and a term of 10 years. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control, as defined in the agreement. At June 30, 2012, the future minimum cash commitments under this agreement aggregate $29,167.

In July 2012, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2012 and expires July 31, 2013 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $350,000 (which is identical to Mr. Andrea’s salary for the period from August 1, 2011 to July 31, 2012) through July 31, 2013. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control. In the event of his termination without

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

cause or resignation with the Company’s consent, Mr. Andrea is also entitled to a severance payment equal to six months of his salary and a continuation for 12 months of health insurance coverage for Mr. Andrea, his spouse and his dependents.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At June 30, 2012, there were 4,269,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three and six months ended June 30, 2012 and 2011.

Option activity during 2012 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2012	17,760,321	$0.10	$0.09	5.83 years	15,489,553	$0.10	$0.09	5.50 years
Expired	(377,500)	$0.68	$0.64

At June 30, 2012	17,382,821	$0.08	$0.08	5.46 years	15,157,977	$0.08	$0.08	5.15 years

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended June 30, 2012, no additional options vested. During the six months ended June 30, 2012, 45,924 options vested with a weighted average exercise price and a weighted average fair value of $0.08 per option. There was no intrinsic value for these options for the three and six months ended June 30, 2012.

Total compensation expense recognized related to stock option awards was $20,316 and $51,051 for the three months ended June 30, 2012 and 2011, respectively. In the accompanying condensed consolidated statements of operations for the three months ended June 30, 2012, $16,554 of expense is included in general, administrative and selling expenses, $2,607 is included in research and development expenses and $1,155 is included in cost of revenues. In the accompanying consolidated statements of operations for the three months ended June 30, 2011, $41,307 of expense is included in general, administrative and selling expenses, $6,966 is included in research and development expenses and $2,778 is included in cost of revenues. Total compensation expense recognized related to all stock option awards was $40,632 and $102,839 for the six months ended June 30, 2012 and 2011, respectively. In the accompanying condensed consolidated statements of operations for the six months ending June 30, 2012, $33,108 of expense is included in general, administrative and selling expenses, $5,214 is included in research and development expenses and $2,310 is included in cost of revenues. In the accompanying condensed consolidated statements of operations for the six months ending June 30, 2011, $83,351 of expense is included in general, administrative and selling expenses, $13,932 is included in research and development expenses and $5,556 is included in cost of revenues.

As of June 30, 2012, there was $73,263 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next 2 years ($59,041 in 2012 and $14,222 in 2013).

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended June 30, 2012 and 2011.

2012 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Three Month Total

Net revenues from external customers	$191,204	$486,759	$677,963
License revenues	206,525	—	206,525
Loss from operations	(68,104)	(191,568)	(259,672)
Depreciation and amortization	120,777	23,307	144,084
Purchases of property and equipment	2,453	27,256	29,709
Purchases of patents and trademarks	10,457	11,581	22,038
Assets	2,621,538	2,009,374	4,630,912
Total long lived assets	890,294	380,779	1,271,073

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

2011 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Three Month Total

Net revenues from external customers	$68,442	$505,022	$573,464
License revenues	302,899	—	302,899
Loss from operations	(15,950)	(150,296)	(166,246)
Depreciation and amortization	119,901	13,797	133,698
Purchases of property and equipment	8,203	9,487	17,690
Purchases of patents and trademarks	150	1,238	1,388

December 31, 2011 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Year End Total

Assets	$3,114,849	$2,122,515	$5,237,364
Total long lived assets	1,150,426	352,900	1,503,326

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the six-month periods ended June 30, 2012 and 2011:

2012 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Six Month Total

Net revenues from external customers	$311,371	$913,841	$1,225,212
License revenues	424,357	—	424,357
Loss from operations	(174,618)	(445,422)	(620,040)
Depreciation and amortization	240,775	44,238	285,013
Purchases of property and equipment	2,453	27,256	29,709
Purchases of patents and trademarks	11,223	11,828	23,051

2011 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Six Month Total

Net revenues from external customers	$146,228	$1,029,442	$1,175,670
License revenues	699,706	—	699,706
Income (loss) from operations	47,675	(347,909)	(300,234)
Depreciation and amortization	239,034	27,501	266,535
Purchases of property and equipment	14,834	12,636	27,470
Purchases of patents and trademarks	204	11,207	11,411

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2012 and 2011, and as of each respective period-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	June 30, 2012	June 30, 2011

Net revenues:
United States	$766,977	$696,735
Foreign(1)	117,511	179,628
	$884,488	$876,363

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

(1)           Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended June 30, 2012 and June 30, 2011.

For the six-month periods ended June 30, 2012 and 2011, and as of each respective period-end, net revenues and by geographic area are as follows:

Geographic Data	June 30, 2012	June 30, 2011

Net revenues:
United States	$1,388,467	$1,529,949
Foreign(1)	261,102	345,427
	$1,649,569	$1,875,376

(1)           Net revenues to any one foreign country did not exceed 10% of total net revenues for the six months ended June 30, 2012 and June 30, 2011.

As of June 30, 2012 and December 31, 2011, accounts receivable by geographic area is as follows:

Geographic Data	June 30, 2012	December 31, 2011

Accounts receivable:
United States	$510,023	$499,679
Foreign(1)	36,437	63,084
	$546,460	$562,763

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

– fluctuations in the computer and communications hardware and software marketplace; and

– general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended June 30, 2012 were $884,488 compared to $876,363 for the three months ended June 30, 2011. Net loss for the three months ended June 30, 2012 was $257,570, or $0.00 loss per share on a basic and diluted basis compared to net loss of $175,883, or $0.00 loss per share on a basic and diluted basis for the three months ended June 30, 2011. Our revenues for the six months ended June 30, 2012 were $1,649,569 compared to $1,875,376 for the six months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $615,717 or $.01 loss per share on a basic and diluted basis, compared to net loss of $313,506, or $.00 loss per share on a basic and diluted basis for the six months ended June 30, 2011. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of August 9, 2012. The number of shares outstanding does not include an aggregate of 27,304,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,382,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,269,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Results Of Operations

Three and Six Months ended June 30, 2012 compared to Three and Six Months ended June 30, 2011

Net Revenues

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$79,609	$67,888	17	$87,588	$136,161	(36	)(a)
All other Andrea Anti-Noise net product revenues	407,150	437,134	(7)	826,253	893,281	(8	)(b)
Total Andrea Anti-Noise Products net Product revenues	$486,759	$505,022	(4)	$913,841	$1,029,442	(11)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	150,477	45,166	233	189,617	60,355	214	(c)
All other Andrea DSP Microphone and Audio product revenues	40,726	23,276	75	121,753	85,873	42	(d)
License revenues	206,526	302,899	(32)	424,358	699,706	(39	)(e)
Total Andrea DSP Microphone and Audio Software Products revenues	397,729	371,341	7	735,728	845,934	(13)

Total Revenues	$884,488	$876,363	1	$1,649,569	$1,875,376	(12)

(a)	The increase of approximately $12,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 represents increased product sales to our educational customers for use with their distance learning products. The decrease of approximately $49,000 for the six months ended June 30, 2012, represents decreased product sales to our educational customers for use with their distance learning products. We believe that these changes in product sales relate to the timing of the customers’ demand for our products.
(b)	The decreases of approximately $30,000 and $67,000 for the three and six month periods, respectively, ended June 30, 2012, as compared to the same periods in 2011 in all other Andrea Anti-noise product revenues is related to decreased demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.
(c)	The increases of approximately $105,000 and $129,000 for the three and six month periods, respectively, ended June 30, 2012, as compared to the same periods in 2011 in sales of automotive array microphone products are primarily the result of increased product sales to integrators of public safety vehicle solutions.
(d)	The increases of approximately $17,000 and $36,000 for the three and six month periods, respectively, ended June 30, 2012, as compared to the same periods in 2011 in all other Andrea DSP Microphone and Audio Software product revenues is related to increased demand from our OEM customer.
(e)	The decreases in license revenues of $96,000 and $275,000 are the result of decreased royalties reported for the three and six months ending June 30, 2012, respectively, as compared to the same period last year. We believe this decrease is related to a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended June 30, 2012 increased to 44% from 34% for the three months ended June 30, 2011. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2012 for Andrea Anti-Noise Products is 60% compared to 55% for the three months ended June 30, 2011. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2012 for Andrea DSP Microphone and Audio Software Products is 26% compared to 5% for the three months ended June 30, 2011. Cost of revenues as a percentage of net revenues for the six months ended June 30, 2012 increased to 43% from 34% for the six months ended June 30, 2011. The cost of revenues as a percentage of net revenues for the six months ended June 30, 2012 for Andrea Anti-Noise Products is 60% compared to 57% for the six months ended June 30, 2011. The cost of revenues as a percentage of net revenues for the six months ended June 30, 2012 for

Andrea DSP Microphone and Audio Software Products is 22% compared to 5% for the six months ended June 30, 2011. The increases for the Andrea Anti-Noise Products revenues for the three and six month periods was attributable to the different product mix of revenues which resulted in sales of higher margin products combined with decrease in revenues in this segment and therefore decreased revenue to apply to our fixed cost of revenues decreases in revenues related to this segment. The increases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the three and six month periods relate to decreased licensing revenues offset in part by increased OEM revenues.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 increased 5% to $197,007 from $186,816 for the three months ended June 30, 2011. For the three months ended June 30, 2012, the increase in research and development expenses reflects a 1% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $107,739, or 55% of total research and development expenses and an 11% increase in our Andrea Anti-Noise Headset Product efforts to $89,268, or 45% of total research and development expenses. Research and development expenses for the six months ended June 30, 2012 decreased 3% to $385,049 from $395,128 for the six months ended June 30, 2011. For the six months ended June 30, 2012, the decrease in research and development expenses reflects a 5% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $216,369, or 56% of total research and development expenses and a 1% increase in our Andrea Anti-Noise Headset Product efforts to $168,680, or 44% of total research and development expenses. These increases primarily relate to ongoing development of new products.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased 1% to $554,021 for the three months ended June 30, 2012 from $557,152 for the three months ended June 30, 2011. For the three months ended June 30, 2012, the expenses reflect a 2% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $255,362, or 46% of total general, administrative and selling expenses and a 1% increase in our Andrea Anti-Noise Headset Product efforts to $298,659, or 54% of total general, administrative and selling expenses. General, administrative and selling expenses increased 2% to, $1,170,692 for the six months ended June 30, 2012 from $1,148,674 for the six months ended June 30, 2011. For the six months ended June 30, 2012, the expenses reflect a 1% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $530,942, or 45% of total general, administrative and selling expenses and a 3% increase in our Andrea Anti-Noise Headset Product efforts to $639,750, or 55% of total general, administrative and selling expenses. The quarter over quarter decrease relates to a decrease of stock based compensation expense partially offset by increased promotional and marketing expenses related to our newly engaged distribution channels. The six month increases relate to promotional and marketing expenses related to our newly engaged distribution channels partially offset by decreases in stock based compensation expenses.

Interest Income, net

Interest income, net for the three months ended June 30, 2012 was $2,118 compared to $1,988 for the three months ended June 30, 2011. Interest income, net for the six months ended June 30, 2012 was $4,339 compared to $3,689 for the six months ended June 30, 2011.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2012 was $16 compared to a provision for income taxes of $11,625 for the three months ended June 30, 2011. The provision for income taxes for the six months ended June 30, 2012 was $16 compared to a provision for income taxes of $16,961 for the three months ended June 30, 2011. The decrease is a result of a decreased estimated taxable income.

Net Loss

Net loss for the three months ended June 30, 2012 was $257,570 compared to net loss of $175,883 for the three months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $615,717 compared to net loss of $313,506 for the six months ended June 30, 2011. The net loss for the three and six months ended June 30, 2012 and 2011 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2012, we had cash of $1,927,460 compared with $2,193,377 at December 31, 2011. The cash balance at June 30, 2012 is primarily a result of our cash that we historically generated from operations.

Our working capital balance at June 30, 2012 was $2,714,853 compared to a working capital of $3,080,486 at December 31, 2011. The decrease in working capital reflects a decrease in total current assets of $397,000 and a decrease in total current liabilities of $31,367. The decrease in total current assets reflects a decrease in cash of $265,917, a decrease in accounts receivable of $16,303, a decrease in inventories of $87,710, a decrease in deferred income taxes of $22,801, and a decrease in prepaid expenses of $4,269. The decrease in total current liabilities reflects a decrease in trade accounts payable of $32,206, and an increase of $839 in other current liabilities.

The decrease in cash of $265,917 reflects $213,157 of net cash used in operating activities and $52,760 of net cash used in investing activities.

The cash used in operating activities of $213,157, excluding non-cash charges for the six months ended June 30, 2012, is attributable to a $16,303 decrease in accounts receivable, an $87,710 decrease in inventories, a $4,269 decrease in prepaid expenses and other current assets, a $32,206 decrease in accounts payable and an $839 increase in other current liabilities. The changes in receivables, inventory, prepaid expenses and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $52,760 reflects purchases of property and equipment of $29,709 and an increase in patents and trademarks of $23,051. The significant increase in property and equipment reflects capital expenditures associated with information technology purchases including and, to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to continue to improve our cash flows in 2012 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of August 9, 2012, Andrea has approximately $1,800,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least June 2013. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. Although we have improved cash flows by reducing overall expenses, if our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

None Noted.

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

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: August 14, 2012
/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2012
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2012
Corisa L. Guiffre	Assistant Corporate Secretary