Form 10-Q
period 2012-09-30
ANDREA ELECTRONICS CORP
filed 2012-11-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 1-4324
________

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2012, there were 63,721,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$2,006,374	$2,193,377
Accounts receivable, net of allowance for doubtful accounts of $18,316 and $18,580, respectively	278,194	562,763
Inventories, net	742,343	702,177
Deferred income taxes, net	—	22,801
Prepaid expenses and other current assets	115,102	108,236
Total current assets	3,142,013	3,589,354

Property and equipment, net	274,090	307,440
Intangible assets, net	862,577	1,195,886
Deferred income taxes, net	—	131,820
Other assets, net	12,864	12,864
Total assets	$4,291,544	$5,237,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$415,848	$267,353
Accrued Series C Preferred Stock Dividends	73,921	73,921
Other current liabilities	134,405	167,594
Total current liabilities	624,174	508,868

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,515,499	77,462,595
Accumulated deficit	(74,494,412)	(73,380,382)

Total shareholders’ equity	3,667,370	4,728,496

Total liabilities and shareholders’ equity	$4,291,544	$5,237,364

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Net product revenues	$817,416	$1,072,411	$2,042,628	$2,248,081
License revenues	125,851	244,603	550,208	944,309
Revenues	943,267	1,317,014	2,592,836	3,192,390

Cost of revenues	456,871	554,473	1,170,739	1,186,281

Gross margin	486,396	762,541	1,422,097	2,006,109

Research and development expenses	189,822	182,178	574,871	577,306

General, administrative and selling expenses	642,319	647,036	1,813,011	1,795,710

Loss from operations	(345,745)	(66,673)	(965,785)	(366,907)

Interest income, net	2,053	2,053	6,392	5,742

Loss before provision for income taxes	(343,692)	(64,620)	(959,393)	(361,165)

Provision for income taxes	154,621	2,290	154,637	19,251

Net loss	$(498,313)	$(66,910)	$(1,114,030)	$(380,416)

Basic and diluted weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035

Basic and diluted net loss per share	$(.01)	$(.00)	$(.02)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2012	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,462,595	$(73,380,382)	$4,728,496
Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	52,904	—	52,904
Net loss	—	—	—	—	—	—	—	(1,114,030)	(1,114,030)
Balance, September 30, 2012	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,515,499	$(74,494,412)	$3,667,370

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(1,114,030)	$(380,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429,258	406,328
Stock based compensation	52,904	136,415
Provision for doubtful accounts	—	7,167
Deferred income taxes	154,621	19,079
Change in:
Accounts receivable	284,569	(309,873)
Inventories	(40,166)	22,034
Prepaid expenses and other current assets	(6,866)	36,252
Trade accounts payable	148,495	168,455
Short-term deferred revenue	—	(109,632)
Other current liabilities	(33,189)	(41,937)
Net cash used in operating activities	(124,404)	(46,128)

Cash flows from investing activities:
Purchases of property and equipment	(35,293)	(124,424)
Purchases of patents and trademarks	(27,306)	(15,642)
Net cash used in investing activities	(62,599)	(140,066)

Cash flows from financing activities:
Principal repayments of long term debt	—	(29,527)
Net cash used in financing activities	—	(29,527)

Net decrease in cash	(187,003)	(215,721)

Cash, beginning of year	2,193,377	2,220,994
Cash, end of period	$2,006,374	$2,005,273

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$4,041	$4,637
Interest	$—	$1,731

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, filed on March 23, 2012. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2011 audited consolidated financial statements.

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

	For the Three and Nine Months Ended
	September 30, 2012	September 30, 2011
Total potential common shares as of:
Options to purchase common stock (Note 6)	17,375,821	17,760,321
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,023,658	2,023,658
Series D Convertible Preferred Stock and related warrants (Note 4)	3,628,576	3,628,576
Total potential common shares	23,028,055	23,412,555

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the periods ended September 30, 2012 and December 31, 2011, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At September 30, 2012 and December 31, 2011, the Company’s cash is held at three financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Customer A	13%	16%	20%	24%
Customer B	32%	25%	15%	12%

Customer A accounted for approximately 44% of total accounts receivable at September 30, 2012. Customer A and Customer B accounted for approximately 61% and 8%, respectively, of total accounts receivable at December 31, 2011.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Supplier A	94%	64%	67%	69%
Supplier B	*	*	15%	*
Supplier C	*	30%	*	16%

*	Amounts are less than 10%

At September 30, 2012 and December 31, 2011, Supplier A accounted for approximately 69% and 64% of accounts payable, respectively.

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

	September 30,	December 31,
	2012	2011
Raw materials	$26,516	$19,044
Finished goods	1,361,060	1,338,730
	1,387,576	1,357,774
Less: reserve for obsolescence	(645,233)	(655,597)
	$742,343	$702,177

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the three and nine month periods ended September 30, 2012 and 2011.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

likely than not that some portion or all of the deferred tax assets will not be realized. After considering changes in previously existing positive and negative evidence, the Company determined that a full valuation allowance against the deferred tax asset was required. As a result during the three months ended September 30, 2012, the Company recorded a provision for income tax of $154,261. Andrea will reduce its valuation allowance in future periods when it becomes more likely than not that they have the ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated interim financial statements. The Company’s evaluation was performed for tax years ended 2008 through 2011. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2012, Andrea had two stock-based employee compensation plans, which are described more fully in Note 6. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Use of Estimates - The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.

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

As of September 30, 2012, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of September 30, 2012, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.	Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was $23,729 and $70,265 for the three and nine-month periods ended September 30, 2012, respectively. Rent expense under this operating lease was $23,038 and $68,270 for the three and nine month periods ended September 30, 2011, respectively.

As of September 30, 2012, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2012 (October 1 — December 31)	$27,666
2013	112,562
2014	112,575
2015	37,749
Total	$290,552

Employment and Change in Control Agreements

In July 2012, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2012 and expires July 31, 2013 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $350,000 (which was identical to Mr. Andrea’s salary for the period from August 1, 2011 to July 31, 2012) through July 31, 2013. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to two times his salary with continuation of health and medical benefits for two years in the event of a change in control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is also entitled to a severance payment equal to six months of his salary and a continuation for 12 months of health insurance coverage for Mr. Andrea, his spouse and his dependents. At September 30, 2012, the future minimum cash commitments under this agreement aggregate $291,667.

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

Note 6.	Stock Plans and Stock Based Compensation

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At September 30, 2012, there were 4,276,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three and nine months ended September 30, 2012 and 2011.

Option activity during 2012 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2012	17,760,321	$0.10	$0.09	5.83 years	15,489,553	$0.10	$0.09	5.50 years
Forfeited	(6,000)	$0.08	$0.08
Expired	(378,500)	$0.68	$0.64
At September 30, 2012	17,375,821	$0.08	$0.08	5.20 years	16,656,237	$0.08	$0.08	5.09 years

During the three months ended September 30, 2012, 1,499,260 options vested with a weighted average exercise price and a weighted average fair value of $0.09 per option. During the nine months ended September 30, 2012, 1,545,184 options vested with a weighted average exercise price and a weighted average fair value of $0.09 per option. The intrinsic value for these options for the three and nine months ended September 30, 2012 was $51,750.

Total compensation expense recognized related to stock option awards was $12,272 and $33,576 for the three months ended September 30, 2012 and 2011, respectively. In the accompanying condensed consolidated statements of operations for the three months ended September 30, 2012, $9,643 of expense is included in general, administrative and selling expenses, $1,666 is included in research and development expenses and $963 is included in cost of revenues. In the accompanying consolidated statements of operations for the three months ended September 30, 2011, $26,400 of expense is included in general, administrative and selling expenses, $4,746 is included in research and development expenses and $2,430 is included in cost of revenues. Total compensation expense recognized related to all stock option awards was $52,904 and $136,415 for the nine months ended September 30, 2012 and 2011, respectively. In the accompanying condensed consolidated statements of operations for the nine months ending September 30, 2012, $42,751 of expense is included in general, administrative and selling expenses, $6,880 is included in research and development expenses and $3,273 is included in cost of revenues. In the accompanying condensed consolidated statements of operations for the nine months ending September 30, 2011, $109,751 of expense is included in general, administrative and selling expenses, $18,678 is included in research and development expenses and $7,986 is included in cost of revenues.

As of September 30, 2012, there was $19,879 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next 2 years ($5,717 in 2012 and $14,162 in 2013).

Note 7.	Segment Information

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended September 30, 2012 and 2011.

2012 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Three Month Total
Net revenues from external customers	$88,187	$729,229	$817,416
License revenues	125,851	—	125,851
Loss from operations	(222,383)	(123,362)	(345,745)
Depreciation and amortization	120,689	23,557	144,246
Purchases of property and equipment	4,121	1,463	5,584
Purchases of patents and trademarks	1,346	2,909	4,255
Assets	2,245,081	2,046,463	4,291,544
Total long lived assets	775,072	361,595	1,136,667

2011 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Three Month Total
Net revenues from external customers	$228,186	$844,225	$1,072,411
License revenues	244,603	—	244,603
Loss from operations	45,793	(112,466)	(66,673)
Depreciation and amortization	119,925	19,868	139,793
Purchases of property and equipment	4,667	92,287	96,954
Purchases of patents and trademarks	2,692	1,539	4,231

December 31, 2011 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Year End Total
Assets	$3,114,849	$2,122,515	$5,237,364
Total long lived assets	1,150,426	352,900	1,503,326

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the nine-month periods ended September 30, 2012 and 2011:

2012 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Nine Month Total
Net revenues from external customers	$399,558	$1,643,070	$2,042,628
License revenues	550,208	—	550,208
Loss from operations	(397,000)	(568,785)	(965,785)
Depreciation and amortization	361,464	67,794	429,258
Purchases of property and equipment	6,574	28,719	35,293
Purchases of patents and trademarks	12,569	14,737	27,306
2011 Nine Month Segment Data

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

2012 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2011 Nine Month Total
Net revenues from external customers	$374,414	$1,873,667	$2,248,081
License revenues	944,309	—	944,309
Income (loss) from operations	93,469	(460,376)	(366,907)
Depreciation and amortization	358,959	47,369	406,328
Purchases of property and equipment	19,761	104,663	124,424
Purchases of patents and trademarks	12,810	2,832	15,642

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2012 and 2011 net revenues by geographic area are as follows:

Geographic Data	September 30, 2012	September 30, 2011
Net revenues:
United States	$778,503	$1,181,826
Foreign(1)	164,764	135,188
	$943,267	$1,317,014

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended September 30, 2012 and September 30, 2011.

For the nine-month periods ended September 30, 2012 and 2011, net revenues by geographic area are as follows:

Geographic Data	September 30, 2012	September 30, 2011
Net revenues:
United States	$2,166,970	$2,711,775
Foreign(1)	425,866	480,615
	$2,592,836	$3,192,390

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the nine months ended September 30, 2012 and September 30, 2011.

As of September 30, 2012 and December 31, 2011, accounts receivable by geographic area is as follows:

Geographic Data	September 30, 2012	December 31, 2011
Accounts receivable:
United States	$252,694	$499,679
Foreign(1)	25,500	63,084
	$278,194	$562,763

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2011.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended September 30, 2012 were $943,267 compared to $1,317,014 for the three months ended September 30, 2011. Net loss for the three months ended September 30, 2012 was $498,313, or $0.01 loss per share on a basic and diluted basis compared to net loss of $66,910 or $0.00 loss per share on a basic and diluted basis for the three months ended September 30, 2011. Our revenues for the nine months ended September 30, 2012 were $2,592,836 compared to $3,192,390 for the nine months ended September 30, 2011. Net loss for the nine months ended September 30, 2012 was $1,114,030 or $.02 loss per share on a basic and diluted basis, compared to net loss of $380,416, or $.01 loss per share on a basic and diluted basis for the nine months ended September 30, 2011. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of November 9, 2012. The number of shares outstanding does not include an aggregate of 27,264,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,375,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,276,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results Of Operations

Three and Nine Months ended September 30, 2012 compared to Three and Nine Months ended September 30, 2011

Net Revenues

	For the Three Months Ended September 30,		%	For the Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$325,781	$356,380	(9)	$413,369	$509,781	(19)	(a)
All other Andrea Anti-Noise net product revenues	403,448	487,845	(17)	1,229,701	1,363,886	(10)	(b)
Total Andrea Anti-Noise Products net Product revenues	$729,229	$844,225	(14)	$1,643,070	$1,873,667	(12)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	13,525	151,404	(91)	121,485	211,359	(43)	(c)
All other Andrea DSP Microphone and Audio product revenues	74,662	76,782	(3)	278,073	163,055	71	(d)
License revenues	125,851	244,603	(49)	550,208	944,309	(42)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	214,038	472,789	(55)	949,766	1,318,723	(28)
Total Revenues	$943,267	$1,317,014	(28)	$2,592,836	$3,192,390	(19)

(a)	The decrease of approximately $31,000 and $96,000 for the three and nine months periods, respectively, ended September 30, 2012, as compared to the same periods in 2011 reflect decreased product sales to our educational customers for use with their distance learning products.

(b)	The decreases of approximately $84,000 and $134,000 for the three and nine month periods, respectively, ended September 30, 2012, as compared to the same periods in 2011 in all other Andrea Anti-noise product revenues is related to decreased demand from our distance learning customers as well as distributor and reseller customers who sell both to distance learning customers and speech recognition end users.

(c)	The decreases of approximately $138,000 and $90,000 for the three and nine month periods, respectively, ended September 30, 2012, as compared to the same periods in 2011 in sales of automotive array microphone products are primarily the result of decreased product sales to integrators of public safety vehicle solutions.

(d)	The increase of approximately $115,000 for the nine month period ended September 30, 2012, as compared to the same period in 2011 in all other Andrea DSP Microphone and Audio Software product revenues is related to increased demand from our OEM customer.

(e)	The decreases in license revenues of $119,000 and $394,000 are the result of decreased royalties reported for the three and nine months ending September 30, 2012, respectively, as compared to the same period last year. We believe this decrease is related to a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended September 30, 2012 increased to 48% from 42% for the three months ended September 30, 2011. The cost of revenues as a percentage of net revenues for the three months ended September 30, 2012 for Andrea Anti-Noise Products is 56% compared to 62% for the three months ended September 30, 2011. The cost of revenues as a percentage of net revenues for the three months ended September 30, 2012 for Andrea DSP Microphone and Audio Software Products is 22% compared to 7% for the three months ended September 30, 2011. Cost of revenues as a percentage of net revenues for the nine months ended September 30, 2012 increased to 45% from 37% for the nine months ended September 30, 2011. The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2012 for Andrea Anti-Noise Products is 58% compared to 59% for the nine months ended September 30, 2011. The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2012 for Andrea DSP Microphone and Audio Software Products is 22% compared to 6% for the nine months ended September 30, 2011. The decreases in cost of sales as a percentage of sales for the

Andrea Anti-Noise Products revenues for the three and nine month periods was attributable to the different product mix of revenues. The increases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the three and nine month periods relates to decreased licensing revenues offset in part by increased OEM revenues.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 increased 4% to $189,822 from $182,178 for the three months ended September 30, 2011. For the three months ended September 30, 2012, the increase in research and development expenses reflects a 1% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $107,101, or 56% of total research and development expenses and a 9% increase in our Andrea Anti-Noise Headset Product efforts to $82,721, or 44% of total research and development expenses. Research and development expenses for the nine months ended September 30, 2012 decreased less than 1% to $574,871 from $577,306 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the decrease in research and development expenses reflects a 3% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $323,471, or 56% of total research and development expenses, and a 4% increase in our Andrea Anti-Noise Headset Product efforts to $251,400, or 44% of total research and development expenses. These increases primarily relate to ongoing development of new products.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased less than 1% to $642,319 for the three months ended September 30, 2012 from $647,036 for the three months ended September 30, 2011. For the three months ended September 30, 2012, the expenses reflect a 1% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $282,274, or 44% of total general, administrative and selling expenses and a decrease of less than 1% in our Andrea Anti-Noise Headset Product efforts to $360,045, or 56% of total general, administrative and selling expenses. General, administrative and selling expenses increased 1% to, $1,813,011 for the nine months ended September 30, 2012 from $1,795,711 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the expenses reflect an increase of less than 1% in our Andrea DSP Microphone and Audio Software Technology efforts to $813,217, or 45% of total general, administrative and selling expenses and a 2% increase in our Andrea Anti-Noise Headset Product efforts to $999,794, or 55% of total general, administrative and selling expenses. The quarter over quarter decrease relates to a decrease of stock based compensation expense partially offset by increased promotional and marketing expenses related to our newly engaged distribution channels. The nine month increases relate to promotional and marketing expenses related to our newly engaged distribution channels partially offset in part by decreases in stock based compensation expenses.

Interest Income, net

Interest income, net for the three months ended September 30, 2012 and 2011 was $2,053. Interest income, net for the nine months ended September 30, 2012 was $6,392 compared to $5,742 for the nine months ended September 30, 2011.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2012 was $154,621 compared to a provision for income taxes of $2,290 for the three months ended September 30, 2011. The provision for income taxes for the nine months ended September 30, 2012 was $154,637 compared to a provision for income taxes of $19,251 for the three months ended September 30, 2011. After considering changes in previously existing positive and negative evidence, the Company determined that a full valuation allowance against the deferred tax asset was required. As a result during the three months ended September 30, 2012, the Company recorded a provision for income tax of $154,261.

Net Loss

Net loss for the three months ended September 30, 2012 was $498,313 compared to net loss of $66,910 for the three months ended September 30, 2011. Net loss for the nine months ended September 30, 2012 was $1,114,030 compared to net loss of $380,416 for the nine months ended September 30, 2011. The net loss for the three and nine months ended September 30, 2012 and 2011 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2012, we had cash of $2,006,374 compared with $2,193,377 at December 31, 2011. The cash balance at September 30, 2012 is primarily a result of our cash that we historically generated from operations.

Our working capital balance at September 30, 2012 was $2,517,839 compared to a working capital of $3,080,486 at December 31, 2011. The decrease in working capital reflects a decrease in total current assets of $447,341 and an increase in total current liabilities of $115,306. The decrease in total current assets reflects a decrease in cash of $187,003, a decrease in accounts receivable of $284,569, an increase in inventories of $40,166, a decrease in deferred income taxes of $22,801, and an increase in prepaid expenses of $6,866. The increase in total current liabilities reflects an increase in trade accounts payable of $148,495, and a decrease of $33,189 in other current liabilities.

The decrease in cash of $187,003 reflects $124,404 of net cash used in operating activities and $62,599 of net cash used in investing activities.

The cash used in operating activities of $124,404, excluding non-cash charges for the nine months ended September 30, 2012, is attributable to a $284,569 decrease in accounts receivable, a $40,166 increase in inventories, a $6,866 increase in prepaid expenses and other current assets, a $148,495 increase in trade accounts payable and a $33,189 decrease in other current liabilities. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $62,599 reflects purchases of property and equipment of $35,293 and an increase in patents and trademarks of $27,306. The significant increase in property and equipment reflects capital expenditures associated with information technology purchases and to a lesser extent, molds associated with our Andrea Anti-Noise Headset Products. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to improve our cash flows in 2013 and the remainder of 2012 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of November 9, 2012, Andrea has approximately $1,800,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least September 2013. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. We will look to improve cash flows by reducing overall expenses, if our revenues continue to decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 — Section 1350 Certifications

Exhibit 101.0* The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2012

/s/ DOUGLAS J. ANDREA Douglas J. Andrea	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	November 14, 2012

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	November 14, 2012