Form 10-K
period 2012-12-31
ANDREA ELECTRONICS CORP
filed 2013-03-29
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,990,662 based upon the closing price of $0.04 as quoted on the OTC Bulletin Board on June 30, 2012.

The number of shares outstanding of the registrant’s Common Stock as of March 22, 2013, was 63,721,035.

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

We are currently targeting our far-field technologies at: 1) the desktop and laptop computing market; 2) the video and audio conferencing market; and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our software noise cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues of such technologies and products during the years ended December 31, 2012 and 2011 was approximately 36% and 47%, respectively, of our total net revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Product Business – Our headset microphone products help to ensure clear speech in personal computer and VoIP headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Our Active Noise Reduction headphone technology uses electronic circuits that distinguish the signal coming through an earphone from background noise in the listener’s environment and then reduces the noise heard by the listener. Together with our standard Noise Canceling headset products, these products comprise our Andrea Anti-Noise Product operating segment. During the years ended December 31, 2012 and 2011, net revenues from our Andrea Anti-Noise Product operating segment was approximately 64% and 53%, respectively, of our total net revenues.

For more financial information regarding our operating segments, see Note 12 of the accompanying consolidated financial statements.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2013 to 2030. We also have other patent applications currently pending; however, we cannot assure that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2012 and 2011, total research and development expenses were $749,879 and $762,878, respectively. During 2013, we expect research and development expenses to remain at the same level when compared to 2012. We expect this will occur as a result of our overall plan to improve cash flows by containing our expenses. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Production Operations

In 2012 and 2011, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products.

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

Employees

At December 31, 2012, we had 18 employees, of whom three were engaged in production and related operations, six were engaged in research and development, and nine were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize 11 independent consultants (eight are sales representatives, one is engaged for administration purposes and two are engaged in research and development activities).

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the years ended December 31, 2012 and 2011 were approximately $3.3 million and $4.2 million, respectively. Net loss for the year ended December 31, 2012 was approximately $1.5 million, or $0.02 per share on a basic and diluted basis, versus a net loss of approximately $516,000, or $0.01 per share on a basic and diluted basis for the year ended December 31, 2011. We continue to explore opportunities to grow sales in other business areas. We are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

If we fail to maintain access to funds sufficient to meet our operating needs, we may be required to significantly reduce, sell, or refocus our operations, and our business, results of operations and financial condition could be materially and adversely effected.

In order to be a viable entity we need to maintain and increase profitable operations. To continue to achieve profitable operations we need to increase current net revenues and continue to look for ways to control expenses. We might also need to sell additional assets or raise capital as a means of funding continued operations. In recent years, we have sustained significant operating losses. We may have to raise additional capital from external sources. These sources may include private or public financings through the issuance of debt, convertible debt or equity, or collaborative arrangements. Such additional capital and funding may not be available on favorable terms, if at all. Additionally, we may only be able to obtain additional capital or funds through arrangements that require us to relinquish rights to our products, technologies or potential markets, in whole or in part, or result in our sale. As a result of the past few years of performance, we believe that we have sufficient liquidity to continue our operations at least through December 2013, provided our net revenues do not decline and our operating expenses do not increase. Although we are always attempting to reduce or limit our expenses and capital expenditures, we cannot assure you that we will be successful in generating positive cash flows or obtaining access to additional sources of funding in amounts necessary to continue our operations. Failure to maintain sufficient access to funding may also result in our inability to continue operations.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of March 22, 2013. The number of shares outstanding does not include an aggregate of 27,244,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,205,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,386,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 22, 2013, we had 44.231432 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 5,652,234 shares, which is equal to approximately 9% of the 63,721,035 outstanding shares.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2012 and 2011, net revenues from sales to customers outside the United States accounted for approximately 17% and 16%, respectively, of our net revenues. International sales and operations are subject to a number of risks, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Andrea has a lease for its corporate headquarters, which is located in Bohemia, New York. The lease, which currently expires in April 2015, is for approximately 11,000 square feet of leased space, which houses our production operations, research and development activities, sales, administration and executive offices. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 10 to the accompanying Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

ITEM 3. LEGAL PROCEEDINGS

In December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant. We cannot predict the outcome of this litigation although the Company believes the lawsuit is without merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2012. Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 22, 2013, there were approximately 385 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2011	$0.08	$0.06
June 30, 2011	$0.08	$0.05
September 30, 2011	$0.08	$0.02
December 31, 2011	$0.08	$0.04
March 31, 2012	$0.07	$0.04
June 30, 2012	$0.06	$0.03
September 30, 2012	$0.06	$0.03
December 31, 2012	$0.05	$0.02

No cash dividends were paid on Andrea’s Common Stock in 2012 or 2011.

During the three months ended December 31, 2012, the Company did not repurchase any of its common stock.

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

Accounts Receivable – We are required to estimate the collectibility of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2012 and 2011, our allowance for doubtful accounts were $18,980 and $18,580, respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $633,069 and $702,177 at December 31, 2012 and 2011, respectively, are net of reserves of $654,950 and $655,597, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. In order to test for recoverability, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2012 and 2011.

Deferred Tax Assets – We currently have significant deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, ASC 740 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive and negative evidence the Company determined that a full valuation allowance against the deferred tax asset was required. As a result during the year ended December 31, 2012, the Company recorded a provision for income tax of $154,637. Andrea will reduce its valuation allowance in future periods to the extent that we can demonstrate our ability to utilize the assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the risks noted in Item 1A.

Results Of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Revenues

	For the Year Ended December 31%
	2012	2011	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$433,179	$546,816	(21	) (a)
All other Andrea Anti-Noise net product revenues	1,678,180	1,676,824	—
Total Andrea Anti-Noise Products net Product revenues	2,111,359	2,223,640	(5)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	313,584	345,637	(9	) (b)
All other Andrea DSP Microphone and Audio product revenues	258,252	263,063	(2	) (c)
License revenues	641,721	1,332,312	(52	) (d)
Total Andrea DSP Microphone and Audio Software Products revenues	1,213,557	1,941,012	(37)

Net Revenues	$3,324,916	$4,164,652	(20)

(a)               The decrease in revenue of approximately $114,000 for the year ended December 31, 2012, represents decreased demand from our educational customers for use with their distance learning software products as compared to the same period in 2011.

(b)              The decrease of approximately $32,000 for the year ended December 31, 2012 as compared to the same period in 2011 in revenues of automotive array microphone products is primarily the result of decreased product revenues from integrators of public safety vehicle solutions.

(c)               The decrease of approximately $5,000 for 2012 as compared to 2011 in all other Andrea DSP Microphone and Audio Software product revenues is related to decreased product revenues to an OEM customer for a customize digital product.

(d)              The significant decrease of approximately $691,000 in licensing revenues for the year ended December 31, 2012 is related to a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the year ended December 31, 2012 increased to 47% from 38% for the year ended December 31, 2011. The cost of revenues as a percentage of net revenues for the year ended December 31, 2012 for Andrea Anti-Noise Products was 59% as compared to 57% for the year ended December 31, 2011. The cost of revenues as a percentage of net revenues for the year ended December 31, 2012 for Andrea DSP Microphone and Audio Software Products was 26% compared to 15% for the year ended December 31, 2011. These small changes are primarily the result of the changes in revenue as described under “Net Revenues” above. The increases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the year ended December 31, 2012 relates to decreased licensing.

Research and Development

Research and development expenses for the year ended December 31, 2012 decreased by 2% to $749,879 from $762,878 for the year ended December 31, 2011. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2012, research and development expenses reflected a 4% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $419,384, or 56% of total research and development expenses and a 1% increase in our Andrea Anti-Noise Product efforts to $330,495, or 44% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should continue to benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased by approximately 1% to $2,355,748 for the year ended December 31, 2012 from $2,342,140 for the year ended December 31, 2011. There was no increase in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology for the year ended December 31, 2012 of $1,066,252, or 45% of total general, administrative and selling expenses and a 1% increase in our Andrea Anti-Noise Product efforts to $1,289,496, or 55% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the year ended December 31, 2012 was $8,369 compared to interest income, net of $7,904 for the year ended December 31, 2011.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2012 was $154,637, compared to $19,251 for the year ended December 31, 2011. The income tax provision is the result of estimated taxable income. After considering changes in previously existing positive and negative evidence, the Company determined that a full valuation allowance against the deferred tax asset was required. As a result during 2012, the Company recorded full valuation against the deferred tax asset which resulted in a charge of $154,621, which is included in the provision for income tax.

Net loss

Net loss for the year ended December 31, 2012 was $1,492,520 compared to a net loss $515,869 for the year ended December 31, 2011. The net loss for the year ended December 31, 2012 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Our principal sources of funds have been cash flows from operations. At December 31, 2012, we had cash of $1,746,363 compared to $2,193,377 at December 31, 2011.

Our working capital balance at December 31, 2012 was $2,262,623 compared to working capital of $3,080,486 at December 31, 2011. The decrease in working capital reflects a decrease in total current assets of $891,570 and a decrease in total current liabilities of $73,707. The decrease in total current assets reflects a decrease in cash of $447,014, a decrease in accounts receivable of $333,738, a decrease in inventory of $69,108, a decrease in deferred income tax assets of $22,801, and a decrease in prepaid expenses and other current assets of $18,909. The decrease in total current liabilities reflects a decrease in trade accounts payable of $69,399, and a decrease of $4,308 in other current liabilities.

The decrease in cash of $447,014 reflects $357,741 of net cash used in operating activities and $89,273 of net cash used by investing activities.

The cash used in operating activities of $357,741, excluding non-cash charges, is primarily attributable to the $1,492,520 net loss for the year ended December 31, 2012, a $333,338 decrease in accounts receivable, a $69,108 decrease in inventory, an $18,909 decrease in prepaid expenses and other current assets, a $69,399 decrease in trade accounts payable, and a decrease of $4,308 in other current liabilities. The changes in receivables, inventory and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used by investing activities of $89,273 reflects purchases of property and equipment of $51,023 and an increase in patents and trademarks of $38,250. The significant increase in property and equipment reflects capital expenditures associated with molds associated with the production and, to a lesser extent of our information technology purchases. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to improve our cash flows in 2012 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of March 22, 2013, Andrea had approximately $1,500,000 of cash deposits. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. Our cash balances are down as compared to 2011. If our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and ages are as of December 31, 2012. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

Douglas J. Andrea, age 50, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from

November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

Gary A. Jones, age 67, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc., since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

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

Louis Libin, age 54, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 62, has been a Director of the Company since September 2003. He is the Executive Vice President of Ionian Management Inc., a Petroleum Shipping, Trading and Distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 56, has been a Director of the Company since 2003. He currently is a Senior Director and heads the Advanced Advertising Group for Viamedia, a Cable Television Advertising Representation company that represents many cable providers including Verizon FiOS and RCN. Previously, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 40, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually as the Chief Financial Officer and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2012 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2012, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers whose total compensation was over $100,000 during the years ended December 31, 2012, and 2011.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total

Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary	2012 2011	$ 347,125 342,708	$ — —	$ — —	$ 347,125 342,708

Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary	2012 2011	$ 157,330 160,191	$ — —	$ — —	$ 157,330 160,191

Outstanding Equity Awards at December 31, 2012

The following table provides information concerning outstanding unexercised options as of December 31, 2012 for each named executive officer. None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2012.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	400,000	—	$ 0.13	6-14-2014
	250,000	—	$ 0.10	8-04-2014
	250,000	—	$ 0.04	8-04-2015
	600,000	—	$ 0.05	8-10-2015
	1,000,000	—	$ 0.12	11-02-2016
	1,000,000	—	$ 0.12	11-16-2016
	1,000,000	—	$ 0.11	9-12-2017
	2,000,000	—	$ 0.04	8-8-2018
	1,000,000	—	$ 0.04	8-8-2018
	1,000,000	—	$ 0.11	7-24-2019
	666,000	334,000 (1)	$ 0.13	8-01-2020

Corisa L. Guiffre	250,000	—	$ 0.05	8-10-2015
	400,000	—	$ 0.12	11-16-2016
	350,000	—	$ 0.11	9-12-2017
	500,000	—	$ 0.04	8-8-2018
	200,000	—	$ 0.11	7-24-2019
	166,500	83,500 (2)	$ 0.08	9-22-2020

____________________________________

(1)	The stock options vest 33.3% from and after August 1, 2011, 33.3% from and after August 1, 2012 and 33.4% from and after August 1, 2013.
(2)	The stock options vest 33.3% from and after the first anniversary of the Date of Grant, 33.3% from and after the second anniversary of the Date of Grant and 33.4% from and after the third anniversary of the Date of Grant, which was September 22, 2010.

Employment Agreements

In July 2012, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2012 and the agreement expires July 31, 2013 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $350,000 (which was identical to Mr. Andrea’s salary for the period from August 1, 2011 to July 31, 2012) through July 31, 2013. In December 2012, Mr. Andrea, voluntarily, agreed to a $50,000 decrease in his annual salary for the remainder of the term of his employment agreement. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to two times his base salary with continuation of health and medical benefits for two years in the event of a change in control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is also entitled to a severance payment equal to six months of his base salary and a continuation for 12 months of health insurance coverage for Mr. Andrea, his spouse and his dependents. At December 31, 2012, the future minimum cash commitments under this agreement aggregated $175,000.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2012 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards	Total

Gary A Jones	$11,500	$—	$11,500
Louis Libin	11,500	—	11,500
Joseph J. Migliozzi	14,750	—	14,750
Jonathan D. Spaet	11,250	—	11,250

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2012. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$7,000
Fee per Board Meeting (Regular or Special)	$500
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit Committee	$3,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 22, 2013, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)

Douglas J. Andrea	261,014	(2)	9,166,000	13.0%
Corisa L. Guiffre	2,750		1,866,500	2.9%
Gary A. Jones	439,472		233,031	1.1%
Louis Libin	352,149		188,182	*
Joseph J. Migliozzi	636,261		525,077	1.8%
Jonathan D. Spaet	29,261		233,031	*
Current directors and executive officers as a group (6 persons)	1,720,907		12,211,821	18.4%

____________________________________

*Less than 1%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 63,721,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 22, 2013, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group  are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 22, 2013, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents(1)		Percent of Common Stock and Common Stock Equivalents Outstanding(2)

Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	—		5,722,159	(3)	8.2%

Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000	(4)	—		8.5%

____________________________________

(1)	The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.
(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 63,721,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.
(3)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 22, 2013. As of March 22, 2013, Alpha Capital has 3,585,731 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above, for limitations on the conversion of such commons stock equivalents.
(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2012, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,270,321	$0.08	4,341,936
Equity compensation plans not approved by security holders	—	—	—
Total	17,270,321	$0.08	4,341,936

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2012 and 2011 by Marcum LLP:

	2012	2011
Audit Fees	$122,000	$127,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

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

During the year ended December 31, 2012, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS

(a)(1)	Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—at December 31, 2012 and 2011
•	Consolidated Statements of Operations—Years Ended December 31, 2012 and 2011
•	Consolidated Statements of Shareholders’ Equity —Years Ended December 31, 2012 and 2011
•	Consolidated Statements of Cash Flows—Years ended December 31, 2012 and 2011
•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

Exhibit Number	Description
3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
3.9	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)
4.1	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)
10.1	*1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)
10.2	*Change in Control Agreement, dated as of November 22, 1999, by and between Corisa L. Guiffre and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-KSB for the year ended December 31, 2006)
10.3	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)
10.4	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)
10.5	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
10.6	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
10.7	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)
10.8	*Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2008)
10.9	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s From 10-K filed on March 16, 2010)
10.10	*Employment Agreement, dated as of August 1, 2012 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form *-K filed on August 1, 2012)
14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10KSB filed April 15, 2005)
21.0	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.0	Rule 13a-14(a)/15d – 14(a) Certifications
32.0	Section 1350 Certifications
101.0**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL:

(i)	the Consolidated Balance Sheets;
(ii)	the Consolidated Statements of Operations
(iii)	the Consolidated Statements of Shareholders’ Equity
(iv)	the Consolidated Statements of Cash Flows; and
(v)	the Notes to the Consolidated Financial Statements.
*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and Subsidiaries, as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 29, 2013

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$1,746,363	$2,193,377
Accounts receivable, net of allowance for doubtful accounts of $18,980 and $18,580, respectively	229,025	562,763
Inventories, net	633,069	702,177
Deferred income taxes, net	—	22,801
Prepaid expenses and other current assets	89,327	108,236
Total current assets	2,697,784	3,589,354

Property and equipment, net	266,137	307,440
Intangible assets, net	752,973	1,195,886
Deferred income taxes, net	—	131,820
Other assets, net	12,864	12,864
Total assets	$3,729,758	$5,237,364

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$197,954	$267,353
Accrued Series C Preferred Stock Dividends	73,921	73,921
Other current liabilities	163,286	167,594
Total current liabilities	435,161	508,868

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,521,216	77,462,595
Accumulated deficit	(74,872,902)	(73,380,382)

Total shareholders’ equity	3,294,597	4,728,496

Total liabilities and shareholders’ equity	$3,729,758	$5,237,364

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011
Revenues
Net product revenues	$2,683,195	$2,832,340
License revenues	641,721	1,332,312
Net Revenues	3,324,916	4,164,652

Cost of revenues	1,565,541	1,564,156

Gross margin	1,759,375	2,600,496

Research and development expenses	749,879	762,878

General, administrative and selling expenses	2,355,748	2,342,140

Loss from operations	(1,346,252)	(504,522)

Interest income, net	8,369	7,904

Loss before provision for income taxes	(1,337,883)	(496,618)

Provision for income taxes, net	154,637	19,251

Net loss	$(1,492,520)	$(515,869)

Basic and diluted weighted average shares	63,721,035	63,721,035

Basic and diluted net loss per share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,305,587	$(72,864,513)	$5,087,357

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	157,008	—	157,008

Net loss	—	—	—	—	—	—	—	(515,869)	(515,869)

Balance, December 31, 2011	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,462,595	$(73,380,382)	$4,728,496

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	58,621	—	58,621

Net loss	—	—	—	—	—	—	—	(1,492,520)	(1,492,520)

Balance, December 31, 2012	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,521,216	$(74,872,902)	$3,294,597

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2012	2011
Net loss	$(1,492,520)	$(515,869)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	573,489	546,183
Stock based compensation expense	58,621	157,008
Provision for doubtful accounts	400	7,138
Deferred income taxes	154,621	19,079
Change in:
Accounts receivable	333,338	(64,769)
Inventories	69,108	71,497
Short term customer deposit	—	79,632
Prepaid expenses and other current assets	18,909	15,531
Trade accounts payable	(69,399)	(35,845)
Short-term deferred revenue	—	(109,632)
Other current liabilities	(4,308)	(6,278)
Net cash (used in) provided by operating activities	(357,741)	163,675

Cash flows from investing activities:
Purchases of property and equipment	(51,023)	(125,527)
Purchases of patents and trademarks	(38,250)	(26,092)
Net cash used in investing activities	(89,273)	(151,619)

Cash flows from financing activities:
Principal repayments of long term debt	—	(39,673)
Net cash used in financing activities	—	(39,673)

Net decrease in cash	(447,014)	(27,617)

Cash, beginning of year	2,193,377	2,220,994
Cash, end of year	$1,746,363	$2,193,377

Supplemental disclosures of cash flow information:
Cash paid for:
Income Taxes	$3,015	$5,216
Interest	$—	$1,865

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

	December 31,
Total potentially dilutive common shares as of:	2012	2011

Options to purchase common stock (Note 11)	17,270,321	17,760,321
Series C Convertible Preferred Stock and related accrued dividends (Note 7)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 8)	3,628,576	3,628,576

Total potentially dilutive common shares	22,922,555	23,412,555

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2012 and 2011, the Company has cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2012, the Company’s cash is held at three financial institutions.

Concentration of Risk

The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	December 31,
	2012	2011
Customer A	17%	26%
Customer B	12%	10%

_________________

* Amounts are less than 10%

Customer A accounted for approximately 32% of accounts receivable at December 31, 2012. Customer A and Customer B accounted for approximately 61% and 8% of accounts receivable at December 31, 2012 and 2011, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	December 31,
	2012	2011
Supplier A	70%	72%
Supplier B	*	14%
Supplier C	13%	*

_________________

* Amounts are less than 10%

At December 31, 2012 and December 31, 2011, Supplier A accounted for approximately $115,000 or 58% and $171,000 or 64%, of accounts payable, respectively.

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

Other Intangible Assets

Andrea amortizes its core technology and patents and trademarks on a straight-line basis over their estimated useful lives that range from 10 to 20 years.

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2012 and 2011.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considering changes in previously existing positive and negative evidence in the third quarter of 2012, the Company determined that a full valuation allowance against the deferred tax asset was required. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2009 through 2012. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

Stock-Based Compensation

At December 31, 2012, Andrea had two stock-based employee compensation plans, which are described more fully in Note 11. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

Shipping and Handling Costs

Andrea incurs shipping and handling costs in its operations. These costs are included in "Cost of revenues" in the consolidated statements of operations. $66,313 and $80,919 were billed to customers and are included in net revenues for the years ended December 31, 2012 and 2011, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Advertising Expenses

In accordance with ASC 720 all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2012 and 2011 were $73,442 and $127,371, respectively and are included in general, administrative and selling expenses.

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about payments to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 applies to all assets and liabilities that are measured and reported on a fair value basis.

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2012 and 2011, the carrying value of all financial instruments approximated fair value.

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

3.   INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,
	2012	2011
Core Technology	$8,567,448	$8,567,448
Trademarks and Patents	696,317	658,067
	9,263,765	9,225,515
Less: accumulated amortization	(8,510,792)	(8,029,629)
	$752,973	$1,195,886

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The changes in the carrying amount of intangible assets during the years ended December 31, 2012 and 2011 were as follows:

	Core Technology	Trademarks and Patents	Totals
Balance as of January 1, 2011	$1,324,263	$324,600	$1,648,863
Additions during the period	—	26,092	26,092
Amortization	(441,421)	(37,648)	(479,069)
Balance as of December 31, 2011	$882,842	$313,044	$1,195,886
Additions during the period	—	38,250	38,250
Amortization	(441,421)	(39,742)	(481,163)
Balance as of December 31, 2012	$441,421	$311,552	$752,973

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2012, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology and concluded that the Andrea DSP Microphone and Audio Software Products business segment was not impaired. At December 31, 2011, Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

Amortization expense was $481,163 and $479,069 for the years ended December 31, 2012 and 2011, respectively. The remaining core technology of $441,421 will be amortized in 2013. Trademarks and patents, once issued are amortized on a straight-line basis over periods ranging from 10-20 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $468,007, $34,045, $33,964, $33,228 and $30,361 per year, respectively.

4.   INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2012	2011
Raw materials	$25,484	$19,044
Finished goods	1,262,535	1,338,730
	1,288,019	1,357,774
Less: reserve for obsolescence	(654,950)	(655,597)
	$633,069	$702,177

5.   PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2012	2011
Leasehold Improvements	$20,501	$20,501
Information Technology Equipment	315,243	302,390
Furniture and fixtures	108,878	108,878
Tools, molds and testing equipment	253,976	215,806
	698,598	647,575
Less: accumulated depreciation and amortization	(432,461)	(340,135)
	$266,137	$307,440

Depreciation and amortization of property and equipment was $92,326 and $67,114 for the years ended December 31, 2012 and 2011, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

6.   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2012	2011
Accrued payroll and related expenses	$80,480	$89,003
Accrued professional and other service fees	82,806	78,591
	$163,286	$167,594

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

As of December 31, 2012, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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
DECEMBER 31, 2012

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

As of December 31, 2012, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

9.   INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2011 and during the years ended December 31, 2012 and 2011.

The Company was required to evaluate all of its tax positions including any limitations from the result of a change in control under Section 382. During 2007, the Company performed a preliminary evaluation as to whether a change in control had taken place. Management has determined that it is more likely than not that a change in control may have taken place. As a result of its preliminary evaluation management has determined that $30 million of its $50 million of total NOL may be subject to limitation and accordingly reduced its net deferred tax asset and related valuation allowance by $11.7 million.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2009 through 2012. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2012. For the year ended December 31, 2012, the Company determined that, more likely than not, its deferred tax assets would be not be realized and, accordingly, increased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The components of loss before income taxes are as follows:

	For the Years Ended December 31,
	2012	2011

Domestic	$(1,338,047)	$(498,021)
Foreign	164	1,403

Loss before income taxes	$(1,337,883)	$(496,618)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The provision for income tax consists of the following:

	For the Years Ended December 31,
	2012	2011
Current:
Federal	$—	$—
Foreign	16	172
State and Local	—	—
Total Current	16	172

Deferred
Federal	(306,872)	16,564
Foreign	—	—
State and Local	(45,128)	2,436
Adjustment to valuation allowance related to net deferred tax assets	506,621	79
Total Deferred	154,621	19,079
Provision for income taxes	$154,637	$19,251

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before benefit for income taxes is as follows:

	For the Years Ended December 31,
	2012	2011

Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(5)%	(5)%
Core technology amortization	11%	30%
Stock Option Expense Related to Incentive Stock Options	2%	10%
Change in valuation allowance for net deferred tax assets	38%	3%
	12%	4%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2012	2011
Deferred tax assets:
Accrued expenses	$37,000	$37,000
Allowance for doubtful accounts	7,000	7,000
Reserve for obsolescence	256,000	256,000
Expense associated with non-qualified stock options	88,000	85,000
Foreign tax credit	100,000	100,000
General business credit	1,142,000	1,119,000
NOL carryforward	7,584,000	7,258,000
	9,214,000	8,862,000
Less: valuation allowance	(9,214,000)	(8,707,379)
Deferred tax asset, net	$—	$154,621

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2012	2011

Beginning Balance	$8,707,379	$8,707,300
Change in Allowance	506,621	79
Ending Balance	$9,214,000	$8,707,379

As of December 31, 2012, Andrea had net operating loss and credit carryforwards of approximately $19.4 million (net amount after potential Section 382 limitations) expiring in varying amounts beginning in 2013 through 2032. Andrea has foreign tax credits of approximately $100,000 expiring in varying amounts beginning 2016 through 2020 and General Business Credits of approximately $1.1 million expiring in varying amounts beginning in 2013 through 2032. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

10.   COMMITMENTS AND CONTINGENCIES

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was approximately $93,994 and $91,308 for the year ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2013	112,562
2014	112,575
2015	37,749
Total	$262,886

Employment Agreements

In July 2012, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2012 and the agreement expires July 31, 2013 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $350,000 (which was identical to Mr. Andrea’s salary for the period from August 1, 2011 to July 31, 2012) through July 31, 2013. In December 2012, Mr. Andrea, voluntarily, agreed to a $50,000 decrease of his annual salary for the remainder of the term of his employment agreement. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to two times his base salary with continuation of health and medical benefits for two years in the event of a change in control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is also entitled to a severance payment equal to six months of his base salary and a continuation for 12 months of health insurance coverage for Mr. Andrea, his spouse and his dependents. At December 31, 2012, the future minimum cash commitments under this agreement aggregate $175,000.

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

Legal Proceedings

In December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant. We cannot predict the outcome of this litigation although the Company believes the lawsuit is without merit.

11.   STOCK PLANS AND STOCK-BASED COMPENSATION

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2012, there were 4,341,936 shares available for further issuance under the 2006 Plan.

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

There were no stock options granted during 2012 or 2011.

Option activity during 2012 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2012	17,760,321	$0.10	$0.09	5.83 years	15,489,553	$0.10	$0.09	5.50 years
Cancelled	(483,000)	$0.55	$0.51
Forfeited	(7,000)	$0.08	$0.08
At December 31, 2012	17,270,321	$0.08	$0.08	4.95 years	16,635,237	$0.08	$0.08	4.85 years

During the year ended December 31, 2012, 1,628,684 options vested with a weighted average exercise price of $0.09 and a weighted average fair value of $0.09 per option. Based on the December 31, 2012, fair market value of the Company’s common stock of $0.03 per share there is no aggregate intrinsic value of the 17,270,321 options outstanding and 16,635,237 shares exercisable.

Total compensation expense recognized related to stock option awards was $58,621 and $157,008 for the year ended December 31, 2012 and 2011, respectively. In the accompanying consolidated statement of operations for the year ending December 31, 2012, $47,575 of expense is included in general, administrative and selling expenses, $7,417 is included in research and development expenses and $3,629 is included in cost of revenues. In the accompanying consolidated statement of operations for the year ending December 31, 2011 $126,305 of expense is included in general, administrative and selling expenses, $21,285 is included in research and development expenses and $9,418 is included in cost of revenues.

As of December 31, 2012, there was $14,162 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized in 2013.

12.   SEGMENT INFORMATION

Andrea follows the provisions of ASC 280, “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (DSDA), Andrea Direction Finding and Tracking Array microphone technology (DFTA), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Our Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2012 and 2011:

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

2012 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti-Noise Products	Total 2012
Net revenues from external customers	$571,836	$2,111,359	$2,683,195
License revenues	641,721	—	641,721
Loss from operations	586,659	759,593	1,346,252
Depreciation and amortization	482,171	91,318	573,489
Purchases of property and equipment	8,427	42,596	51,023
Purchases of patents and trademarks	19,234	19,016	38,250
Assets	1,946,597	1,783,161	3,729,758
Total long lived assets	759,273	259,837	1,019,110

2011 Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti-Noise Products	Total 2010
Net revenues from external customers	$608,700	$2,223,640	$2,832,340
License revenues	1,332,312	—	1,332,312
Income (loss) from operations	146,069	(650,591)	(504,522)
Depreciation and amortization	478,819	67,364	546,183
Purchases of property and equipment	19,761	105,766	125,527
Purchases of patents and trademarks	16,175	9,917	26,092
Assets	3,178,206	2,059,158	5,237,364
Total long lived assets	1,213,783	289,543	1,503,326

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2012 and 2011, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2012	2011
Net Revenues:
United States	$2,769,116	$3,484,170
Foreign(1)	555,800	680,482
	$3,324,916	$4,164,652
Accounts receivable:
United States	$206,575	$499,679
Foreign	22,450	63,084
	$229,025	$562,763

____________________________________

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for year ended December 31, 2012 and 2011.

$76,297 of our property and equipment, net represents product tools and molds. These tools and molds are located in Asia at the manufacturing facility, which produces the respective product. All of our remaining property and equipment, net is located at our facility in Bohemia, New York.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 29, 2013
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 29, 2013
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 29, 2013
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 29, 2013
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 29, 2013
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 29, 2013
Jonathan D. Spaet