Form 10-Q
period 2013-03-31
ANDREA ELECTRONICS CORP
filed 2013-05-15
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2013, there were 63,721,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$1,460,491	$1,746,363
Accounts receivable, net of allowance for doubtful accounts of $17,980 and $18,980, respectively	353,877	229,025
Inventories, net	561,850	633,069
Prepaid expenses and other current assets	62,048	89,327
Total current assets	2,438,266	2,697,784

Property and equipment, net	242,854	266,137
Intangible assets, net	634,652	752,973
Other assets, net	13,198	12,864
Total assets	$3,328,970	$3,729,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$205,539	$197,954
Accrued Series C Preferred Stock Dividends	73,921	73,921
Other current liabilities	146,468	163,286
Total current liabilities	425,928	435,161

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
63,721,035 shares	637,210	637,210
Additional paid-in capital	77,527,089	77,521,216
Accumulated deficit	(75,270,330)	(74,872,902)

Total shareholders’ equity	2,903,042	3,294,597

Total liabilities and shareholders’ equity	$3,328,970	$3,729,758

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues
Net Product revenues	$526,161	$547,249
License revenues	149,419	217,832
Revenues	675,580	765,081

Cost of revenues	308,808	320,736

Gross margin	366,772	444,345

Research and development expenses	178,867	188,042

General, administrative and selling expenses	587,462	616,671

Loss from operations	(399,557)	(360,368)

Interest income, net	2,129	2,221

Loss before provision for income taxes	(397,428)	(358,147)

Provision for income taxes	—	—

Net loss	$(397,428)	$(358,147)

Basic and diluted weighted average shares	63,721,035	63,721,035

Basic and diluted net loss per share	$(0.01)	$(0.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2013	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,521,216	$(74,872,902)	$3,294,597
Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	5,873	—	5,873
Net loss	—	—	—	—	—	—	—	(397,428)	(397,428)
Balance, March 31, 2013	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,527,089	$(75,270,330)	$2,903,042

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(397,428)	$(358,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,604	140,929
Stock based compensation expense	5,873	20,316
Change in:
Accounts receivable	(124,852)	150,806
Inventories	71,219	124,018
Prepaid expenses, other current assets and other assets	26,945	(70,222)
Trade accounts payable	7,585	(155,160)
Other current liabilities	(16,818)	(40,441)
Net cash used in operating activities	(285,872)	(187,901)

Cash flows used in investing activities:
Purchases of patents and trademarks	—	(1,013)
Net cash used in investing activities	—	(1,013)

Net decrease in cash	(285,872)	(188,914)

Cash, beginning of year	1,746,363	2,193,377
Cash, end of period	$1,460,491	$2,004,463

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$365	$3,430

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2012 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 29, 2013. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2012 audited consolidated financial statements.

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

Total potential common shares as of:	March 31, 2013	March 31, 2012
Options to purchase common stock (Note 6)	17,205,821	17,382,821
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 4)	3,628,576	3,628,576
Total potential common shares	22,858,055	23,035,055

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2013 and December 31, 2012, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At March 31, 2013, the Company’s cash was held at two financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Customer A	16%	*
Customer B	*	26%
Customer C	*	10%

*	Amounts are less than 10%

As of March 31, 2013, Customer A, Customer B and Customer C accounted for approximately 30%, 11% and 7% of accounts receivable, respectively. As of December 31, 2012, Customer B and Customer C accounted for approximately 32% and 11% of accounts receivable, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Supplier A	99%	42%
Supplier B	*	19%
Supplier C	*	16%

At March 31, 2013 and December 31, 2012, Supplier A accounted for approximately 66% and 58% of trade accounts payable, respectively.

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

Inventories—Inventories are stated at the lower of cost (on a first-in, first-out) or market basis. The cost of inventory is based on the respective cost of materials. Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories based on the specific identification method as well as a general reserve. Andrea records changes in inventory reserves as part of cost of revenues.

	March 31, 2013	December 31, 2012
Raw materials	$25,462	$25,484
Finished goods	1,187,066	1,262,535
	1,212,528	1,288,019
Less: reserve for obsolescence	(650,678)	(654,950)
	$561,850	$633,069

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At March 31, 2012 Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability. At March 31, 2013, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology and concluded that the Andrea DSP Microphone and Audio Software Products business segment was not impaired.

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

Subsequent to March 31, 2013, one of the Company’s customers determined that certain royalties related to their licensing agreement were not reported for 2012 and for the quarter ended March 31, 2013. The Company and the customer are in the process of determining the amount of unreported royalty revenue due to the Company. Since the Company is unable to estimate this amount, the Company has not recorded any revenue related to the unreported royalty revenue. The Company will record the unreported royalty revenue once the amount can be reasonably estimated.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated interim financial statements. The Company’s evaluation was performed for tax years ended 2009 through 2012. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At March 31, 2013, Andrea had two stock-based employee compensation plans, which are described more fully in Note 6. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net loss for the periods presented.

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

As of March 31, 2013, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of March 31, 2013, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5. Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was approximately $23,729 and $23,038 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2013 (April 1 – December 31)	$84,896
2014	112,575
2015	37,749
Total	$235,220

Employment Agreements

In July 2012, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2012 and the agreement expires July 31, 2013 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $350,000 (which was identical to Mr. Andrea’s salary for the period from August 1, 2011 to July 31, 2012) through July 31, 2013. In December 2012, Mr. Andrea voluntarily agreed to a $50,000 decrease of his annual salary for the remainder of the term of his employment agreement. The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to two times his base salary with continuation of health and medical benefits for two years in the event of a change in control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is also entitled to a severance payment equal to six months of his base salary and a continuation for 12 months of health insurance coverage for Mr. Andrea, his spouse and his dependents. At March 31, 2013, the future minimum cash commitments under this agreement aggregate $100,000.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At March 31, 2013, there were 4,386,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three months ended March 31, 2013 and 2012.

Option activity during 2013 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2013	17,270,321	$0.08	$0.08	4.95 years	16,635,237	$0.08	$0.08	4.85 years
Expired	(64,500)	$0.09	$0.07
At March 31, 2013	17,205,821	$0.08	$0.08	4.71 years	16,570,737	$0.08	$0.08	4.60 years

Based on the March 31, 2013 fair market value of the Company’s common stock of $0.06, the aggregate intrinsic value for the 17,205,821 options outstanding and 16,570,737 shares exercisable is $122,800.

Total compensation expense recognized related to stock option awards was $5,873 and $20,316 for the three months ended March 31, 2013 and 2012, respectively. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013, $5,094 of expense is included in general, administrative and selling expenses, $675 is included in research and development expenses and $104 is included in cost of revenues. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012, $16,554 of expense is included in general, administrative and selling expenses, $2,607 is included in research and development expenses and $1,155 is included in cost of revenues.

As of March 31, 2013, there was $8,673 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized during 2013.

Note 7. Segment Information

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Andrea DSP Microphone and Audio Software Products and (ii) Andrea Anti-Noise Products. Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

The following represents selected condensed consolidated financial information for Andrea’s segments for the three-month periods ended March 31, 2013 and 2012.

2013 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Three Month Segment Data
Net revenues from external customers	$43,395	$482,766	$526,161
License Revenues	149,419	—	149,419
Loss from operations	152,354	247,203	399,557
Depreciation and amortization	124,064	17,540	141,604
Assets	1,714,713	1,614,257	3,328,970
Property and equipment and intangibles	633,280	244,226	877,506

2012 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Three Month Segment Data
Net revenues from external customers	$120,167	$427,082	$547,249
License Revenues	217,832	—	217,832
Loss from operations	(106,514)	(253,854)	(360,368)
Depreciation and amortization	119,997	20,932	140,929
Purchases of patents and trademarks	766	247	1,013

December 31, 2012 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Year End Segment Data
Assets	$1,946,597	$1,783,161	$3,729,758
Property and equipment and intangibles	759,273	259,837	1,019,110

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2013 and 2012, and as of each respective period-end, net revenues and accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2013	March 31, 2012
Net revenues:
United States	$470,730	$621,490
Foreign(1)	204,850	143,591
	$675,580	$765,081

(1)	Net revenue from the People’s Republic of China and Singapore represented 16% of total net revenues for the three months ended March 31, 2013. Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended March 31, 2012.

As of March 31, 2013 and December 31, 2012, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2013	December 31, 2012
Accounts receivable:
United States	$218,151	$206,575
Foreign	135,726	22,450
	$353,877	$229,025

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2012. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended March 31, 2013 were $675,580 compared to $765,081 for the three months ended March 31, 2012. Net loss for the three months ended March 31, 2013 was $397,428, or $0.01 per share on a basic and diluted basis, and $358,147, or $0.01 per share on a basic and diluted basis for the three months ended March 31, 2012. We continue to explore opportunities to grow sales in other business areas; we are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of May 10, 2013. The number of shares outstanding does not include an aggregate of 27,244,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,205,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,386,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results Of Operations

Three Months ended March 31, 2013 compared to Three Months ended March 31, 2012

Net Revenues

	For the Three Months Ended March 31,		%
	2013	2012	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$21,293	$7,979	167	(a)
All other Andrea Anti-Noise net product revenues	461,473	419,103	10	(b)
Total Andrea Anti-Noise Products net Product revenues	$482,766	$427,082	13
Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	—	39,140	(100)	(c)
All other Andrea DSP Microphone and Audio product revenues	43,395	81,027	(46)	(d)
License revenues	149,419	217,832	(31)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	192,814	337,999	(43)

Total Revenues	$675,580	$765,081	(12)

(a)	The increase of approximately $13,000 represents increased product sales to our educational customers for use with their distance learning products as compared to the three months ended March 31, 2012.

(b)	The increase of approximately $42,000 in all other Andrea Anti-noise product revenues is related to increased demand from our distributor and reseller customers when compared to the same period in 2012.

(c)	The approximate $39,000 decrease in sales of automotive array microphone products is the result of no product sales to integrators of public safety vehicle solutions during the quarter ended March 31, 2013.

(d)	The approximate $38,000 decrease in all other Andrea DSP Microphone and Audio product revenues is related to timing of shipments to some of our OEM customers.

(e)	The $68,000 decrease in license revenues is a result of decreased royalties reported for the three months ended March 31, 2013 as compared to the same period last year. We believe this decrease is related to timing of revenues reported for PC models which feature our technology and unreported revenues from one of our customers for certain royalties for which we are unable to estimate the amount at March 31, 2013.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended March 31, 2013 increased to 46% from 42% for the three months ended March 31, 2012. This increase is the result of decreased licensing revenue. The cost of revenues as a percentage of net revenues for the three months ended March 31, 2013 for Andrea Anti-Noise Products was 59% compared to 61% for the three months ended March 31, 2012. The cost of revenues as a percentage of net revenues for the three months ended March 31, 2013 for the Andrea DSP Microphone and Audio Software Products was 14% compared to 18% for the three months ended March 31, 2012. The decrease in cost of revenues as a percentage of revenues for the Andrea Anti-Noise Products for the three months ended March 31, 2013 was a result of an increase in revenues in this segment. The decrease in cost of revenues as a percentage of revenues for Andrea DSP Microphone and Audio Software Products for the three months ended March 31, 2013 was a result of the of decreased OEM revenues and decreased revenues of automotive array microphone products.

Research and Development

Research and development expenses for the three months ended March 31, 2013 decreased 5% to $178,867 from $188,042 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the decrease in research and development expenses reflects a 12% decrease in our Andrea Anti-Noise Headset Product efforts to $70,094, or 39% of total research and development expenses. Our Andrea DSP Microphone and Audio Software Technology efforts remained relatively flat at $108,773, or 61% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending may provide Andrea with a competitive advantage.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 5% to $587,462 for the three months ended March 31, 2013 from $616,671 for the three months ended March 31, 2012. This decrease of approximately $29,000 is related to a decrease in compensation and promotion and marketing expenses. For the three months ended March 31, 2013, the Andrea DSP Microphone and Audio Software Technology general, administrative and selling expenses are $210,206, or 36% of total general, administrative and selling expenses and our Andrea Anti-Noise Headset Product general, administrative and selling expenses are $377,256, or 64% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the three months ended March 31, 2013 was $2,129 compared to $2,221 for the three months ended March 31, 2012.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2013 or March 31, 2012.

Net loss

Net loss for the three months ended March 31, 2013 was $397,428 compared to a net loss of $358,147 for the three months ended March 31, 2012. The net loss for the three months ended March 31, 2013 and March 31, 2012 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

Andrea’s principal sources of funds are cash on hand. At March 31, 2013, we had cash of $1,460,491 compared with $1,746,363 at December 31, 2012. The decrease in our cash balance at March 31, 2013 was primarily a result of our cash used in operations.

Our working capital balance at March 31, 2013 was $2,012,338 compared to working capital of $2,262,623 at December 31, 2012. The decrease in working capital reflects a decrease in total current assets of $259,518 and a decrease in total current liabilities of $9,233. The decrease in total current assets reflects a decrease in cash of $285,872, an increase in accounts receivable of $124,852, a decrease in inventories of $71,219, and a decrease in prepaid expenses and other current assets of $27,279. The decrease in total current liabilities reflects an increase in trade accounts payable of $7,585, and a decrease of $16,818 in other current liabilities.

The decrease in cash of $285,872 reflects net cash used in operating activities.

The cash used in operating activities of $285,872, excluding non-cash charges for the three months ended March 31, 2013, was attributable to a $124,852 increase in accounts receivable, a $71,219 decrease in inventories, a $26,945 decrease in prepaid expenses, other current assets and other assets, a $7,585 increase in trade accounts payable, and a $16,818 decrease in other current liabilities. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

We plan to improve our cash flows in 2013 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of May 10, 2013, Andrea has approximately $1,400,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least March 2014. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. If our revenues decline, these reductions may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

Exhibit 101.0* The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed
Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the
Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial
Statements.
    *  Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: May 15, 2013

/s/ DOUGLAS J. ANDREA Douglas J. Andrea	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	May 15, 2013

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	May 15, 2013