Form 10-Q
period 2013-06-30
ANDREA ELECTRONICS CORP
filed 2013-08-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2013, there were 63,721,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash	$1,271,040	$1,746,363
Accounts receivable, net of allowance for doubtful accounts of $18,425 and $18,980, respectively	628,194	229,025
Inventories, net	742,794	633,069
Prepaid expenses and other current assets	101,521	89,327
Total current assets	2,743,549	2,697,784

Property and equipment, net	220,118	266,137
Intangible assets, net	530,882	752,973
Other assets, net	13,198	12,864
Total assets	$3,507,747	$3,729,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$298,973	$197,954
Accrued Series C Preferred Stock Dividends	73,921	73,921
Other current liabilities	162,087	163,286
Total current liabilities	534,981	435,161

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,533,026	77,521,216
Accumulated deficit	(75,206,543)	(74,872,902)

Total shareholders’ equity	2,972,766	3,294,597

Total liabilities and shareholders’ equity	$3,507,747	$3,729,758

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Net product revenues	$345,208	$677,963	$871,369	$1,225,212
License revenues	626,413	206,525	775,832	424,357
Revenues	971,621	884,488	1,647,201	1,649,569

Cost of revenues	247,559	393,132	556,367	713,868

Gross margin	724,062	491,356	1,090,834	935,701

Research and development expenses	167,357	197,007	346,224	385,049

General, administrative and selling expenses	494,661	554,021	1,082,123	1,170,692

Income (loss) from operations	62,044	(259,672)	(337,513)	(620,040)

Interest income, net	1,743	2,118	3,872	4,339

Income (loss) before provision for income taxes	63,787	(257,554)	(333,641)	(615,701)

Provision for income taxes	—	16	—	16

Net income (loss)	$63,787	$(257,570)	$(333,641)	$(615,717)

Basic weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035

Diluted weighted average shares	72,210,532	63,721,035	63,721,035	63,721,035

Basic and diluted net income (loss) per share	$.00	$(.00)	$(.01)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2013	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,521,216	$(74,872,902)	$3,294,597

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	11,810	—	11,810

Net loss	—	—	—	—	—	—	—	(333,641)	(333,641)

Balance, June 30, 2013	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,533,026	$(75,206,543)	$2,972,766

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(333,641)	$(615,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,108	285,013
Stock based compensation	11,810	40,632
Change in:
Accounts receivable	(399,169)	16,303
Inventories	(109,725)	87,710
Prepaid expenses, other current assets and other assets	(12,528)	4,269
Trade accounts payable	101,019	(32,206)
Other current liabilities	(1,199)	839
Net cash used in operating activities	(463,325)	(213,157)

Cash flows used in investing activities:
Purchases of property and equipment	—	(29,709)
Purchases of patents and trademarks	(11,998)	(23,051)
Net cash used in investing activities	(11,998)	(52,760)

Net decrease in cash	(475,323)	(265,917)

Cash, beginning of year	1,746,363	2,193,377
Cash, end of period	$1,271,040	$1,927,460

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$365	$3,447

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 29, 2013. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2012 audited consolidated financial statements.

Note 2.             Summary of Significant Accounting Policies

Income (loss) Earnings Per Share - Basic income (loss) earnings per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings adjusts basic (loss) earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total potential common shares as of:
Options to purchase common stock (Note 6)	10,025,821	17,382,821	17,205,821	17,382,821
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	—	2,023,658	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 4)	—	3,628,576	3,628,576	3,628,576

Total potential common shares	10,025,821	23,035,055	22,858,055	23,035,055

The following table sets forth the components used in the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income (loss)	$63,787	$(257,570)	$(333,641)	$(615,717)
Denominator:
Weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035
Effect of dilutive securities:
Series C Convertible Preferred Stock	2,023,658	—	—	—
Series D Convertible Preferred Stock	3,628,576	—	—	—
Options to purchase common stock (Note 6)	2,837,263	—	—	—
Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	72,210,532	63,721,035	63,721,035	63,721,035

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the periods ended June 30, 2013 and December 31, 2012, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At June 30, 2013 and December 31, 2012, the Company’s cash is held at two financial institutions.

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Customer A	60%	*	42%	*
Customer B	*	15%	*	*
Customer C	*	21%	*	23%
Customer D	*	10%	*	*

_________________

* Amounts are less than 10%

Customer A accounted for approximately 69% of total accounts receivable at June 30, 2013.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Supplier A	81%	41%	86%	41%
Supplier B	18%	39%	14%	30%
Supplier C	*	22%	*	13%

_________________

* Amounts are less than 10%

At June 30, 2013 and December 31, 2012, Supplier A accounted for approximately 50% and 58% of accounts payable, respectively.

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

	June 30,	December 31,
	2013	2012
Raw materials	$15,286	$25,484
Finished goods	1,363,669	1,262,535
	1,378,955	1,288,019
Less: reserve for obsolescence	(636,161)	(654,950)
	$742,794	$633,069

Intangible and Lived Assets - Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At June 30, 2013 Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

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

During the three months ended March 31, 2013, it was determined that certain royalties related to a customer’s licensing agreement were not reported for 2012 and for the quarter ended March 31, 2013. The amount of unreported royalty revenue due to the Company was determined during the three months ended June 30, 2013. Since the Company was unable to estimate this amount at March 31, 2013, the Company did not record any revenue related to the unreported royalty revenue. During the three months ended June 30, 2013, the Company reported revenue of approximately $445,000, of which $295,000 and $150,000 consisted of royalties related to the licensing agreement from 2012 and for the quarter ended March 31, 2013, respectively.

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

Stock-Based Compensation -At June 30, 2013, Andrea had two stock-based employee compensation plans, which are described more fully in Note 6. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, except as noted in Note 5, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

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

As of June 30, 2013, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of June 30, 2013, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5.             Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was $24,203 and $47,932 for the three and six-month periods ended June 30, 2013, respectively. Rent expense under this operating lease was $23,498 and $46,536 for the three and six-month periods ended June 30, 2012, respectively.

As of June 30, 2013, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2013 (July 1 – December 31)	$61,513
2014	123,994
2015	49,167
2016	6,661
Total	$241,335

Employment Agreements

In July 2013, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2013 and expires July 31, 2014 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 (which is $50,000 less to Mr. Andrea’s salary for the period from August 1, 2011 to December 31, 2012). The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000. The total quarterly bonus amount may not exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to two times his salary. continuation of health and

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

medical benefits for two years and immediate vesting of all stock options in the event of a change in control and subsequent termination of his employment within the later of the term of his employment agreement or 6 months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is also entitled to a severance payment equal to six months of his salary and a continuation for 12 months of health insurance coverage for Mr. Andrea, his spouse and his dependents.

In July 2012, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement was August 1, 2012 and the agreement expired July 31, 2013 and was subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea received an annual base salary of $350,000 (which was identical to Mr. Andrea’s salary for the period from August 1, 2011 to July 31, 2012) through July 31, 2013. In December 2012, Mr. Andrea voluntarily agreed to a $50,000 decrease of his annual salary for the remainder of the term of his employment agreement. The employment agreement provided for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000. The total quarterly bonus amount may not exceed $12,500; excluding the quarter ended June 30, 2013, as determined by the Compensation Committee due to unreported revenue related to 2012 and the quarter ended March 31, 2013 (see Note 2); and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea was also entitled to a change in control payment equal to two times his base salary with continuation of health and medical benefits for two years in the event of a change in control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea was also entitled to a severance payment equal to six months of his base salary and a continuation for 12 months of health insurance coverage for Mr. Andrea, his spouse and his dependents. At June 30, 2013, the future minimum cash commitments under this agreement aggregate $25,000.

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

Legal Proceedings

In May 2013, Wayne F. Jones and Roberta Jones, filed a law suit in the Superior Court of Providence County, Rhode Island, against 84 Lumber Company and over 120 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the their contraction of asbestos-related mesothelioma and other asbestos-related pathologies. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

be granted to key employees, officers, directors and consultants. At June 30, 2013, there were 4,386,436 shares available for further issuance under the 2006 Plan.

The stock option awards granted under these plans have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; with vesting periods of up to four years and 10-year contractual terms.

The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during the three and six months ended June 30, 2013 and 2012.

Option activity during 2013 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2013	17,270,321	$0.08	$0.08	4.95 years	16,635,237	$0.08	$0.08	4.85 years
Expired	(64,500)	$0.09	$0.07

At June 30, 2013	17,205,821	$0.08	$0.08	4.46 years	16,570,737	$0.08	$0.08	4.35 years

Based on the June 30, 2013 fair market value of the Company’s common stock of $0.06, the aggregate intrinsic value for the 17,205,821 options outstanding and 16,570,737 shares exercisable is $122,800. During the three months ended June 30, 2013, no additional options vested.

Total compensation expense recognized related to stock option awards was $5,937 and $20,316 for the three months ended June 30, 2013 and 2012, respectively. In the accompanying condensed consolidated statements of operations for the three months ended June 30, 2013, $5,094 of expense is included in general, administrative and selling expenses, $675 is included in research and development expenses and $168 is included in cost of revenues. In the accompanying consolidated statements of operations for the three months ended June 30, 2012, $16,554 of expense is included in general, administrative and selling expenses, $2,607 is included in research and development expenses and $1,155 is included in cost of revenues. Total compensation expense recognized related to all stock option awards was $11,810 and $40,632 for the six months ended June 30, 2013 and 2012, respectively. In the accompanying condensed consolidated statements of operations for the six months ending June 30, 2013, $10,188 of expense is included in general, administrative and selling expenses, $1,350 is included in research and development expenses and $272 is included in cost of revenues. In the accompanying condensed consolidated statements of operations for the six months ending June 30, 2012, $33,108 of expense is included in general, administrative and selling expenses, $5,214 is included in research and development expenses and $2,310 is included in cost of revenues.

As of June 30, 2013, there was $2,736 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans. This unrecognized compensation cost is expected to be recognized in 2013.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended June 30, 2013 and 2012.

2013 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Three Month Total

Net revenues from external customers	$33,358	$311,850	$345,208
License revenues	626,413	—	626,413
Income (loss) from operations	347,773	(285,729)	62,044
Depreciation and amortization	120,034	19,762	139,796
Purchases of patents and trademarks	13,018	273	13,291
Assets	1,897,670	1,610,077	3,507,747
Total long lived assets	526,264	224,736	751,000

2012 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Three Month Total

Net revenues from external customers	$191,204	$486,759	$677,963
License revenues	206,525	—	206,525
Loss from operations	(68,104)	(191,568)	(259,672)
Depreciation and amortization	120,777	23,307	144,084
Purchases of property and equipment	2,453	27,256	29,709
Purchases of patents and trademarks	10,457	11,581	22,038

December 31, 2012 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Year End Total

Assets	$1,946,597	$1,783,161	$3,729,758
Total long lived assets	759,273	259,837	1,019,110

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the six-month periods ended June 30, 2013 and 2012:

2013 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Six Month Total

Net revenues from external customers	$76,753	$794,616	$871,369
License revenues	775,832	—	775,832
Income (loss) from operations	195,420	(532,933)	(337,513)
Depreciation and amortization	240,081	40,027	280,108
Purchases of patents and trademarks	9,001	2,997	11,998

2012 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Six Month Total

Net revenues from external customers	$311,371	$913,841	$1,225,212
License revenues	424,357	—	424,357
Loss from operations	(174,618)	(445,422)	(620,040)
Depreciation and amortization	240,775	44,238	285,013
Purchases of property and equipment	2,453	27,256	29,709
Purchases of patents and trademarks	11,223	11,828	23,051

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2013 and 2012, net revenues by geographic area are as follows:

Geographic Data	June 30, 2013	June 30, 2012

Net revenues:
United States	$330,155	$766,977
Foreign(1)	641,466	117,511
	$971,621	$884,488

(1)           Net revenue from the People’s Republic of China and Singapore represented 60% of total net revenues for the three months ended June 30, 2013. Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended June 30, 2012.

For the six-month periods ended June 30, 2013 and 2012, net revenues by geographic area are as follows:

Geographic Data	June 30, 2013	June 30, 2012

Net revenues:
United States	$800,885	$1,388,467
Foreign(1)	846,316	261,102
	$1,647,201	$1,649,569

(1)           Net revenue from the People’s Republic of China and Singapore represented 42% of total net revenues for the six months ended June 30, 2013. Net revenues to any one foreign country did not exceed 10% of total net revenues for the six months ended June 30, 2012.

As of June 30, 2013 and December 31, 2012, accounts receivable by geographic area is as follows:

Geographic Data	June 30, 2013	December 31, 2012

Accounts receivable:
United States	$170,451	$206,575
Foreign(1)	457,743	22,450
	$628,194	$229,025

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended June 30, 2013 were $971,621 compared to $884,488 for the three months ended June 30, 2012. Net income for the three months ended June 30, 2013 was $63,787, or $0.00 income per share on a basic and diluted basis compared to net loss of $257,570 or $0.00 loss per share on a basic and diluted basis for the three months ended June 30, 2012. Our revenues for the six months ended June 30, 2013 were $1,647,201 compared to $1,649,569 for the six months ended June 30, 2012. Net loss for the six months ended June 30, 2013 was $333,641 or $.01 loss per share on a basic and diluted basis, compared to net loss of $615,717, or $0.01 loss per share on a basic and diluted basis for the six months ended June 30, 2012. We continue to explore opportunities to grow sales in other business areas. We are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of August 9, 2013. The number of shares outstanding does not include an aggregate of 27,244,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,205,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,386,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Results Of Operations

Three and Six Months ended June 30, 2013 compared to Three and Six Months ended June 30, 2012

Net Revenues

	For the Three Months Ended June 30,		%	For the Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$7,082	$79,609	(91)	$28,375	$87,588	(68	) (a)
All other Andrea Anti-Noise net product revenues	304,768	407,150	(25)	766,241	826,253	(7	) (b)
Total Andrea Anti-Noise Products net Product revenues	$311,850	$486,759	(36)	$794,616	$913,841	(13)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	3,996	150,477	(97)	3,996	189,617	(98	) (c)
All other Andrea DSP Microphone and Audio product revenues	29,362	40,726	(28)	72,757	121,753	(40	) (d)
License revenues	626,413	206,526	203	775,832	424,358	83	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	659,771	397,729	66	852,585	735,728	16

Total Revenues	$971,621	$884,488	10	$1,647,201	$1,649,569	—

(a)	The decreases of approximately $73,000 and $59,000 for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012 represent decreased product sales to our educational customers for use with their distance learning products. We believe that these changes in product sales relate to the timing of the customers’ demand for our products.
(b)	The decreases of approximately $102,000 and $60,000 for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012 in all other Andrea Anti-Noise product revenues is primarily related to decreased demand from our distance learning customers as well as distributor and reseller customers.
(c)	The decreases of approximately $146,000 and $186,000 for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012 in sales of automotive array microphone products are primarily the result of decreased product sales to integrators of public safety vehicle solutions.
(d)	The decreases of approximately $11,000 and $49,000 for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012 in all other Andrea DSP Microphone and Audio Software product revenues is related to decreased demand from our OEM customers.
(e)	The increases of approximately $420,000 and $351,000 for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012 are the result of the Company determining that certain royalties related to a customer’s licensing agreement were not reported for 2012 and for the three months ended March 31, 2013 and the Company subsequently recording such royalties during the three months ended June 30, 2013. During the three months ended June 30, 2013, the Company recorded revenue of approximately $445,000 related to this customer’s licensing agreements, of which approximately $295,000 and $150,000 of royalties related to their licensing agreement from 2012 and the quarter ended March 31, 2013, respectively.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended June 30, 2013 decreased to 26% from 44% for the three months ended June 30, 2012. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2013 for

Andrea Anti-Noise Products was 72% compared to 60% for the three months ended June 30, 2012. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2013 for Andrea DSP Microphone and Audio Software Products was 4% compared to 26% for the three months ended June 30, 2012. Cost of revenues as a percentage of net revenues for the six months ended June 30, 2013 decreased to 34% from 43% for the six months ended June 30, 2012. The cost of revenues as a percentage of net revenues for the six months ended June 30, 2013 for Andrea Anti-Noise Products was 64% compared to 60% for the six months ended June 30, 2012. The cost of revenues as a percentage of net revenues for the six months ended June 30, 2013 for Andrea DSP Microphone and Audio Software Products was 6% compared to 22% for the six months ended June 30, 2012. The increases for the Andrea Anti-Noise Products revenues for the three and six month periods was attributable to the different product mix of revenues which resulted in sales of higher margin products combined with decrease in revenues in this segment and therefore decreased revenue to apply to our fixed cost of revenues decreases in revenues related to this segment. The decreases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the three and six month periods relate to increased licensing revenues offset in part by increased OEM revenues.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 decreased 15% to $167,357 from $197,007 for the three months ended June 30, 2012. For the three months ended June 30, 2013, the decrease in research and development expenses reflects a 9% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $97,810, or 58% of total research and development expenses and a 22% decrease in our Andrea Anti-Noise Headset Product efforts to $69,547, or 42% of total research and development expenses. Research and development expenses for the six months ended June 30, 2013 decreased 10% to $346,224 from $385,049 for the six months ended June 30, 2012. For the six months ended June 30, 2013, the decrease in research and development expenses reflects a 5% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $206,583, or 60% of total research and development expenses and a 17% decrease in our Andrea Anti-Noise Headset Product efforts to $139,641, or 40% of total research and development expenses.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased 11% to $494,661 for the three months ended June 30, 2013 from $554,021 for the three months ended June 30, 2012. For the three months ended June 30, 2013, the expenses reflect a 26% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $189,953, or 38% of total general, administrative and selling expenses and a 2% increase in our Andrea Anti-Noise Headset Product efforts to $304,708, or 62% of total general, administrative and selling expenses. General, administrative and selling expenses decreased 8% to, $1,082,123 for the six months ended June 30, 2013 from $1,170,692 for the six months ended June 30, 2012. For the six months ended June 30, 2013, the expenses reflect a 25% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $400,159, or 37% of total general, administrative and selling expenses and a 7% increase in our Andrea Anti-Noise Headset Product efforts to $681,964, or 63% of total general, administrative and selling expenses. The quarter over quarter decrease relates to a decrease of stock based compensation expense.

Interest Income, net

Interest income, net for the three months ended June 30, 2013 was $1,743 compared to $2,118 for the three months ended June 30, 2012. Interest income, net for the six months ended June 30, 2013 was $3,872 compared to $4,339 for the six months ended June 30, 2012.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2013 compared to a provision for income taxes of $16 for the three months ended June 30, 2012. There was no provision for income taxes for the six months ended June 30, 2013 compared to a provision for income taxes of $16 for the three months ended June 30, 2012.

Net Loss/Net Income

Net income for the three months ended June 30, 2013 was $63,787 compared to net loss of $257,570 for the three months ended June 30, 2012. Net loss for the six months ended June 30, 2013 was $333,641 compared to net loss of $615,717 for the six months ended June 30, 2012. The net income (loss) for the three and six months ended June 30, 2013 and 2012 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2013, we had cash of $1,271,040 compared with $1,746,363 at December 31, 2012. The cash balance at June 30, 2013 was primarily the result of our cash that we historically generated from operations.

Our working capital balance at June 30, 2013 was $2,208,568 compared to a working capital of $2,262,623 at December 31, 2012. The decrease in working capital reflects an increase in total current assets of $45,765 and an increase in total current liabilities of $99,820. The increase in total current assets reflects a decrease in cash of $475,323, an increase in accounts receivable of $399,169, an increase in inventories of $109,725, and an increase in prepaid expenses and other current assets of $12,194. The increase in total current liabilities reflects an increase in trade accounts payable of $101,019 and a decrease of $1,199 in other current liabilities.

The decrease in cash of $475,323 reflects $463,325 of net cash used in operating activities and $11,998 of net cash used in investing activities.

The cash used in operating activities of $463,325, excluding non-cash charges for the six months ended June 30, 2013, was attributable to a $399,169 increase in accounts receivable, a $109,725 increase in inventories, a $12,528 decrease in prepaid expenses, other current assets and other assets, a $101,019 increase in accounts payable, and a $1,199 decrease in other current liabilities. The changes in accounts receivables, inventories, prepaid expenses, other current assets and other assets and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $11,998 reflects an increase in patents and trademarks of $11,998. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to improve our cash flows in 2013 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of August 9, 2013, Andrea has approximately $1,200,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least June 2014. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. If our revenues decline, a reduction in overall expenses may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In May 2013, Wayne F. Jones and Roberta Jones, filed a law suit in the Superior Court of Providence County, Rhode Island, against 84 Lumber Company and over 120 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the their contraction of asbestos-related mesothelioma and other asbestos-related pathologies. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company will hold its annual meeting of shareholders at the Clarion Hotel, 3845 Veterans Memorial Highway, Ronkonkoma, New York on Tuesday, October 15, 2013 at 3:00 p.m.

ITEM 6. EXHIBITS

a)	Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

Exhibit 101.0* The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: August 14, 2013
/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2013
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2013
Corisa L. Guiffre	Assistant Corporate Secretary