Form 10-Q
period 2013-09-30
ANDREA ELECTRONICS CORP
filed 2013-11-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2013, there were 63,721,035 common shares outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets:
Cash	$966,468	$1,746,363
Accounts receivable, net of allowance for doubtful accounts of $17,920 and $18,980, respectively	598,209	229,025
Inventories, net	814,964	633,069
Prepaid expenses and other current assets	107,476	89,327
Total current assets	2,487,117	2,697,784

Property and equipment, net	197,383	266,137
Intangible assets, net	430,140	752,973
Other assets, net	13,198	12,864
Total assets	$3,127,838	$3,729,758

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$305,554	$197,954
Accrued Series C Preferred Stock Dividends	73,921	73,921
Other current liabilities	174,230	163,286
Total current liabilities	553,705	435,161

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,535,762	77,521,216
Accumulated deficit	(75,607,912)	(74,872,902)
Total shareholders’ equity	2,574,133	3,294,597
Total liabilities and shareholders’ equity	$3,127,838	$3,729,758

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Net product revenues	$529,402	$817,416	$1,400,771	$2,042,628
License revenues	229,470	125,851	1,005,302	550,208
Revenues	758,872	943,267	2,406,073	2,592,836

Cost of revenues	340,755	456,871	897,122	1,170,739

Gross margin	418,117	486,396	1,508,951	1,422,097

Research and development expenses	176,577	189,822	522,801	574,871

General, administrative and selling expenses	515,860	642,319	1,597,983	1,813,011

Loss from operations	(274,320)	(345,745)	(611,833)	(965,785)

Interest income, net	1,342	2,053	5,214	6,392

Loss before provision for income taxes	(272,978)	(343,692)	(606,619)	(959,393)

Provision for income taxes	128,391	154,621	128,391	154,637

Net loss	$(401,369)	$(498,313)	$(735,010)	$(1,114,030)

Basic and diluted weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035

Basic and diluted net loss per share	$(.01)	$(.01)	$(.01)	$(.02)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2013	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,521,216	$(74,872,902)	$3,294,597

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	14,546	—	14,546

Net loss	—	—	—	—	—	—	—	(735,010)	(735,010)

Balance, September 30, 2013	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,535,762	$(75,607,912)	$2,574,133

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(735,010)	$(1,114,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420,269	429,258
Stock based compensation	14,546	52,904
Provision for income tax withholding	128,391	—
Deferred income taxes	—	154,621
Change in:
Accounts receivable	(497,575)	284,569
Inventories	(181,895)	(40,166)
Prepaid expenses, other current assets and other assets	(18,483)	(6,866)
Trade accounts payable	107,600	148,495
Other current liabilities	10,944	(33,189)
Net cash used in operating activities	(751,213)	(124,404)

Cash flows used in investing activities:
Purchases of property and equipment	—	(35,293)
Purchases of patents and trademarks	(28,682)	(27,306)
Net cash used in investing activities	(28,682)	(62,599)

Net decrease in cash	(779,895)	(187,003)

Cash, beginning of year	1,746,363	2,193,377
Cash, end of period	$966,468	$2,006,374

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$60,525	$4,041

See Notes to Condensed Consolidated Financial Statements.

Note 1.	Basis of Presentation and Management’s Liquidity Plans

Basis of Presentation — The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Loss Per Share — Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three and Nine Months Ended
	September 30, 2013	September 30, 2012
Total potential common shares as of:
Options to purchase common stock (Note 6)	17,205,821	17,375,821
Series C Convertible Preferred Stock and related accrued dividends (Note 3)	2,023,658	2,023,658
Series D Convertible Preferred Stock and related warrants (Note 4)	3,628,576	3,628,576
Total potential common shares	22,858,055	23,028,055

Cash — Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the periods ended September 30, 2013 and December 31, 2012, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At September 30, 2013 and December 31, 2012, the Company’s cash was held at two financial institutions.

Concentration of Credit Risk — The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Customer A	27%	*	37%	*
Customer B	15%	32%	*	1%
Customer C	*	13%	*	20%

*	Amounts are less than 10%

Customer A accounted for approximately 47% of total accounts receivable at September 30, 2013. Customer C accounted for approximately 32% of total accounts receivable at December 31, 2012.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Supplier A	90%	94%	88%	67%
Supplier B	*	*	*	15%

*	Amounts are less than 10%

At September 30, 2013 and December 31, 2012, Supplier A accounted for approximately 57% and 58% of accounts payable, respectively.

Allowance for Doubtful Accounts — The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories — Inventories are stated at the lower of cost (on a first-in, first-out) or market basis. The cost of inventory is based on the respective cost of materials. Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories based on the specific identification method as well as a general reserve. Andrea records changes in inventory reserves as part of cost of revenues.

	September 30, 2013	December 31, 2012
Raw materials	$18,278	$25,484
Finished goods	1,237,027	1,262,535
	1,255,305	1,288,019
Less: reserve for obsolescence	(440,341)	(654,950)
	$814,964	$633,069

Intangible and Lived Assets — Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At September 30, 2013 and 2012, Andrea concluded that the Andrea DSP Microphone and Audio Software Products business segment was not required to be tested for recoverability.

Revenue Recognition — Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with ASC 985, “Software” and ASC 605 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts. In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

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

Income Taxes — Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated interim financial statements. The Company’s evaluation was performed for tax years ended 2009 through 2012. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The provision for income taxes for the three months ended September 30, 2013 of approximately $128,000 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. Although this provision could be offset by future tax benefits since the Company records a full valuation against deferred tax assets, the provision of approximately $128,000 will not be reduced by such tax benefits. Additionally, approximately $87,000 of the provision recorded for the three months ended September 30, 2013 relates to royalty revenue reported during the three months ended June 30, 2013. At the time the revenue was reported, the Company was unaware that some portion of this revenue would be subject to foreign income tax as this income was previously exempt from foreign taxes. The provision for income taxes for the three months ended September 30, 2012 of approximately $155,000 is the result of increasing the valuation allowance against our deferred tax assets after considering changes in previously existing positive and negative evidence of the Company’s ability to utilize those deferred tax assets.

Stock-Based Compensation — At September 30, 2013, Andrea had two stock-based employee compensation plans, which are described more fully in Note 6. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Use of Estimates — The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Subsequent Events — The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, except as noted in Note 6, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

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

As of September 30, 2013, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of September 30, 2013, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 5.	Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was $24,441 and $72,373 for the three and nine-month periods ended September 30, 2013, respectively. Rent expense under this operating lease was $23,729 and $70,265 for the three and nine-month periods ended September 30, 2012, respectively.

As of September 30, 2013, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2013 (October 1 — December 31)	$31,232
2014	123,994
2015	49,167
2016	6,661
Total	$211,054

Employment Agreements

In July 2013, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2013 and expires July 31, 2014 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 (which is $50,000 less than Mr. Andrea’s salary for the period from August 1, 2011 to December 31, 2012). The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to two times his base salary, plus a prorated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the change in control, continuation of health and medical benefits for two years and immediate vesting of all stock options in the event of a change in control and subsequent termination of his employment within the later of the term of his employment agreement or 6 months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At September 30, 2013, the future minimum cash commitments under this agreement aggregate $250,000.

In November 1999, as amended August 2008, the Company entered into a change in control agreement with the Chief Financial Officer, Corisa L. Guiffre. This agreement provides for a change in control payment equal to three times her average annual compensation for the five preceding taxable years, all restrictions on any restricted stock will lapse immediately and all stock options will vest immediately and continuation of health and medical benefits for three years in the event of a change in control of the Company, as defined in the agreement, and subsequent termination of employment other than for cause.

Legal Proceedings

In May 2013, Wayne F. Jones and Roberta Jones, filed a law suit in the Superior Court of Providence County, Rhode Island, against 84 Lumber Company and over 120 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the their contraction of asbestos-related mesothelioma and other asbestos-related pathologies. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit and intends to try to get the matter dismissed as the

Company has not been identified in discovery. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

In December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit and intends to file a Motion for Summary Judgment to that affect. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At September 30, 2013, there were 4,386,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three and nine months ended September 30, 2013 and 2012.

Option activity during 2013 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2013	17,270,321	$0.08	$0.08	4.95 years	16,635,237	$0.08	$0.08	4.85 years
Expired	(64,500)	$0.09	$0.07
At September 30, 2013	17,205,821	$0.08	$0.08	4.21 years	17,205,821	$0.08	$0.08	4.21 years

Based on the September 30, 2013 fair market value of the Company’s common stock of $0.10, the aggregate intrinsic value for the 17,205,821 options outstanding and exercisable is $436,080. During the three months ended September 30, 2013, 635,084 additional options vested.

Total compensation expense recognized related to stock option awards was $2,736 and $12,272 for the three months ended September 30, 2013 and 2012, respectively. In the accompanying condensed consolidated statements of operations for the three months ended September 30, 2013, $2,186 of expense is included in general, administrative and selling expenses, $438 is included in research and development expenses and $112 is included in cost of revenues. In the accompanying condensed consolidated statements of operations for the three months ended September 30, 2012, $9,643 of expense is included in general, administrative and selling expenses, $1,666 is included in research and development expenses and $963 is included in cost of revenues. Total compensation expense recognized related to all stock option awards was $14,546 and $52,904 for the nine months ended September 30, 2013 and 2012, respectively. In the accompanying condensed consolidated statements of operations for the nine months ending

September 30, 2013, $12,374 of expense is included in general, administrative and selling expenses, $1,788 is included in research and development expenses and $384 is included in cost of revenues. In the accompanying condensed consolidated statements of operations for the nine months ending September 30, 2012, $42,751 of expense is included in general, administrative and selling expenses, $6,880 is included in research and development expenses and $3,273 is included in cost of revenues.

As of September 30, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1998 and 2006 Plans.

In October 2013, Andrea granted 150,000 shares of Common Stock with a weighted average fair market value of $0.14. The grants provide for up to a two year vesting period, a weighted exercise price of $0.14 per share, which was the fair market value of the Company’s common stock at the date of grant, and a weighted average term of 5.9 years. The fair value of these 150,000 stock options was $20,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended September 30, 2013 and 2012.

2013 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Three Month Total
Net revenues from external customers	$51,633	$477,769	$529,402
License revenues	229,470	—	229,470
Loss from operations	(47,604)	(226,716)	(274,320)
Depreciation and amortization	120,715	19,446	140,161
Purchases of patents and trademarks	16,642	42	16,684
Assets	1,504,987	1,622,851	3,127,838
Total long lived assets	422,201	205,322	627,523

2012 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Three Month Total
Net revenues from external customers	$88,187	$729,229	$817,416
License revenues	125,851	—	125,851
Loss from operations	(222,383)	(123,362)	(345,745)
Depreciation and amortization	120,689	23,557	144,246
Purchases of property and equipment	4,121	1,463	5,584
Purchases of patents and trademarks	1,346	2,909	4,255

December 31, 2012 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Year End Total
Assets	$1,946,597	$1,783,161	$3,729,758
Total long lived assets	759,273	259,837	1,019,110

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the nine-month periods ended September 30, 2013 and 2012:

2013 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Nine Month Total
Net revenues from external customers	$128,387	$1,272,384	$1,400,771
License revenues	1,005,302	—	1,005,302
Income (loss) from operations	147,816	(759,649)	(611,833)
Depreciation and amortization	361,416	58,853	420,269
Purchases of patents and trademarks	28,480	202	28,682

2012 Nine Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2012 Nine Month Total
Net revenues from external customers	$399,558	$1,643,070	$2,042,628
License revenues	550,208	—	550,208
Loss from operations	(397,000)	(568,785)	(965,785)
Depreciation and amortization	361,464	67,794	429,258
Purchases of property and equipment	6,574	28,719	35,293
Purchases of patents and trademarks	12,569	14,737	27,306

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2013 and 2012, net revenues by geographic area are as follows:

Geographic Data	September 30, 2013	September 30, 2012
Net revenues:
United States	$452,562	$778,503
Foreign(1)	306,310	164,764
	$758,872	$943,267

(1)	Net revenue from the People’s Republic of China and Singapore represented 28% of total net revenues for the three months ended September 30, 2013. Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended September 30, 2012.

For the nine-month periods ended September 30, 2013 and 2012, net revenues by geographic area are as follows:

Geographic Data	September 30, 2013	September 30, 2012
Net revenues:
United States	$1,253,447	$2,166,970
Foreign(1)	1,152,626	425,866
	$2,406,073	$2,592,836

(1)	Net revenue from the People’s Republic of China and Singapore represented 37% of total net revenues for the nine months ended September 30, 2013. Net revenues to any one foreign country did not exceed 10% of total net revenues for the nine months ended September 30, 2012.

As of September 30, 2013 and December 31, 2012, accounts receivable by geographic area is as follows:

Geographic Data	September 30, 2013	December 31, 2012
Accounts receivable:
United States	$271,075	$206,575
Foreign	327,134	22,450
	$598,209	$229,025

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

Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

—	the volume of sales of our products under our collaborative marketing arrangements;
—	the cost of development of our products;
—	the mix of products we sell;
—	the mix of distribution channels we use;
—	the timing of our new product releases and those of our competitors;
—	fluctuations in the computer and communications hardware and software marketplace; and
—	general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended September 30, 2013 were $758,872 compared to $943,267 for the three months ended September 30, 2012. Net loss for the three months ended September 30, 2013 was $401,369, or $0.01 loss per share on a basic and diluted basis compared to net loss of $498,313 or $0.01 loss per share on a basic and diluted basis for the three months ended September 30, 2012. Our revenues for the nine months ended September 30, 2013 were $2,406,073 compared to $2,592,836 for the nine months ended September 30, 2012. Net loss for the nine months ended September 30, 2013 was $735,010 or $.01 loss per share on a basic and diluted basis, compared to net loss of $1,114,030, or $0.02 loss per share on a basic and diluted basis for the nine months ended September 30, 2012. We continue to explore opportunities to grow sales in other business areas. We are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of November 8, 2013. The number of shares outstanding does not include an aggregate of 27,174,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 17,285,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,236,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Results Of Operations

Three and Nine Months ended September 30, 2013 compared to Three and Nine Months ended September 30, 2012

Net Revenues

	For the Three Months Ended September 30,		%	For the Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Andrea Anti-Noise Products net Product revenues
Sales of products to OEM customers for use with educational software	$112,755	$325,781	(65)	$146,258	$413,369	(65)	(a)
All other Andrea Anti-Noise net product revenues	365,014	403,448	(10)	1,126,127	1,229,701	(8)	(b)
Total Andrea Anti-Noise Products net Product revenues	$477,769	$729,229	(34)	$1,272,385	$1,643,070	(23)

Andrea DSP Microphone and Audio Software Products revenues
Sales of automotive array microphone products	12,900	13,525	(5)	44,412	121,485	(63)	(c)
All other Andrea DSP Microphone and Audio product revenues	38,733	74,662	(48)	83,974	278,073	(70)	(d)
License revenues	229,470	125,851	82	1,005,302	550,208	83	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	281,103	214,038	31	1,133,688	949,766	19

Total Revenues	$758,872	$943,267	(20)	$2,406,073	$2,592,836	(7)

(a)	The decreases of approximately $213,000 and $267,000 for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, represent decreased product sales to our educational customers for use with their distance learning products. We believe that these changes in product sales relate to the timing of the customers’ demand for our products.

(b)	The decreases of approximately $38,000 and $104,000 for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, in all other Andrea Anti-noise product revenues is primarily related to decreased demand from our distance learning customers as well as distributor and reseller customers.

(c)	The decrease of approximately $77,000 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, in sales of automotive array microphone products is primarily the result of decreased product sales to integrators of public safety vehicle solutions.

(d)	The decreases of approximately $36,000 and $194,000 for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, in all other Andrea DSP Microphone and Audio Software product revenues is related to decreased demand from our OEM customers.

(e)	The increase of approximately $104,000 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, is the result of an increase in sales of PC models which feature our technology. The increase of approximately $455,000 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, is the result of an increase in sales of PC models which feature our technology and the Company’s determination that certain royalties of approximately $295,000 related to a customer’s licensing agreement were not reported for 2012.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended September 30, 2013 decreased to 45% from 48% for the three months ended September 30, 2012. The cost of revenues as a percentage of net revenues for the three months ended September 30, 2013 for Andrea Anti-Noise Products was 65% compared to 56% for the three months ended September 30, 2012. The cost of revenues as a percentage of net revenues for the three months ended September 30, 2013 for Andrea DSP Microphone and Audio Software Products was 12% compared to 22% for the three months ended September 30, 2012. Cost of revenues as a percentage of net revenues for the nine months ended September 30, 2013 decreased to 37% from 45% for the nine months ended September 30, 2012. The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2013 for Andrea Anti-Noise Products was 64% compared to 59% for the nine months ended September 30, 2012. The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2013 for Andrea DSP Microphone and Audio Software Products was 7% compared to 22% for the nine months ended September 30, 2012. The increases for the Andrea Anti-Noise Products revenues for the three and nine month periods was attributable to the different product mix of revenues which resulted in sales of higher margin products combined with decrease in revenues in this segment and therefore decreased revenue to apply to our fixed cost of revenues decreases in revenues related to this segment. The decreases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the three and nine month periods relate to increased licensing revenues offset in part by increased OEM revenues.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 decreased 7% to $176,577 from $189,822 for the three months ended September 30, 2012. For the three months ended September 30, 2013, the decrease in research and development expenses reflects a 6% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $100,493, or 57% of total research and development expenses and a 8% decrease in our Andrea Anti-Noise Headset Product efforts to $76,084, or 43% of total research and development expenses. Research and development expenses for the nine months ended September 30, 2013 decreased 9% to $522,801 from $574,871 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the decrease in research and development expenses reflects a 5% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $307,076, or 59% of total research and development expenses and a 14% decrease in our Andrea Anti-Noise Headset Product efforts to $215,725, or 41% of total research and development expenses.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased 20% to $515,860 for the three months ended September 30, 2013 from $642,319 for the three months ended September 30, 2012. For the three months ended September 30, 2013, the expenses reflect a 31% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $195,784 or 38% of total general, administrative and selling expenses and a 11% decrease in our Andrea Anti-Noise Headset Product efforts to $320,076, or 62% of total general, administrative and selling expenses. General, administrative and selling expenses decreased 12% to, $1,597,983 for the nine months ended September 30, 2013 from $1,813,011 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the expenses reflect a 27% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $595,943, or 37% of total general, administrative and selling expenses and less than a 1% increase in our Andrea Anti-Noise Headset Product efforts to $1,002,040, or 63% of total general, administrative and selling expenses. The quarter over quarter decrease relates primarily to a decrease of stock based compensation expense.

Interest Income, net

Interest income, net for the three months ended September 30, 2013 was $1,342 compared to $2,053 for the three months ended September 30, 2012. Interest income, net for the nine months ended September 30, 2013 was $5,214 compared to $6,392 for the nine months ended September 30, 2012.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2013 was $128,391 compared to a provision for income taxes of $154,621 for the three months ended September 30, 2012. The provision for income taxes for the nine months ended September 30, 2013 was $128,391 compared to a provision for income taxes of $154,637 for the three months ended September 30, 2012. The provision for income taxes for the three months ended September 30, 2013 of approximately $128,000 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. Although this provision could be offset by future tax benefits since the Company records a full valuation against deferred tax assets, the provision of approximately $128,000 will not be reduced by such tax benefits. Additionally, approximately $87,000 of the provision recorded for the three months ended September 30, 2013 relates to royalty revenue reported during the three months ended June 30, 2013. At the time the revenue was reported, the Company was unaware that some portion of this revenue would be subject to foreign income tax as this income was previously exempt from foreign taxes. The provision for income taxes for the three months ended September 30, 2012 of approximately $155,000 is the result of increasing the valuation allowance against our deferred tax assets after considering changes in previously existing positive and negative evidence of the Company’s ability to utilize those deferred tax assets.

Net Loss

Net loss for the three months ended September 30, 2013 was $401,369 compared to net loss of $498,313 for the three months ended September 30, 2012. Net loss for the nine months ended September 30, 2013 was $735,010 compared to net loss of $1,114,030 for the nine months ended September 30, 2012. The net loss for the three and nine months ended September 30, 2013 and 2012 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2013, we had cash of $966,468 compared with $1,746,363 at December 31, 2012. The cash balance at September 30, 2013 was primarily the result of our cash that we historically generated from operations.

Our working capital balance at September 30, 2013 was $1,933,412 compared to a working capital balance of $2,262,623 at December 31, 2012. The decrease in working capital reflects a decrease in total current assets of $210,667 and an increase in total current liabilities of $118,544. The increase in total current assets reflects a decrease in cash of $779,895, an increase in accounts receivable of $369,184, an increase in inventories of $181,895, and an increase in prepaid expenses and other current assets of $18,149. The increase in total current liabilities reflects an increase in trade accounts payable of $107,600 and an increase of $10,944 in other current liabilities.

The decrease in cash of $779,895 reflects $751,213 of net cash used in operating activities and $28,682 of net cash used in investing activities.

The cash used in operating activities of $751,213, excluding non-cash charges for the nine months ended September 30, 2013, was attributable to a $497,575 increase in accounts receivable, a $181,895 increase in inventories, a $18,483 increase in prepaid expenses, other current assets and other assets, a $107,600 increase in accounts payable, and a $10,944 decrease in other current liabilities. The changes in accounts receivables, inventories, prepaid expenses, other current assets and other assets and accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $28,682 reflects an increase in patents and trademarks of $28,682. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to improve our cash flows in 2013 by aggressively pursuing additional licensing opportunities related to our Andrea DSP Audio Software and increasing the sales of our Andrea Anti-Noise Headset Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. However, there can be no assurance that we will be able to successfully execute the aforementioned plans. As of November 8, 2013, Andrea has approximately $800,000 of cash deposits. We believe that we have sufficient liquidity available to continue in operation through at least September 2014. To the extent that we do not generate sufficient cash flows from our operations in the next twelve months, additional financing might be required. If our revenues decline, a reduction in overall expenses may impede our ability to be cash flow positive and our net income or loss may be disproportionately affected. We have no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Andrea. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In May 2013, Wayne F. Jones and Roberta Jones, filed a law suit in the Superior Court of Providence County, Rhode Island, against 84 Lumber Company and over 120 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the their contraction of asbestos-related mesothelioma and other asbestos-related pathologies. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit and intends to try to get the matter dismissed as the Company has not been identified in discovery. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

In addition, in December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit and intends to file a Motion for Summary Judgment to that affect. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 10.1 — Employment Agreement dated August 1, 2013, by and between Andrea Electronics and Douglas J. Andrea(1)

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 — Section 1350 Certifications

Exhibit 101.0 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By: /s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2013

/s/ DOUGLAS J. ANDREA Douglas J. Andrea	Chairman of the Board, President, Chief Executive Officer and Corporate Secretary	November 14, 2013

/s/ CORISA L. GUIFFRE Corisa L. Guiffre	Vice President, Chief Financial Officer and Assistant Corporate Secretary	November 14, 2013