Form 10-Q
period 2014-03-31
ANDREA ELECTRONICS CORP
filed 2014-05-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 9, 2014, there were 63,721,035 common shares outstanding.

-

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$3,348,737	$1,000,422
Accounts receivable, net of allowance for doubtful accounts of $17,920	297,602	368,991
Inventories, net	695,677	820,586
Prepaid expenses and other current assets	76,655	75,858
Total current assets	4,418,671	2,265,857

Property and equipment, net	165,816	183,726
Intangible assets, net	339,807	326,109
Other assets, net	13,218	13,218
Total assets	$4,937,512	$2,788,910

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$286,248	$341,436
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	13,039	12,141
Other current liabilities	130,126	161,681
Total current liabilities	503,334	589,179

Long-term deferred revenue	3,000,000	—
Long-term debt	200,750	—
Total liabilities	3,704,084	589,179

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,547,593	77,544,011
Accumulated deficit	(76,960,448)	(75,990,563)

Total shareholders’ equity	1,233,428	2,199,731

Total liabilities and shareholders’ equity	$4,937,512	$2,788,910

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenues
Net Product revenues	$424,161	$526,161
License revenues	194,844	149,419
Revenues	619,005	675,580

Cost of revenues	249,414	308,808

Gross margin	369,591	366,772

Research and development expenses	174,524	178,867

General, administrative and selling expenses	1,126,863	587,462

Loss from operations	(931,796)	(399,557)

Interest income, net	495	2,129

Loss before provision for income taxes	(931,301)	(397,428)

Provision for income taxes	38,584	—

Net loss	$(969,885)	$(397,428)

Basic and diluted weighted average shares	63,721,035	63,721,035

Basic and diluted net loss per share	$(0.02)	$(0.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,544,011	$(75,990,563)	$2,199,731

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	3,582	—	3,582

Net loss	—	—	—	—	—	—	—	(969,885)	(969,885)

Balance, March 31, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,547,593	$(76,960,448)	$1,233,428

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(969,885)	$(397,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,126	141,604
Stock based compensation expense	3,582	5,873
Inventory reserve	7,107	(4,272)
Provision for income tax withholding	38,584	—
Change in:
Accounts receivable	32,805	(124,852)
Inventories	117,802	75,491
Prepaid expenses, other current assets and other assets	(797)	26,945
Trade accounts payable	(55,188)	7,585
Other current liabilities	(31,555)	(16,818)
Short-term and long-term deferred revenue	3,000,898	—
Net cash provided by (used in) operating activities	2,171,479	(285,872)

Cash flows used in investing activities:
Purchases of patents and trademarks	(23,914)	—
Net cash used in investing activities	(23,914)	—

Cash flows provided by financing activities:
Proceeds from long-term debt	200,750	—
Net cash provided by financing activities	200,750	—

Net increase (decrease) in cash	2,348,315	(285,872)

Cash, beginning of year	1,000,422	1,746,363
Cash, end of period	$3,348,737	$1,460,491

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$48,304	$365

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In addition, the December 31, 2013 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 25, 2014.  The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2013 audited consolidated financial statements.

Note 2.

Summary of Significant Accounting Policies

Loss Per Share - Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted loss adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Total potential common shares as of:	March 31, 2014	March 31, 2013

Options to purchase common stock (Note 7)	17,025,321	17,205,821
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576

Total potential common shares	22,677,555	22,858,055

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less.  At various times during the periods ended March 31, 2014 and December 31, 2013, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At March 31, 2014, the Company’s cash was held at three financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Customer A	31%	16%
Customer B	11%	*

_________________

* Amounts are less than 10%

As of March 31, 2014, Customer A accounted for approximately 52% of accounts receivable.  As of December 31, 2013, Customer A accounted for approximately 46% of accounts receivable.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following supplier accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Supplier A	100%	99%

At March 31, 2014 and December 31, 2013, Supplier A accounted for approximately 10% and 43% of trade accounts payable, respectively.

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

	March 31,	December 31,
	2014	2013
Raw materials	$18,247	$18,228
Finished goods	1,120,130	1,237,951
	1,138,377	1,256,179
Less: reserve for obsolescence	(442,700)	(435,593)
	$695,677	$820,586

Intangible and Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.  This new cost basis will be net of any recorded impairment.  At March 31, 2014, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.  At March 31, 2013, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) of the Andrea DSP Microphone and Audio Software core technology to the carrying value of that technology and concluded that the Andrea DSP Microphone and Audio Software Products business segment was not impaired.

Revenue Recognition - Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment.  With respect to licensing revenues, Andrea recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 985, “Software” and ASC 605 “Revenue Recognition.”  License revenue is recognized based on the terms and conditions of individual contracts.  In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company expects to have taxable income

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

as a result of the long-term deferred revenue created by the Revenue Sharing and Note Purchase Agreement.  The Company will offset the taxable income by utilization of their net operating loss carry forwards and reduce its valuation allowance by approximately $300,000.  This reduction will be offset by the same reduction of the deferred tax asset resulting in no benefit or provision for the quarter ended March 31, 2014 relating to taxable income from the long-term deferred revenue.   Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements.  The Company's evaluation was performed for tax years ended 2010 through 2013.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At March 31, 2014, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7.  Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Note 3.

Revenue Sharing and Note Purchase Agreement

On February 14, 2014, (“the closing date”) the Company entered into a Revenue Sharing and Note Purchase Agreement (the “Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”).  Under the Agreement, the Company has granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,000,000, which is recorded as long-term deferred revenue.  The deferred revenue will be recognized over the period in which the Company

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

generates any future monetization revenues with AND34.  In addition, the Company issued $200,000 of notes to the AND34 and has agreed to issue and sell to the AND34 additional notes (“Notes”) up to $4,000,000 during the four years after the closing date (which may extend to a fifth year by mutual agreement), or such greater amount as the AND34may agree in their sole discretion.  The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for future expenses of the Company incurred in pursuing patent monetization.  The rights to the Company’s revenues from the Patents and the Notes are secured by the Patents.

Any Monetization Revenues (as defined in the Agreement) received from the Patents will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Notes. After the Notes are paid in full, the Monetization Revenues received from the Patents will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 100% to the Revenue Participants (such percentage to be allocated to the Revenue Participants until they have received $3,000,000) to ultimately 20% to the Revenue Participants.  Monetization Revenues is defined in the Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license fees, settlement payments and judgments.

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

Following an Event of Default, which is defined in the Agreement to include a failure to perform or observe any of the covenants or agreements set forth in the Agreement, including a failure to comply with the Business Plan, the Note Purchasers and Revenue Participants may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or the exercise of any power granted under the Agreement or ancillary documents including the Notes.  In addition, upon a change in control of the Company or an Event of Default based on the Business Plan, the Note Purchasers and Revenue Participants and the Collateral Agent may either exercise the patent license granted to the Collateral Agent, direct the Company to assign the patents to a special purpose entity controlled by the Note Purchasers and Revenue Participants or perfect the security interest in the Patents, provided that in the case of any assignment of the Patents, the Company will have a non-revocable, perpetual sub-licensable right and license back to use the Patents for the sale of proprietary products and other licenses consistent with the Agreement.

Long-term debt

Long-term debt consists of the following:

	March 31,	December 31,
	2014	2013
Note Payable	$200,000	$—
PIK interest	750	—
Total long-term debt	200,750	—
Less: current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$200,750	$—

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR plus 2% per annum, (3% at March 31, 2014); provided that upon and during the continuance of an Event of Default (as set forth in the Agreement), the interest rate will increase an additional 2% per annum.  Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due on June 30, 2019.  The Company may prepay the Notes from time to time in whole or in part, without penalty or premium.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2014, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

Note 5.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2014, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6.

Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was approximately $24,441 and $23,729 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2014 (April 1 – December 31)	$93,725
2015	49,167
2016	6,661
Total	$149,553

Employment Agreements

In July 2013, the Company entered into an employment agreement with Mr. Andrea.  The effective date of the employment agreement is August 1, 2013 and expires July 31, 2014 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 (which is $50,000 less than Mr. Andrea’s salary for the period from August 1, 2011 to December 31, 2012).  The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000.  Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value.  All bonuses shall be payable as soon as the Company’s cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee.  Mr. Andrea is also entitled to a change in control payment equal to two times his base salary, plus a prorated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the change in control, continuation of health and medical benefits for two years and immediate vesting of all stock options in the event of a change in control and subsequent termination of his employment within the later of the term of his employment agreement or 6 months following the change of control.  In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months.  At March 31, 2014, the future minimum cash commitments under this agreement aggregate $100,000.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At March 31, 2014, there were 4,461,936 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three months ended March 31, 2014 and 2013.

Option activity during 2014 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2014	17,225,321	$0.08	$0.08	4.03 years	17,108,654	$0.08	$0.08	3.99 years
Expired	(200,000)	$0.08	$0.08
At March 31, 2014	17,025,321	$0.08	$0.08	3.75 years	16,908,654	$0.08	$0.08	3.71 years

Based on the March 31, 2014 fair market value of the Company’s common stock of $0.13, the aggregate intrinsic value for the 17,025,321 options outstanding and 16,908,654 shares exercisable is $792,186.

Total compensation expense recognized related to stock option awards was $3,582 and $5,873 for the three months ended March 31, 2014 and 2013, respectively.  In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2014, $3,582 of expense is included in general, administrative and selling expenses.  In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013, $5,094 of expense is included in general, administrative and selling expenses, $675 is included in research and development expenses and $104 is included in cost of revenues.

As of March 31, 2014, there was $8,169 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plans.  This unrecognized compensation cost is expected to be recognized during 2014 and 2015.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended March 31, 2014 and 2013.

2014 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2014 Three Month Segment Data

Net product revenues	$17,697	$406,464	$424,161
License revenues	194,844	—	194,844
Loss from operations	641,569	290,227	931,796
Depreciation and amortization	13,849	14,277	28,126
Purchases of patents and trademarks	23,914	—	23,914
Assets	3,690,471	1,247,041	4,937,512
Property and equipment and intangibles	344,710	160,913	505,623

2013 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Three Month Segment Data

Net product revenues	$43,395	$482,766	$526,161
License revenues	149,419	—	149,419
Loss from operations	152,354	247,203	399,557
Depreciation and amortization	124,064	17,540	141,604

December 31, 2013 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Year End Segment Data

Assets	$1,277,040	$1,511,870	$2,788,910
Property and equipment and intangibles	334,645	175,190	509,835

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended March 31, 2014 and 2013, and as of each respective period-end, net revenues and accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2014	March 31, 2013

Net revenues:
United States	$323,189	$470,730
Foreign(1)	295,816	204,850
	$619,005	$675,580

__________________________

(1)	Net revenue from the People’s Republic of China and Singapore represented 31% and 16% of total net revenues for the three months ended March 31, 2014 and March 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2014	December 31, 2013

Accounts receivable:
United States	$87,882	$141,621
Foreign	209,720	227,370
	$297,602	$368,991

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis.  The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results may vary from these estimates and assumptions under different and/or future circumstances.  Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2013. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies.  There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects.  Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Operations

Three Months ended March 31, 2014 compared to Three Months ended March 31, 2013

Net Revenues

	For the Three Months Ended March 31,		% Change
	2014	2013
Andrea Anti-Noise Product revenues
Revenues of products to OEM customers for use with educational software	$4,559	$21,293	(79	)(a)
All other Andrea Anti-Noise net product revenues	401,905	461,473	(13	)(b)
Total Andrea Anti-Noise Products net Product revenues	$406,464	$482,766	(16)

Andrea DSP Microphone and Audio Software Product revenues
Revenues of automotive array microphone products	8,999	—	100	(c)
All other Andrea DSP Microphone and Audio product revenues	8,698	43,395	(80	)(d)
License revenues	194,844	149,419	30	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	212,541	192,814	10

Total Revenues	$619,005	$675,580	(8)

(a)

The decrease of approximately $17,000 represents decreased product sales to our educational customers for use with their distance learning products as compared to the three months ended March 31, 2013.

(b)

The decrease of approximately $60,000 in all other Andrea Anti-noise product revenues is related to decreased demand from our distributor and reseller customers when compared to the same period in 2013.

(c)

The approximate $9,000 increase in sales of automotive array microphone products is the result of no product sales to integrators of public safety vehicle solutions during the quarter ended March 31, 2013.

(d)

The approximate $35,000 decrease in all other Andrea DSP Microphone and Audio product revenues is related to timing of shipments to some of our OEM customers.

(e)

The $45,000 increase in license revenues is a result of an increase of royalties reported for the three months ended March 31, 2014 as compared to the same period last year.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended March 31, 2014 decreased to 40% from 46% for the three months ended March 31, 2013.   This decrease is the result of increased licensing revenue during the quarter ended March 31, 2014.  The cost of revenues as a percentage of net revenues for the three months ended March 31, 2014 for Andrea Anti-Noise Products was 55% compared to 59% for the three months ended March 31, 2013.  The cost of revenues as a percentage of net revenues for the three months ended March 31, 2014 for the Andrea DSP Microphone and Audio Software Products was 12% compared to 14% for the three months ended March 31, 2013.  The decrease in cost of revenues as a percentage of revenues for the Andrea Anti-Noise Products for the three months ended March 31, 2014 was a result of a decrease in revenues in this segment.  The decrease in cost of revenues as a percentage of revenues for Andrea DSP Microphone and Audio Software Products for the three months ended March 31, 2014 was a result of increased licensing revenues offset in part by decreased OEM revenues.

Research and Development

Research and development expenses for the three months ended March 31, 2014 decreased 2% to $174,524 from $178,867 for the three months ended March 31, 2013.  For the three months ended March 31, 2014, the decrease in research and development expenses reflects a 2% decrease in our Andrea Anti-Noise Headset Product efforts to $68,933, or 39% of total research and development expenses. For the three months ended March 31, 2014, the decrease in research and development expenses reflects a

3% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $105,591, or 61% of total research and development expenses.  With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 92% to $1,126,863 for the three months ended March 31, 2014 from $587,462 for the three months ended March 31, 2013.  This increase of approximately $539,000 is primarily related to costs associated with consummating the Revenue Sharing and Note Purchase Agreement and an increase in monetization expenses offset in part by decreases in expenses related to amortization, compensation and promotion and marketing.  For the three months ended March 31, 2014 there was approximately $737,000 of expenses related to the Revenue Sharing and Note Purchase Agreement and Monetization Expenses.  For the three months ended March 31, 2014, the Andrea DSP Microphone and Audio Software Technology general, administrative and selling expenses were $722,883, or 64% of total general, administrative and selling expenses and our Andrea Anti-Noise Headset Product general, administrative and selling expenses were $403,981, or 36% of total general, administrative and selling expenses.

Interest Income, net

Interest income, net for the three months ended March 31, 2014 was $495 compared to $2,129 for the three months ended March 31, 2013.  Interest income for the three months ended March 31, 2014 was offset in part by $750 of interest expense.

Provision for Income Taxes

There was no benefit or provision for income taxes for the three months ended March 31, 2013.  The provision for income taxes for the year ended March 31, 2014 of approximately $38,584 is a result of licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  Although the $38,584 provision could be offset by future tax benefits since the Company it is unlikely that Company will be able to use these types of foreign tax credits as well as that the Company records a full valuation against deferred tax assets until such benefits will be utilized, the provision of approximately $39,000 will not be reduced by such tax benefits. Additionally, the Company expects to have taxable income as a result of the long-term deferred revenue created by the Revenue Sharing and Note Purchase Agreement. The Company will offset the taxable income by utilization of their net operating loss carry forwards and reduce its valuation allowance by approximately $300,000.  This reduction will be offset by the same reduction of the deferred tax asset resulting in no benefit or provision for the quarter ended March 31, 2014 relating to taxable income from the long-term deferred revenue.

Net loss

Net loss for the three months ended March 31, 2014 was $969,885 compared to a net loss of $397,428 for the three months ended March 31, 2013.  The net loss for the three months ended March 31, 2014 and March 31, 2013 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2014, we had cash of $3,348,737 compared with $1,000,422 at December 31, 2013.  The increase in our cash balance at March 31, 2014 was primarily a result of the $3,000,000 received in connection with the Revenue Sharing and Note Purchase Agreement offset in part by our cash used in operations.

Our working capital balance at March 31, 2014 was $3,915,337 compared to working capital of $1,676,678 at December 31, 2013.  The increase in working capital reflects an increase in total current assets of $2,152,814 and a decrease in total current liabilities of $85,845. The increase in total current assets reflects an increase in cash of $2,348,315, a decrease in accounts receivable of $71,389, a decrease in inventories of $124,909 and an increase in prepaid expenses and other current assets of $797.  The decrease in total current liabilities of $85,845 reflects a decrease in trade accounts payable of $55,188, an increase in short-term deferred revenue of $898 and a decrease of $31,555 in other current liabilities.

The increase in cash of $2,348,315 reflects $2,171,479 of net cash provided by operating activities, $23,914 of cash used in investing activities and $200,750 of cash provided by financing activities.

The cash provided by operating activities of $2,171,479, excluding non-cash charges for the three months ended March 31, 2014, was attributable to a $32,805 decrease in accounts receivable, a $117,802 decrease in inventories, a $797 increase in prepaid expenses, other current assets and other assets, a $55,188 decrease in trade accounts payable, a $31,555 decrease in other current liabilities, an $898 increase in short-term deferred revenue and a $3,000,000 increase in long-term deferred revenue.  The changes in accounts receivable, inventories, prepaid expenses and other current assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.  The increase in cash and long-term deferred revenue is a result of the Revenue Sharing and Note Purchase Agreement.

We plan to improve our cash flows in 2014 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea Anti-Noise Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts.  In February 2014, we entered into a Revenue Sharing and Note Purchase Agreement.  Under this Agreement, we received $3,000,000 in exchange for a perpetual predetermined share in the rights of our specified future revenues from patents owned by Andrea.  Additionally, we borrowed $200,000 of notes and have access to borrow up to an additional $4,000,000 during the next four years.  The proceeds of the notes will be used to pay patent monetization expenses.  As a result of the past few years of performance and the execution of this Agreement, we believe that we have sufficient liquidity to continue our operations at least through March 2015.  As of May 9, 2014, Andrea had approximately $3,500,000 of cash deposits.  We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

Under the Revenue Sharing and Note Purchase Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of notes.  After the notes are paid in full, Monetization Revenues received will be allocated to AND34 and the Company in accordance with certain predetermined percentages ranging from 100% until AND34 has received $3,000,000 to ultimately 20%.  The Agreement contains many stipulations between the parties regarding the handling of various matters related to our patents and the monetization of our  patents. In particular, we must use our best efforts to diligently pursue the monetization of the patents pursuant to a business plan agreed to by the Company and AND34 (the “Business Plan”). In addition, the Company has agreed to limit its ability to incur indebtedness, create any liens on its patents and dispose of its patents.  Following an Event of Default, which is defined in the Agreement to include a failure to perform or observe any of the covenants or stipulations set forth in the Agreement, including a failure to comply with the Business Plan, AND34 may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or the exercise of any power granted under the Agreement or ancillary documents including the notes. In addition, upon a change in control, as defined, of the Company or an Event of Default based on the Business Plan, AND34 may either exercise the patent license granted to them, direct the Company to assign the patents to a special purpose entity controlled by AND34 or perfect the security interest in the Patents, provided that in the case of any assignment of the patents, the Company will have a non-revocable, perpetual sub-licensable right and license back to use the patents for the sale of proprietary products and other licenses consistent with the Agreement.

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

–

general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended March 31, 2014 were $619,005 compared to $675,580 for the three months ended March 31, 2013.  Net loss for the three months ended March 31, 2014 was $969,885, or $0.02 per share on a basic and diluted basis, and $397,428, or $0.01 per share on a basic and diluted basis for the three months ended March 31, 2013.  We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of May 9, 2014. The number of shares outstanding does not include an aggregate of 27,139,491 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 43% of the 63,721,035 outstanding shares.  These issuable common shares are comprised of:  a) 17,025,321 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,461,936 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

a)

Exhibits

Exhibit 1.1 – *Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

Exhibit 101.0  The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL:  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

__________________________

*

Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the document filed as an exhibit to this report.  A complete copy of this agreement, including the redacted terms, has been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: May 15, 2014

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 15, 2014
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 15, 2014
Corisa L. Guiffre	Assistant Corporate Secretary