Form 10-Q
period 2014-06-30
ANDREA ELECTRONICS CORP
filed 2014-08-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2014, there were 63,721,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$3,196,484	$1,000,422
Accounts receivable, net of allowance for doubtful accounts of $17,862 and $17,920, respectively	273,542	368,991
Inventories, net	804,408	820,586
Prepaid expenses and other current assets	103,100	75,858
Total current assets	4,377,534	2,265,857

Property and equipment, net	147,905	183,726
Intangible assets, net	347,440	326,109
Other assets, net	13,218	13,218
Total assets	$4,88,097	$2,788,910

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$310,942	$341,436
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	10,326	12,141
Other current liabilities	237,584	161,681
Total current liabilities	632,773	589,179

Long-term deferred revenue	3,000,000	—
Long-term debt	401,837	—
Total liabilities	4,.034,610	589,179

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,550,176	77,544,011
Accumulated deficit	(7,344,972)	(75,990,563)

Total shareholders’ equity	851,487	2,199,731

Total liabilities and shareholders’ equity	$4,886,097	$2,788,910

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Net product revenues	$381,594	$345,208	$805,755	$871,369
License revenues	217,627	626,413	412,471	775,832
Revenues	599,221	971,621	1,218,226	1,647,201

Cost of revenues	251,492	247,559	500,906	556,367

Gross margin	347,729	724,062	717,320	1,090,834

Research and development expenses	173,367	167,357	347,891	346,224

General, administrative and selling expenses	517,217	494,661	1,644,080	1,082,123

(Loss) income from operations	(342,855)	62,044	(1,274,651)	(337,513)

Interest income, net	1,362	1,743	1,857	3,872

(Loss) income before provision for income taxes	(341,493)	63,787	(1,272,794)	(333,641)

Provision for income taxes	43,031	—	81,615	—

Net (loss) income	$(384,524)	$63,787	$(1,354,409)	$(333,641)

Basic weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035

Diluted weighted average shares	63,721,035	72,210,532	63,721,035	63,721,035

Basic and diluted net (loss) income per share	$(.01)	$.00	$(.02)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,544,011	$(75,990,563)	$2,199,731

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	6,165	—	6,165

Net loss	—	—	—	—	—	—	—	(1,354,409)	(1,354,409)

Balance, June 30, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,550,176	$(77,344,972)	$851,487

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(1,354,409)	$(333,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56,301	280,108
Stock based compensation	6,165	11,810
Inventory reserve	6,892	(18,789)
Provision for income tax withholding	81,615	—
Change in:
Accounts receivable	13,834	(399,169)
Inventories	9,286	(90,936)
Prepaid expenses, other current assets and other assets	(27,242)	(12,528)
Trade accounts payable	(30,494)	101,019
Other current liabilities	75,903	(1,199)
Long-term deferred revenue	3,000,000	—
Short-term deferred revenue	(1,815)	—
Net cash provided by (used in) operating activities	1,836,036	(463,325)

Cash flows used in investing activities:
Purchases of patents and trademarks	(41,811)	(11,998)
Net cash used in investing activities	(41,811)	(11,998)

Cash flows provided by financing activities:
Proceeds from long-term debt, net	401,837	—
Net cash provided by financing activities	401,837	—

Net increase (decrease) in cash	2,196,062	(475,323)

Cash, beginning of year	1,000,422	1,746,363
Cash, end of period	$3,196,484	$1,271,040

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,298	$—
Income Taxes	$86,888	$365

See Notes to Condensed Consolidated Financial Statements.

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

Note 2.            Summary of Significant Accounting Policies

Earnings Per Share - Basic earnings per share (“EPS”) is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total potential common shares as of:
Options to purchase common stock (Note 7)	16,600,321	10,025,821	16,600,321	17,205,821
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	2,023,658	—	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 5)	3,628,576	—	3,628,576	3,628,576

Total potential common shares	22,252,555	10,025,821	22,252,555	22,858,055

The following table sets forth the components used in the computation of basic and diluted EPS:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net (loss) income	$(384,524)	$63,787	$(1,354,409)	$(333,641)
Denominator:
Weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035
Effect of dilutive securities:
Series C Convertible Preferred Stock	—	2,023,658	—	—
Series D Convertible Preferred Stock	—	3,628,576	—	—
Options to purchase common stock	—	2,837,263	—	—
Denominator for diluted EPS-adjusted weighted average shares after assumed conversions	63,721,035	72,210,532	63,721,035	63,721,035
6

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the periods ended June 30, 2014 and December 31, 2013, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At June 30, 2014 and December 31, 2013, the Company’s cash was held at three financial institutions.

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Customer A	36%	60%	33%	42%
Customer B	15%	*	*	*

_________________

* Amounts are less than 10%

Customer A accounted for approximately 63% and 46% of total accounts receivable at June 30, 2014 and December 31, 2013, respectively.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Supplier A	77%	81%	80%	86%
Supplier B	*	18%	*	14%
Supplier C	16%	*	17%	*

_________________

* Amounts are less than 10%

At June 30, 2014 and December 31, 2013, Supplier A accounted for approximately 35% and 43% of accounts payable, respectively.

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

	June 30,	December 31,
	2014	2013
Raw materials	$34,557	$18,228
Finished goods	1,212,336	1,237,951
	1,246,893	1,256,179
Less: reserve for obsolescence	(442,485)	(435,593)
	$804,408	$820,586

Intangible and Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At June 30, 2014 and June 30, 2013, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014 the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2010 through 2013. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At June 30, 2014, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Note 3.             Revenue Sharing, Note Purchase Agreement, and Long-Term Debt

Revenue Sharing and Note Purchase Agreement

On February 14, 2014, (“the closing date”) the Company entered into a Revenue Sharing and Note Purchase Agreement (the “Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”). Under the Agreement, the Company has granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,000,000, which is recorded as long-term deferred revenue. The deferred revenue will be recognized over the period in which the Company generates any future monetization revenues with AND34. In addition, the Company issued $200,000 of notes to the AND34 and has agreed to issue and sell to the AND34 additional notes (“Notes”) up to $4,000,000 during the four years after the closing date (which may extend to a fifth year by mutual agreement), or such greater amount as the AND34 may agree in their sole discretion. The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for future expenses of the Company incurred in pursuing patent monetization. The rights to the Company’s revenues from the Patents and the Notes are secured by the Patents. An additional $200,000 of notes payable was issued during the three months ended June 30, 2014.

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

Long-term debt

Long-term debt consists of the following:

	June 30,	December 31,
	2014	2013
Note Payable	$400,000	$—
PIK interest	1,837	—
Total long-term debt	401,837	—
Less: current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$401,837	$—

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR plus 2% per annum, (3% at June 30, 2014); provided that upon and during the continuance of an Event of Default (as set forth in the Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due on June 30, 2019. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium.

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

As of June 30, 2014, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of June 30, 2014, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6.             Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was $24,930 and $49,370 for the three and six-month periods ended June 30, 2014, respectively. Rent expense under this operating lease was $24,203 and $47,932 for the three and six-month periods ended June 30, 2013, respectively.

As of June 30, 2014, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2014 (July 1 – December 31)	$62,004
2015	49,167
2016	6,661
Total	$117.832

Employment Agreements

In July 2013, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2013 and expires July 31, 2014 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000 (which is $50,000 less than Mr. Andrea’s salary for the period from August 1, 2011 to December 31, 2012). The employment agreement provides for quarterly bonuses equal to 25% of the Company’s pre-bonus net after tax quarterly earnings in excess of $25,000 for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 10% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to two times his base salary, plus a prorated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the change in control, continuation of health and medical benefits for two years and immediate vesting of all stock options in the event of a change in control and subsequent termination of his employment within the later of the term of his employment agreement or 6 months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At June 30, 2014, the future minimum cash commitments under this agreement aggregate $25,000. The Company plans to renew Mr. Andrea’s employment agreement on substantially similar terms during the quarter ended September 30, 2014.

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

Legal Proceedings

In July 2014, in connection with the Agreement entered into, (as disclosed in Note 3), Andrea filed patent infringement lawsuits against Toshiba Corporation, Toshiba America, Inc., Toshiba America Information Systems, Lenovo Group Ltd., Lenovo Holding Company, Inc., Lenovo (United States) Inc., Acer Inc., and Acer America Corporation, in the United States District Court for the Eastern District of New York. Andrea is asserting infringement related to U.S. Patent numbers 6,483,923 (“System and Method for Adaptive Interference Cancelling”), 5,825,898 (“System and Method for Adaptive Interference Cancelling”), 6,363,345 (“System, Method and Apparatus for Cancelling Noise”), and 6,049,607 (“Interference Canceling Method and Apparatus”). According to the complaints, the named defendants offer in the United States products, such as desktop and laptop computers, that use the patent protected audio enhancement technology. The suits seek, among other things, monetary damages and injunctive relief prohibiting the defendants from using the patented technology in their products.

In May 2014, John Hallum and Janet Hallum, filed a law suit in the County Court of Dallas County, Texas, against Alcatel-Lucent USA, Inc. and over 40 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the their contraction of asbestos-related mesothelioma and other asbestos-related pathologies. The Company retained legal counsel and a dismissal via a non-suit was obtained on July 11, 2014.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At June 30, 2014, there were 4,461,936 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three and six months ended June 30, 2014 and 2013.

Option activity during 2014 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2014	17,225,321	$0.08	$0.08	4.03 years	17,108,654	$0.08	$0.08	3.99 years
Cancelled/Expired	(625,000)	$0.12	$0.12
At June 30, 2014	16,600,321	$0.08	$0.08	3.59 years	16,483,654	$0.08	$0.08	3.55 years

Based on the June 30, 2014 fair market value of the Company’s common stock of $0.08, the aggregate intrinsic value for the 16,600,321 options outstanding and 16,483,654 shares exercisable is $265,250.

Total compensation expense recognized related to stock option awards was $2,583 and $5,937 for the three months ended June 30, 2014 and 2013, respectively. In the accompanying condensed consolidated statements of operations for the three months ended June 30, 2014, $2,583 of expense is included in general, administrative and selling expenses. In the accompanying condensed consolidated statements of operations for the three months ending June 30, 2013, $5,094 of expense is included in general, administrative and selling expenses, $675 is included in research and development expenses and $168 is included in cost of revenues. Total compensation expense recognized related to all stock option awards was $6,165 and $11,810 for the six months ending June 30, 2014 and 2013, respectively. In the accompanying condensed consolidated statements of operations for the six months ending June 30, 2014, $6,165 of expense is included in general, administrative and selling expenses. In the accompanying condensed consolidated statements of operations for the six months ending June 30, 2013, $10,188 of expense is included in general, administrative and selling expenses, $1,350 is included in research and development expenses and $272 is included in cost of revenues.

As of June 30, 2014, there was $5,586 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plans. This unrecognized compensation cost is expected to be recognized during 2014 and 2015.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ending June 30, 2014 and 2013.

2014 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2014 Three Month Total

Net revenues from external customers	$36,022	$345,572	$381,594
License revenues	217,627	—	217,627
Loss from operations	(106,712)	(236,143)	(342,855)
Depreciation and amortization	13,896	14,279	28,175
Purchases of patents and trademarks	17,897	—	17,897
Assets	3,642,852	1,243,245	4,886,097
Property and equipment and intangibles	348,711	146,634	495,345

2013 Three Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Three Month Total

Net revenues from external customers	$33,358	$311,850	$345,208
License revenues	626,413	—	626,413
Income (loss) from operations	347,773	(285,729)	62,044
Depreciation and amortization	120,034	19,762	139,796
Purchases of patents and trademarks	13,018	273	13,291

December 31, 2013 Year End Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2013 Year End Total

Assets	$1,277,040	$1,511,870	$2,788,910
Property and equipment and intangibles	334,645	175,190	509,835

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the six-month periods ending June 30, 2014 and 2013:

2014 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	2014 Six Month Total

Net revenues from external customers	$53,719	$752,036	$805,755
License revenues	412,471	—	412,471
Loss from operations	(748,281)	(526,370)	(1,274,651)
Depreciation and amortization	27,745	28,556	56,301
Purchases of patents and trademarks	41,811	—	41,811

2013 Six Month Segment Data	Andrea DSP Microphone and Audio Software Products	Andrea Anti- Noise Products	` 2013 Six Month Total

Net revenues from external customers	$76,753	$794,616	$871,369
License revenues	775,832	—	775,832
Income (loss) from operations	195,420	(532,933)	(337,513)
Depreciation and amortization	240,081	40,027	280,108
Purchases of patents and trademarks	9,001	2,997	11,998

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ending June 30, 2014 and 2013, net revenues by geographic area are as follows:

Geographic Data	June 30, 2014	June 30, 2013

Net revenues:
United States	$339,697	$330,155
Foreign(1)	259,524	641,466
	$599,221	$971,621
(1)	Net revenue from the People’s Republic of China and Singapore represented 36% and 60% of total net revenues for the three months ending June 30, 2014 and June 30, 2013, respectively.

For the six-month periods ending June 30, 2014 and 2013, net revenues by geographic area are as follows:

Geographic Data	June 30, 2014	June 30, 2013

Net revenues:
United States	$662,886	$800,885
Foreign(1)	555,340	846,316
	$1,218,226	$1,647,201
(1)	Net revenue from the People’s Republic of China and Singapore represented 33% and 42% of total net revenues for the six months ending June 30, 2014 and June 30, 2013, respectively.

As of June 30, 2014 and December 31, 2013, accounts receivable by geographic area is as follows:

Geographic Data	June 30, 2014	December 31, 2013

Accounts receivable:
United States	$86,390	$141,621
Foreign	187,152	227,370
	$273,542	$368,991

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under Part II, “Item 1A – Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Operations

Three and Six Months ended June 30, 2014 compared to Three and Six Months ended June 30, 2013

Net Revenues

	For the Three Months Ended June 30,		%	For the Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Andrea Anti-Noise Products net revenues
Sales of products to OEM customers for use with educational software	$96,522	$7,082	1,263	$101,081	$28,375	256	(a)
All other Andrea Anti-Noise net product revenues	249,050	304,768	(18)	650,955	766,241	(15)	(b)
Total Andrea Anti-Noise Products net revenues	$345,572	$311,850	11	$752,036	$794,616	(5)

Andrea DSP Microphone and Audio Software Products net revenues
Sales of automotive array microphone products	22,622	3,996	466	31,621	3,996	691	(c)
All other Andrea DSP Microphone and Audio product net revenues	13,400	29,362	(54)	22,098	72,757	(70)	(d)
License revenues	217,627	626,413	(65)	412,471	775,832	(47)	(e)
Total Andrea DSP Microphone and Audio Software Products net revenues	253,649	659,771	(62)	466,190	852,585	(45)

Total Revenues	$599,221	$971,621	(38)	$1,218,226	$1,647,201	(26)

(a)	The increases of approximately $89,000 and $73,000 for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, represent increased product sales to our educational customers for use with their distance learning products. We believe that these changes in product sales relate to the timing of the customers’ demand for our products.
(b)	The decreases of approximately $56,000 and $115,000 for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, in all other Andrea Anti-noise net product revenues is primarily related to decreased demand from our distance learning customers as well as our distributor and reseller customers.
(c)	The increases of approximately $19,000 and $28,000 for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, in sales of automotive array microphone products is primarily the result of increased product sales to integrators of public safety vehicle solutions.
(d)	The decreases of approximately $16,000 and $51,000 for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, in all other Andrea DSP Microphone and Audio Software net product revenues is related to decreased demand from our OEM customers.
(e)	The decreases of approximately $409,000 and $363,000 for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, is the result of an decrease in sales of PC models which feature our technology coupled with approximately $295,000 and $150,000 of certain royalties related to a customer’s licensing agreement that were not reported for 2012 and the quarter ended March 31, 2013, respectively. These revenues were recorded in the six months ended June 30, 2013.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended June 30, 2014 increased to 42% from 25% for the three months ended June 30, 2013. This increase is because of the decrease of licensing revenue for the three months ended June 30, 2014, as compared to 2013. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2014 for Andrea Anti-Noise Products was 66% compared to 72% for the three months ended June 30, 2013. The cost of revenues as a percentage of net revenues for the three months ended June 30, 2014 for Andrea DSP Microphone and Audio Software Products was 9% compared to 4% for the three months ended June 30, 2013. Cost of revenues as a percentage of net revenues for the six months ended June 30, 2014 increased to 41% from 34% for the six months ended June 30, 2013. This increase is because of the decrease of licensing revenue for the three months ended June 30, 2014, as compared to 2013. The cost of revenues as a percentage of net revenues for the six months ended June 30, 2014 for Andrea Anti-Noise Products was 60% compared to 64% for the six months ended June 30, 2013. The cost of revenues as a percentage of net revenues for the six months ended June 30, 2014 for Andrea DSP Microphone and Audio Software Products was 10% compared to 6% for the six months ended June 30, 2013. The decreases for the Andrea Anti-Noise Products revenues for the three and six month periods was attributable to the mix of different product revenues within the segment which reflected sales of higher margin products combined with an increase in revenues in this segment for three months ended June 30, 2014 as compared to 2013. The increases in cost of sales as a percentage of sales for Andrea DSP Microphone and Audio Software products segment for the three and six month periods relate to decreased licensing revenues.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 increased 4% to $173,367 from $167,357 for the three months ended June 30, 2013. For the three months ended June 30, 2014, the increase in research and development expenses reflects a 6% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $103,201, or 60% of total research and development expenses and a 1% increase in our Andrea Anti-Noise Headset Product efforts to $70,166, or 40% of total research and development expenses. Research and development expenses for the six months ended June 30, 2014 increased less than 1% to $347,891 from $346,224 for the six months ended June 30, 2013. For the six months ended June 30, 2014, the increase in research and development expenses reflects a 1% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $208,792, or 60% of total research and development expenses while our Andrea Anti-Noise Headset Product efforts remained relatively flat at $139,099, or 40% of total research and development expenses.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased 5% to $517,217 for the three months ended June 30, 2014 from $494,661 for the three months ended June 30, 2013. This increase of approximately $23,000 is primarily related to an increase in monetization expenses of approximately $189,000 offset in part by decreases in expenses related to amortization, compensation and promotion and marketing. For the three months ended June 30, 2014, the expenses reflect a 24% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $235,200 or 45% of total general, administrative and selling expenses and a 7% decrease in our Andrea Anti-Noise Headset Product efforts to $282,017, or 55% of total general, administrative and selling expenses. General, administrative and selling expenses increased 52% to, $1,644,080 for the six months ended June 30, 2014 from $1,082,123 for the six months ended June 30, 2013. For the six months ended June 30, 2014, the expenses reflect a 139% increase in our Andrea DSP

Microphone and Audio Software Technology efforts to $958,082, or 58% of total general, administrative and selling expenses and less than a 1% increase in our Andrea Anti-Noise Headset Product efforts to $685,998, or 42% of total general, administrative and selling expenses. This increase of approximately $562,000 is primarily related to costs associated with consummating the Revenue Sharing and Note Purchase Agreement and an increase in monetization expenses of approximately $526,000.

Interest Income, net

Interest income, net for the three months ended June 30, 2014 was $1,362 compared to $1,743 for the three months ended June 30, 2013. Interest income, net for the six months ended June 30, 2014 was $1,857 compared to $3,872 for the six months ended June 30, 2013. The decrease in interest income, net is due to the interest expense related to the Revenue Sharing and Note Purchase Agreement.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2014 was $43,031 and $81,615, respectively. There was no benefit or provision for income taxes for the three and six months ended June 30, 2013. The provision for income taxes for the three and six months ended June 30, 2014 are a result of licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. Although the provisions could be offset by future tax benefits since it is unlikely that Company will be able to use these types of foreign tax credits as well as that the Company records a full valuation against deferred tax assets until such benefits will be utilized, the provisions will not be reduced by such tax benefits. Additionally, the Company expects to have taxable income as a result of the long-term deferred revenue created by the Revenue Sharing and Note Purchase Agreement. The Company will offset the taxable income by utilization of their net operating loss carry forwards and reduce its valuation allowance by approximately $300,000. This reduction will be offset by the same reduction of the deferred tax asset resulting in no benefit or provision for the three or six months ended June 30, 2014 relating to taxable income from the long-term deferred revenue.

Net (Loss) Income

Net loss for the three months ended June 30, 2014 was $384,524 compared to net income of $63,787 for the three months ended June 30, 2013. Net loss for the six months ended June 30, 2014 was $1,354,409 compared to net loss of $333,641 for the six months ended June 30, 2013. The net loss for the three and six months ended June 30, 2014 and 2013 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2014, we had cash of $3,196,484 compared with $1,000,422 at December 31, 2013. The increase in our cash balance at June 30, 2014 was primarily a result of the $3,000,000 received in connection with the Revenue Sharing and Note Purchase Agreement offset in part by our cash used in operations.

Our working capital balance at June 30, 2014 was $3,744,761 compared to working capital of $1,676,678 at December 31, 2013. The increase in working capital reflects an increase in total current assets of $2,111,677, partially offset by an increase in total current liabilities of $43,594. The increase in total current assets reflects an increase in cash of $2,196,062, a decrease in accounts receivable of $95,449, a decrease in inventories of $16,178 and an increase in prepaid expenses and other current assets of $27,242. The increase in total current liabilities of $43,594 reflects a decrease in trade accounts payable of $30,494, a decrease in short-term deferred revenue of $1,815 and an increase of $75,903 in other current liabilities.

The increase in cash of $2,196,062 reflects $1,836,036 of net cash provided by operating activities, $41,811 of cash used in investing activities and $401,837 of cash provided by financing activities.

The cash provided by operating activities of $1,836,036, excluding non-cash charges for the six months ended June 30, 2014, was attributable to a $13,834 decrease in accounts receivable, a $9,286 decrease in inventories, a $27,242 increase in prepaid expenses, other current assets and other assets, a $30,494 decrease in trade accounts payable, a $75,903 increase in other current liabilities, a $1,815 decrease in short-term deferred revenue, and a 3,000,000 increase in long-term deferred revenue. The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines. The increase in cash and long-term deferred revenue is primarily a result of the Revenue Sharing and Note Purchase Agreement.

We plan to improve our cash flows in 2014 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea Anti-Noise Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. In February 2014, we entered into a Revenue Sharing and Note Purchase Agreement. Under this Agreement, we received $3,000,000 in exchange for a perpetual predetermined share in the rights of our specified future revenues from patents owned by Andrea. Additionally, we borrowed $400,000 of notes and have access to borrow up to an additional $3,800,000 during the next four years. The proceeds of the notes will be used to pay patent monetization expenses. As a result of the past few years of performance and the execution of this Agreement, we believe that we have sufficient liquidity to continue our operations at least through June 2015. As of August 8, 2014, Andrea had approximately $2,900,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2014, Andrea filed patent infringement lawsuits against Toshiba Corporation, Toshiba America, Inc., Toshiba America Information Systems, Lenovo Group Ltd., Lenovo Holding Company, Inc., Lenovo (United States) Inc., Acer Inc., and Acer America Corporation, in the United States District Court for the Eastern District of New York. Andrea is asserting infringement related to U.S. Patent numbers 6,483,923 (“System and Method for Adaptive Interference Cancelling”), 5,825,898 (“System and Method for Adaptive Interference Cancelling”), 6,363,345 (“System, Method and Apparatus for Cancelling Noise”), and 6,049,607 (“Interference Canceling Method and Apparatus”). According to the complaints, the named defendants offer in the United States products, such as desktop and laptop computers, that use the patent protected audio enhancement technology. The suits seek, among other things, monetary damages and injunctive relief prohibiting the defendants from using the patented technology in their products.

In May 2014, John Hallum and Janet Hallum, , filed a law suit in the County Court of Dallas County, Texas, against Alcatel-Lucent USA, Inc. and over 40 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the their contraction of asbestos-related mesothelioma and other asbestos-related pathologies. The Company retained legal counsel and a dismissal via a non-suit was obtained on July 11, 2014.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended June 30, 2014 were $599,221 compared to $971,621 for the three months ended June 30, 2013. Net loss for the three months ended June 30, 2014 was $384,525, or $0.01 loss per share on a basic and diluted basis compared to net income of $63,787 or $0.00 EPS on a basic and diluted basis for the three months ended June 30, 2013. Our net revenues for the six months ended June 30, 2014 were $1,218,226 compared to $1,647,201 for the six months ended June 30, 2013. Net loss for the six months ended June 30, 2014 was $1,354,409 or $0.02 loss per share on a basic and diluted basis, compared to net loss of $333,641, or $0.01 loss per share on a basic and diluted basis for the six months ended June 30, 2013. We continue to explore opportunities to grow sales in other business areas. We are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of August 8, 2014. The number of shares outstanding does not include an aggregate of 26,464,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 42% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 16,350,321 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 4,461,936 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

Exhibit 101.0 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: August 14, 2014
/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2014
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2014
Corisa L. Guiffre	Assistant Corporate Secretary

