Form 10-Q
period 2014-09-30
ANDREA ELECTRONICS CORP
filed 2014-11-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 10, 2014, there were 63,721,035 common shares outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$3,085,145	$1,000,422
Accounts receivable, net of allowance for doubtful accounts of $17,862 and $17,920, respectively	418,819	368,991
Inventories, net	616,498	820,586
Prepaid expenses and other current assets	86,383	75,858
Total current assets	4,206,845	2,265,857

Property and equipment, net	129,995	183,726
Intangible assets, net	380,983	326,109
Other assets, net	13,218	13,218
Total assets	$4,731,041	$2,788,910

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$312,289	$341,436
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	30,942	12,141
Other current liabilities	237,614	161,681
Total current liabilities	654,766	589,179

Advance from Revenue Sharing Agreement	3,000,000	—
Long-term debt	604,369	—
Total liabilities	4,259,135	589,179

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,555,304	77,544,011
Accumulated deficit	(77,729,681)	(75,990,563)

Total shareholders’ equity	471,906	2,199,731

Total liabilities and shareholders’ equity	$4,731,041	$2,788,910

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Net product revenues	$676,897	$529,402	$1,482,652	$1,400,771
License revenues	273,999	229,470	686,470	1,005,302
Revenues	950,896	758,872	2,169,122	2,406,073

Cost of revenues	392,738	340,755	893,644	897,122

Gross margin	558,158	418,117	1,275,478	1,508,951

Patent monetization expenses	318,558	—	844,127	—

Research and development expenses	187,881	176,577	535,772	522,801

General, administrative and selling expenses	381,800	515,860	1,500,311	1,597,983

Loss from operations	(330,081)	(274,320)	(1,604,732)	(611,833)

Interest (expense) income, net	(237)	1,342	1,620	5,214

Loss before provision for income taxes	(330,318)	(272,978)	(1,603,112)	(606,619)

Provision for income taxes	54,391	128,391	136,006	128,391

Net loss	$(384,709)	$(401,369)	$(1,739,118)	$(735,010)

Basic and diluted weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035

Basic and diluted net loss per share	$(.01)	$(.01)	$(.03)	$(.01)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,544,011	$(75,990,563)	$2,199,731

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	11,293	—	11,293

Net loss	—	—	—	—	—	—	—	(1,739,118)	(1,739,118)

Balance, September 30, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,555,304	$(77,729,681)	$471,906

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(1,739,118)	$(735,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	84,596	420,269
Stock based compensation	11,293	14,546
Inventory reserve	(159,042)	(214,609)
Provision for income tax withholding	136,006	128,391
PIK interest	6,974	—
Change in:
Accounts receivable, net	(185,834)	(497,575)
Inventories	363,130	32,714
Prepaid expenses, other current assets and other assets	(10,525)	(18,483)
Trade accounts payable	(29,147)	107,600
Other current liabilities	75,933	10,944
Advance from Revenue Sharing Agreement	3,000,000	—
Short-term deferred revenue	18,801	—
Net cash provided by (used in) operating activities	1,573,067	(751,213)

Cash flows used in investing activities:
Purchases of patents and trademarks	(85,739)	(28,682)
Net cash used in investing activities	(85,739)	(28,682)

Cash flows provided by financing activities:
Payments of PIK interest	(2,605)	—
Proceeds from long-term debt	600,000	—
Net cash provided by financing activities	597,395	—

Net increase (decrease) in cash	2,084,723	(779,895)

Cash, beginning of year	1,000,422	1,746,363
Cash, end of period	$3,085,145	$966,468

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$2,605	$—
Income Taxes	$132,565	$60,525

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

Note 2.

Summary of Significant Accounting Policies

Loss Per Share - Basic earnings (loss) per share (“EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted EPS adjusts basic EPS for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments.  Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).  Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three and Nine Months Ended
	September 30, 2014	September 30, 2013
Total potential common shares as of:
Options to purchase common stock (Note 7)	16,850,321	17,205,821
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	2,023,658	2,023,658
Series D Convertible Preferred Stock and related warrants (Note 5)	3,628,576	3,628,576

Total potential common shares	22,502,555	22,858,055

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less.  As of September 30, 2014 and December 31, 2013, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits.  At September 30, 2014 and December 31, 2013, the Company’s cash was held at three financial institutions.

Concentration of Credit Risk – The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Customer A	29%	27%	31%	37%
Customer B	17%	*	*	*
Customer C	10%	15%	*	*

_________________

* Amounts are less than 10%

Customer A accounted for approximately 52% and 46% of total accounts receivable at September 30, 2014 and December 31, 2013, respectively.  Customer C accounted for approximately 23% and 17% of total accounts receivable at September 30, 2014 and December 31, 2013, respectively.

The following suppliers accounted for 10% or more of Andrea’s purchases during the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Supplier A	78%	90%	79%	88%
Supplier B	21%	*	*	*
Supplier C	*	*	12%	*

_________________

* Amounts are less than 10%

At September 30, 2014 and December 31, 2013, Supplier A accounted for approximately 8% and 43% of accounts payable, respectively.

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

	September 30,	December 31,
	2014	2013
Raw materials	$34,300	$18,228
Finished goods	858,749	1,237,951
	893,049	1,256,179
Less: reserve for obsolescence	(276,551)	(435,593)
	$616,498	$820,586

Intangible and Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.  This new cost basis will be net of any recorded impairment.  At September 30, 2014 and September 30, 2013, Andrea concluded that intangibles and long-lived assets were not required to be tested for recoverability.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.  The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of September 30, 2014 the Company has recorded a full valuation allowance.   Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.  The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions.  Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements.  The Company's evaluation was performed for tax years ended 2010 through 2013.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2014, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7.  Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method.  In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.  The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.   Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued.  Based upon the evaluation, except as noted in Note 6 and 7, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

Note 3.

Revenue Sharing, Note Purchase Agreement, and Long-Term Debt

Revenue Sharing and Note Purchase Agreement

On February 14, 2014, (“the closing date”) the Company entered into a Revenue Sharing and Note Purchase Agreement (the “Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”).  Under the Agreement, the Company has granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,000,000, which is recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet.  The advance will be repaid over the period in which the Company generates any future monetization revenues with AND34 in excess of any of the outstanding long-term debt and accrued interest.  In addition, the Company issued $200,000 of notes to AND34 and has agreed to issue and sell to AND34 additional notes (“Notes”) up to $4,000,000 during the four years after the closing date (which may extend to a fifth year by mutual agreement), or such greater amount as AND34 may agree in their sole discretion.  The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for expenses of the Company incurred in pursuing patent monetization.  AND34’s rights to the Company’s monetization revenues from the Patents and the Notes are secured by the Patents.  An additional $200,000 and $400,000 of notes payable were issued to AND34 during the three and nine months ended September 30, 2014, respectively.

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

Long-term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2014	2013
Note Payable	$600,000	$—
PIK interest	4,369	—
Total long-term debt	604,369	—
Less: current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$604,369	$—

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR plus 2% per annum, (3% at September 30, 2014); provided that upon and during the continuance of an Event of Default (as set forth in the Agreement), the interest rate will increase an additional 2% per annum.  Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due on June 30, 2019.  The Company may prepay the Notes from time to time in whole or in part, without penalty or premium.

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

As of September 30, 2014, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of September 30, 2014, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6.

Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York.  The lease from an unrelated party, which expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices.  Rent expense under this operating lease was $25,174 and $74,544 for the three and nine-month periods ended September 30, 2014, respectively.  Rent expense under this operating lease was $24,441 and $72,373 for the three and nine-month periods ended September 30, 2013, respectively.

As of September 30, 2014, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2014 (October 1 – December 31)	$31,901
2015	60,475
2016	17,968
2017	6,596
Total	$116,940

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea.  The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors.  Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000.  The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000.  Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value.  All bonuses shall be payable as soon as the Company’s cash flow permits.  All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee.  Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control.  In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months.  At September 30, 2014, the future minimum cash commitments under this agreement aggregate $550,000.

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

Legal Proceedings

In July 2014, in connection with the Agreement entered into, (as disclosed in Note 3), Andrea filed patent infringement lawsuits against Toshiba Corporation, Toshiba America, Inc., Toshiba America Information Systems, Lenovo Group Ltd., Lenovo Holding Company, Inc., Lenovo (United States) Inc., Acer Inc., and Acer America Corporation, in the United States District Court for the

Eastern District of New York.  Andrea is asserting infringement related to U.S. Patent numbers 6,483,923 (“System and Method for Adaptive Interference Cancelling”), 5,825,898 (“System and Method for Adaptive Interference Cancelling”), 6,363,345 (“System, Method and Apparatus for Cancelling Noise”), and 6,049,607 (“Interference Canceling Method and Apparatus”).  According to the complaints, the named defendants offer products in the United States, such as desktop and laptop computers, that use the patent protected audio enhancement technology.  The suits seek, among other things, monetary damages and injunctive relief prohibiting the defendants from using the patented technology in their products.

In May 2014, John Hallum and Janet Hallum, filed a law suit in the County Court of Dallas County, Texas, against Alcatel-Lucent USA, Inc. and over 40 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the contraction of asbestos-related mesothelioma and other asbestos-related pathologies.  The Company retained legal counsel and a dismissal via a non-suit was obtained on July 11, 2014.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders.  The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards.  The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants.  At September 30, 2014, there were 3,961,936 shares available for further issuance under the 2006 Plan.

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

On September 2, 2014, the Board granted Mr. Andrea 500,000 stock options with an aggregate fair value of $50,000 (fair value was estimated using the Black-Scholes option-pricing model).  The 500,000 grant vests in three equal annual installments over a three year period commencing on September 2, 2015.  These 500,000 stock options have an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2014 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30, 2014	Nine months ended September 30, 2014

Expected life in years	8	8
Risk-free interest rates	2.21%	2.21%
Volatility	203.5%	203.5%
Dividend yield	0%	0%

There were no options granted during the three and nine months ended September 30, 2013.

Option activity during 2014 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2014	17,225,321	$0.08	$0.08	4.03 years	17,108,654	$0.08	$0.08	3.99 years
Granted	500,000	$0.10	$0.10
Cancelled/Expired	(875,000)	$0.11	$0.11
At September 30, 2014	16,850,321	$0.08	$0.08	3.29 years	16,250,321	$0.08	$0.08	3.35 years

Based on the September 30, 2014 fair market value of the Company’s common stock of $0.08, the aggregate intrinsic value for the 16,850,321 options outstanding and 16,250,321 shares exercisable was $265,250 at September 30, 2014.

Total compensation expense recognized related to stock option awards was $5,128 and $2,736 for the three months ended September 30, 2014 and 2013, respectively.  In the accompanying condensed consolidated statements of operations for the three months ended September 30, 2014, $5,128 of compensation expense is included in general, administrative and selling expenses.  In the accompanying condensed consolidated statements of operations for the three months ended September 30, 2013, $2,186 of compensation expense is included in general, administrative and selling expenses, $438 is included in research and development expenses and $112 is included in cost of revenues.  Total compensation expense recognized related to all stock option awards was $11,293 and $14,546 for the nine months ended September 30, 2014 and 2013, respectively.  In the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014, $11,293 of compensation expense is included in general, administrative and selling expenses.  In the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013, $12,374 of compensation expense is included in general, administrative and selling expenses, $1,788 is included in research and development expenses and $384 is included in cost of revenues.

As of September 30, 2014, there was $50,458 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plans.  This unrecognized compensation cost is expected to be recognized over the next four years ($8,550 in 2014, $27,080 in 2015, $11,120 in 2016 and $3,708 in 2017).

On October 2, 2014, the Board granted 100,000 stock options to an independent member of the Board of Directors.  The option grant provides for a vesting period of three years, an exercise price of $0.07 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.  The fair value of these 100,000 stock options was $7,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

On October 21, 2014, the Board granted 985,000 stock options to employees of the Company, 600,000 stock options to independent members of the Board of Directors and 15,000 stock options to an outside consultant.  Each option grant provides for a vesting period of three years, an exercise price of $0.08 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.  The fair value of these 1,600,000 stock options was $128,000 (fair value was estimated on the date of grant using the Black-Scholes option-pricing model).

Note 8.

Segment Information

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. As a result of the Revenue Sharing Agreement, during 2014, the Company added a third segment that incorporates the Company’s new efforts into this new segment.  While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three segments: (i) Andrea Anti-Noise Products; (ii) Patent Monetization; and (iii) Andrea DSP Microphone and Audio Software Products.  Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products.  Patent Monetization includes Monetization Revenues (as defined in our Revenue Sharing Agreement).  Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology.

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended September 30, 2014 and 2013.

2014 Three Month Segment Data	Andrea Anti- Noise Products	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2014 Three Month Total

Net product revenues	$528,574	$—	$148,323	$676,897
License revenues	—	1,555	272,444	273,999
Income (loss) from operations	4,973	(454,170)	119,116	(330,081)
Assets	1,049,194	190,491	3,491,356	4,731,041

2013 Three Month Segment Data	Andrea Anti- Noise Products	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2013 Three Month Total

Net product revenues	$477,769	$—	$51,633	$529,402
License revenues	—	—	229,470	229,470
Loss from operations	(226,716)	—	(47,604)	(274,320)

December 31, 2013 Year End Segment Data	Andrea Anti- Noise Products	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2013 Year End Total

Assets	$1,511,870	$—	$1,277,040	$2,788,910

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the nine-month periods ended September 30, 2014 and 2013:

2014 Nine Month Segment Data	Andrea Anti- Noise Products	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2014 Nine Month Total

Net product revenues	$1,280,610	$—	$202,042	$1,482,652
License revenues	—	3,683	682,787	686,470
(Loss) income from operations	(203,521)	(1,520,931)	119,720	(1,604,732)

2013 Nine Month Segment Data	Andrea Anti- Noise Products	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2013 Nine Month Total

Net product revenues	$1,272,384	$—	$128,387	$1,400,771
License revenues	—	—	1,005,302	1,005,302
(Loss) income from operations	(759,649)	—	147,816	(611,833)

Management assesses non-operating income statement data on a consolidated basis only.  International revenues are based on the country in which the end-user is located.  For the three-month periods ended September 30, 2014 and 2013, net revenues by geographic area are as follows:

Geographic Data	September 30, 2014	September 30, 2013

Net revenues:
United States	$515,171	$452,562
Foreign(1)	435,725	306,310
	$950,896	$758,872

(1)

Net revenue from the People’s Republic of China and Singapore represented 29% and 28% of total net revenues for the three months ended September 30, 2014 and September 30, 2013, respectively.

For the nine-month periods ended September 30, 2014 and 2013, net revenues by geographic area are as follows:

Geographic Data	September 30, 2014	September 30, 2013

Net revenues:
United States	$1,178,057	$1,253,447
Foreign(1)	991,065	1,152,626
	$2,169,122	$2,406,073

(1)

Net revenue from the People’s Republic of China and Singapore represented 31% and 37% of total net revenues for the nine months ended September 30, 2014 and September 30, 2013, respectively.

As of September 30, 2014 and December 31, 2013, accounts receivable by geographic area is as follows:

Geographic Data	September 30, 2014	December 31, 2013

Accounts receivable:
United States	$170,073	$141,621
Foreign	248,746	227,370
	$418,819	$368,991

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

Results Of Operations

Three and Nine Months ended September 30, 2014 compared to Three and Nine Months ended September 30, 2013

Net Revenues

	For the Three Months Ended September 30,		%	For the Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Andrea Anti-Noise Products net revenues
Sales of products to OEM customers for use with educational software	$106,270	$112,755	(6)	$207,351	$141,130	47	(a)
All other Andrea Anti-Noise net product revenues	422,304	365,014	16	1,073,259	1,131,255	(5)	(b)
Total Andrea Anti-Noise Products net revenues	528,574	477,769	11	1,280,610	1,272,385	1

Total Patent Monetization license revenues	1,555	—		3,683	—		(c)

Andrea DSP Microphone and Audio Software Products net revenues
Sales of automotive array microphone products	1,376	12,900	(89)	32,997	44,412	(26)	(d)
All other Andrea DSP Microphone and Audio product net revenues	146,947	38,733	279	169,045	83,974	101	(e)
License revenues	272,444	229,470	19	682,787	1,005,302	(32)	(f)
Total Andrea DSP Microphone and Audio Software Products net revenues	420,767	281,103	50	884,829	1,133,688	(22)

Total Revenues	$950,896	$758,872	25	$2,169,122	$2,406,073	(10)

(a)

The decrease of approximately $6,000 and increase of approximately $66,000 for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, represent a change in the timing of product sales to our educational customers for use with their distance learning products.

(b)

The increase of approximately $57,000 and decrease of approximately $58,000 for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, in all other Andrea Anti-noise net product revenues is primarily related to timing of purchases from our distance learning customers as well as our distributor and reseller customers.

(c)

These revenues represent Monetization Revenues, as defined in our Revenue Sharing Agreement.

(d)

The decreases of approximately $11,000 for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, in sales of automotive array microphone products is due to a decrease in the number of customers that installed products that incorporated the Company’s arrays into their systems in 2014 when compared to 2013.  These decreases in revenues are the outcome of market conditions and not indicative of a trend in the Company’s operations to focus more on licensing than on manufacturing.

(e)

The increases of approximately $108,000 and $85,000 for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, in all other Andrea DSP Microphone and Audio Software net product revenues is related to increased demand from our OEM customers.

(f)

The increase of approximately $43,000 for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013, is the result of an increase in sales of PC models which feature our technology.  The decrease of approximately $323,000 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, is the primarily the result of approximately $295,000 of certain royalties related to a customer’s licensing agreement that were not reported for 2012 and the quarter ended March 31, 2013, respectively, that were reported during the nine months ended September 30, 2013, as well as a decrease in sales of PC models which feature our technology.  The royalties related to a customer’s licensing agreement that were not reported for 2012 and the quarter ended March 31, 2013, were recorded in the nine months ended September 30, 2013.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended September 30, 2014 decreased to 41% from 45% for the three months ended September 30, 2013.  This decrease reflects an increase in licensing revenues and product revenues in the three month period ended September 30, 2014 as compared to the same period in 2013.  The cost of revenues as a percentage of net revenues for the three months ended September 30, 2014 for Andrea Anti-Noise Products was 59% compared to 65% for the three months ended September 30, 2013.  The decrease in cost of revenues in the Andrea Anti-Noise Products for the three month period ended September 30, 2014 as compared to same period is 2013 is attributable to the mix of different product revenues within the segment.  The cost of revenues as a percentage of net revenues for the three months ended September 30, 2014 for Andrea DSP Microphone and Audio Software Products was 19% compared to 12% for the three months ended September 30, 2013.  The increases in cost of revenues as a percentage of revenues for the Andrea DSP Microphone and Audio Software products segment for the three month periods relate to higher increased product revenues as compared to the increase in licensing revenues.  Cost of revenues as a percentage of net revenues for the nine months ended September 30, 2014 increased to 41% from 37% for the nine months ended September 30, 2013.  This increase was due to a decrease in licensing revenue for the nine months ended September 30, 2014, as compared to the same period 2013.  The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2014 for the Andrea Anti-Noise Products was 60% compared to 64% for the nine months ended September 30, 2013.  The decrease in cost of revenues for the Andrea Anti-Noise Products for the nine months ended September 30, 2014 as compared to the same period in 2013 was attributable to the mix of different product revenues within the segment.  The cost of revenues as a percentage of net revenues for the nine months ended September 30, 2014 for Andrea DSP Microphone and Audio Software Products was 14% compared to 7% for the nine months ended September 30, 2013.  The increase in cost of revenues as a percentage of revenues for the Andrea DSP Microphone and Audio Software products segment for the nine month period ended September 30, 2014 was the result of a decrease in licensing revenues.

Patent Monetization Expenses

Patent monetization expenses of $318,558 and $844,127 for the three and nine months ended September 30, 2014, respectively, are a result of our Revenue Sharing and Note Purchase Agreement.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 increased 6% to $187,881 from $176,577 for the three months ended September 30, 2013.  For the three months ended September 30, 2014, the increase in research and development expenses reflects a 46% decrease in our Andrea Anti-Noise Headset Product efforts to $40,771, or 22% of total research and development expenses, an increase of our Patent Monetization efforts to $48,932, or 26% of total research and development expenses and a 2% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $98,178, or 52% of total research and development expenses.  Research and development expenses for the nine months ended September 30, 2014 increased 3% to $535,772 from $522,801 for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, the increase in research and development expenses reflects an 18% decrease in our Andrea Anti-Noise Headset Product efforts to $177,725, or 33% of total research and development expenses, an increase of our Patent Monetization expenses to $59,172, or 11% total research and development expenses and a 3% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $298,875, or 56% of total research and development expenses.  The changes in research and development expenses are related to the Company’s commitment to Patent Monetization as a result of the Revenue Sharing and Note Purchase Agreement.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased 26% to $381,800 for the three months ended September 30, 2014 from $515,860 for the three months ended September 30, 2013.  This decrease of approximately $134,000 is primarily related to decreases in expenses related to amortization, compensation and promotion and marketing.  For the three months ended September 30, 2014, the expenses reflect a 47% decrease in our Andrea Anti-Noise Headset Product efforts to $170,103, or 45% of total general, administrative and selling expenses, an increase of our Patent Monetization Expenses to $88,235, or 23% of total general, administrative and selling expenses, and a 37% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $123,462 or 32% of total general, administrative and selling expenses.  General, administrative and selling expenses decreased 6% to, $1,500,311 for the nine months ended September 30, 2014 from $1,597,983 for the nine months ended September 30, 2013.   This decrease of approximately $98,000 is related decreases in expenses related to amortization, compensation and promotion and marketing offset in part by costs associated with consummating the Revenue Sharing and Note Purchase Agreement.  For the nine months ended September 30, 2014, the expenses reflect 46% decrease in our Andrea Anti-Noise Headset Product efforts to $540,369, or 36% of total general, administrative and selling expenses, an increase of our Patent Monetization Expenses to $621,315, or 41% of total general, administrative and selling expenses, and a 43% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $338,627, or 23% of total general, administrative and selling expenses.

Interest (Expense) Income, net

Interest expense, net for the three months ended September 30, 2014 was $237 compared to interest income, net of $1,342 for the three months ended September 30, 2013.  Interest income, net for the nine months ended September 30, 2014 was $1,620 compared to $5,214 for the nine months ended September 30, 2013.  The changes in this line item are attributable to an increase of interest expense related to long-term debt in conjunction with the Revenue Sharing and Note Purchase Agreement.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2014 was $54,931 and $136,006, respectively, as compared to $128,391 for the three and nine months ended September 30, 2013.  The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 is a result of licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.  Although the provisions could be offset by future tax benefits the Company does not record the benefit as it is unlikely that the Company will be able to use these types of foreign tax credits. The Company records a full valuation against deferred tax assets until such benefits will be utilized.  Additionally, the Company expects to have taxable income as a result of the $3,000,000 advance from the Revenue Sharing and Note Purchase Agreement.  The Company will offset the taxable income by utilization of their net operating loss carry forwards and reduce its valuation allowance by approximately $300,000.  This reduction will be offset by the same reduction of the deferred tax asset resulting in no benefit or provision for the three or nine months ended September 30, 2014 relating to taxable income from the long-term deferred revenue.

Net Loss

Net loss for the three months ended September 30, 2014 was $384,709 compared to net loss of $401,369 for the three months ended September 30, 2013.  Net loss for the nine months ended September 30, 2014 was $1,739,118 compared to net loss of $735,010 for the nine months ended September 30, 2013.  The net loss for the three and nine months ended September 30, 2014 and 2013 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2014, we had cash of $3,085,145 compared with $1,000,422 at December 31, 2013.  The increase in our cash balance at September 30, 2014 was primarily a result of the $3,000,000 received in connection with the Revenue Sharing and Note Purchase Agreement offset in part by our cash used in operations.

Our working capital balance at September 30, 2014 was $3,552,079 compared to working capital of $1,676,678 at December 31, 2013.  The increase in working capital reflects an increase in total current assets of $1,940,988, partially offset by an increase in total current liabilities of $65,587. The increase in total current assets reflects an increase in cash of $2,084,723, an increase in accounts receivable of $49,828, a decrease in inventories of $204,088 and an increase in prepaid expenses and other current assets of $10,525.  The increase in total current liabilities of $65,587 reflects a decrease in trade accounts payable of $29,147, an increase in short-term deferred revenue of $18,801 and an increase of $75,933 in other current liabilities.

The increase in cash of $2,084,723 reflects $1,573,067 of net cash provided by operating activities, $85,739 of cash used in investing activities and $597,395 of cash provided by financing activities.

The cash provided by operating activities of $1,573,067, excluding non-cash charges for the nine months ended September 30, 2014, was attributable to a $185,834 increase in accounts receivable, a $363,130 decrease in inventories, a $10,525 increase in prepaid expenses, other current assets and other assets, a $29,147 decrease in trade accounts payable, a $75,933 increase in other current liabilities, an $18,801 increase in short-term deferred revenue, and a $3,000,000 increase in advance from Revenue Sharing Agreement.  The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

We plan to improve our cash flows in 2014 and 2015 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts.  In February 2014, we entered into a Revenue Sharing and Note Purchase Agreement.  Under this Agreement, we received $3,000,000 in exchange for a perpetual predetermined share in the rights of our specified future revenues from patents owned by Andrea.  Additionally, we borrowed $600,000 of notes and have access to borrow up to an additional $3,600,000 during the next four years.  The proceeds of the notes will be used to pay patent monetization expenses.  As a result of the past few years of performance and the execution of this Agreement, we believe that we have sufficient liquidity to continue our operations at least through September 2015.  As of November 10, 2014, Andrea had approximately $3,200,000 of cash deposits.  We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

–

general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods.  Our net revenues for the three months ended September 30, 2014 were $950,896 compared to $758,872 for the three months ended September 30, 2013.  Net loss for the three months ended September 30, 2014 was $384,709, or $0.01 loss per share on a basic and diluted basis compared to net loss of $401,369 or $0.01 loss per share on a basic and diluted basis for the three months ended September 30, 2013.  Our net revenues for the nine months ended September 30, 2014 were $2,169,122 compared to $2,406,073 for the nine months ended September 30, 2013.  Net loss for the nine months ended September 30, 2014 was $1,739,118 or $0.03 loss per share on a basic and diluted basis, compared to net loss of $735,010, or $0.01 loss per share on a basic and diluted basis for the nine months ended September 30, 2013.  We continue to explore opportunities to grow sales in other business areas.  We are also examining additional opportunities for cost reduction, production efficiencies and further diversification of our business.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock.  Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of November 10, 2014.  The number of shares outstanding does not include an aggregate of 26,464,491 shares of common stock that are issuable.  This number of issuable common shares is equal to approximately 42% of the 63,721,035 outstanding shares.  These issuable common shares are comprised of:  a) 18,534,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 2,277,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

a)

Exhibits

Exhibit 10.1 - Executive Employment Agreement by and between Andrea Electronics Corporation and Douglas J. Andrea (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, initially filed on September 8, 2014)

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

Exhibit 101.0 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL:  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statement of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: November 14, 2014

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2014
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2014
Corisa L. Guiffre	Assistant Corporate Secretary