Form 10-Q/A
period 2014-03-31
ANDREA ELECTRONICS CORP
filed 2014-12-31
CIK 6494

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

Commission file number: 001-04324

              ANDREA ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

65 Orville Drive, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of May 9, 2014, there were 63,721,035 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014 (the “Form 10-Q”), is to file a revised, redacted version of Exhibit 1.1 to the Form 10-Q in response to comments received from the Staff of the Securities and Exchange Commission in connection with a confidential treatment request with respect to the Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits

1.1	Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification**

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements. **

*  Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the document filed as an exhibit to this report. A complete copy of this agreement, including the redacted terms, has been separately filed with the SEC.

**  Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

Dated: December 30, 2014	By:	/s/ Douglas. J. Andrea
Douglas J. Andrea
Chairman of the Board, President, Chief Executive
Officer and Corporate Secretary
(principal executive officer)

Dated: December 30, 2014	By:	/s/ Corisa. L. Guiffre
Corisa L. Guiffre
Vice President, Chief Financial Officer and Assistant
Corporate Secretary
(principal accounting and financial officer)