Form 10-K
period 2014-12-31
ANDREA ELECTRONICS CORP
filed 2015-03-30
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to___

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,946,998 based upon the closing price of $0.08 per share as quoted on the OTC Bulletin Board on June 30, 2014.

The number of shares outstanding of the registrant’s Common Stock as of March 20, 2015, was 63,721,035.

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

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications primarily in the following markets:

•	computer speech recognition applications;

•	computer voice over the internet protocol (VoIP) applications; and

•	OEM microphone components and assemblies.

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software Business – Our patented and patent-pending digital noise canceling technologies enable a speaker to be at a distance from the microphone (we refer to this capability as “far-field” microphone use), and free the speaker from having to use a close talking microphone. Our Digital Super Directional Array (“DSDA”) and PureAudio microphone products convert sound received by an array of microphones into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and PureAudio, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller which enables speaker phone functionality with technology for canceling speaker feedback.

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

We are currently targeting our far-field technologies at: 1) the desktop and laptop computing market; 2) the video and audio conferencing market; and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication and OEM voice input applications. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our software noise cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2014 and 2013 was approximately 44% and 47%, respectively, of our total net revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Andrea Anti-Noise Products Business – Our headset microphone products help to ensure clear speech in personal computer and VoIP headset applications. Our Active Noise Cancellation microphone technology uses electronic circuits that distinguish a speaker’s voice from background noise in the speaker’s environment and then cancels the noise from the signal to be transmitted by the microphone. Together with our standard Noise Canceling headset products, these products comprise our Andrea Anti-Noise Product operating segment. During the years ended December 31, 2014 and 2013, net revenues from our Andrea Anti-Noise Product operating segment was approximately 56% and 53%, respectively, of our total net revenues. On March 27, 2015, we entered into a contract to sell our Andrea Anti-Noise Products Division. For the year ended December 31, 2014, this business segment generated approximately $1.5 million in revenue and a total operating loss of approximately $365,000. Proceeds from the sale will primarily be used to fund our other operating segments. The discussion of our Anti-Noise Products Business in this Form 10-K relates to our operations for the year ended December 31, 2014.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we have entered into a Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”). Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents by the Company in exchange for $3,500,000. On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Amended and Restated Revenue Sharing Agreement”) with AND34, which was retroactively effective as of February 14, 2014. Under the Amended and Restated Revenue Sharing Agreement, the Company agreed to issue and sell to AND34 an additional $6,500,000 in notes for an aggregate of $10,500,000 in notes. The proceeds of the notes will be used to pay preclose expenses and our patent monetization expenses.

For more financial information regarding our operating segments, see Note 13 of the accompanying consolidated financial statements.

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

We believe that end users of these applications and interfaces will require high quality microphone and speakerphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located at a distance from the person speaking, or far-field microphone technology. Applications in this area include:

•	continuous speech dictation to personal computers;

•	multiparty video teleconferencing and software that allow participants to see and jointly communicate; and

•	cellular hands free interfaces for automobiles, home and office automation.

We believe that an increasing number of these devices will be introduced into the marketplace during the next several years.

Our Strategy

Our strategy is to:

•	maintain and extend our market position with our Andrea DSP Microphone and Audio Software technologies and products;

•	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products;

•	broaden our Andrea DSP Microphone and Audio Software product lines through a healthy level of internal research and development;

•	design our products to satisfy specific end-user requirements identified by our collaborative partners;

•	outsource manufacturing of our products in order to reduce fixed overhead and achieve economies of scale; and

•	vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

An important element of our strategy for expanding the channels of distribution and broadening the base of users for our products is our collaborative arrangements with manufacturers of computing and communications equipment and software publishers that are actively engaged in the various markets in which our products have application. In addition, we have been increasing our own direct marketing efforts to original equipment manufacturers for incorporation into, or for use with their products.

The success of our strategy will depend on our ability to, among other things:

•	increase net revenues of Andrea DSP Microphone and Audio Software products;

•	continue to contain costs;

•	introduce additional Andrea DSP Microphone and Audio Software products;

•	maintain the competitiveness of our technologies through focused and targeted research and development;

•	achieve widespread adoption of our products and technologies through ongoing marketing efforts; and
•	defend and monetize our intellectual property.

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

PureAudio®. Andrea’s patented PureAudio and award winning noise reduction speech enhancement algorithm significantly improves intelligibility of voice audio and accuracy in speech driven applications, particularly in high noise environments. PureAudio is especially effective for use with speech recognition and mobile devices. PureAudio is a noise canceling algorithm that enhances applications that are controlled by speech by sampling the ambient noise in an environment and attenuating the noise from sources near or around the desired speech signals, thus delivering a clear audio signal. Designed specifically to improve the signal-to-noise ratio, PureAudio is effective in canceling stationary noises such as computer and ventilation fans, tires and engines.

EchoStop®. Andrea’s patented EchoStop provides a full duplex acoustic echo cancellation algorithm enabling both loudspeakers to broadcast and microphone to transmit simultaneously turning your PC into a high quality speakerphone. EchoStop is an advanced acoustic echo canceller (stereo version available) developed for use with conferencing systems such as group audio and videoconferencing systems and cellular car phone kits. EchoStop allows true two-way communication (often referred to as full duplex) over a conferencing system, even when the system is used in large spatial environments that may be vulnerable to extensive reverberation. EchoStop incorporates noise reduction algorithms to reduce the background noise of both the microphone input and the loudspeaker output, thus preventing the accumulation of interfering noise over conferencing systems that facilitate communication among multiple sites.

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

Our ANC and NC microphones are most effectively used in “near-field” applications where the microphone is next to the speaker’s mouth such as a boom microphone headset.

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP NC and ANC microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For the consumer and commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products for the following applications:

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

Andrea SuperBeam Array Microphone. Andrea’s patented DSDA adaptive beam forming system powers Andrea’s SuperBeam Array Microphone which enables more intelligible audio by forming a beam toward the speaker and eliminating background noises that are outside of the beam. DSDA is particularly effective for small office/home office use, providing an untethered noise cancelling microphone experience.

Andrea USB-SA External Digital Sound Card. Andrea’s PureAudio USB-SA with patented noise reduction technology eliminates noise problems by utilizing high quality digital circuitry and state of the art noise reduction algorithm software. This format bypasses the desktop or laptop computer’s sound system, providing increased intelligibility and performance of stereo microphone input and stereo speaker output for all of a user’s digital audio applications including VoIP and speech recognition programs.

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

Andrea Pureaudio Live Recorder . PureAudio™ Live Recorder is a full function digital voice and audio recording application for use with Apple™ iOS devices. The PureAudio™ Live Recorder is enhanced with Andrea’s patented digital noise reduction microphone technology. PureAudio™ digitally reduces background noise, while enhancing the recorded sound quality and intelligibility when making recordings in real-world noisy mobile environments.

Andrea Pureaudio Pro Recorder. In addition to the features offered in PureAudio Live Recorder, PureAudio Pro Recorder offers unlimited bookmarks for easy navigation of large recordings, 10-band graphic equalizer to customize your listening experience, aggressive PureAudio for recording in noisy environments, stereo recording for capturing surround sound recordings and beam forming noise cancellation to reduce sounds coming from the sides. PureAudio Pro Recorder is an easy to use, intuitive stereo recorder for capturing music, recitals, church services or precious family events and offers back ground noise reduction for crystal clear recordings of voice notes, lectures and interviews. With its almost unlimited recording time, you never have to worry about cutting off the end of a lecture or recital.

Andrea Anti-Noise Products

Our Andrea Anti-Noise Products include a line of headsets, handsets and related accessories that incorporate our NC and ANC technologies. Our headsets are mostly differentiated by the various designs of their headband, microphone boom and earphone components and are available in both single earphone monaural and dual earphone stereo models.

NC Products. Our NC products are sold through our internal contact center, as well as to original equipment manufacturers for incorporation into, or for use with their products. Our headsets are designed so you can get the most out of your PC audio experience. In addition, with our USB headset products, Andrea has combined the benefits of PureAudio USB digital audio which includes Andrea’s AudioCommander and PureAudio Technology with our noise cancelling PC headsets delivering a high fidelity audio experience with the highest voice recognition industry rating.

Wireless NC Products. Andrea Electronics is now offering our noise cancellation boom microphone technology in our BT-201 Bluetooth headset and our WNC-1500 RF headset. This wireless headset solution enhances sound quality in noisy environments and provides the user with a PureAudio experience, as well as delivering superior speech dialing performance. As an added value, these products can be combined with a USB audio adapter that can be used to seamlessly communicate to a PC.

ANC Products. ANC Products are our premium close talking microphone platform for enhancing speech recognition applications. All of our ANC products are sold through our internal contact center. ANC headset products incorporate a dual microphone system design that optimizes the acoustic performance of the sound.

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in security systems and services, industrial system integrators, voice activated services, communications, computer manufacturing, and software publishing. In addition to the arrangements we are involved in, we are currently discussing additional arrangements with other companies, but we cannot assure that any of these discussions will result in any definitive agreements.

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

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2014 and 2013, total research and development expenses were $728,240 and $701,161, respectively. During 2015, we expect research and development expenses to remain at the same level when compared to 2014. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We employ a sales staff as well as outside sales representatives and sales organizations to market our Andrea DSP Microphone and Audio Software Products. Andrea DSP Microphone and Audio Software Products are marketed to computer Original Equipment Manufacturers (“OEMs”), distributors of personal computers and communications equipment, software publishers, and industrial system integrators. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software. We are seeking to enter into additional collaborative arrangements for the marketing and sale of our Andrea DSP Microphone and Audio Software Products but we cannot assure that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and achievement of patent monetization is critical to our success.

Production Operations

In 2014 and 2013, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

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

Employees

At December 31, 2014, we had 15 employees, of whom three were engaged in production and related operations, six were engaged in research and development, and six were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize seven independent consultants (four are sales representatives, one is engaged for administration purposes and two are engaged in research and development activities).

ITEM 1A. RISK FACTORS

Andrea is a party to the Amended and Restated Revenue Sharing Agreement under which a perpetual predetermined share of its future Monetization Revenues will be allocated to AND34 and under which a default could cause a material adverse effect on its financial position.

Under the Amended and Restated Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of notes. After the notes are paid off in full, Monetization Revenues received will be allocated to AND34 and the Company in accordance with certain predetermined percentages ranging from 100% until AND34 has received $3,500,000 to ultimately 20%. The Amended and Restated Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Amended and Restated Revenue Sharing Agreement, AND34 may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Amended and Restated Revenue Sharing Agreement or ancillary documents including the notes.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the years ended December 31, 2014 and 2013 were approximately $2.8 million and $3.3 million, respectively. Net loss for the year ended December 31, 2014 was approximately $2.9 million, or $0.05 per share on a basic and diluted basis, versus a net loss of approximately $1.1 million, or $0.02 per share on a basic and diluted basis for the year ended December 31, 2013. On March 27, 2015, we entered into a contract to sell our Andrea Anti-Noise Products Division. For the year ended December 31, 2014, the Anti-Noise Products business segment generated approximately $1.5 million in revenue and a total operating loss of approximately $365,000. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of March 20, 2015. The number of shares outstanding does not include an aggregate of 26,464,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 42% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 18,534,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 2,277,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 20, 2015, we had 44.231432 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 5,652,234 shares, which is equal to approximately 9% of the 63,721,035 outstanding shares.

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

If we fail to commercialize and fully market our Andrea DSP Microphone and Audio Software products our net revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

Our business, results of operations and financial condition depend on the successful commercialization of our Andrea DSP Microphone and Audio Software products and technologies. We introduced our first Andrea DSP Microphone products in 1998 and we continued to introduce complementary products and technologies over the last several years. We primarily target the computer market, the audio and video conferencing markets and the market for in-vehicle computing, among others. The success of these products is subject to the risks frequently encountered by companies in an early stage of product commercialization, particularly companies in the computing and communications industries.

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

The markets in which we sell our Andrea DSP Microphone and Audio Software products are highly competitive. We may not compete successfully with any of our competitors. Most of our current and potential competitors have significantly greater financial, research and development, marketing, technical support and other resources than we do. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, marketing, and sale of their products than we can. The introduction of products incorporating new technologies could render our products obsolete and unmarketable and could exert price pressures on existing products.

We are currently engaged in the development of digital signal processing products and technologies for the voice, speech and natural language interface markets. We may not succeed in developing these new digital signal processing products and technologies, and any of these new digital signal processing products or technologies may not gain market acceptance.

Further, the markets for our products and technologies are characterized by evolving industry and government standards and specifications that may require us to devote substantial time and expense to adapt our products and technologies. For example, certain of our Andrea DSP Microphone and Audio Software products are subject to the Federal Communications Commission requirements. We may not successfully anticipate and adapt our products and technologies in a cost effective and timely manner to changes in technology and industry standards or to introductions of new products and technologies by others that render our then existing products and technologies obsolete.

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

The majority of our assembly operations are fulfilled by subcontractors (primarily in the Far East) using purchased components. Some specialized components for the Andrea DSP Microphone products, such as microphones and digital signal processing boards, are available from a limited number of suppliers (and in some cases foreign) and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases. If our subcontractors fail to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2014 and 2013, net revenues from sales to customers outside the United States accounted for approximately 47% and 49%, respectively, of our net revenues. International sales and operations are subject to a number of risks, including:

•	trade restrictions in the form of license requirements;

•	restrictions on exports and imports and other government controls;
9

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

A significant amount of our business involves licensing our proprietary software, a strategy that increases business risk and volatility.

We have licensed certain of our proprietary software to third parties and may seek to enter into additional license arrangements in the future. We cannot assure you, however, that others will be interested in licensing our software on commercially favorable terms or at all. We also cannot ensure that licensees will honor agreed-upon market restrictions, not infringe upon or misappropriate our intellectual property or maintain the confidentiality of our proprietary information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Andrea has a lease for its corporate headquarters, which is located in Bohemia, New York. The lease, which currently expires in April 2015, is for approximately 11,000 square feet of leased space, which houses our production operations, research and development activities, sales, administration and executive offices. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 11 to the accompanying Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

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

In July 2014, Andrea filed three complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer Inc. and related entities (“Acer”), Lenovo Group Ltd. and related entities (“Lenovo”), and Toshiba Corp. and related entities (“Toshiba”), and requesting monetary and injunctive relief. Acer, Lenovo, and Toshiba answered Andrea’s Complaints on October 20, 2014. Lenovo also asserted counterclaims. Andrea answered Lenovo’s counterclaims on November 10, 2014. Andrea also filed First Amended Complaints in these actions on November 10, 2014. Acer, Lenovo, and Toshiba answered the First Amended Complaints on November 24, 2014. Lenovo also asserted counterclaims. Andrea answered Lenovo’s counterclaims on December 15, 2014. Andrea intends to vigorously prosecute its claims against Acer, Lenovo, and Toshiba, and vigorously defend all counterclaims asserted by Lenovo.

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities (“Asus”), Dell Inc. (“Dell”), Hewlett-Packard Co. (“HP”), Lenovo, Realtek Semiconductor Corp. (“Realtek”), and Toshiba, and requesting monetary and injunctive relief Lenovo answered Andrea’s Complaint on February 10, 2015. Lenovo also asserted counterclaims. Andrea answered Lenovo’s counterclaims on March 3, 2015, and the other defendants have not yet answered Andrea’s complaint. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba, and vigorously defend all counterclaims asserted by Lenovo or any other defendant.

In February, 2015, Andrea filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba, and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 and issued a 100-day standing review, which is scheduled to be completed by June 26, 2015. None of the proposed Respondents has answered Andrea’s ITC Complaint. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2014. Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 20, 2015, there were approximately 376 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2013	$0.06	$0.03
June 30, 2013	$0.11	$0.04
September 30, 2013	$0.10	$0.03
December 31, 2013	$0.14	$0.06
March 31, 2014	$0.15	$0.04
June 30, 2014	$0.15	$0.07
September 30, 2014	$0.14	$0.07
December 31, 2014	$0.10	$0.06

No cash dividends were paid on Andrea’s Common Stock in 2014 or 2013.

During the three months ended December 31, 2014, the Company did not repurchase any of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as Andrea is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our mission is to provide the emerging “voice interface” markets with state-of-the-art digital microphone products and noise reduction software that facilitate natural language, human/machine interfaces.

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

Accounts Receivable – We are required to estimate the collectability of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2014 and 2013, our allowance for doubtful accounts was $17,547 and $17,920, respectively.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels.

Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical net revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $555,568 and $820,586 at December 31, 2014 and 2013, respectively, are net of reserves of $277,319 and $435,593, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2014 and 2013.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the risks noted in Item 1A.

Results Of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Revenues

	For the Year Ended December 31%
	2014	2013	Change
Andrea Anti-Noise Products net Product revenues
Revenue from products to OEM customers for use with educational software	$226,299	$210,194	8	(a)
All other Andrea Anti-Noise net product revenues	1,336,716	1,521,002	(12)	(b)
Total Andrea Anti-Noise Products net Product revenues	1,563,015	1,731,196	(10)

Total Patent Monetization license revenues	4,557	—		(c)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	38,110	23,520	62	(d)
All other Andrea DSP Microphone and Audio Software Product revenues	288,536	266,273	8	(e)
License revenues	892,358	1,229,811	(27)	(f)
Total Andrea DSP Microphone and Audio Software Products revenues	1,219,004	1,519,604	(20)

Net Revenues	$2,786,576	$3,250,800	(14)

(a)	The increase in revenue of approximately $16,000 for the year ended December 31, 2014 represents change in the timing of product sales to our educational customers for use with their distance learning products as compared to the same period in 2013.
(b)	The decrease in revenue of approximately $184,000 for the year ended December 31, 2014, in all other Andrea Anti-noise product revenues as compared to the same period in 2013 is primarily related to decreased demand from our distance learning customers and distributor and reseller customers.
(c)	These revenues represent Monetization Revenues, as defined in our Amended and Restated Revenue Sharing Agreement.
(d)	The increase of approximately $15,000 for the year ended December 31, 2014 as compared to the same period in 2013 in revenues of automotive array microphone products is primarily the result of increased product revenues from integrators of public safety vehicle solutions.
(e)	The increase of approximately $22,000 for year ended December 31, 2014 as compared to same period in 2013 in all other Andrea DSP Microphone and Audio Software product revenues is related to increased product revenues to an OEM customer for a customized digital product.
(f)	The decrease of approximately $337,000 for the year ended December 31, 2014, as compared to the same period in 2013, is the primarily the result of approximately $295,000 of certain royalties related to a customer’s licensing agreement that were not reported for 2012 that were reported during the year ended December 31, 2013, as well as a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the year ended December 31, 2014 increased to 41% from 40% for the year ended December 31, 2013. The cost of revenues as a percentage of net revenues for the year ended December 31, 2014 for Andrea Anti-Noise Products was 61% as compared to 63% for the year ended December 31, 2013. The cost of revenues as a percentage of net revenues for the year ended December 31, 2014 for Andrea DSP Microphone and Audio Software Products was 16% compared to 13% for the year ended December 31, 2013. These changes are primarily the result of the changes in revenue as described under “Net Revenues” above.

Patent Monetization Expenses

Patent monetization expenses of $1,687,802 for the year ended December 31, 2014, are a result of our Amended and Restated Revenue Sharing Agreement.

Research and Development

Research and development expenses for the year ended December 31, 2014 increased by 4% to $728,240 from $701,161 for the year ended December 31, 2013. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2014, research and development expenses reflected a 100% increase in our Patent Monetization efforts to $87,363 or 12% of total research and development expenses, a 17% decrease in our Andrea Anti-Noise Product efforts to $240,381 or 33% of total research and development expenses and a 2% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $400,496, or 55% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased by approximately 14% to $1,898,437 for the year ended December 31, 2014 from $2,207,241 for the year ended December 31, 2013. There was a 46% decrease in our Andrea Anti-Noise Product efforts to $735,656, or 39% of total general, administrative and selling expenses, an 100% increase in our Patent Monetization efforts to $692,853, or 36% of total general, administrative and selling expenses and a 44% decrease in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology for the year ended December 31, 2014 to $469,928, or 25% of total general, administrative and selling expenses. The overall 14% decrease of approximately $309,000 is related decreases in expenses related to amortization, compensation and promotion and marketing offset in part by increased costs associated with consummating the Revenue Sharing Agreement and the Amended and Restated Revenue Sharing Agreement

Interest (Expense) Income, net

Interest expense, net for the year ended December 31, 2014 was $274 compared to interest income, net of $6,122 the year ended December 31, 2013. The changes in this line item are attributable to an increase of interest expense related to long-term debt in conjunction with the Amended and Restated Revenue Sharing Agreement.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2014 was $214,136, compared to $170,473 for the year ended December 31, 2013. The provision for income taxes for the year ended December 31, 2014 is comprised of approximately $176,000 as a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and approximately $38,000 of certain alternative minimum taxes. Although the provisions could be offset by future tax benefits, the Company does not record the benefit as it is unlikely that the Company will be able to use these types of foreign tax credits or alternative minimum tax credits. The Company records a full valuation against deferred tax assets until such benefits will be utilized. The $38,000 of alternative minimum taxes is a result of the Company’s expectation to have taxable income as a result of the $3,500,000 advance from the Amended and Restated Revenue Sharing Agreement. The Company will offset the taxable income by utilization of their net operating loss carry forwards and reduce its valuation allowance by approximately $300,000. This reduction will be offset by the same reduction of the deferred tax asset resulting in no additional benefit or provision for the year ended December 31, 2014.

Net loss

Net loss for the year ended December 31, 2014 was $2,892,593 compared to a net loss $1,117,661 for the year ended December 31, 2013. The net loss for the year ended December 31, 2014 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At December 31, 2014, we had cash of $3,574,530 compared to $1,000,422 at December 31, 2013. The cash balance at December 31, 2014 was primarily a result of the $3,500,000 received in connection with Amended and Restated Revenue Sharing Agreement offset in part by our cash used in operations.

Our working capital balance at December 31, 2014 was $3,255,298 compared to working capital of $1,676,678 at December 31, 2013. The increase in working capital reflects an increase in total current assets of $2,220,044 and an increase in total current liabilities of $641,424. The increase in total current assets reflects an increase in cash of $2,574,108, a decrease in accounts receivable of $73,766, a decrease in inventories of $265,018 and a decrease in prepaid expenses and other current assets of $15,280. The increase in total current liabilities reflects an increase in trade accounts payable of $259,392, an increase in taxes payable of $38,000, a decrease of $2,829 in short-term deferred revenue and an increase in other current liabilities of $346,861.

The increase in cash of $2,574,108 reflects $1,771,153 of net cash provided by operating activities, $97,045 of net cash used in investing activities and $900,000 of net cash provided by financing activities.

The cash provided by operating activities of $1,771,153, excluding non-cash charges, is primarily attributable to the $2,892,593 net loss for the year ended December 31, 2014, a $102,370 increase in accounts receivable, a $423,292 decrease in inventories, a $15,265 decrease in prepaid expenses and other current assets and other assets, a $259,392 increase in trade accounts payable, a decrease in short-term deferred revenue of $2,829, an increase of $346,861 in other current liabilities, an increase of $38,000 in taxes payable and a $3,500,000 increase in Advance from Revenue Sharing Agreement. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines.

The cash used in investing activities of $97,045 reflects purchases of property and equipment of $4,952 and an increase in patents and trademarks of $92,093. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $900,000, reflects proceeds from long-term debt.

We plan to improve our cash flows in 2015 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts and the sale of our Andrea Anti-Noise Products business. In 2014, we entered into the Amended and Restated Revenue Sharing Agreement. Under the Amended and Restated Revenue Sharing Agreement, we received $3,500,000 in exchange for a perpetual predetermined share in the rights of our specified future revenues from patents owned by Andrea. Under the Amended and Restated Agreement, the Company agreed to issue and sell to AND34 an aggregate of $10,700,000 in notes. The proceeds of the notes will be used to pay patent monetization expenses. As a result of the past few years of performance and the execution of the Amended and Restated Revenue Sharing Agreement, we believe that we have sufficient liquidity to continue our operations at least through December 2015. As of March 20, 2015, Andrea had approximately $3,800,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and ages are as of December 31, 2014. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

Douglas J. Andrea, age 52, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

Gary A. Jones, age 69, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc., since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc, a wholly-owned subsidiary of Andrea Electronics Corporation.

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

Louis Libin, age 56, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Mr. Libin is also the executive director of the Advanced Television Broadcasting Alliance (The ATBA) The ATBA is an organization comprised of hundreds of low-power television (“LPTV”) broadcasters, owners and operators of translators, and allied industry organizations and companies. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the

National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 64, has been a Director of the Company since September 2003. He is the Executive Vice President of Ionian Management Inc., a Petroleum Shipping, Trading and Distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 58, has been a Director of the Company since 2003. He currently is Vice President of Networks Sales for Sinclair Broadcasting, the largest owner of television stations in the country. Previously, he was the Senior Director of Advanced Advertising, heading the group for Viamedia, a Cable Television Advertising Representation company that represents many cable providers including Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 42, has been the Company’s Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually as the Chief Financial Officer and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and persons who beneficially own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2014 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2014, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officers whose total compensation was over $100,000 during the years ended December 31, 2014, and 2013.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Douglas J. Andrea, Chairman of the	2014	$300,000	$—	$50,000	$350,000
Board, Chief Executive Officer, and Corporate Secretary	2013	300,000	—	—	300,000

Corisa L. Guiffre, Vice President,	2014	$156,104	$—	$28,000	$184,104
Chief Financial Officer and Assistant Corporate Secretary	2013	148,749	—	—	148,749

Outstanding Equity Awards at December 31, 2014

The following table provides information concerning outstanding unexercised options as of December 31, 2014 for each named executive officer. None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2014.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	250,000	—	$ 0.04	8-04-2015
	600,000	—	$ 0.05	8-10-2015
	1,000,000	—	$ 0.12	11-02-2016
	1,000,000	—	$ 0.12	11-16-2016
	1,000,000	—	$ 0.11	9-12-2017
	2,000,000	—	$ 0.04	8-8-2018
	1,000,000	—	$ 0.04	8-8-2018
	1,000,000	—	$ 0.11	7-24-2019
	1,000,000	—	$ 0.13	8-01-2020
	—	1,000,000	$ 0.10	9-21-2024

Corisa L. Guiffre	250,000	—	$ 0.05	8-10-2015
	400,000	—	$ 0.12	11-16-2016
	350,000	—	$ 0.11	9-12-2017
	500,000	—	$ 0.04	8-8-2018
	200,000	—	$ 0.11	7-24-2019
	250,000	—	$ 0.08	9-22-2020
	—	350,000	$ 0.08	10-21-2014
19

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At December 31, 2014, the future minimum cash commitments under this agreement aggregate $475,000.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2014 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards	Total

Gary A Jones	$8,500	$12,000	$20,500
Louis Libin	8,500	12,000	20,500
Joseph J. Migliozzi	10,750	19,000	29,750
Jonathan D. Spaet	9,000	12,000	21,000

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2014. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$3,500
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 20, 2015, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)

Douglas J. Andrea	261,014	(2)	8,850,000	12.6%
Corisa L. Guiffre	2,750		1,950,000	3.0%
Gary A. Jones	437,472		233,031	1.1%
Louis Libin	352,149		254,848	*
Joseph J. Migliozzi	711,261		498,077	1.9%
Jonathan D. Spaet	29,261		233,031	*
Current directors and executive officers as a group (6 persons)	1,790,031		12,018,987	18.2%

*Less than 1%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 63,721,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 20, 2015, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.
(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 20, 2015, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)		Percent of Common Stock and Common Stock Equivalents Outstanding (2)

Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	—		5,722,159	(3)	8.2%

Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000	(4)	—		8.5%

(1)	The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.
21

(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 63,721,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.
(3)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 20, 2015. As of March 20, 2015, Alpha Capital has 3,585,731 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above, for limitations on the conversion of such commons stock equivalents.
(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2014, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,534,821	$0.08	2,277,436
Equity compensation plans not approved by security holders	—	—	—
Total	18,534,821	$0.08	2,277,436

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2014 and 2013 by Marcum LLP:

	2014	2013
Audit Fees	$114,500	$114,500
Audit-related fees	5,175	—
Tax fees	—	—
All other fees	—	—

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

During the year ended December 31, 2014, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—at December 31, 2014 and 2013
•	Consolidated Statements of Operations—Years Ended December 31, 2014 and 2013
•	Consolidated Statements of Shareholders’ Deficit Equity —Years Ended December 31, 2014 and 2013
•	Consolidated Statements of Cash Flows—Years ended December 31, 2014 and 2013
•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.9	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	*1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.2	*Change in Control Agreement, dated as of November 22, 1999, by and between Corisa L. Guiffre and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-KSB for the year ended December 31, 2006)

10.3	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.4	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.5	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

Exhibit Number	Description
10.6	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.7	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)

10.8	*Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.9	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s From 10-K filed on March 16, 2010)

10.10	*Employment Agreement, dated as of August 1, 2014 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 8, 2014)

10.11	Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)**

10.12	Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)**

14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)

21.0	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.0	Rule 13a-14(a)/15d – 14(a) Certifications

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL:

(i)	the Consolidated Balance Sheets;
(ii)	the Consolidated Statements of Operations;
(iii)	the Consolidated Statements of Shareholders’ Deficit Equity;
(iv)	the Consolidated Statements of Cash Flows; and
(v)	the Notes to the Consolidated Financial Statements.

*   Management contract or compensatory plan or arrangement

** Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the document filed as an exhibit to this report. A complete copy of this agreement, including the redacted terms, has been separately filed with the SEC.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the 1992 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, NY

March 30, 2015

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$3,574,530	$1,000,422
Accounts receivable, net of allowance for doubtful accounts of $17,547 and $17,920, respectively	295,225	368,991
Inventories, net	555,568	820,586
Prepaid expenses and other current assets	60,578	75,858
Total current assets	4,485,901	2,265,857

Property and equipment, net	116,899	183,726
Intangible assets, net	374,157	326,109
Other assets, net	13,233	13,218
Total assets	$4,990,190	$2,788,910

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Trade accounts payable	$600,828	$341,436
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	9,312	12,141
Taxes Payable	38,000	—
Other current liabilities	508,542	161,681
Total current liabilities	1,230,603	589,179

Advance from Revenue Sharing Agreement	3,500,000	—
Long-term debt	909,875	—
Total liabilities	5,640,478	589,179

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	—	—

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	—	—
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,586,585	77,544,011
Accumulated deficit	(78,883,156)	(75,990,563)

Total shareholders’ (deficit) equity	(650,288)	2,199,731

Total liabilities and shareholders’ (deficit) equity	$4,990,190	$2,788,910

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Revenues
Net product revenues	$1,889,661	$2,020,989
License revenues	896,915	1,229,811
Net Revenues	2,786,576	3,250,800

Cost of revenues	1,150,280	1,295,708

Gross margin	1,636,296	1,955,092

Patent Monetization Expenses	1,687,802	—

Research and development expenses	728,240	701,161

General, administrative and selling expenses	1,898,437	2,207,241

Loss from operations	(2,678,183)	(953,310)

Interest (expense) income, net	(274)	6,122

Loss before provision for income taxes	(2,678,457)	(947,188)

Provision for income taxes	214,136	170,473

Net loss	$(2,892,593)	$(1,117,661)

Basic and diluted weighted average shares	63,721,035	63,721,035

Basic and diluted net loss per share	$(0.05)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2013	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,521,216	$(74,872,902)	$3,294,597

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	22,795	—	22,795

Net loss	—	—	—	—	—	—	—	(1,117,661)	(1,117,661)

Balance, December 31, 2013	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,544,011	$(75,990,563)	$2,199,731

Stock-based Compensation Expense related to Stock Option Grants	—	—	—	—	—	—	42,574	—	42,574

Net loss	—	—	—	—	—	—	—	(2,892,593)	(2,892,593)

Balance, December 31, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,586,585	$(78,883,156)	$(650,288)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,892,593)	$(1,117,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115,824	562,081
Stock based compensation	42,574	22,795
Reserve for inventory obsolesce	(158,274)	(219,357)
Provision for income tax withholding	176,136	42,082
PIK interest, net	9,875	—
Change in:
Accounts receivable	(102,370)	(182,048)
Inventories	423,292	31,840
Prepaid expenses, other current assets and other assets	15,265	13,115
Trade accounts payable	259,392	143,482
Advance from Revenue Sharing Agreement	3,500,000	—
Taxes payable	38,000	—
Short-term deferred revenue	(2,829)	12,141
Other current liabilities	346,861	(1,605)
Net cash provided by (used in) operating activities	1,771,153	(693,135)

Cash flows from investing activities:
Purchases of property and equipment	(4,952)	(8,843)
Purchases of patents and trademarks	(92,093)	(43,963)
Net cash used in investing activities	(97,045)	(52,806)

Cash flows provided by financing activities:
Proceeds from long-term debt	900,000	—
Net cash provided by financing activities	900,000	—

Net increase (decrease) in cash	2,574,108	(745,941)

Cash, beginning of year	1,000,422	1,746,363
Cash, end of year	$3,574,530	$1,000,422

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2,557	$—
Income Taxes	$186,355	$132,976

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

	December 31,
	2014	2013
Total potentially dilutive common shares as of:

Options to purchase common stock (Note 12)	18,534,821	17,225,321
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 9)	3,628,576	3,628,576

Total potentially dilutive common shares	24,187,055	22,877,555

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2014 and 2013, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2014, the Company’s cash was held at three financial institutions.

Concentration of Risk

The following customer accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	December 31,
	2014	2013
Customer A	32%	34%

Customer A accounted for approximately 54% and 46% of accounts receivable at December 31, 2014 and 2013, respectively. Revenues from Customer A are included in Andrea DSP Microphone and Audio Software Products segment.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following supplier accounted for 10% or more of Andrea’s purchases during the periods presented below:

	December 31,
	2014	2013
Supplier A	82%	84%

At December 31, 2014 and December 31, 2013, Supplier A accounted for approximately $107,000 or 18% and $146,000 or 43%, of accounts payable, respectively.

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2014 and 2013.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014 the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated interim financial statements. The Company’s evaluation was performed for tax years ended 2011 through 2014. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position

Stock-Based Compensation

At December 31, 2014, Andrea had two stock-based employee compensation plans, which are described more fully in Note 11. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

Shipping and Handling Costs

Andrea incurs shipping and handling costs in its operations. These costs are included in “Cost of revenues” in the consolidated statements of operations. $36,800 and $50,647 were billed to customers and are included in net revenues for the years ended December 31, 2014 and 2013, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Advertising Expenses

In accordance with ASC 720 all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2014 and 2013 were approximately $3,000 and $23,000, respectively and are included in general, administrative and selling expenses.

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

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2014 and 2013, the carrying value of all financial instruments approximated fair value.

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

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than the Notes 11 and 14, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,
	2014	2013
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	832,373	740,280
	9,399,821	9,307,728
Less: accumulated amortization	(9,025,664)	(8,981,619)
	$374,157	$326,109
F-10

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The changes in the carrying amount of intangible assets during the years ended December 31, 2014 and 2013 were as follows:

	Core Technology	Patents and Trademarks	Totals
Balance as of January 1, 2013	$441,421	$311,552	$752,973
Additions during the period	—	43,963	43,963
Amortization	(441,421)	(29,406)	(470,827)
Balance as of December 31, 2013	$—	$326,109	$326,109
Additions during the period	—	92,093	92,093
Amortization	—	(44,045)	(44,045)
Balance as of December 31, 2014	$—	$374,157	$374,157

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2014 and 2013, Andrea concluded that there were no long-lived assets that required to be tested for recoverability.

Amortization expense was $44,045 and $470,827 for the years ended December 31, 2014 and 2013, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company’s intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $47,000, $46,000, $41,000, $38,000 and $32,000, respectively.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2014	2013
Raw materials	$21,354	$18,228
Finished goods	811,533	1,237,951
	832,887	1,256,179
Less: reserve for obsolescence	(277,319)	(435,593)
	$555,568	$820,586

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2014	2013
Leasehold Improvements	$20,501	$20,501
Information Technology Equipment	301,252	301,252
Furniture and fixtures	108,878	108,878
Tools, molds and testing equipment	279,057	274,105
	709,688	704,736
Less: accumulated depreciation and amortization	(592,789)	(521,010)
	$116,899	$183,726

Depreciation and amortization of property and equipment was $71,779 and $91,254 for the years ended December 31, 2014 and 2013, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT, AND LONG-TERM DEBT

Revenue Sharing and Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Amended and Restated Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Amended and Restated Revenue Sharing Agreement, the Company has granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,500,000, which is recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet. The advance will be repaid over the period in which the Company generates any future monetization revenues with AND34 in excess of any of the outstanding long-term debt and accrued interest. At the closing date, the Company issued $200,000 of notes to AND34 and has agreed to issue and sell to AND34 additional notes (“Notes”) up to $10,500,000 during the four years after the closing date or such greater amount as AND34 may agree in their sole discretion. The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for expenses of the Company incurred in pursuing patent monetization. AND34’s rights to the Company’s monetization revenues from the Patents and the Notes are secured by the Patents. As of December 31, 2014, $900,000 of notes payable were issued to AND34.

Any Monetization Revenues (as defined in the Amended and Restated Revenue Sharing Agreement) received from the Patents will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Notes. After the Notes are paid in full, the Monetization Revenues received from the Patents will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 100% to the Revenue Participants (such percentage to be allocated to the Revenue Participants until they have received $3,500,000) to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Amended and Restated Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license fees, settlement payments and judgments.

The Amended and Restated Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of the Patents. The Revenue Participants and the Company will account for the tax treatment as set forth in the Amended and Restated Revenue Sharing Agreement. Following an Event of Default under the Amended and Restated Revenue Sharing Agreement, the Note Purchasers and Revenue Participants may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or the exercise of any power granted under the Amended and Restated Revenue Sharing Agreement or ancillary documents including the Notes.

Long-term debt

	December 31,
	2014	2013
Note Payable	$900,000	$—
PIK interest	9,875	—
Total long-term debt	909,875	$—
Less: current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$909,875	$—

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR (as defined in the Amended and Restated Revenue Sharing Agreement) plus 2% per annum, (3% at December 31, 2014); provided that upon and during the continuance of an Event of Default (as set forth in the Amended and Restated Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due on June 30, 2020. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2014	2013
Accrued payroll and related expenses	$22,377	$85,129
Accrued patent monetization expenses	415,000	—
Accrued professional and other service fees	71,165	76,552
	$508,542	$161,681

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

As of December 31, 2014, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

DECEMBER 31, 2014

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

As of December 31, 2014, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2014 and during the years ended December 31, 2014 and 2013.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in ASC 740. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company’s evaluation was performed for tax years ended 2011 through 2014. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2014. For the year ended December 31, 2014, the Company determined that, more likely than not, its deferred tax assets would be not be realized and, accordingly, increased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The provision for income tax consists of the following:

	For the Years Ended December 31,
	2014	2013
Current:
Federal	$38,000	$—
Foreign	176,136	170,473
State and Local	—	—
Total Current	214,136	170,473

Deferred
Federal	(1,003,000)	2,052,000
Foreign	—	—
State and Local	(147,000)	302,000
Adjustment to valuation allowance related to net deferred tax assets	1,150,000	(2,354,000)
Total Deferred	—	—

Provision for income taxes	$214,136	$170,473
F-14

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The provision for income taxes for the year ended December 31, 2014 of approximately $214,000. Approximately $176,000 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned while approximately $38,000 is the result of certain alternative minimum taxes. The provision related to foreign taxes is deductible, while the provision relating to alternative minimum taxes is able to be offset by future tax benefits. Since the Company records a full valuation against deferred tax assets, the provision relating to alternative minimum taxes of approximately $38,000 will not be reduced by such future tax benefits. The provision for income taxes for the year ended December 31, 2013 of approximately $170,000 is the result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before benefit for income taxes is as follows:

	For the Years Ended December 31,
	2014	2013

Tax provision at statutory rate	(34)%	(34)%
State and local taxes	(5)%	(5)%
Foreign taxes	7%	18%
Core technology amortization	-%	16%
Change in valuation allowance for net deferred tax assets	40%	23%
	8%	18%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2014	2013
Deferred tax assets:
Accrued expenses	$35,000	$37,000
Allowance for doubtful accounts	7,000	7,000
Deferred Revenue	3,000	5,000
Reserve for obsolescence	109,000	171,000
Expense associated with non-qualified stock options	100,000	92,000
Advance from Revenue Sharing Agreement	1,365,000	—
Monetization Expenses	416,000	—
General business credit	1,156,000	1,113,000
NOL carryforward	12,987,000	13,603,000
	16,178,000	15,028,000
Less: valuation allowance	(16,178,000)	(15,028,000)
Deferred tax asset, net	$—	$—

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2014	2013

Beginning Balance	$15,028,000	$17,382,000
Change in Allowance	1,150,000	(2,354,000)
Ending Balance	$16,178,000	$15,028,000

As of December 31, 2014, Andrea had net operating loss and credit carryforwards of approximately $33.3 million expiring in varying amounts beginning in 2019 through 2032. Andrea has General Business Credits of approximately $1.2 million expiring in varying amounts beginning in 2015 through 2030. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

11. COMMITMENTS AND CONTINGENCIES

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which currently expires in April 2015, is for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was approximately $99,718 and $98,240 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2015	60,475
2016	17,968
2017	6,596
Total	$85,039

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At December 31, 2014, the future minimum cash commitments under this agreement aggregate $475,000.

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

In July 2014, Andrea filed three complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer Inc. and related entities (“Acer”), Lenovo Group Ltd. and related entities (“Lenovo”), and Toshiba Corp. and related entities (“Toshiba”), and requesting monetary and injunctive relief. Acer, Lenovo, and Toshiba answered Andrea’s Complaints on October 20,2014. Lenovo also asserted counterclaims. Andrea answered Lenovo’s counterclaims on November 10, 2014. Andrea also filed First Amended Complaints in these actions on November10, 2014. Acer, Lenovo, and Toshiba answered the First Amended Complaints on November 24,2014. Lenovo also asserted counterclaims. Andrea answered Lenovo’s counterclaims on December 15, 2014. Andrea intends to vigorously prosecute its claims against Acer, Lenovo, and Toshiba, and vigorously defend all counterclaims asserted by Lenovo.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities (“Asus”), Dell Inc. (“Dell”), Hewlett-Packard Co. (“HP”), Lenovo, Realtek Semiconductor Corp. (“Realtek”), and Toshiba, and requesting monetary and injunctive relief Lenovo answered Andrea’s Complaint on February 10, 2015. Lenovo also asserted counterclaims. Andrea answered Lenovo’s counterclaims on March 3, 2015, and the other defendants have not yet answered Andrea’s complaint. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba, and vigorously defend all counterclaims asserted by Lenovo or any other defendant.

In February, 2015, Andrea filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba, and requesting injunctive relief. The ITC instituted an Investigation on March 12, 2015 and issued a 100-day standing review, which is scheduled to be completed by June 26, 2015. None of the proposed Respondents has answered Andrea’s Complaint. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba.

12. STOCK PLANS AND STOCK-BASED COMPENSATION

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2014, there were 2,277,436 shares available for further issuance under the 2006 Plan.

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

During the year ended December 31, 2014, Andrea granted 2,200,000 shares of common stock options with a weighted average fair market fair of $0.08 per share. The grants provide for up to a three-year vesting period, a weighted average exercise price of $0.08 per share, which was the fair market value of the Company’s common stock at the date of grant and a weighted average expected life of 8 years. The fair values of the 2,200,000 stock options granted was $185,000 which was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2014:

During the year ended December 31, 2013, Andrea granted 150,000 shares of common stock options with a weighted average fair market fair of $0.14 per share. The grants provide for up to a two-year vesting period, a weighted average exercise price of $0.14 per share, which was the fair market value of the Company’s common stock at the date of grant and a weighted average expected life of 6 years. The fair values of the 150,000 stock options granted was $20,000 which was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions:

	December 31, 2014	December 31, 2013
Expected life in years (based on simplified method)	8 years	6 years
Risk-free interest rates	2.10%	1.65%
Volatility (based on historical volatility)	203.0%	222.3%
Dividend yield	0%	0%
F-17

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Option activity during 2014 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

At January 1, 2014	17,225,321	$0.08	$0.08	4.03 years	17,108,654	$0.08	$0.08	3.99 years
Cancelled/Expired	(890,500)	$0.11	$0.09
Granted	2,200,000	$0.08	$0.08
At December 31, 2014	18,534,821	$0.08	$0.08	3.92 years	16,317,821	$0.08	$0.08	3.13 years

During the year ended December 31, 2014, 99,667 options vested with a weighted average exercise price of $0.11 and a weighted average fair value of $0.11 per option. Based on the December 31, 2014, fair market value of the Company’s common stock of $0.08 per share, the aggregate intrinsic value of the 18,534,821 options outstanding and 16,317,821 shares exercisable is $265,850 and $265,180, respectively.

Total compensation expense recognized related to stock option awards was $42,574 and $22,795 for the year ended December 31, 2014 and 2013, respectively. In the accompanying consolidated statement of operations for the year ended December 31, 2014, $36,382 of expense is included in general, administrative and selling expenses and $6,192 is included in research and development expenses. In the accompanying consolidated statement of operations for the year ended December 31, 2013, $20,623 of expense is included in general, administrative and selling expenses, $1,788 is included in research and development expenses and $384 is included in cost of revenues.

As of December 31, 2014, there was $154,177 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plans. This unrecognized compensation cost is expected to be recognized over the next 3 years ($97,532 in 2015, $42,240 in 2016 and $14,405 in 2017).

13. SEGMENT INFORMATION

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. As a result of the Amended and Restated Revenue Sharing Agreement, during 2014, the Company added a third segment that incorporates the Company’s new efforts into this new segment. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three segments: (i) Andrea Anti-Noise Products; (ii) Patent Monetization; and (iii) Andrea DSP Microphone and Audio Software Products. Andrea Anti-Noise Products include noise cancellation and active noise cancellation computer headset products and related computer peripheral products. Patent Monetization includes Monetization Revenues (as defined in our Amended and Restated Revenue Sharing Agreement). Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2014 and 2013:

2014 Segment Data	Andrea Anti- Noise Products	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2014
Net revenues from external customers	$1,563,014	$—	$326,647	$1,889,661
License revenues	—	4,557	892,358	896,915
Loss (income) from operations	364,553	2,463,461	(149,831)	2,678,183
Depreciation and amortization	53,204	22,023	40,597	115,824
Purchases of property and equipment	4,952	—	—	4,952
Purchases of patents and trademarks	—	46,047	46,046	92,093
Assets	870,858	187,078	3,932,254	4,990,190
Total long lived assets	84,017	187,078	219,961	491,056
F-18

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2013 Segment Data	Andrea Anti- Noise Products	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2013
Net revenues from external customers	$1,731,196	$—	$289,793	$2,020,989
License revenues	—	—	1,229,811	1,229,811
Loss (income) from operations	1,022,988	—	(69,678)	953,310
Depreciation and amortization	77,376	—	484,705	562,081
Purchases of property and equipment	8,843	—	—	8,843
Purchases of patents and trademarks	1,382	—	42,581	43,963
Assets	1,511,870	—	1,277,040	2,788,910
Total long lived assets	175,190	—	334,645	509,835

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2014 and 2013, and as of each respective year-end, net revenues and accounts receivable by geographic area are as follows:

Geographic Data	2014	2013
Net Revenues:
United States	$1,464,377	$1,673,301
Foreign(1)	1,322,199	1,577,499
	$2,786,576	$3,250,800
Accounts receivable:
United States	$126,828	$141,621
Foreign	168,397	227,370
	$295,225	$368,991

(1)	Net revenue from the People’s Republic of China and Singapore represented 37% and 38% of total net revenues for the year ended December 31, 2014 and 2013, respectively.

$16,690 of our property and equipment, net represents product tools and molds. These tools and molds are located in Asia at the manufacturing facility, which produces the respective product. All of our remaining property and equipment, net is located at our facility in Bohemia, New York.

14. SUBSEQUENT EVENT

On March 27, 2015, we entered into a contract to sell our Andrea Anti-Noise Products Division. For the year ended December 31, 2014, the Anti-Noise Products business segment generated approximately $1.5 million in revenue and a total operating loss of approximately $365,000. Proceeds from the sale will primarily be used to fund our other operating segments.

F-19

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive Officer and	March 30, 2015
Douglas J. Andrea	Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 30, 2015
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 30, 2015
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 30, 2015
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 30, 2015
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 30, 2015
Jonathan D. Spaet