Form 10-Q
period 2015-03-31
ANDREA ELECTRONICS CORP
filed 2015-05-20
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-4324

--------

ANDREA ELECTRONICS CORPORATION
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

New York --------------------------------------------	11-0482020 --------------------------------------------
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

620 Johnson Avenue Suite 1-B, Bohemia, New York ----------------------------------------------------------------------	11716 ---------------------------------
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):	631-719-1800

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2015, there were 63,721,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$3,761,072	$3,574,530
Accounts receivable, net of allowance for doubtful accounts of $5,415	209,102	238,814
Inventories, net	162,848	216,336
Prepaid expenses and other current assets	41,257	60,578
Assets from discontinued operations	439,062	395,643
Total current assets	4,613,341	4,485,901

Property and equipment, net	86,805	94,064
Intangible assets, net	362,286	374,157
Assets from discontinued operations	20,354	22,835
Other assets, net	13,233	13,233
Total assets	$5,096,019	$4,990,190

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable	$788,314	$493,600
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	6,600	9,312
Taxes Payable	-	38,000
Other current liabilities	380,800	464,476
Liabilities from discontinued operations	160,811	151,294
Total current liabilities	1,410,446	1,230,603

Advance from Revenue Sharing Agreement	3,500,000	3,500,000
Long-term debt	2,121,443	909,875
Total liabilities	7,031,889	5,640,478

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized:
1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares;
issued and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized:
2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares;
issued and outstanding: 63,721,035 shares	637,210	637,210
Additional paid-in capital	77,615,556	77,586,585
Accumulated deficit	(80,197,709)	(78,883,156)

Total shareholders’ deficit	(1,935,870)	(650,288)

Total liabilities and shareholders’ deficit	$5,096,019	$4,990,190

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenues
Net Product revenues	$83,948	$17,697
License revenues	212,379	194,844
Revenues	296,327	212,541

Cost of revenues	30,653	25,637

Gross margin	265,674	186,904

Patent Monetization Expenses	1,008,352	337,060

Research and development expenses	179,476	106,664

General, administrative and selling expenses	227,607	576,850

Loss from operations	(1,149,761)	(833,670)

Interest (expense) income, net	(7,499)	495

Loss from continuing operations before provision for income taxes	(1,157,260)	(833,175)

Provision for income taxes	41,538	38,584

Loss from continuing operations	(1,198,798)	(871,759)

Loss from discontinued operations	(115,755)	(98,126)

Net loss	$(1,314,553)	$(969,885)

Basic and diluted weighted average shares	63,721,035	63,721,035

Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.01)

Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per share	$(0.02)	$(0.02)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED )

	Series C		Series D
	Convertible	Series C	Convertible	Series D	Common
	Preferred	Convertible	Preferred	Convertible	Stock		Additional		Total
	Stock	Preferred	Stock	Preferred	Shares	Common	Paid-In	Accumulated	Shareholders’
	Outstanding	Stock	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance, January 1, 2015	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,586,585	$(78,883,156)	$(650,288)

Stock-based Compensation Expense
related to Stock Option Grants	-	-	-	-	-	-	28,971	-	28,971

Net loss	-	-	-	-	-	-	-	(1,314,553)	(1,314,553)

Balance, March 31, 2015	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,615,556	$(80,197,709)	$1,935,870

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(1,314,553)	$(969,885)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,611	28,126
Stock based compensation expense	28,971	3,582
Reserve for obsolescence	(76,558)	7,107
Provision for income tax withholding	41,538	38,584
PIK interest, net	11,568	-
Change in:
Accounts receivable	(57,921)	32,805
Inventories, net	132,722	117,802
Prepaid expenses, other current assets and other assets	19,321	(797)
Taxes payable	(38,000)	-
Trade accounts payable	231,070	(55,188)
Advance from Revenue Sharing Agreement	-	3,000,000
Other current liabilities	(10,515)	(31,555)
Short-term and long-term deferred revenue	(2,712)	898
Net cash (used in) provided by operating activities	(1,013,458)	2,171,479

Cash flows used in investing activities:
Purchases of patents and trademarks	-	(23,914)
Net cash used in investing activities	-	(23,914)

Cash flows provided by financing activities:
Proceeds from long-term debt	1,200,000	200,750
Net cash provided by financing activities	1,200,000	200,750

Net increase in cash	186,542	2,348,315

Cash, beginning of year	3,574,530	1,000,422
Cash, end of period	$3,761,072	$3,348,737

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$49,899	$48,304

See Notes to Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries ("Andrea" or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2014 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2014 audited consolidated financial statements.

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

Total potential common shares as of:	March 31, 2015	March 31, 2014
Options to purchase common stock (Note 7)	18,534,821	17,025,321
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576

Total potential common shares	24,187,055	22,677,555

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2015 and December 31, 2014, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At March 31, 2015, the Company’s cash was held at three financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Customer A	70%	91%
Customer B	22%	*

____________________

           * Amounts are less than 10%

As of March 31, 2015, Customer A and B accounted for approximately 79% and 16%, respectively, of accounts receivable. As of December 31, 2014, Customer A and B accounted for approximately 67% and 13%, respectively, of accounts receivable.

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

	March 31,	December 31,
	2015	2014
Raw materials	$14,499	$15,852
Finished goods	278,144	330,240
	292,643	346,092
Less: reserve for obsolescence	(129,795)	(129,756)
	$162,848	$216,336

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At March 31, 2015 and December 31, 2014, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2015 and December 31, 2014 the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2011 through 2014. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At March 31, 2015, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, other than Note 9, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

Note 3. Revenue Sharing and Note Purchase Agreement and Long-term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Amended and Restated Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Amended and Restated Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,500,000, which is recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet. The advance will be repaid over the period in which the Company generates any future monetization revenues with AND34 in excess of any of the outstanding long-term debt and accrued interest. At the closing date, the Company issued $200,000 of notes to AND34 and has agreed to issue and sell to AND34 additional notes (“Notes”) up to an aggregate of $10,500,000 during the four years after the closing date or such greater amount as AND34 may agree in their sole discretion. The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for expenses of the Company incurred in pursuing patent monetization. AND34’s rights to the Company’s monetization revenues from the Patents and the Notes are secured by the Patents. As of March 31, 2015 and December 31, 2014, $2,100,000 and $900,000, respectively, of notes payable were issued to AND34.

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

Long-term debt

Long-term debt consists of the following:

	March 31,	December 31,
	2015	2014
Note Payable	$2,100,000	$900,000
PIK interest	21,443	9,875
Total long-term debt	2,121,443	909,875
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$2,121,443	$909,875

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR (as defined in the Amended and Restated Revenue Sharing Agreement) plus 2% per annum, (3% at March 31, 2015 and December 31, 2014); provided that upon and during the continuance of an Event of Default (as set forth in the Amended and Restated Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due on June 30, 2020. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium.

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

As of March 31, 2015, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of March 31, 2015, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

Andrea leases its corporate headquarters located in Bohemia, New York. The lease from an unrelated party, which expired in May 2015, was for approximately 11,000 square feet and houses Andrea’s warehousing, sales and executive offices. Rent expense under this operating lease was approximately $25,174 and $24,441 for the three months ended March 31, 2015 and 2014, respectively.

In May 2015, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. There was no rent expense under this operating lease for the three-month period ended March 31, 2015. The minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2015 (April 1 – December 31)	$41,698
2016	50,203
2017	39,959
2018	34,531
2019	35,740
2020	30,755
Total	$232,886

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At March 31, 2015, the future minimum cash commitments under this agreement aggregate $400,000.

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

In July 2014, Andrea filed three complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer Inc. and related entities ("Acer"), Lenovo Group Ltd. and related entities ("Lenovo"), and Toshiba Corp. and related entities ("Toshiba"), and requesting monetary and injunctive relief. Acer, Lenovo, and Toshiba answered Andrea's complaints on October 20, 2014. Lenovo also asserted counterclaims which Andrea answered on November 10, 2014. Andrea also filed First Amended Complaints in these actions on November 10, 2014 which Acer, Lenovo, and Toshiba answered on November 24, 2014. Lenovo also asserted counterclaims which Andrea answered on December 15, 2014. All of these cases were stayed on March 23, 2015 due to Andrea’s complaint with the International Trade Commission (“ITC”) against these parties. Andrea intends to vigorously prosecute its claims against Acer, Lenovo, and Toshiba, and vigorously defend all counterclaims asserted by Lenovo.

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities ("Asus"), Dell Inc. ("Dell"), Hewlett-Packard Co. ("HP"), Lenovo, Realtek Semiconductor Corp. ("Realtek"), and Toshiba, and requesting monetary and injunctive relief Lenovo answered Andrea's complaint on February 10, 2015. Lenovo also asserted counterclaims which Andrea answered on March 3, 2015. The other defendants have not yet answered Andrea's complaint. All of these cases except for the case against Realtek were also stayed on March 23, 2015 due to Andrea’s complaint with the ITC against these parties. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek and Toshiba, and vigorously defend all counterclaims asserted by Lenovo or any other defendant.

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba (the “ITC Respondents”), and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 and issued a 100-day standing review, which is scheduled to be completed by June 26, 2015. The proposed ITC Respondents answered Andrea's complaint on April 6, 2015. Administrative Law Judge Thomas B. Pender held a hearing for the 100-day standing review on April 30, 2015. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At March 31, 2015, there were 2,277,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three months ended March 31, 2015 and 2014.

Option activity during 2015 is summarized as follows:

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted	Weighted	Average		Weighted	Weighted	Average
		Average	Average	Remaining		Average	Average	Remaining
	Options	Exercise	Fair	Contractual	Options	Exercise	Fair	Contractual
	Outstanding	Price	Value	Life	Exercisable	Price	Value	Life
At January 1, 2015	18,534,821	$0.08	$0.08	3.92 years	16,317,821	$0.08	$0.08	3.13 years
Expired	-

At March 31, 2015	18,534,821	$0.08	$0.08	3.68 years	16,317,821	$0.08	$0.08	2.89 years

Based on the March 31, 2015 fair market value of the Company’s common stock of $0.08, the aggregate intrinsic value for the 18,534,821 options outstanding and 16,317,821 shares exercisable is $265,850 and $265,180, respectively.

Total compensation expense recognized related to stock option awards was $28,971 and $3,582 for the three months ended March 31, 2015 and 2014, respectively. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2015, $22,779 of expense is included in general, administrative and selling expenses and $6,192 of expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2014, $3,582 of expense is included in general, administrative and selling expenses.

As of March 31, 2015, there was $125,206 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plans. This unrecognized compensation cost is expected to be recognized during 2015, 2016 and 2017 in the amounts of $68,561, $42,240 and $14,405, respectively.

Note 8. Segment Information

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Patent Monetization and (ii) Andrea DSP Microphone and Audio Software Products. Patent Monetization includes Monetization Revenues (as defined in our Amended and Restated Revenue Sharing Agreement). Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology.

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended March 31, 2015 and 2014.

		Andrea DSP
		Microphone and
	Patent	Audio Software	2015 Three Month
2015 Three Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$83,948	$83,948
License revenues	1,849	210,530	212,379
Loss from continuing operations	1,060,541	89,220	1,149,761
Depreciation and amortization	5,937	9,156	15,093
Assets	181,141	4,455,462	4,636,603
Property and equipment and intangibles	181,141	267,950	449,091

		Andrea DSP
		Microphone and
	Patent	Audio Software	2014 Three Month
2014 Three Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$17,697	$17,697
License revenues	-	194,844	194,844
Loss from continuing operations	807,388	26,282	833,670
Depreciation and amortization	5,108	9,813	14,921

		Andrea DSP
		Microphone and
	Patent	Audio Software	2014 Year End
December 31, 2014 Year End Segment Data	Monetization	Products	Segment Data
Assets	$187,078	$4,384,634	$4,571,712
Property and equipment and intangibles	187,078	281,143	468,221

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2015 and 2014, and as of each respective period-end, net revenues and accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2015	March 31, 2014
Net revenues:
United States	$130,176	$17,222
Foreign(1)	166,151	195,319
	$296,327	$212,541
____________________

(1)	Net revenue from the People’s Republic of China and Singapore represented 56% and 91% of total net revenues for the three months ended March 31, 2015 and March 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2015	December 31, 2014
Accounts receivable:
United States	$42,951	$34,823
Foreign	166,151	203,991
	$209,102	$238,814

Note 9. Subsequent Event – Discontinued Operations

Sales of Andrea Anti-Noise Products Division

On April 2, 2015, Andrea Electronics Corporation consummated the transactions contemplated by the Asset Purchase Agreement, by and between Andrea Electronics Corporation and Andrea Communications LLC (the “Agreement”) dated March 27, 2015. Under the Agreement, the Company has agreed to sell the Company’s Anti-Noise Products Division (the “Division”) and certain related assets for a purchase price of $900,000. In addition, under the Agreement the Company is entitled to receive an additional $100,000 in the event that the revenues derived from Andrea Communications LLC’s operation of the Division exceed certain thresholds over a specified time period, as defined in the agreement.

During the quarter ended March 31, 2015, Andrea committed to a plan to sell its Anti-Noise Products Division. Accordingly, the results of operations and the assets and liabilities of this division are presented as discontinued operations for both current and prior periods. The following table reflects the results of the discontinued operations of the Division business segment for the three-month periods ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	March 31, 2014
Operations
Net Revenues	$368,740	$406,464
Cost of Sales	252,072	223,777

Gross margin	116,668	182,687

Research and Development Expenses	16,943	67,860
General, administrative and selling expenses	215,480	212,953

Loss from Discontinued Operations	$115,755	$98,126

	March 31, 2015	December 31, 2014
Assets
Accounts Receivable, net	$102,506	$56,411
Inventories, net	336,556	339,232
Property and equipment, net	20,354	22,835

Assets from Discontinued Operations	$459,416	$418,478

Liabilities
Accounts payable	$43,584	$107,228
Other current liabilities	117,227	44,066

Liabilities from discontinued operations	$160,811	$151,294

The assets that were sold consisted of property and equipment resulting in a gain on sale of approximately $880,000.

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2014. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2014.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Continuing Operations

Three Months ended March 31, 2015 compared to Three Months ended March 31, 2014

Net Revenues

	For the Three Months
	Ended March 31,		%
	2015	2014	Change
Total patent monetization revenues	$1,849	$-	100	(a)

Andrea DSP Microphone and Audio Software
Product revenues
Revenues of automotive array microphone
products	560	8,999	(94)	(b)
All other Andrea DSP Microphone and Audio
product revenues	63,669	8,698	632	(c)
License revenues	230,249	194,844	18	(d)
Total Andrea DSP Microphone and Audio Software
Products revenues	294,478	212,541	39

Total Revenues	$296,327	$212,541	39

(a)	These revenues represent Monetization Revenues, as defined in our Amended and Restated Revenue Sharing Agreement.
(b)	The approximate $8,000 decrease in sales of automotive array microphone products is the result of decreased product sales to integrators of public safety vehicle solutions during the quarter ended March 31, 2015.
(c)	The approximate $55,000 increase in all other Andrea DSP Microphone and Audio product revenues is related to timing of shipments to some of our OEM customers.
(d)	The $35,000 increase in license revenues is a result of an increase of royalties reported for the three months ended March 31, 2015 as compared to the same period in 2014.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended March 31, 2015 decreased to 10% from 12% for the three months ended March 31, 2014. This decrease in cost of revenues as a percentage of revenues for Andrea DSP Microphone and Audio Software Products for the three months ended March 31, 2015 is a result of increased licensing revenues.

Patent Monetization Expenses

Patent monetization expenses for the three months ended March 31, 2015 increased 199% to $1,008,352 from $337,060 for the three months ended March 31, 2015. These expenses are a result of our continuing efforts to pursue patent monetization most notably the expenses related to legal proceedings initiated in the first quarter of 2015, as referenced above.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 increased 68% to $179,476 from $106,664 for the three months ended March 31, 2014. These expenses primarily relate to costs associated with the development of new products. For the three months ended March 31, 2015, the decrease in research and development expenses reflects a 16% increase in our Patent Monetization efforts to $5,937, or 3% of total research and development expenses. For the three months ended March 31, 2015, the decrease in research and development expenses reflects a 71% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $173,539, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 61% to $227,607 for the three months ended March 31, 2015 from $576,850 for the three months ended March 31, 2014. This decrease of approximately $349,000 is primarily related to a decrease in costs associated with consummating the Revenue Sharing and Note Purchase Agreement in the first quarter of 2014. For the three months ended March 31, 2015, general, administrative and selling expenses related to our Patent Monetization efforts were $48,101 or 21% of the total and the Andrea DSP Microphone and Audio Software Technology general, administrative and selling expenses were $179,506, or 79% of total general, administrative and selling expenses

Interest (Expense) Income, net

Interest expense, net for the year ended March 31, 2015 was $7,499 compared to interest income, net of $495 the three months ended March 31, 2014. The changes in this line item are attributable to an increase of interest expense related to long-term debt in conjunction with the Amended and Restated Revenue Sharing Agreement.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2015 was $41,538, compared to $38,584 for the three months ended March 31, 2015. The provision for income taxes for the three months ended March 31, 2015 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. Although the provision from 2014 could be offset by future tax benefits, the Company does not record the benefit as it is unlikely that the Company will be able to use these types of foreign tax credits or alternative minimum tax credits. The Company records a full valuation against deferred tax assets until such benefits will be utilized.

Net loss

Net loss for the three months ended March 31, 2015 was $1,314,553 compared to a net loss of $969,885 for the three months ended March 31, 2014. The net loss for the three months ended March 31, 2015 and March 31, 2014 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2015, we had cash of $3,761,072 compared with $3,574,530 at December 31, 2014. The increase in our cash balance at March 31, 2015 was primarily a result of the note proceeds received in connection with the Amended and Restated Revenue Sharing Agreement offset in part by our cash used in operations.

Our working capital balance at March 31, 2015 was $3,202,895 compared to working capital of $3,255,298 at December 31, 2014. The increase in working capital reflects an increase in total current assets of $127,440 and an increase in total current liabilities of $179,843. The increase in total current assets reflects an increase in cash of $186,542, a decrease in accounts receivable of $29,712, an increase in assets from discontinued operations of $43,419, a decrease in inventories of $53,488 and a decrease in prepaid expenses and other current assets of $19,321. The increase in total current liabilities of $179,843 reflects an increase in trade accounts payable of $294,714, a decrease in taxes payable of $38,000, an decrease in short-term deferred revenue of $2,712 and a decrease of $83,676 in other current liabilities.

The increase in cash of $186,542 reflects $1,013,458 of net cash used in operating activities and $1,200,000 of cash provided by financing activities.

The cash provided by operating activities of $1,013,458, excluding non-cash charges for the three months ended March 31, 2015, was attributable to a $57,921 decrease in accounts receivable, a $132,722 increase in inventories, a $19,321 increase in prepaid expenses, other current assets and other assets, a $38,000 decrease in taxes payable, a $231,070 decrease in trade accounts payable, a $10,515 decrease in other current liabilities and a $2,712 decrease in short-term deferred revenue. The changes in accounts receivable, inventories, prepaid expenses and other current assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines. The increase in cash and long-term deferred revenue is a result of the Amended and Restated Revenue Sharing and Note Purchase Agreement.

The cash provided by financing activities of $1,200,000, reflects proceeds from long-term debt.

We plan to improve our cash flows in 2015 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts and the sale of our Andrea Anti-Noise Products business. In 2014, we entered into the Amended and Restated Revenue Sharing Agreement. Under the Amended and Restated Revenue Sharing Agreement, we received $3,500,000 in exchange for a perpetual predetermined share in the rights of our specified future revenues from patents owned by Andrea. Under the Amended and Restated Agreement, the Company agreed to issue and sell to AND34 an aggregate of $10,700,000 in notes. The proceeds of the notes will be used to pay patent monetization expenses. As a result of the past few years of performance and the execution of the Amended and Restated Revenue Sharing Agreement, we believe that we have sufficient liquidity to continue our operations at least through March 2016. As of May 15, 2015, Andrea had approximately $3,700,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Andrea’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Andrea’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that it files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Andrea’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In July 2014, Andrea filed three complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer Inc. and related entities ("Acer"), Lenovo Group Ltd. and related entities ("Lenovo"), and Toshiba Corp. and related entities ("Toshiba"), and requesting monetary and injunctive relief. Acer, Lenovo, and Toshiba answered Andrea's complaints on October 20, 2014. Lenovo also asserted counterclaims which Andrea answered on November 10, 2014. Andrea also filed First Amended Complaints in these actions on November 10, 2014 which Acer, Lenovo, and Toshiba answered on November 24, 2014. Lenovo also asserted counterclaims which Andrea answered on December 15, 2014. All of these cases were stayed on March 23, 2015 due to Andrea’s complaint with the International Trade Commission (“ITC”) against these parties. Andrea intends to vigorously prosecute its claims against Acer, Lenovo, and Toshiba, and vigorously defend all counterclaims asserted by Lenovo.

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities ("Asus"), Dell Inc. ("Dell"), Hewlett-Packard Co. ("HP"), Lenovo, Realtek Semiconductor Corp. ("Realtek"), and Toshiba, and requesting monetary and injunctive relief Lenovo answered Andrea's complaint on February 10, 2015. Lenovo also asserted counterclaims which Andrea answered on March 3, 2015. The other defendants have not yet answered Andrea's complaint. All of these cases except for the case against Realtek were also stayed on March 23, 2015 due to Andrea’s complaint with the ITC against these parties. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek and Toshiba, and vigorously defend all counterclaims asserted by Lenovo or any other defendant.

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba (the “ITC Respondents”), and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 and issued a 100-day standing review, which is scheduled to be completed by June 26, 2015. The proposed ITC Respondents answered Andrea's complaint on April 6, 2015. Administrative Law Judge Thomas B. Pender held a hearing for the 100-day standing review on April 30, 2015. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba.

ITEM 1A. RISK FACTORS

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended March 31, 2015 were $296,327 compared to $212,541 for the three months ended March 31, 2014. Net loss for the three months ended March 31, 2015 was $1,314,553, or $0.02 based on continuing operations per share on a basic and diluted basis, and $969,885, or $0.02 based on continuing operations per share on a basic and diluted basis for the three months ended March 31, 2014. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 63,721,035 were outstanding as of May 9, 2015. The number of shares outstanding does not include an aggregate of 26,464,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 42% of the 63,721,035 outstanding shares. These issuable common shares are comprised of: a) 18,534,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 2,277,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits
Exhibit 2.1 –	Asset Purchase Agreement, dated as of March 27, 2015, by and between Andrea Communications LLC and Andrea Electronics Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on April 2, 2015).*
Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 –	Section 1350 Certifications
Exhibit 101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

____________________

* Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and similar attachments will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: May 20, 2015

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 20, 2015
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 20, 2015
Corisa L. Guiffre	Assistant Corporate Secretary