Form 10-Q
period 2015-06-30
ANDREA ELECTRONICS CORP
filed 2015-08-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-4324

--------

ANDREA ELECTRONICS CORPORATION
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

620 Johnson Avenue Suite 1-B, Bohemia,	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):	631-719-1800

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2015, there were 64,416,035 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash	$4,302,796	$3,574,530
Accounts receivable, net of allowance for doubtful accounts of $5,415	216,461	238,814
Inventories, net	94,278	216,336
Prepaid expenses and other current assets	102,805	60,578
Current portion of note receivable	403,237	-
Assets from discontinued operations	298,846	395,643
Total current assets	5,418,423	4,485,901

Property and equipment, net	98,087	93,972
Intangible assets, net	360,248	374,157
Long term note receivable	201,651	-
Assets from discontinued operations	-	22,927
Other assets, net	5,250	13,233
Total assets	$6,083,659	$4,990,190

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable	$1,040,546	$493,600
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	6,600	9,312
Taxes payable	6,000	38,000
Other current liabilities	262,647	464,476
Liabilities from discontinued operations	1,052	151,294
Total current liabilities	1,390,766	1,230,603

Advance from Revenue Sharing Agreement	3,500,000	3,500,000
Long-term debt	3,541,391	909,875
Total liabilities	8,432,157	5,640,478

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares;
issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued
and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares;
issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
63,721,035 shares	637,210	637,210
Additional paid-in capital	77,652,194	77,586,585
Accumulated deficit	(80,646,975)	(78,883,156)

Total shareholders’ deficit	(2,348,498)	(650,288)

Total liabilities and shareholders’ deficit	$6,083,659	$4,990,190

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues
Net product revenues	$96,523	$36,022	$180,471	$53,719
License revenues	224,555	217,627	436,934	412,471
Total revenues	321,078	253,649	617,405	466,190

Cost of revenues	30,043	21,960	60,696	47,597

Gross margin	291,035	231,689	556,709	418,593

Patent Monetization expenses	990,170	188,510	1,998,522	525,570

Research and development expenses	174,865	104,273	354,341	210,937

General, administrative and selling expenses	272,850	171,395	500,457	748,245

Continuing operating loss	(1,146,850)	(232,489)	(2,296,611)	(1,066,159)

Interest (expense) income, net	(10,562)	1,362	(18,061)	1,857

Loss from continuing operations before
provision for income taxes	(1,157,412)	(231,127)	(2,314,672)	(1,064,302)

Provision for income taxes	44,300	43,031	85,838	81,615

Loss from continuing operations	(1,201,712)	(274,158)	(2,400,510)	(1,145,917)

Income (loss) from discontinued
operations	752,446	(110,366)	636,691	(208,492)

Net loss	$(449,266)	$(384,524)	$(1,763,819)	$(1,354,409)

Basic weighted average shares	63,721,035	63,721,035	63,721,035	63,721,035

Basic and diluted net loss per share from
continuing operations	$(.02)	$(.00)	$(.04)	$(.02)

Basic and diluted net income (loss) per share
from discontinuing operations	$.01	$(.00)	$.01	$(.00)

Basic and diluted net loss per share	$(.01)	$(.01)	$(.03)	$(.02)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

	Series C		Series D
	Convertible	Series C	Convertible	Series D	Common
	Preferred	Convertible	Preferred	Convertible	Stock		Additional		Total
	Stock	Preferred	Stock	Preferred	Shares	Common	Paid-In	Accumulated	Shareholders’
	Outstanding	Stock	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance, January 1, 2015	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,586,585	$(78,883,156)	$(650,288)

Stock-based Compensation Expense
related to Stock Option Grants	-	-	-	-	-	-	65,609	-	65,609

Net loss	-	-	-	-	-	-	-	(1,763,819)	(1,763,819)

Balance, June 30, 2015	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,652,194	$(80,646,975)	$(2,348,498)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(1,763,819)	$(1,354,409)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	40,950	56,301
Stock based compensation expense	65,609	6,165
Reserve for obsolescence	(94,912)	6,892
Provision for income tax withholding	85,838	81,615
PIK interest, net	31,516	-
Gain on sale of Anti-Noise Products Division	(877,073)	-
Accrued interest on note receivable	(4,888)	-
Change in:
Accounts receivable	(35,913)	13,834
Inventories	286,195	9,286
Prepaid expenses, other current assets and other assets	(34,244)	(27,242)
Taxes payable	(32,000)	-
Trade accounts payable	439,718	(30,494)
Advance from Revenue Sharing Agreement	-	3,000,000
Other current liabilities	(244,843)	75,903
Short-term deferred revenue	(2,712)	(1,815)
Net cash (used in) provided by operating activities	(2,140,578)	1,836,036

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(18,443)	-
Proceeds from the sale of the Anti-Noise Products Division	300,000	-
Purchases of patents and trademarks	(12,713)	(41,811)
Net cash provided by (used in) investing activities	268,844	(41,811)

Cash flows provided by financing activities:
Proceeds from long-term debt	2,600,000	401,837
Net cash provided by financing activities	2,600,000	401,837

Net increase in cash	728,266	2,196,062

Cash, beginning of year	3,574,530	1,000,422
Cash, end of period	$4,302,796	$3,196,484

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$1,298
Income Taxes	$91,537	$86,888

Non Cash Investing and Financing Activity:
Note Receivable received in connection with the sale of the Anti-Noise Products
Division	$600,000	$-

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

	For the Three and Six Months Ended
Total potential common shares as of:	June 30, 2015	June 30, 2014
Options to purchase common stock (Note 7)	18,634,821	16,600,321
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576

Total potential common shares	24,287,055	22,252,555

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended June 30, 2015 and December 31, 2014, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At June 30, 2015 and December 31, 2014, the Company’s cash was held at three financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated net revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Customer A	69%	85%	70%	88%
Customer B	18%	*	20%	*
____________________

       * Amounts are less than 10%

As of June 30, 2015, Customer A and B accounted for approximately 80% and 12%, respectively, of accounts receivable. As of December 31, 2014, Customer A and B accounted for approximately 67% and 13%, respectively, of accounts receivable.

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

	June 30,	December 31,
	2015	2014
Raw materials	$14,390	$15,852
Finished goods	193,002	330,240
	207,392	346,092
Less: reserve for obsolescence	(113,114)	(129,756)
	$94,278	$216,336

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At June 30, 2015 and December 31, 2014, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014 the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2011 through 2014. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At June 30, 2015, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, other than as disclosed in Note 7, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

Note 3. Amended and Restated Revenue Sharing Agreement and Long-term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Amended and Restated Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Amended and Restated Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,500,000, which is recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet. The advance will be repaid over the period in which the Company generates any future monetization revenues with AND34 in excess of any of the outstanding long-term debt and accrued interest. At the closing date, the Company issued $200,000 of notes to AND34 and has agreed to issue and sell to AND34 additional notes (“Notes”) up to an aggregate of $10,500,000 during the four years after the closing date or such greater amount as AND34 may agree in their sole discretion. The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for expenses of the Company incurred in pursuing patent monetization. AND34’s rights to the Company’s monetization revenues from the Patents and the Notes are secured by the Patents. As of June 30, 2015 and December 31, 2014, $3,500,000 and $900,000, respectively, of notes payable were issued to AND34.

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

Long-term debt

Long-term debt consists of the following:

	June 30,	December 31,
	2015	2014
Note payable	$3,500,000	$900,000
PIK interest	41,391	9,875
Total long-term debt	3,541,391	909,875
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$3,541,391	$909,875

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR (as defined in the Amended and Restated Revenue Sharing Agreement) plus 2% per annum, (3% at June 30, 2015 and December 31, 2014); provided that upon and during the continuance of an Event of Default (as set forth in the Amended and Restated Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due on June 30, 2020. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium.

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

In accordance with Sub Topic 815-40, Andrea evaluated the Series C Preferred Stock and concluded that it is not indexed to the Company’s stock because of the conversion price adjustment feature described above. Accordingly, under the provisions of ASC 815, “Derivatives and Hedging,” Andrea evaluated the Series C Preferred Stock embedded conversion feature. The Company has concluded that the embedded conversion feature would be classified in shareholders’ equity if it were a freestanding instrument as the Series C Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series C instrument and accounted for separately.

As of June 30, 2015, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of June 30, 2015, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. There was no rent expense under this operating lease for the three and six month periods ended June 30, 2015. The monthly rent under this lease is $2,625 with annual escalations of 3.5%.

Andrea’s previous corporate headquarters were located in Bohemia, New York. The lease from an unrelated party, which expired in May 2015, was for approximately 11,000 square feet and housed Andrea’s warehousing, sales and executive offices. Rent expense under Andrea’s previous operating lease was $14,129 and $39,903 for the three and six-month periods ended June 30, 2015, respectively. Under the previous operating lease rent expense was $24,930 and $49,370 for the three and six-month periods ended June 30, 2014, respectively.

As of June 30, 2015, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2015 (July 1 – December 31)	$26,580
2016	50,203
2017	39,959
2018	34,531
2019	35,740
2020	30,755
Total	$217,768

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At June 30, 2015, the future minimum cash commitments under this agreement aggregate $325,000.

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

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba (the “ITC Respondents”), and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 and issued a 100-day standing review. The proposed ITC Respondents answered Andrea's complaint on April 6, 2015. Administrative Law Judge Thomas B. Pender held a hearing for the 100-day standing review on April 30, 2015. ALJ Pender issued an Initial Determination, Order No. 8, on June 11, 2015, finding that Andrea has standing to assert its patents in the investigation. On July 13, 2015, in response to the ITC Respondents’ petition for Commission review, the ITC issued a “Notice of Commission Determination Not To Review An Initial Determination Finding That Complainant Andrea Electronics Corp. Has Standing And To Deny Respondents’ Motion For Oral Argument,” determining not to review ALJ Pender’s Initial Determination. On August 6, 2015, Acer, Asus, Dell, HP, Lenovo, and Toshiba filed a Petition for Review with the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), asking the Federal Circuit to review the ITC’s “Notice of Commission Determination Not To Review An Initial Determination Finding That Complainant Andrea Electronics Corp. Has Standing And To Deny Respondents’ Motion For Oral Argument.” Also on August 6, 2015, Acer, Asus, Dell, HP, Lenovo and Toshiba filed a motion to stay the ITC Investigation pending their Petition for Review to the Federal Circuit. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba.

In July 2015, Realtek filed six (6) petitions for inter partes review of the Andrea patents asserted in the District Court and ITC litigation proceedings with the United States Patent and Trademark Office (“PTO”). Andrea intends to vigorously defend its patents in these PTO proceedings.

Also in July 2015, Realtek filed a Complaint with the United States District Court for the Northern District of California, alleging breach of contract and seeking declaratory judgment against Andrea. Andrea intends to vigorously defend the claims asserted by Realtek in that proceeding.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At June 30, 2015, there were 2,177,436 shares available for further issuance under the 2006 Plan.

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

During the three months ended June 30, 2015, the Board granted outside consultants 100,000 stock options with an aggregate fair value of $8,000 (fair value was estimated using the Black-Scholes option-pricing model). The 100,000 stock options vest in three equal annual installments over a three year period. These 100,000 stock options have an exercise price of $0.08 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.

The fair values of the stock options granted for the three and six-month periods ended June 30, 2015 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Expected life in years	8	8
Risk-free interest rates	1.77%	1.77%
Volatility	202.8%	202.8%
Dividend yield	0%	0%

There were no options granted during the three and six months ended June 30, 2014.

Option activity during 2015 is summarized as follows:

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted	Weighted	Average		Weighted	Weighted	Average
		Average	Average	Remaining		Average	Average	Remaining
	Options	Exercise	Fair	Contractual	Options	Exercise	Fair	Contractual
	Outstanding	Price	Value	Life	Exercisable	Price	Value	Life
At January 1, 2015	18,534,821	$0.08	$0.08	3.92 years	16,317,821	$0.08	$0.08	3.13 years
Granted	100,000	$0.08	$0.08

At June 30, 2015	18,634,821	$0.08	$0.08	3.46 years	16,334,487	$0.08	$0.08	2.64 years

Based on the June 30, 2015, fair market value of the Company’s common stock of $0.07, the aggregate intrinsic value for the 18,634,821 options outstanding and 16,334,487 shares exercisable is $193,500.

Total compensation expense recognized related to stock option awards was $28,638 and $2,583 for the three months ended June 30, 2015 and 2014, respectively. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2015, $22,446 of compensation expense is included in general, administrative and selling expenses and $6,192 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2014, $2,583 of compensation expense is included in general, administrative and selling expenses.

Total compensation expense recognized related to stock option awards was $65,609 and $6,165 for the six months ended June 30, 2015 and 2014, respectively. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2015, $45,225 of compensation expense is included in general, administrative and selling expenses and $12,384 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2014, $6,165 of compensation expense is included in general, administrative and selling expenses.

As of June 30, 2015, there was $96,568 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plans. This unrecognized compensation cost is expected to be recognized during 2015, 2016 and 2017 in the amounts of $39,923, $42,240 and $14,405, respectively.

On August 7, 2015, the Board granted Mr. Andrea 500,000 stock options with an aggregate fair value of $30,000 (fair value was estimated using the Black-Scholes option-pricing model). The 500,000 grant vests in three equal annual installments over a three year period commencing on August 1, 2016. These 500,000 stock options have an exercise price of $0.06 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.

Also, subsequent to June 30, 2015, there were 695,000 stock options exercised at an exercise price of $0.05 per share.

Note 8. Segment Information

Andrea follows the provisions of ASC 280 “Segment Reporting.” Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Patent Monetization and (ii) Andrea DSP Microphone and Audio Software Products. Patent Monetization includes Monetization Revenues (as defined in our Amended and Restated Revenue Sharing Agreement). Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology.

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended June 30, 2015 and 2014.

		Andrea DSP
		Microphone and
	Patent	Audio Software	2015 Three Month
2015 Three Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$96,523	$96,523
License revenues	1,141	223,414	224,555
Continuing operating loss	1,040,851	105,999	1,146,850
Depreciation and amortization	7,376	14,503	21,879
Purchases of property and equipment	-	18,443	18,443
Purchases of patents and trademarks	6,357	6,356	12,713
Assets	180,124	5,604,689	5,784,813
Property and equipment and intangibles	180,124	278,211	458,335

		Andrea DSP
		Microphone and
	Patent	Audio Software	2014 Three Month
2014 Three Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$36,022	$36,022
License revenues	2,128	215,499	217,627
Continuing operating (loss) income	(259,374)	26,885	(232,489)
Depreciation and amortization	5,132	9,837	14,969
Purchases of patents and trademarks	8,949	8,948	17,897

		Andrea DSP
		Microphone and
	Patent	Audio Software	2014 Year End
December 31, 2014 Year End Segment Data	Monetization	Products	Segment Data
Assets	$187,078	$4,384,542	$4,571,620
Property and equipment and intangibles	187,078	281,051	468,129

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the six-month periods ended June 30, 2015 and 2014:

		Andrea DSP
		Microphone and
	Patent	Audio Software	2015 Six Month
2015 Six Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$180,471	$180,471
License revenues	2,990	433,944	436,934
Continuing operating loss	2,101,405	195,206	2,296,611
Depreciation and amortization	13,313	27,637	40,950
Purchases of property and equipment	-	18,443	18,443
Purchases of patents and trademarks	6,357	6,356	12,713

		Andrea DSP
		Microphone and
	Patent	Audio Software	2014 Six Month
2014 Six Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$53,719	$53,719
License revenues	2,128	410,343	412,471
Continuing operating (loss) income	(1,066,763)	604	(1,066,159)
Depreciation and amortization	10,240	19,651	29,891
Purchases of patents and trademarks	20,906	20,905	41,811

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2015 and 2014, and as of each respective period-end, net revenues and accounts receivable by geographic area were as follows:

Geographic Data	June 30, 2015	June 30, 2014
Net revenues:
United States	$78,567	$37,247
Foreign(1)	242,511	216,402
	$321,078	$253,649
____________________

(1)	Net revenue from the People’s Republic of China and Singapore represented 68% and 85% of total net revenues for the three months ended June 30, 2015 and June 30, 2014, respectively.

As of June 30, 2015 and December 31, 2014, accounts receivable by geographic area were as follows:

Geographic Data	June 30, 2015	December 31, 2014
Accounts receivable:
United States	$39,211	$34,823
Foreign	177,250	203,991
	$216,461	$238,814

Note 9. Sale of Andrea Anti-Noise Products Division

On April 2, 2015, Andrea Electronics Corporation consummated the transactions contemplated by the Asset Purchase Agreement, by and between Andrea Electronics Corporation and Andrea Communications LLC dated March 27, 2015. Under the Asset Purchase Agreement, the Company sold its Anti-Noise Products Division (the “Division”) and certain related assets for a selling price of $900,000 which included a cash payment of $300,000 and a note receivable of $600,000 payable in 18 equal installment of $34,757 beginning in October 2015. In addition, under the Asset Purchase Agreement the Company is entitled to receive an additional $100,000 in the event that the revenues derived from Andrea Communications LLC’s operation of the Division exceed certain thresholds over a specified time period, as defined in the Asset Purchase Agreement. Accordingly, the results of operations, the assets and liabilities of the Division are presented as discontinued operations for both current and prior periods. The following table reflects the results of the discontinued operations of the Division’s business segment for the three and six month periods ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operations
Net Revenues	$144,178	$345,572	$512,918	$752,036
Cost of Sales	200,899	229,532	452,971	453,309

Gross margin	(56,721)	116,040	59,947	298,727

Research and Development Expenses	1,803	69,094	18,746	136,954
General, administrative and selling
expenses	68,642	157,312	284,122	370,265
Gain on sale of Anti-Noise Products
Division	879,612	-	879,612	-

Income (loss) from Discontinued
Operations	$752,446	$(110,366)	$636,691	$(208,492)

	June 30, 2015	December 31, 2014
Assets
Accounts Receivable, net	$28,839	$56,411
Inventories, net	270,007	339,232
Property and equipment, net	-	22,927

Assets from Discontinued Operations	$298,846	$418,570

Liabilities
Trade accounts payable	$(3,655)	$107,228
Other current liabilities	4,707	44,066

Liabilities from discontinued operations	$1,052	$151,294

The assets that were sold consisted of property and equipment, resulting in a gain on sale of approximately $880,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our mission is to provide the emerging “voice interface” markets with state-of-the-art digital microphone products and noise reduction software that facilitate natural language, human/machine interfaces.

Examples of the applications and interfaces for which Andrea DSP Microphone and Audio Software Products provide benefits include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devices, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Audio Software Products use “far-field” digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years.

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

Results Of Continuing Operations

Three and Six Months ended June 30, 2015 compared to Three and Six Months ended June 30, 2014

Net Revenues
	For the Three Months			For the Six Months
	Ended June 30,		%	Ended June 30,		%
	2015	2014	Change	2015	2014	Change
Patent Monetization revenues
License revenues	$1,141	$2,128	(46)	$2,990	$2,128	41	(a)
Total Patent Monetization revenues	1,141	2,128	(46)	2,990	2,128	41

Andrea DSP Microphone and Audio Software
Product revenues
Revenues of automotive array microphone
products	12,187	22,622	(46)	12,747	31,621	(60)	(b)
All other Andrea DSP Microphone and Audio
product revenues	84,336	13,400	529	167,724	22,098	659	(c)
License revenues	223,414	215,499	4	433,944	410,343	6	(d)
Total Andrea DSP Microphone and Audio Software
Products revenues	319,937	251,521	27	614,415	464,062	32

Total revenues	$321,078	$253,649	27	$617,405	$466,190	32
____________________

(a)	These revenues represent Monetization Revenues, as defined in our Amended and Restated Revenue Sharing Agreement.
(b)	The approximate $10,000 and $19,000 decrease in sales of automotive array microphone products is the result of decreased product sales to integrators of public safety vehicle solutions for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014.
(c)	The approximate $71,000 and $146,000 increase in all other Andrea DSP Microphone and Audio product revenues is related to the timing of shipments to some of our OEM customers for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014.
(d)	The $8,000 and $24,000 increase in license revenues is a result of an increase of royalties for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014.

Cost of Revenues

Cost of revenues as a percentage of net revenues for the three months ended June 30, 2015 and 2014 was 9%. Cost of revenues as a percentage of net revenues for the six months ended June 30, 2015 and 2014 was 10%.

Patent Monetization Expenses

Patent monetization expenses for the three months ended June 30, 2015 increased 425% to $990,170 from $188,510 for the three months ended June 30, 2015. Patent monetization expenses for the six months ended June 30, 2015 increased 280% to $1,998,522 from $525,570 for the six months ended June 30, 2015. These expenses are a result of our continuing efforts to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2015 increased 68% to $174,865 from $104,273 for the three months ended June 30, 2014. The expenses primarily relate to costs associated with the development of new products. For the three months ended June 30, 2015, the increase in research and development expenses reflects a 44% increase in our Patent Monetization efforts to $7,376, or 4% of total research and development expenses and a 69% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $167,489, or 96% of total research and development expenses. Research and development expenses for the six months ended June 30, 2015 increased 68% to $354,341 from $210,937 for the six months ended June 30, 2014. These expenses primarily relate to costs associated with the development of new products. For the six months ended June 30, 2015, the increase in research and development expenses reflects a 30% increase in our Patent Monetization efforts to $13,313, or 4% of total research and development expenses and a 70% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $341,028, or 96% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 59% to $272,850 for the three months ended June 30, 2015 from $171,395 for the three months ended June 30, 2014. For the three months ended June 30, 2015, general, administrative and selling expenses related to our Patent Monetization efforts were $44,446 or 16% of the total general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $228,402, or 84% of total general, administrative and selling expenses. The increase of approximately $101,000 is related to general, administrative and selling expenses that were allocated to discontinuing operations in 2014 which are now being reallocated to continuing operations. General, administrative and selling expenses decreased approximately 33% to $500,457 for the six months ended June 30, 2015 from $748,245 for the three months ended June 30, 2014. For the six months ended June 30, 2015, general, administrative and selling expenses related to our Patent Monetization efforts were $92,547 or 18% of the total general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $407,908, or 82% of total general, administrative and selling expenses. The decrease of $248,000 is the result of decreased costs associated with consummating the Revenue Sharing and Note Purchase Agreement from the first six months ending June 30, 2014 offset in part by an increase in monetization expenses of approximately $526,000 during the first three months of 2014 which are offset in part by the increase of general, administrative and selling expenses that were allocated to discontinuing operations in 2014 which are now being reallocated to continuing operations in 2015.

Interest (Expense) Income, net

Interest expense, net for the three months ended June 30, 2015 was $10,562 compared to interest income, net of $1,362 for the three months ended June 30, 2014. Interest expense, net for the six months ended June 30, 2015 was $18,061 compared to interest income, net of $1,857 for the three months ended June 30, 2014. The changes in this line item are attributable to an increase of interest expense related to long-term debt in conjunction with the Amended and Restated Revenue Sharing Agreement partially offset from the interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2015 was $44,300, compared to $43,031 for the three months ended June 30, 2014. The income tax provision for the six months ended June 30, 2015 was $85,838, compared to $81,615 for the six months ended June 30, 2014. The provision for income taxes for the three and six months ended June 30, 2015 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. Although the provision from 2014 could be offset by future tax benefits, the Company does not record the benefit as it is unlikely that the Company will be able to use these types of foreign tax credits or alternative minimum tax credits. The Company records a full valuation against deferred tax assets until such benefits will be utilized.

Net loss

Net loss for the three months ended June 30, 2015 was $449,266 compared to a net loss of $384,524 for the three months ended June 30, 2014. Net loss for the six months ended June 30, 2015 was $1,763,819 compared to a net loss of $1,354,409 for the six months ended June 30, 2014. The net loss for the three and six months ended June 30, 2015 and June 30, 2014 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2015, we had cash of $4,302,796 compared with $3,574,530 at December 31, 2014. The increase in our cash balance at June 30, 2015 was primarily a result of the note proceeds received in connection with the Amended and Restated Revenue Sharing Agreement offset in part by our cash used in operations.

Our working capital balance at June 30, 2015 was $4,027,657 compared to working capital of $3,255,298 at December 31, 2014. The increase in working capital reflects an increase in total current assets of $932,522 and an increase in total current liabilities of $160,163. The increase in total current assets reflects an increase in cash of $728,266, a decrease in accounts receivable of $22,353, a decrease in inventories of $122,058, an increase in prepaid expenses and other current assets of $42,227, and an increase in current note receivable of $403,237. The increase in total current liabilities of $160,163 reflects an increase in trade accounts payable of $546,946, a decrease in taxes payable of $32,000, a decrease in short-term deferred revenue of $2,712 and a decrease of $201,829 in other current liabilities.

The increase in cash of $728,266 reflects $2,140,578 of net cash used in operating activities, $268,844 cash provided by investing activities, and $2,600,000 of cash provided by financing activities.

The cash used in operating activities of $2,140,578, excluding non-cash charges for the six months ended June 30, 2015, was attributable to a $35,913 increase in accounts receivable, a $286,195 decrease in inventories, a $34,244 increase in prepaid expenses, other current assets and other assets, a $32,000 decrease in taxes payable, a $439,718 increase in trade accounts payable, a $244,843 decrease in other current liabilities and a $2,712 decrease in short-term deferred revenue. The changes in accounts receivable, inventories, prepaid expenses and other current assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines. The increase in cash and long-term deferred revenue is a result of the Amended and Restated Revenue Sharing and Note Purchase Agreement.

The cash provided by investing activities of $268,844 reflects purchases of property and equipment of $18,443, $12,713 in patents and trademarks related expenses and $300,000 of proceeds of the Anti-Noise Product division sale. The significant increase in property and equipment reflects capital expenditures associated with molds associated with the production and, to a lesser extent of our information technology purchases. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $2,600,000, reflects proceeds from long-term debt.

We plan to improve our cash flows in 2015 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts and the sale of our Andrea Anti-Noise Products business. In 2014, we entered into the Amended and Restated Revenue Sharing Agreement. Under the Amended and Restated Revenue Sharing Agreement, we received $3,500,000 in exchange for a perpetual predetermined share in the rights of our specified future revenues from patents owned by Andrea. Under the Amended and Restated Agreement, the Company agreed to issue and sell to AND34 an aggregate of $10,700,000 in notes. The proceeds of the notes will be used to pay patent monetization expenses. As a result of the past few years of performance and the execution of the Amended and Restated Revenue Sharing Agreement, we believe that we have sufficient liquidity to continue our operations at least through August 2016. As of August 7, 2015, Andrea had approximately $3,600,000 of cash deposits. There can be no assurances that demand will continue for any of our products, including future products related to our support Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba (the “ITC Respondents”), and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 and issued a 100-day standing review. The proposed ITC Respondents answered Andrea's complaint on April 6, 2015. Administrative Law Judge Thomas B. Pender held a hearing for the 100-day standing review on April 30, 2015. ALJ Pender issued an Initial Determination, Order No. 8, on June 11, 2015, finding that Andrea has standing to assert its patents in the investigation. On July 13, 2015, in response to the ITC Respondents’ petition for Commission review, the ITC issued a “Notice of Commission Determination Not To Review An Initial Determination Finding That Complainant Andrea Electronics Corp. Has Standing And To Deny Respondents’ Motion For Oral Argument,” determining not to review ALJ Pender’s Initial Determination. On August 6, 2015, Acer, Asus, Dell, HP, Lenovo, and Toshiba filed a Petition for Review with the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), asking the Federal Circuit to review the ITC’s “Notice of Commission Determination Not To Review An Initial Determination Finding That Complainant Andrea Electronics Corp. Has Standing And To Deny Respondents’ Motion For Oral Argument.” Also on August 6, 2015, Acer, Asus, Dell, HP, Lenovo and Toshiba filed a motion to stay the ITC Investigation pending their Petition for Review to the Federal Circuit. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba.

In July 2015, Realtek filed six (6) petitions for inter partes review of the Andrea patents asserted in the District Court and ITC litigation proceedings with the United States Patent and Trademark Office (“PTO”). Andrea intends to vigorously defend its patents in these PTO proceedings.

Also in July 2015, Realtek filed a Complaint with the United States District Court for the Northern District of California, alleging breach of contract and seeking declaratory judgment against Andrea. Andrea intends to vigorously defend the claims asserted by Realtek in that proceeding.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our net revenues for the three months ended June 30, 2015 were $321,078 compared to $253,649 for the three months ended June 30, 2014. Net loss for the three months ended June 30, 2015 was $449,266, or $0.01 based on continuing operations per share on a basic and diluted basis, and $384,524, or $0.01 based on continuing operations per share on a basic and diluted basis for the three months ended June 30, 2014. Our net revenues for the six months ended June 30, 2015 were $617,405 compared to $466,190 for the six months ended June 30, 2014. Net loss for the six months ended June 30, 2015 was $1,763,819, or $0.03 based on continuing operations per share on a basic and diluted basis, and $1,354,409, or $0.02 based on continuing operations per share on a basic and diluted basis for the six months ended June 30, 2014. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,416,035 were outstanding as of August 7, 2015. The number of shares outstanding does not include an aggregate of 24,299,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 38% of the 64,416,035 outstanding shares. These issuable common shares are comprised of: a) 16,969,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 1,677,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

Exhibit 2.1 –	Asset Purchase Agreement, dated as of March 27, 2015, by and between Andrea Communications LLC and Andrea Electronics Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on April 2, 2015).
Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 –	Section 1350 Certifications
Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: August 14, 2015

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2015
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2015
Corisa L. Guiffre	Assistant Corporate Secretary