Form 10-Q
period 2015-09-30
ANDREA ELECTRONICS CORP
filed 2015-11-16
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2015, there were 64,416,035 common shares outstanding.

-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30,		December 31,
2015		2014
(unaudited)
ASSETS
Current assets:
Cash	$3,829,685	$3,574,530
Accounts receivable, net of allowance for doubtful accounts of $5,415	235,147	238,814
Inventories, net	63,893	216,336
Prepaid expenses and other current assets	76,264	60,578
Current portion of note receivable	403,237	-
Assets from discontinued operations	227,264	395,643
Total current assets	4,835,490	4,485,901

Property and equipment, net	92,444	93,972
Intangible assets, net	345,536	374,157
Long term note receivable	206,580	-
Assets from discontinued operations	-	22,927
Other assets, net	5,250	13,233
Total assets	$5,485,300	$4,990,190

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payable	$1,421,722	$493,600
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	6,600	9,312
Taxes payable	6,000	38,000
Other current liabilities	844,620	464,476
Liabilities from discontinued operations	45,025	151,294
Total current liabilities	2,397,888	1,230,603

Advance from Revenue Sharing Agreement	3,500,000	3,500,000
Long-term debt	4,369,505	909,875
Total liabilities	10,267,393	5,640,478

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares;
issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued
and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares;
issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
64,416,035 and 63,721,035 shares, respectively	644,160	637,210
Additional paid-in capital	77,710,308	77,586,585
Accumulated deficit	(83,145,634)	(78,883,156)

Total shareholders’ deficit	(4,782,093)	(650,288)

Total liabilities and shareholders’ deficit	$5,485,300	$4,990,190

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues
Net product revenues	$141,581	$148,324	$322,052	$202,043
License revenues	173,798	273,999	610,732	686,470
Total revenues	315,379	422,323	932,784	888,513

Cost of revenues	36,684	80,011	97,380	127,608

Gross margin	278,695	342,312	835,404	760,905

Patent Monetization expenses	2,143,616	318,558	4,142,138	844,128

Research and development expenses	197,547	147,111	551,888	358,048

General, administrative and selling expenses	321,925	211,697	822,382	959,942

Continuing operating loss	(2,384,393)	(335,054)	(4,681,004)	(1,401,213)

Interest (expense) income, net	(19,350)	(237)	(37,411)	1,620

Loss from continuing operations before
provision for income taxes	(2,403,743)	(335,291)	(4,718,415)	(1,399,593)

Provision for income taxes	34,120	54,391	119,958	136,006

Loss from continuing operations	(2,437,863)	(389,682)	(4,838,373)	(1,535,599)

(Loss) income from discontinued
operations	(60,796)	4,973	575,895	(203,519)

Net loss	$(2,498,659)	$(384,709)	$(4,262,478)	$(1,739,118)

Basic weighted average shares	64,134,024	63,721,035	63,860,211	63,721,035

Basic and diluted net loss per share from
continuing operations	$(.04)	$(.01)	$(.08)	$(.02)

Basic and diluted net (loss) income per share
from discontinuing operations	$(.00)	$.00	$.01	$(.00)

Basic and diluted net loss per share	$(.04)	$(.01)	$(.07)	$(.03)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(UNAUDITED )

	Series C		Series D
	Convertible	Series C	Convertible	Series D	Common
	Preferred	Convertible	Preferred	Convertible	Stock		Additional		Total
	Stock	Preferred	Stock	Preferred	Shares	Common	Paid-In	Accumulated	Shareholders’
	Outstanding	Stock	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance, January 1, 2015	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,586,585	$(78,883,156)	$(650,288)

Exercise of Stock Options	-	-	-	-	695,000	6,950	27,800	-	34,750

Stock-based Compensation Expense
related to Stock Option Grants	-	-	-	-	-	-	95,923	-	95,923

Net loss	-	-	-	-	-	-	-	(4,262,478)	(4,262,478)

Balance, September 30, 2015	44.231432	$1	907,144	$9,072	64,416,035	$644,160	$77,710,308	$(83,145,634)	$(4,782,093)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,262,478)	$(1,739,118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	61,305	84,596
Stock based compensation expense	95,923	11,293
Reserve for obsolescence	(94,054)	(159,042)
Provision for income tax withholding	119,958	136,006
PIK interest, net	59,630	4,369
Gain on sale of Anti-Noise Products Division	(877,073)	-
Accrued interest on note receivable	(9,817)	-
Change in:
Accounts receivable	(105,067)	(185,834)
Inventories	403,652	363,130
Prepaid expenses, other current assets and other assets	(7,703)	(10,525)
Taxes payable	(32,000)	-
Trade accounts payable	820,894	(29,147)
Advance from Revenue Sharing Agreement	-	3,000,000
Other current liabilities	381,103	75,933
Short-term deferred revenue	(2,712)	18,801
Net cash (used in) provided by operating activities	(3,448,439)	1,570,462

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(18,443)	-
Proceeds from the exercise of Stock Options	34,750	-
Proceeds from the sale of the Anti-Noise Products Division	300,000	-
Purchases of patents and trademarks	(12,713)	(85,739)
Net cash provided by (used in) investing activities	303,594	(85,739)

Cash flows provided by financing activities:
Proceeds from long-term debt	3,400,000	600,000
Net cash provided by financing activities	3,400,000	600,000

Net increase in cash	255,155	2,084,723

Cash, beginning of year	3,574,530	1,000,422
Cash, end of period	$3,829,685	$3,085,145

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$2,605
Income Taxes	$135,930	$132,565

Non Cash Investing and Financing Activity:
Note Receivable received in connection with the sale of the Anti-Noise Products
Division	$600,000	$-

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

	For the Three and Nine Months Ended
	September 30,	September 30,
Total potential common shares as of:	2015	2014
Options to purchase common stock (Note 7)	16,969,821	16,850,321
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	2,023,658	2,023,658
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576

Total potential common shares	22,622,055	22,502,555

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended September 30, 2015 and December 31, 2014, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At September 30, 2015 and December 31, 2014, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Customer A	54%	64%	64%	77%
Customer B	30%	12%	23%	*
____________________

       * Amounts are less than 10%

As of September 30, 2015, Customer A and B accounted for approximately 58% and 28%, respectively, of accounts receivable. As of December 31, 2014, Customer A and B accounted for approximately 67% and 13%, respectively, of accounts receivable.

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

	September 30,	December 31,
	2015	2014
Raw materials	$14,290	$15,852
Finished goods	163,423	330,240
	177,713	346,092
Less: reserve for obsolescence	(113,820)	(129,756)
	$63,893	$216,336

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At September 30, 2015 and December 31, 2014, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014 the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2011 through 2014. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2015, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, other than as disclosed in Note 6, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

Note 3. Amended and Restated Revenue Sharing Agreement and Long-term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Amended and Restated Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Amended and Restated Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,500,000, which is recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet. The advance will be repaid over the period in which the Company generates any future monetization revenues with AND34 in excess of any of the outstanding long-term debt and accrued interest with AND34. At the closing date, the Company issued $200,000 of notes to AND34 and has agreed to issue and sell to AND34 additional notes (“Notes”) up to an aggregate of $10,500,000 during the four years after the closing date or such greater amount as AND34 may agree in their sole discretion. The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for expenses of the Company incurred in pursuing patent monetization. AND34’s rights to the Company’s monetization revenues from the Patents and the Notes are secured by the Patents. As of September 30, 2015 and December 31, 2014, $4,300,000 and $900,000, respectively, of notes payable were issued to AND34. The Advance from Revenue Sharing agreement and outstanding notes payable are expected to be repaid in the next twelve months from receipts of Monetization Revenues.

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

Long-term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2015	2014
Note payable	$4,300,000	$900,000
PIK interest	69,505	9,875
Total long-term debt	4,369,505	909,875
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$4,369,505	$909,875

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR (as defined in the Amended and Restated Revenue Sharing Agreement) plus 2% per annum, (3% at September 30, 2015 and December 31, 2014); provided that upon and during the continuance of an Event of Default (as set forth in the Amended and Restated Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due the earlier of receipt of Monetization Revenues or on June 30, 2020. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium.

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

As of September 30, 2015, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of September 30, 2015, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. The rent expense under this operating lease was $5,250 for the three and nine-month periods ended September 30, 2015. The monthly rent under this lease is $2,625 with annual escalations of 3.5%.

Andrea’s previous corporate headquarters were located in Bohemia, New York. The lease from an unrelated party, which expired in May 2015, was for approximately 11,000 square feet and housed Andrea’s warehousing, sales and executive offices. Rent expense under Andrea’s previous operating lease was $0 and $38,903 for the three and nine-month periods ended September 30, 2015, respectively. Under the previous operating lease rent expense was $25,174 and $74,544 for the three and nine-month periods ended September 30, 2014, respectively.

As of September 30, 2015, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2015 (October 1 – December 31)	$14,602
2016	50,203
2017	39,959
2018	34,531
2019	35,740
2020	30,755
Total	$205,790

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to nine months of his base salary, plus the nine months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At September 30, 2015, the future minimum cash commitments under this agreement aggregate $250,000.

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

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities ("Asus"), Dell Inc. ("Dell"), Hewlett-Packard Co. ("HP"), Lenovo, Realtek Semiconductor Corp. ("Realtek"), and Toshiba, and requesting monetary and injunctive relief Lenovo answered Andrea's complaint on February 10, 2015. Lenovo also asserted counterclaims which Andrea answered on March 3, 2015. The other defendants have not yet answered Andrea's complaint. All of these cases except for the case against Realtek were also stayed on March 23, 2015 due to Andrea’s complaint with the ITC against these parties. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo and Toshiba, and vigorously defend all counterclaims asserted by Lenovo or any other defendant. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek agreed to move for dismissal of Andrea’s action against Realtek in the Eastern District of New York.

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba (the “ITC Respondents”), and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 and issued a 100-day standing review. The proposed ITC Respondents answered Andrea's complaint on April 6, 2015. Administrative Law Judge (“ALJ”) Thomas B. Pender held a hearing for the 100-day standing review on April 30, 2015. ALJ Pender issued an Initial Determination, Order No. 8, on June 11, 2015, finding that Andrea has standing to assert its patents in the investigation. On July 13, 2015, in response to the ITC Respondents’ petition for Commission review, the ITC issued a “Notice of Commission Determination Not To Review An Initial Determination Finding That Complainant Andrea Electronics Corp. Has Standing And To Deny Respondents’ Motion For Oral Argument,” determining not to review ALJ Pender’s Initial Determination. On August 6, 2015, Acer, Asus, Dell, HP, Lenovo, and Toshiba filed a Petition for Review with the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), asking the Federal Circuit to review the ITC’s “Notice of Commission Determination Not To Review An Initial Determination Finding That Complainant Andrea Electronics Corp. Has Standing And To Deny Respondents’ Motion For Oral Argument.” Also on August 6, 2015, Acer, Asus, Dell, HP, Lenovo and Toshiba filed a motion to stay the ITC Investigation pending their Petition for Review to the Federal Circuit. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo and Toshiba. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek have moved to partially terminate the ITC Investigation with respect to certain of Andrea’s claims pertaining to Realtek and its products.

In July 2015, Realtek filed six (6) petitions for inter partes review of the Andrea patents asserted in the District Court and ITC litigation proceedings with the United States Patent and Trademark Office (“PTO”). Also in July 2015, Realtek filed a Complaint with the United States District Court for the Northern District of California, alleging breach of contract and seeking declaratory judgment against Andrea. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek agreed to move for termination of those proceedings. Andrea and Realtek have since filed motions to terminate all six (6) inter partes review proceedings, and on November 3, 2015, the PTO granted all six (6) of those motions and terminated all six (6) of the inter partes reviews of Andrea’s patents.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At September 30, 2015, there were 1,677,436 shares available for further issuance under the 2006 Plan.

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

During the three months ended September 30, 2015, the Board granted Mr. Andrea 500,000 stock options with an aggregate fair value of $30,000 (fair value was estimated using the Black-Scholes option-pricing model). The 500,000 grant vests in three equal annual installments over a three year period commencing on August 1, 2016. These 500,000 stock options have an exercise price of $0.06 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.

During the nine months ended September 30, 2015, the Board granted outside consultants 100,000 stock options with an aggregate fair value of $8,000 (fair value was estimated using the Black-Scholes option-pricing model). The 100,000 stock options vest in three equal annual installments over a three year period. These 100,000 stock options have an exercise price of $0.08 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2015 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Expected life in years	8	8
Risk-free interest rates	2.10%	2.04%
Volatility	205.8%	205.3%
Dividend yield	0%	0%

During the three months ended September 30, 2014, the Board granted Mr. Andrea 500,000 stock options with an aggregate fair value of $50,000 (fair value was estimated using the Black-Scholes option-pricing model). The 500,000 grant vests in three equal annual installments over a three year period commencing on September 2, 2015. These 500,000 stock options have an exercise price of $0.10 per share, which was the fair market value of the Company’s common stock on the date of grant, and a term of 10 years.

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2014 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Expected life in years	8	8
Risk-free interest rates	2.21%	2.21%
Volatility	203.5%	203.5%
Dividend yield	0%	0%

Option activity during 2015 is summarized as follows:

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted	Weighted	Average		Weighted	Weighted	Average
		Average	Average	Remaining		Average	Average	Remaining
	Options	Exercise	Fair	Contractual	Options	Exercise	Fair	Contractual
	Outstanding	Price	Value	Life	Exercisable	Price	Value	Life
At January 1, 2015	18,534,821	$0.08	$0.08	3.92 years	16,317,821	$0.08	$0.08	3.13 years
Exercised	(695,000)	$0.05	$0.05
Granted	600,000	$0.06	$0.06
Canceled	(1,470,000)	$0.05	$0.05
At September 30, 2015	16,969,821	$0.09	$0.08	3.81 years	14,335,987	$0.09	$0.08	2.85 years

Based on the September 30, 2015, fair market value of the Company’s common stock of $0.06, the aggregate intrinsic value for the 16,969,821 options outstanding and 14,335,987 shares exercisable is $98,000.

Total compensation expense recognized related to stock option awards was $30,314 and $5,128 for the three months ended September 30, 2015 and 2014, respectively. In the accompanying condensed consolidated statement of operations for the three months ended September 30, 2015, $24,122 of compensation expense is included in general, administrative and selling expenses and $6,192 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended September 30, 2014, $5,128 of compensation expense is included in general, administrative and selling expenses.

Total compensation expense recognized related to stock option awards was $95,923 and $11,293 for the nine months ended September 30, 2015 and 2014, respectively. In the accompanying condensed consolidated statement of operations for the three months ended September 30, 2015, $77,347 of compensation expense is included in general, administrative and selling expenses and $18,576 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended September 30, 2014, $11,293 of compensation expense is included in general, administrative and selling expenses.

As of September 30, 2015, there was $73,889 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. This unrecognized compensation cost is expected to be recognized during 2015, 2016 and 2017 in the amounts of $17,244, $42,240 and $14,405, respectively.

During the three months ended September 30, 2015, there were 695,000 stock options exercised at an exercise price of $.05 per share.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended September 30, 2015 and 2014.

		Andrea DSP
		Microphone and
	Patent	Audio Software	2015 Three Month
2015 Three Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$141,581	$141,581
License revenues	1,147	172,651	173,798
Continuing operating loss	2,197,743	186,650	2,384,393
Depreciation and amortization	7,356	12,998	20,354
Assets	172,768	5,085,268	5,258,036
Property and equipment and intangibles	172,768	265,212	437,980

		Andrea DSP
		Microphone and	2014 Three
	Patent	Audio Software	Month Segment
2014 Three Month Segment Data	Monetization	Products	Data
Net product revenues	$-	$148,324	$148,324
License revenues	1,555	272,444	273,999
Continuing operating (loss) income	(454,170)	119,116	(335,054)
Depreciation and amortization	5,193	9,897	15,090
Purchases of patents and trademarks	21,964	21,964	43,928

		Andrea DSP
		Microphone and
	Patent	Audio Software	2014 Year End
December 31, 2014 Year End Segment Data	Monetization	Products	Segment Data
Assets	$187,078	$4,384,542	$4,571,620
Property and equipment and intangibles	187,078	281,051	468,129

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the nine-month periods ended September 30, 2015 and 2014:

		Andrea DSP
		Microphone and
	Patent	Audio Software	2015 Nine Month
2015 Nine Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$322,052	$322,052
License revenues	4,137	606,595	610,732
Continuing operating loss	4,299,148	381,856	4,681,004
Depreciation and amortization	20,669	40,636	61,305
Purchases of property and equipment	-	18,443	18,443
Purchases of patents and trademarks	6,357	6,356	12,713

		Andrea DSP
		Microphone and
	Patent	Audio Software	2014 Nine Month
2014 Nine Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$202,043	$202,043
License revenues	3,683	682,787	686,470
Continuing operating (loss) income	(1,520,933)	119,720	(1,401,213)
Depreciation and amortization	15,433	29,547	44,980
Purchases of patents and trademarks	42,870	42,869	85,739

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2015 and 2014, and as of each respective period-end, total revenues and accounts receivable by geographic area were as follows:

	September 30,	September 30,
Geographic Data	2015	2014
Total revenues:
United States	$135,575	$64,937
Foreign(1)	179,804	357,386
	$315,379	$422,323
____________________

(1)	Total revenue from the People’s Republic of China and Singapore represented 55% and 84% of total revenues for the three months ended September 30, 2015 and September 30, 2014, respectively.

For the nine-month periods ended September 30, 2015 and 2014, and as of each respective period-end, total revenues and accounts receivable by geographic area were as follows:

	September 30,	September 30,
Geographic Data	2015	2014
Total revenues:
United States	$344,318	$119,406
Foreign(1)	588,466	769,107
	$932,784	$888,513
____________________

(1)	Total revenue from the People’s Republic of China and Singapore represented 60% and 86% of total revenues for the nine months ended September 30, 2015 and September 30, 2014, respectively.

As of September 30, 2015 and December 31, 2014, accounts receivable by geographic area were as follows:

	September 30,	December 31,
Geographic Data	2015	2014
Accounts receivable:
United States	$91,675	$34,823
Foreign	143,472	203,991
	$235,147	$238,814

Note 9. Sale of Andrea Anti-Noise Products Division

On April 2, 2015, Andrea Electronics Corporation consummated the transactions contemplated by the Asset Purchase Agreement, by and between Andrea Electronics Corporation and Andrea Communications LLC dated March 27, 2015. Under the Asset Purchase Agreement, the Company sold its Anti-Noise Products Division (the “Division”) and certain related assets for a selling price of $900,000 which included a cash payment of $300,000 and a note receivable of $600,000 payable in 18 equal monthly installments of $34,757 including interest at a rate of 3.25% per annum beginning in October 2015. In addition, under the Asset Purchase Agreement the Company is entitled to receive an additional $100,000 in the event that the revenues derived from Andrea Communications LLC’s operation of the Division exceed certain thresholds over a specified time period, as defined in the Asset Purchase Agreement. Accordingly, the results of operations, the assets and liabilities of the Division are presented as discontinued operations for both current and prior periods.

The following table reflects the results of the discontinued operations of the Division’s business segment for the three and nine month periods ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Operations
Net Revenues	$87,242	528,573	$600,160	$1,280,609
Cost of Sales	84,397	312,727	537,368	766,036

Gross margin	2,845	215,846	62,792	514,573

Research and Development Expenses	-	40,770	18,746	177,724
General, administrative and selling
expenses	63,641	170,103	347,763	540,368
Gain on sale of Anti-Noise Products
Division	-	-	879,612	-

(Loss) income from Discontinued
Operations	$(60,796)	$4,973	$575,895	$(203,519)

	September 30,	December 31,
	2015	2014
Assets
Accounts Receivable, net	$45,187	$56,411
Inventories, net	182,077	339,232
Property and equipment, net	-	22,927
Assets from Discontinued Operations	$227,264	$418,570

Liabilities
Trade accounts payable	$-	$107,228
Other current liabilities	45,025	44,066
Liabilities from discontinued operations	$45,025	$151,294

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company’s quarterly reports on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Continuing Operations

Three and Nine Months ended September 30, 2015 compared to Three and Nine Months ended September 30, 2014

Total Revenues

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2015	2014	Change	2015	2014	Change
Patent Monetization revenues
License revenues	$1,147	$1,555	(26)	$4,137	$3,683	12	(a)
Total Patent Monetization revenues	1,147	1,555	(26)	4,137	3,683	12

Andrea DSP Microphone and Audio Software
Product revenues
Revenues of automotive array microphone
products	12,899	1,376	837	25,646	32,997	(22)	(b)
All other Andrea DSP Microphone and Audio
product revenues	128,682	146,948	(12)	296,406	169,046	75	(c)
License revenues	172,651	272,444	(37)	606,595	682,787	(11)	(d)
Total Andrea DSP Microphone and Audio Software
Products revenues	314,232	420,768	(25)	928,647	884,830	5

Total revenues	$315,379	$422,323	(25)	$932,784	$888,513	5
____________________

(a)	These revenues represent Monetization Revenues, as defined in our Amended and Restated Revenue Sharing Agreement.
(b)	The approximate $12,000 increase in sales of automotive array microphone products is the result of increased product sales to integrators of public safety vehicle solutions for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The approximate $7,000 decrease in sales of automotive array microphone products is the result of decreased product sales to integrators of public safety vehicle solutions for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
(c)	The approximate $18,000 decrease in all other Andrea DSP Microphone and Audio product revenues is related to the timing of shipments to some of our OEM customers for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The approximate $127,000 increase in all other Andrea DSP Microphone and Audio product revenues is related to the timing of shipments to some of our OEM customers for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
(d)	The $100,000 and $76,000 decrease in license revenues is a result of a decrease of royalties for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the three months ended September 30, 2015 and 2014 was 12% and 19%, respectively. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2015 and 2014 was 10% and 14% respectively.

Patent Monetization Expenses

Patent monetization expenses for the three months ended September 30, 2015 increased 573% to $2,143,616 from $318,558 for the three months ended September 30, 2014. Patent monetization expenses for the nine months ended September 30, 2015 increased 391% to $4,142,138 from $844,128 for the nine months ended September 30, 2014. These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings in this Form 10-Q.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2015 increased 34% to $197,547 from $147,111 for the three months ended September 30, 2014. The expenses primarily relate to costs associated with the development of new products. For the three months ended September 30, 2015, the increase in research and development expenses reflects an 85% decrease in our Patent Monetization efforts to $7,356, or 4% of total research and development expenses, and a 94% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $190,191, or 96% of total research and development expenses. Research and development expenses for the nine months ended September 30, 2015 increased 54% to $551,888 from $358,048 for the nine months ended September 30, 2014. These expenses primarily relate to costs associated with the development of new products. For the nine months ended September 30, 2015, the increase in research and development expenses reflects a 65% decrease in our Patent Monetization efforts to $20,669, or 4% of total research and development expenses, and a 78% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $531,219, or 96% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 52% to $321,925 for the three months ended September 30, 2015 from $211,697 for the three months ended September 30, 2014. For the three months ended September 30, 2015, general, administrative and selling expenses related to our Patent Monetization efforts were $47,637, or 15% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $274,289, or 85% of total general, administrative and selling expenses. The increase of approximately $110,000 is related to general, administrative and selling expenses that were allocated to discontinuing operations in 2014 which are now being reallocated to continuing operations. General, administrative and selling expenses decreased approximately 14% to $822,382 for the nine months ended September 30, 2015 from $959,942 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, general, administrative and selling expenses, and general, administrative and selling expenses related to our Patent Monetization efforts were $140,184 or 17% of the total general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $682,197, or 83% of total general, administrative and selling expenses. The decrease of $138,000 is the result of decreased costs associated with consummating the Revenue Sharing and Note Purchase Agreement from the first nine months ending September 30, 2014 offset in part by the increase of general, administrative and selling expenses that were allocated to discontinuing operations in 2014 which are now being reallocated to continuing operations in 2015.

Interest (Expense) Income, net

Interest expense, net for the three months ended September 30, 2015 was $19,350 compared to $237 for the three months ended September 30, 2014. Interest expense, net for the nine months ended September 30, 2015 was $37,411 compared to interest income, net of $1,620 for the nine months ended September 30, 2014. The changes in this line item are attributable to an increase of interest expense related to long-term debt in conjunction with the Amended and Restated Revenue Sharing Agreement partially offset from the interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2015 was $34,120, compared to $54,391 for the three months ended September 30, 2014. The income tax provision for the nine months ended September 30, 2015 was $119,958, compared to $136,006 for the nine months ended September 30, 2014. The provision for income taxes for the three and nine months ended September 30, 2015 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. Although the provision from 2014 could be offset by future tax benefits, the Company does not record the benefit as it is unlikely that the Company will be able to use these types of foreign tax credits or alternative minimum tax credits. The Company records a full valuation against deferred tax assets until such benefits will be utilized.

Net loss

Net loss for the three months ended September 30, 2015 was $2,498,659 compared to a net loss of $384,709 for the three months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was $4,262,478 compared to a net loss of $1,739,118 for the nine months ended September 30, 2014. The net loss for the three and nine months ended September 30, 2015 and September 30, 2014 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2015, we had cash of $3,829,685 compared with $3,574,530 at December 31, 2014. The increase in our cash balance at September 30, 2015 was primarily a result of the note proceeds received in connection with the Amended and Restated Revenue Sharing Agreement offset in part by our cash used in operations.

Our working capital balance at September 30, 2015 was $2,437,602 compared to working capital of $3,255,298 at December 31, 2014. The decrease in working capital reflects an increase in total current assets of $349,589 and an increase in total current liabilities of $1,167,285. The increase in total current assets reflects an increase in cash of $255,155, a decrease in accounts receivable of $3,667, a decrease in inventories of $152,443, an increase in prepaid expenses and other current assets of $15,686, a decrease in assets from discontinued operations of $168,379 and an increase in current note receivable of $403,237. The increase in total current liabilities of $1,167,285 reflects an increase in trade accounts payable of $928,122, a decrease in taxes payable of $32,000, a decrease in short-term deferred revenue of $2,712, a decrease in liabilities from discontinued operations of $106,269 and an increase of $380,144 in other current liabilities.

The increase in cash of $255,155 reflects $3,448,439 of net cash used in operating activities, $303,594 cash provided by investing activities, and $3,400,000 of cash provided by financing activities.

The cash used in operating activities of $3,448,439, excluding non-cash charges for the nine months ended September 30, 2015, was attributable to a $105,067 increase in accounts receivable, a $403,652 decrease in inventories, a $7,703 increase in prepaid expenses, other current assets and other assets, a $32,000 decrease in taxes payable, a $820,894 increase in trade accounts payable, a $381,103 increase in other current liabilities and a $2,712 decrease in short-term deferred revenue. The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings in this Form 10-Q. The increase in cash is a result of the Amended and Restated Revenue Sharing and Note Purchase Agreement.

The cash provided by investing activities of $303,594 reflects purchases of property and equipment of $18,443, $12,713 in patents and trademarks related expenses, $34,750 of proceeds from the exercise of stock options and $300,000 of proceeds from the sale of Anti-Noise Products division. The increase in property and equipment reflects capital expenditures associated with molds associated with the production and, to a lesser extent of our information technology purchases. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $3,400,000, reflects proceeds from long-term debt.

We plan to improve our cash flows in 2015 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts and the sale of our Andrea Anti-Noise Products business. As a result of the past few years of performance and the execution of the Amended and Restated Revenue Sharing Agreement, we believe that we have sufficient liquidity to continue our operations at least through August 2016. As of November 13, 2015, Andrea had approximately $4,200,000 of cash deposits. There can be no assurances that demand will continue for any of our products, including future products related to our support Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities ("Asus"), Dell Inc. ("Dell"), Hewlett-Packard Co. ("HP"), Lenovo, Realtek Semiconductor Corp. ("Realtek"), and Toshiba, and requesting monetary and injunctive relief Lenovo answered Andrea's complaint on February 10, 2015. Lenovo also asserted counterclaims which Andrea answered on March 3, 2015. The other defendants have not yet answered Andrea's complaint. All of these cases except for the case against Realtek were also stayed on March 23, 2015 due to Andrea’s complaint with the ITC against these parties. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek and Toshiba, and vigorously defend all counterclaims asserted by Lenovo or any other defendant. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek agreed to move for dismissal of Andrea’s action against Realtek in the Eastern District of New York.

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba (the “ITC Respondents”), and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 and issued a 100-day standing review. The proposed ITC Respondents answered Andrea's complaint on April 6, 2015. Administrative Law Judge (“ALJ”) Thomas B. Pender held a hearing for the 100-day standing review on April 30, 2015. ALJ Pender issued an Initial Determination, Order No. 8, on June 11, 2015, finding that Andrea has standing to assert its patents in the investigation. On July 13, 2015, in response to the ITC Respondents’ petition for Commission review, the ITC issued a “Notice of Commission Determination Not To Review An Initial Determination Finding That Complainant Andrea Electronics Corp. Has Standing And To Deny Respondents’ Motion For Oral Argument,” determining not to review ALJ Pender’s Initial Determination. On August 6, 2015, Acer, Asus, Dell, HP, Lenovo, and Toshiba filed a Petition for Review with the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), asking the Federal Circuit to review the ITC’s “Notice of Commission Determination Not To Review An Initial Determination Finding That Complainant Andrea Electronics Corp. Has Standing And To Deny Respondents’ Motion For Oral Argument.” Also on August 6, 2015, Acer, Asus, Dell, HP, Lenovo and Toshiba filed a motion to stay the ITC Investigation pending their Petition for Review to the Federal Circuit. Andrea intends to vigorously prosecute its claims against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek have moved to partially terminate the ITC Investigation with respect to certain of Andrea’s claims pertaining to Realtek and its products.

In July 2015, Realtek filed six (6) petitions for inter partes review of the Andrea patents asserted in the District Court and ITC litigation proceedings with the United States Patent and Trademark Office (“PTO”). Andrea intends to vigorously defend its patents in these PTO proceedings. Also in July 2015, Realtek filed a Complaint with the United States District Court for the Northern District of California, alleging breach of contract and seeking declaratory judgment against Andrea. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek agreed to move for termination of those proceedings. Andrea and Realtek have since filed motions to terminate all six (6) inter partes review proceedings, and on November 3, 2015, the PTO granted all six (6) of those motions and terminated all six (6) of the inter partes reviews of Andrea’s patents.

Also in July 2015, Realtek filed a Complaint with the United States District Court for the Northern District of California, alleging breach of contract and seeking declaratory judgment against Andrea. Andrea intends to vigorously defend the claims asserted by Realtek in that proceeding. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended September 30, 2015 were $315,379 compared to $422,323 for the three months ended September 30, 2014. Net loss for the three months ended September 30, 2015 was $2,437,863, or $0.04 based on continuing operations per share on a basic and diluted basis, and $389,682, or $0.01 based on continuing operations per share on a basic and diluted basis for the three months ended September 30, 2014. Our total revenues for the nine months ended September 30, 2015 were $932,784 compared to $888,513 for the nine months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was $4,838,373, or $0.08 based on continuing operations per share on a basic and diluted basis, and $1,535,599, or $0.02 based on continuing operations per share on a basic and diluted basis for the nine months ended September 30, 2014. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,416,035 were outstanding as of November 12, 2015. The number of shares outstanding does not include an aggregate of 24,259,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 38% of the 64,416,035 outstanding shares. These issuable common shares are comprised of: a) 16,929,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 1,677,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications*
Exhibit 101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: November 16, 2015

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 16, 2015
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 16, 2015
Corisa L. Guiffre	Assistant Corporate Secretary