Form 10-K
period 2015-12-31
ANDREA ELECTRONICS CORP
filed 2016-03-29
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-4324
____________________

ANDREA ELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

620 Johnson Avenue Suite 1b, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 631-719-1800
___________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share
___________________

Title of class
___________________

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,493,570 based upon the closing price of $0.07 per share as quoted on the OTC Bulletin Board on June 30, 2015.

The number of shares outstanding of the registrant’s Common Stock as of March 24, 2016, was 64,416,035.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Overview

Andrea Electronics Corporation (“Andrea,” “us,” “we,” “our”) designs, develops and manufactures state-of-the-art digital microphone products and noise reduction software that facilitate natural language, human/machine interfaces. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934.

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications primarily in the following markets:

●	computer speech recognition applications;
●	computer voice over the internet protocol (“VoIP”) applications; and
●	OEM microphone components and assemblies.

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

All of our digital, far-field microphone technologies are software-based and operate using either a dedicated DSP or a general purpose processor (for example, the Intel Pentium). The software, which may encompass one or all of our far-field noise canceling technologies, can be applied to improve the performance of a single microphone or multiple microphones. In addition, our digital, far-field, noise canceling technologies can be tailored and implemented into various form factors, including for example, into the monitor of a PC, a cloud-based digital assistant or a rear view mirror, and can be used individually or combined depending on particular customer requirements.

We are currently targeting our far-field technologies at: 1) the desktop and laptop computing market; 2) the video and audio conferencing market; and 3) the market for personal hands free communication designed for use in automobiles, trucks and buses to control PCs and cellular communication and OEM voice input applications. Our far-field, digital noise canceling technologies and related products, together with implementations of other high-end audio technologies (for example, our software noise cancellation technology) comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2015 and 2014 was approximately 10% and 100%, respectively, of our total revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that communication products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we entered into a Revenue Sharing and Note Purchase Agreement with AND34 Funding LLC (“AND34”), and on December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34, which was retroactively effective as of February 14, 2014. Under the Revenue Sharing and Note Purchase Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents by the Company in exchange for $3,500,000. Under the Revenue Sharing Agreement, the Company agreed to issue and sell to AND34 an additional $6,500,000 in notes for an aggregate of $10,700,000 in notes. The proceeds of the notes will be used to pay preclose expenses and our patent monetization expenses. Total revenues from this segment during the years ended December 31, 2015 and 2014 was approximately 91% and 0%, respectively, of our total revenues.

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

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art microphone and communication products. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to communicate and control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies to be used for these “natural language, human/machine” interfaces with:

●	desktop, laptop and hand-held computers, mobile personal computing devices and cellular phones;
●	video and audio conferencing systems; and
●	automotive communication systems.

We believe that end users of these applications and interfaces will require high quality microphone and speakerphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located at a distance from the person speaking, or far-field microphone technology. Applications in this area include:

●	continuous speech dictation to personal computers;
●	multiparty video teleconferencing and software that allow participants to see and jointly communicate; and
●	cellular hands free interfaces for automobiles, home and office automation.

We believe that an increasing number of these devices will be introduced into the marketplace during the next several years.

Our Strategy

Our strategy is to:

●	maintain and extend our market position with our Andrea DSP Microphone and Audio Software technologies and products;
●	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products;
●	broaden our Andrea DSP Microphone and Audio Software product lines through a healthy level of internal research and development;
●	design our products to satisfy specific end-user requirements identified by our collaborative partners;
●	outsource manufacturing of our products in order to reduce fixed overhead and achieve economies of scale; and
●	vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

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

The success of our strategy will depend on our ability to, among other things:

●	increase total revenues of Andrea DSP Microphone and Audio Software products;
●	continue to contain costs;
●	introduce additional Andrea DSP Microphone and Audio Software products;
●	maintain the competitiveness of our technologies through focused and targeted research and development;
●	achieve widespread adoption of our products and technologies through ongoing marketing efforts; and
●	defend and monetize our intellectual property.

Our Technologies

We design our Andrea DSP Microphone and Audio Software to transmit voice signals with the high level of quality, intelligibility and reliability required by the broad range of voice-based applications in computing and telecommunications. We achieve this through the use of several audio technologies that employ software processes that are proprietary to us. Software processes of this type are commonly referred to as algorithms.

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

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products for the following applications:

●	Speech recognition for word processing, database, and similar applications;
●	Audio/videoconferencing;
●	Internet telephony and Voice Chat;
●	Cellular and other wireless telecommunications; and
●	Telematics, or in-vehicle computing (the use of computer-controlled systems in automobiles and trucks).

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

Andrea Pureaudio Live Recorder. PureAudio™ Live Recorder is a full function digital voice and audio recording application for use with Apple™ iOS devices. The PureAudio™ Live Recorder is enhanced with Andrea's patented digital noise reduction microphone technology. PureAudio™ digitally reduces background noise, while enhancing the recorded sound quality and intelligibility when making recordings in real-world noisy mobile environments.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2016 to 2030. We also have other patent applications currently pending; however, we cannot assure that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2015 and 2014, total research and development expenses for continuing operations were $767,680 and $487,858, respectively. During 2016, we expect research and development expenses to remain at the same level when compared to 2015. No assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Production Operations

In 2015 and 2014, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

Competition

The markets for our Andrea DSP Microphone and Audio Software Products are highly competitive. Competition in these markets is based on varying combinations of product features, quality and reliability of performance, price, sales, marketing and technical support, ease of use, compatibility with evolving industry standards and other systems and equipment, name recognition, and development of new products and enhancements. Most of our current and potential competitors in these markets have significantly greater financial, marketing, technical, and other resources than us. Consequently, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, and sale of their products than we can.

We believe that our ability to compete successfully will depend upon our ability to develop and maintain advanced technology, develop proprietary products, attract and retain qualified personnel, obtain patent or other proprietary protection for our products and technologies and manufacture, assemble and market products, either alone or through third parties, in a profitable manner.

Employees

At December 31, 2015, we had 11 employees, of whom one was engaged in production and related operations, five were engaged in research and development, and four were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize five independent consultants (two are sales representatives, one is engaged for administration purposes and two are engaged in research and development activities).

ITEM 1A. RISK FACTORS

Andrea is a party to the Revenue Sharing Agreement under which a perpetual predetermined share of its Monetization Revenues will be allocated to AND34 and under which a default could cause a material adverse effect on its financial position.

Under the Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of notes payable to AND34. After the notes are paid off in full, Monetization Revenues received will be allocated to AND34 and the Company in accordance with certain predetermined percentages ranging from 100% until AND34 has received $3,500,000 to ultimately 20%. At December 31, 2015, there is $1,900,775 of accrued and unpaid interest and related outstanding principal notes and AND34 has received $3,187,933 of the $3,500,000 advance from the Revenue Sharing Agreement. The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Revenue Sharing Agreement, AND34 may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Revenue Sharing Agreement or ancillary documents including the notes.

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

Our results of operations have historically been and are subject to continued substantial annual and quarterly fluctuations. The causes of these fluctuations include, among other things:

●	the volume of sales of our products under our collaborative marketing arrangements;
●	the cost of development of our products;
●	the mix of products we sell;
●	the mix of distribution channels we use;
●	the timing of our new product releases and those of our competitors;
●	fluctuations in the computer and communications hardware and software marketplace; and
●	general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues from continuing operations for the years ended December 31, 2015 and 2014 were approximately $13.2 million and $1.2 million, respectively. Net income from continuing operations for the year ended December 31, 2015 was approximately $2.5 million, or $0.04 per share on a basic and diluted basis, versus a net loss from continuing operations of approximately $2.5 million, or $0.04 net loss per share on a basic and diluted basis for the year ended December 31, 2014. On April 2, 2015, we sold our Andrea Anti-Noise Products Division. For the year ended December 31, 2015, the Anti-Noise Products business segment generated approximately $662,000 in revenue and a total operating loss of approximately $300,000 and we recorded a gain on the sale of the segment of approximately $880,000. For the year ended December 31, 2014, the Anti-Noise Products business segment generated approximately $1.6 million in revenue and a total operating loss of approximately $365,000. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,416,035 were outstanding as of March 24, 2016. The number of shares outstanding does not include an aggregate of 24,229,491 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 38% of the 64,416,035 outstanding shares. These issuable common shares are comprised of: a) 16,899,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 1,677,436 shares reserved for future grants under our 2006 Stock Plan; c) 2,023,658 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 24, 2016, we had 44.231432 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 5,652,234 shares, which is equal to approximately 9% of the 64,416,035 outstanding shares.

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

If we fail to commercialize and fully market our Andrea DSP Microphone and Audio Software products our total revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

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

We have entered into collaborative and distribution arrangements with software publishers and computer hardware manufacturers relating to the marketing and sale of Andrea DSP Microphone and Audio Software products through inclusion or incorporation with the products of our collaborators. Our success is dependent to a substantial degree on the efforts of these collaborators to market their products that include or incorporate our products. Our collaborators may not successfully market these products. In addition, our collaborators generally are not contractually obligated to any minimum level of sales of our products or technologies, and we have no control over their marketing efforts. Furthermore, our collaborators may develop their own microphone products and technologies that may replace our products or technologies or to which they may give higher priority.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2015 and 2014, total revenues from sales to customers outside the United States accounted for approximately 81% and 84%, respectively, of our total revenues.
International sales and operations are subject to a number of risks, including:

●	trade restrictions in the form of license requirements;
●	restrictions on exports and imports and other government controls;
●	changes in tariffs and taxes;
●	difficulties in staffing and managing international operations;
●	problems in establishing and managing distributor relationships;
●	general economic conditions; and
●	political and economic instability or conflict.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Andrea has a lease for its corporate headquarters, which is located in Bohemia, New York. The lease, which currently expires in October 2020, is for approximately 3,000 square feet of leased space is for research and development, sales and executive offices. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 11 to the accompanying Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

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

In July 2014, Andrea filed three complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer Inc. and related entities ("Acer"), Lenovo Group Ltd. and related entities ("Lenovo"), and Toshiba Corp. and related entities ("Toshiba"), and requesting monetary and injunctive relief. Acer, Lenovo, and Toshiba answered Andrea's complaints on October 20, 2014. Lenovo also asserted counterclaims which Andrea answered on November 10, 2014. Andrea also filed First Amended Complaints in these actions on November 10, 2014 which Acer, Lenovo, and Toshiba answered on November 24, 2014. Lenovo also asserted counterclaims which Andrea answered on December 15, 2014. All of these cases were stayed on March 23, 2015 due to Andrea’s complaint with the International Trade Commission (“ITC”) against these parties. Andrea and Acer settled their disputes and filed a stipulation of dismissal which was granted on January 19, 2016.

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities ("Asus"), Dell Inc. ("Dell"), Hewlett-Packard Co. ("HP"), Lenovo, Realtek Semiconductor Corp. ("Realtek"), and Toshiba, and requesting monetary and injunctive relief. Lenovo answered Andrea's complaint on February 10, 2015. Lenovo also asserted counterclaims which Andrea answered on March 3, 2015. The other defendants have not yet answered Andrea's complaint. All of these cases except for the case against Realtek were also stayed on March 23, 2015 due to Andrea’s complaint with the ITC against these parties. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek agreed to move for dismissal of Andrea’s action against Realtek in the Eastern District of New York. Andrea and Realtek’s stipulation of dismissal was granted on December 22, 2015. Andrea and Acer settled their disputes and filed a stipulation of dismissal which was granted on January 27, 2016. Andrea and HP settled their disputes and filed a stipulation of dismissal which was granted on February 5, 2016. Andrea and Asus settled their disputes and filed a stipulation of dismissal which was granted on February 23, 2016.

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba (the “ITC Respondents”), and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015. The ITC Respondents answered Andrea's complaint on April 6, 2015. On July 2, 2015, Conexant Systems, Inc. (“Conexant”) filed a motion to intervene in the Investigation. On July 14, 2015, Waves Audio, Ltd. (“Waves”) filed a motion to intervene in the investigation. The Administrative Law Judge (“ALJ”) granted Conexant and Waves’ motions to intervene on August 7, 2015. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek moved to partially terminate the ITC Investigation with respect to certain of Andrea’s claims pertaining to Realtek and its products. That motion was granted by the ALJ on November 6, 2015. The ITC chose not to review the ALJ’s initial determination granting that motion. Andrea and Acer settled their disputes and filed a motion to terminate Acer from the investigation, which was granted by the ALJ on November 25, 2015. The ITC chose not to review the ALJ’s initial determination granting that motion. Andrea and HP settled their disputes and filed a motion to terminate HP from the investigation, which was granted by the ALJ on January 12, 2016. The ITC chose not to review the ALJ’s initial determination granting that motion. Andrea and Asus settled their disputes and filed a motion to terminate Asus from the investigation, which was granted by the ALJ on February 4, 2016. The ITC chose not to review the ALJ’s initial determination granting that motion. Andrea and Lenovo settled their disputes and filed a motion to terminate Lenovo from the investigation, which was granted by the ALJ on February 23, 2016. The ITC has not yet decided whether to review the ALJ’s initial determination granting that motion. Andrea and Conexant settled their disputes and filed a motion to terminate Conexant from the investigation, which was granted by the ALJ on March 7, 2016. The ITC has not yet decided whether to review the ALJ’s initial determination granting that motion. Andrea and Waves settled their disputes and filed a motion to terminate Waves and Dell from the investigation, which was granted by the ALJ as to Waves only on March 18, 2016. The ITC has not yet decided where to review the ALG’s initial determination partially granted that motion. Andrea and Toshiba settled their disputes and filed a motion to terminate Toshiba from the investigation, which was granted by the ALJ on March 18, 2016. The ITC has not yet decided whether to review the ALJ’s initial determination granting that motion. Andrea filed a motion to terminate Dell from the investigation on March 25, 2016, which has not yet been ruled upon by the ALJ.

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

In January 2016, Waves filed three (3) petitions for inter partes review of certain Andrea patents asserted in the District Court and ITC litigation proceedings with the PTO. Andrea and Waves have since filed motions to terminate all three (3) inter partes review proceedings. The PTO has not yet ruled on those motions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2015. Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 24, 2016, there were approximately 363 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2014	$0.15	$0.04
June 30, 2014	$0.15	$0.07
September 30, 2014	$0.14	$0.07
December 31, 2014	$0.10	$0.06
March 31, 2015	$0.09	$0.07
June 30, 2015	$0.09	$0.05
September 30, 2015	$0.08	$0.04
December 31, 2015	$0.08	$0.04

No cash dividends were paid on Andrea’s Common Stock in 2015 or 2014.

During the three months ended December 31, 2015, the Company did not repurchase any of its common stock.

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

Accounts Receivable – We are required to estimate the collectability of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2015 and 2014, our allowance for doubtful accounts was $5,415.

Inventory – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical total revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $58,028 and $216,336 at December 31, 2015 and 2014, respectively, are net of reserves of $115,275 and $129,756, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2015 and 2014.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we wish to caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. These factors include the risks noted in Item 1A.

Results Of Continuing Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total Revenues

	For the Year Ended December 31%
	2015	2014	Change
Patent Monetization revenues
License revenues	$12,104,958	$4,557	265,534	(a)
Total Patent Monetization revenues	12,104,958	4,557

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	28,469	38,110	(25)	(b)
Revenue from customized digital product	237,896	97,476	144	(c)
All other Andrea DSP Microphone and Audio Software
Product revenues	121,933	191,061	(36)	(d)
License revenues	741,626	892,358	(17)	(e)
Total Andrea DSP Microphone and Audio Software Products
revenues	1,129,924	1,219,005	(7)
Total revenues	$13,234,882	$1,223,562	982

____________________

(a)	The increase of approximately $12,100,000 in license revenues, is the result of revenue recognized for patent licensing agreements entered into during 2015.

(b)	The decrease of approximately $10,000 for the year ended December 31, 2015 as compared to the same period in 2014 in revenues of automotive array microphone products is primarily the result of decreased product revenues from integrators of public safety vehicle solutions.

(c)	The increase of approximately $140,000 for year ended December 31, 2015 as compared to same period in 2014 in customized digital product revenues is related to increased product revenues to an OEM customer for a customized digital product.

(d)	The decrease of approximately $69,000 for year ended December 31, 2015 as compared to same period in 2014 in all other Andrea DSP Microphone and Audio Software product revenues is related to decreased product revenues to OEM customers for digital products.

(e)	The decrease of approximately $151,000 for the year ended December 31, 2015, as compared to the same period in 2014, is the primarily the result of decreased royalties reported as a result of a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of total revenues, from continuing operations, for the year ended December 31, 2015 decreased to 1% from 16% for the year ended December 31, 2014. There was no cost of revenues associated with the Patent Monetization revenues of $12,104,958 and $4,557, for the year ended December 31, 2015 and 2014, respectively. The cost of revenues as a percentage of total revenues for the year ended December 31, 2015 for Andrea DSP Microphone and Audio Software Products was 10% compared to 16% for the year ended December 31, 2014. These changes are primarily the result of the changes in revenue as described under “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the year ended December 31, 2015 increased by 387% to $8,216,749 from $1,687,802. These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings in this Form 10-Q.

Research and Development

Research and development expenses, from continuing operations, for the year ended December 31, 2015 increased by 57% to $767,680 from $487,858 for the year ended December 31, 2014. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2015, research and development expenses reflected a 67% decrease in our Patent Monetization efforts to $28,881 or 4% of total research and development expenses and an 84% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $738,799, or 96% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased by approximately 24% to $1,446,205 for the year ended December 31, 2015 from $1,162,782 for the year ended December 31, 2014. For the year ended December 31, 2015, there was a 62% decrease in our Patent Monetization efforts to $263,683, or 18% of total general, administrative and selling expenses and a 152% increase in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology to $1,182,522, or 82% of total general, administrative and selling expenses. The overall 24% increase of approximately $283,000 is related to an increase of expenses now being allocated to continuing operations in 2015 offset in part by the decrease in the costs associated with consummating the Revenue Sharing Agreement in 2014.

Interest Expense, net

Interest expense, net for the year ended December 31, 2015 was $65,006, compared to interest expense, net of $274 for the year ended December 31, 2014. The changes in this line item are attributable to an increase of interest expense related to long-term debt in conjunction with the Revenue Sharing Agreement partially offset from the interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2015 was $154,513, compared to $214,136 for the year ended December 31, 2014. The provision for income taxes for the year ended December 31, 2015 is comprised of approximately $146,000 as a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and approximately $8,000, net of certain alternative minimum taxes. Although the provisions could be offset by future tax benefits, the Company does not record the benefit as it is unlikely that the Company will be able to use these types of foreign tax credits or alternative minimum tax credits. The Company records a full valuation against deferred tax assets until such benefits will be utilized. The $8,000 of alternative minimum taxes is a result of the Company’s expectation to have taxable income as a result of the net income for the year ended December 31, 2015. The Company will offset the taxable income by utilization of their net operating loss carry forwards and reduce its valuation allowance by approximately $187,000. This reduction will be offset by the same reduction of the deferred tax asset resulting in no additional benefit or provision for the year ended December 31, 2015. The provision for income taxes for the year ended December 31, 2014 was comprised of approximately $176,000 as a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and approximately $38,000 of certain alternative minimum taxes. Although the provisions could be offset by future tax benefits, the Company does not record the benefit as it is unlikely that the Company will be able to use these types of foreign tax credits or alternative minimum tax credits. The Company records a full valuation against deferred tax assets until such benefits will be utilized. The $38,000 of alternative minimum taxes is a result of the Company’s expectation to have taxable income as a result of the $3,500,000 advance from the Revenue Sharing Agreement. The Company will offset the taxable income by utilization of their net operating loss carry forwards and reduce its valuation allowance by approximately $300,000. This reduction will be offset by the same reduction of the deferred tax asset resulting in no additional benefit or provision for the year ended December 31, 2014.

Net income (loss)

Net income for the year ended December 31, 2015 was $3,044,170 compared to a net loss $2,892,593 for the year ended December 31, 2014. The net income for the year ended December 31, 2015 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At December 31, 2015, we had cash of $5,592,554 compared to $3,574,530 at December 31, 2014. The cash balance at December 31, 2015 was primarily a result of the $3,500,000 received in connection with the Revenue Sharing Agreement offset in part by our cash used in operations.

Our working capital balance at December 31, 2015 was $2,116,111 compared to working capital of $3,255,298 at December 31, 2014. The decrease in working capital reflects an increase in total current assets of $3,683,423 and an increase in total current liabilities of $4,822,610. The increase in total current assets reflects an increase in cash of $2,018,024, an increase in accounts receivable of $1,663,574, a decrease in inventories of $158,308, a decrease in prepaid expenses and other current assets of $492 and an increase in current portion of note receivable of $406,522 and a decrease in current assets from discontinued operations of $245,897. The increase in total current liabilities reflects an increase in trade accounts payable of $1,655,932, an increase in taxes payable of $7,000, a decrease of $2,712 in short-term deferred revenue, an increase in other current liabilities of $1,176,357, a decrease of $111,219 in liabilities from discontinued operations, an increase of $196,477 in short-term advance from revenue sharing agreement and an increase of $1,900,775 in current portion of long term debt.

The increase in cash of $2,018,024 reflects $731,382 of net cash provided by operating activities, $356,960 of net cash provided by investing activities and $929,682 of net cash provided by financing activities.

The cash provided by operating activities of $731,382, excluding non-cash charges, is primarily attributable to the $3,044,170 net income for the year ended December 31, 2015, a $1,749,979 increase in accounts receivable, a $470,022 decrease in inventories, a $8,475 decrease in prepaid expenses and other current assets and other assets, an increase of $7,000 in taxes payable, a $1,548,704 increase in trade accounts payable, a $3,187,933 decrease in Advance from Revenue Sharing Agreement, a $2,712 decrease in short-term deferred revenue and an increase of $1,172,366 in other current liabilities. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s operations.

The cash provided by investing activities of $356,960 reflects purchases of property and equipment of $18,443, an increase in patents and trademarks of $28,868, proceeds from the sale of the Anti-Noise Products Division of $300,000, and interest and principal repayments of notes receivable of $104,271. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $929,682, reflects proceeds from the exercise of stock options of $34,750 and net proceeds from long-term debt.

We plan to improve our cash flows in 2016 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of March 24, 2016, Andrea had approximately $7,900,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and ages are as of December 31, 2015. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

Douglas J. Andrea, age 53, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

Gary A. Jones, age 70, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc., since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc., a wholly-owned subsidiary of Andrea Electronics Corporation.

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

Louis Libin, age 57, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Mr. Libin is also the executive director of the Advanced Television Broadcasting Alliance (the “ATBA”). The ATBA is an organization comprised of hundreds of low-power television (“LPTV”) broadcasters, owners and operators of translators, and allied industry organizations and companies. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 65, has been a Director of the Company since September 2003. He is the Executive Vice President of Ionian Management Inc., a Petroleum Shipping, Trading and Distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 59, has been a Director of the Company since 2003. He currently is Vice President of Networks Sales for Sinclair Broadcasting, the largest owner of television stations in the country. Previously, he was the Senior Director of Advanced Advertising, heading the group for Viamedia, a Cable Television Advertising Representation company that represents many cable providers including Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 43, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually as the Chief Financial Officer and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2015 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2015, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other two most highly compensated executive officers whose total compensation was over $100,000 during the years ended December 31, 2015, and 2014.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Douglas J. Andrea, Chairman of the	2015	$300,000	$239,418	$30,000	$569,418
Board, Chief Executive Officer,	2014	300,000	-	50,000	350,000
and Corporate Secretary

Corisa L. Guiffre, Vice President,	2015	$170,000	$115,584	$-	$285,584
Chief Financial Officer and	2014	156,104	-	28,000	184,104
Assistant Corporate Secretary

Outstanding Equity Awards at December 31, 2015

The following table provides information concerning outstanding unexercised options as of December 31, 2015 for each named executive officer. None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2015.

	Option Awards
		Number of
	Number of securities	securities
	underlying	underlying
	unexercised options	unexercised options	Option exercise	Option
Name	(#) exercisable	(#) unexercisable	price ($/share)	expiration date
Douglas J. Andrea	1,000,000	-	$0.12	11-02-2016
	1,000,000	-	$0.12	11-16-2016
	1,000,000	-	$0.11	9-12-2017
	2,000,000	-	$0.04	8-8-2018
	1,000,000	-	$0.04	8-8-2018
	1,000,000	-	$0.11	7-24-2019
	1,000,000	-	$0.13	8-01-2020
	166,500	333,500	$0.10	9-02-2024
	-	500,000	$0.06	8-07-2025
Corisa L. Guiffre	400,000	-	$0.12	11-16-2016
	350,000	-	$0.11	9-12-2017
	500,000	-	$0.04	8-8-2018
	200,000	-	$0.11	7-24-2019
	250,000	-	$0.08	9-22-2020
	116,500	233,500	$0.08	10-21-2024

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At December 31, 2015, the future minimum cash commitments under this agreement aggregate $398,863.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2015 fiscal year.

	Fees Earned
	or Paid in	Stock Option
Director	Cash	Awards	Total
Gary A Jones	$7,000	$-	$7,000
Louis Libin	7,000	-	7,000
Joseph J. Migliozzi	8,750	-	8,750
Jonathan D. Spaet	7,250	-	7,250

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2015. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$3,500
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of
the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 24, 2016, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

		Number of
	Number of	Shares That May be
	Shares Owned	Acquired Within	Percent of
	(excluding	60 days by	Common Stock
Name of Beneficial Owner	options)	Exercising Options	Outstanding(1)
Douglas J. Andrea	361,014 (2)	8,166,500	11.7%
Corisa L. Guiffre	102,750	1,816,550	2.9%
Gary A. Jones	437,472	308,031	1.2%
Louis Libin	352,149	223,132	*
Joseph J. Migliozzi	926,261	466,027	2.2%
Jonathan D. Spaet	29,261	207,981	*
Current directors and executive officers as
a group (6 persons)	2,205,031	11,188,221	17.7%
____________________

*	Less than 1%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 64,416,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 24, 2016, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 24, 2016, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

			Percent of
			Common Stock
			and Common
	Shares of		Stock
	Common Stock	Common Stock	Equivalents
Name and Address	Owned	Equivalents (1)	Outstanding (2)
Alpha Capital Anstalt	-	5,722,159 (3)	8.2%
Pradafant 7,
Furstentums 9490
Vaduz, Liechtenstein
Nickolas W. Edwards	5,390,000 (4)	-	8.4%
937 Pine Ave, Long Beach, CA 90813
____________________

(1)	The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.

(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 64,416,035 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 24, 2016. As of March 24, 2016, Alpha Capital has 3,585,731 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above, for limitations on the conversion of such commons stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2015, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected in
	and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,929,821	$0.09	1,677,436
Equity compensation plans not approved by security holders	-	-	-
Total	16,929,821	$0.09	1,677,436

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2015 and 2014 by Marcum LLP:

	2015	2014
Audit Fees	$109,500	$114,500
Audit-related fees	1,500	5,175
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2015, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.
●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets—at December 31, 2015 and 2014
●	Consolidated Statements of Operations—Years Ended December 31, 2015 and 2014
●	Consolidated Statements of Shareholders’ Equity Deficit —Years Ended December 31, 2015 and 2014
●	Consolidated Statements of Cash Flows—Years ended December 31, 2015 and 2014
●	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3) Exhibits

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of March 27, 2015, by and between Andrea Communications LLC and Andrea Electronics Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2015)

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.9	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

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

10.1	*1998 Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, No. 333-82375, filed July 7, 1999)

10.2	*Change in Control Agreement, dated as of November 22, 1999, by and between Corisa L. Guiffre and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-KSB for the year ended December 31, 2006)

10.3	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.4	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.5	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.6	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.7	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)

10.8	*Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.9	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s From 10-K filed on March 16, 2010)

10.10	*Employment Agreement, dated as of August 1, 2014 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 8, 2014)

10.11	Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)**

10.12	Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)**

10.13	Settlement Agreement between Andrea Electronics Corporation and Realtek Semiconductor Corporation dated October 15, 2015

10.14	Settlement Agreement between Andrea Electronics Corporation and Acer American Corporation dated November 17, 2015

10.15	Settlement Agreement between Andrea Electronics Corporation and HP Inc. dated December 22, 2015

Exhibit
Number	Description
14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)

21.0	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.0	Rule 13a-14(a)/15d – 14(a) Certifications

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL:
(i) the Consolidated Balance Sheets;
(ii) the Consolidated Statements of Operations;
(iii) the Consolidated Statements of Shareholders’ Deficit Equity;
(iv) the Consolidated Statements of Cash Flows; and
(v) the Notes to the Consolidated Financial Statements.
______________________

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the 1992 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

To the Audit Committee of the
Board of Directors and Shareholders
of Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
Melville, NY
March 29, 2016

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,
2015		2014
ASSETS

Current assets:
Cash	$5,592,554	$3,574,530
Accounts receivable, net of allowance for doubtful accounts of $5,415	1,902,388	238,814
Inventories, net	58,028	216,336
Prepaid expenses and other current assets	60,086	60,578
Current portion of note receivable	406,522	-
Current assets from discontinued operations	149,746	395,643
Total current assets	8,169,324	4,485,901

Property and equipment, net	86,960	93,972
Intangible assets, net	345,359	374,157
Assets from discontinued operations	-	22,927
Long term note receivable	103,709	-
Other assets, net	5,250	13,233
Total assets	$8,710,602	$4,990,190

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Trade accounts payable	$2,149,532	$493,600
Taxes Payable	45,000	38,000
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	6,600	9,312
Other current liabilities	1,640,833	464,476
Liabilities from discontinued operations	40,075	151,294
Short-term advance from Revenue Sharing Agreement	196,477	-
Current portion of long-term debt	1,900,775	-
Total current liabilities	6,053,213	1,230,603

Advance from Revenue Sharing Agreement	115,590	3,500,000
Long-term debt	-	909,875
Total liabilities	6,168,803	5,640,478

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued
and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and
outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares;
issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
64,416,035 and 63,721,035 shares, respectively	644,160	637,210
Additional paid-in capital	77,727,552	77,586,585
Accumulated deficit	(75,838,986)	(78,883,156)

Total shareholders’ equity (deficit)	2,541,799	(650,288)

Total liabilities and shareholders’ equity (deficit)	$8,710,602	$4,990,190

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014
Revenues
Net product revenues	$388,298	$326,647
License revenues	12,846,584	896,915
Total Revenues	13,234,882	1,223,562
Cost of revenues	117,035	198,750
Gross margin	13,117,847	1,024,812
Patent Monetization Expenses	8,216,749	1,687,802
Research and development expenses	767,680	487,858
General, administrative and selling expenses	1,446,205	1,162,782
Continuing operating income (loss)	2,687,213	(2,313,630)
Interest expense, net	(65,006)	(274)
Income (loss) from continuing operations before provision for income taxes	2,622,207	(2,313,904)
Provision for income taxes	154,513	214,136
Income (loss) from continuing operations	2,467,694	(2,528,040)
Income (loss) from discontinued operations	576,476	(364,553)
Net income (loss)	$3,044,170	$(2,892,593)
Basic weighted average shares	64,000,309	63,721,035
Basic net income (loss) per share from continuing operations	$0.04	$(0.04)
Basic net income (loss) per share from discontinuing operations	$0.01	$(0.01)
Basic net income (loss) per share	$0.05	$(0.05)
Diluted weighted average shares	71,929,978	63,721,035
Diluted net income (loss) per share from continuing operations	$0.03	$(0.04)
Diluted net income (loss) per share from discontinuing operations	$0.01	$(0.01)
Diluted net income (loss) per share	$0.04	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Series D
	Series C	Series C	Convertible	Series D	Common				Total
	Convertible	Convertible	Preferred	Convertible	Stock		Additional		Shareholders’
	Preferred Stock	Preferred	Stock	Preferred	Shares	Common	Paid-In	Accumulated	Equity
	Outstanding	Stock	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	(Deficit)
Balance, January 1, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,544,011	$(75,990,563)	$2,199,731
Stock-based Compensation Expense related
to Stock Option Grants	-	-	-	-	-	-	42,574	-	42,574
Net loss	-	-	-	-	-	-	-	(2,892,593)	(2,892,593)
Balance, December 31, 2014	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,586,585	$(78,883,156)	$(650,288)

Stock-based Compensation Expense related
to Stock Option Grants	-	-	-	-	-	-	113,167	-	113,167
Stock option exercises	-	-	-	-	695,000	6,950	27,800	-	34,750
Net income	-	-	-	-	-	-	-	3,044,170	3,044,170
Balance, December 31, 2015	44.231432	$1	907,144	$9,072	64,416,035	$644,160	$77,727,552	$(75,838.986)	$2,541,799

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,044,170	$(2,892,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,660	115,824
Stock based compensation	113,167	42,574
Credit for inventory obsolescence	(94,925)	(158,274)
Provision for income tax withholding	115,513	176,136
PIK interest, net	95,968	9,875
Gain on sale of Anti-Noise Products Division	(879,612)	-
Accrued interest on note receivable	(14,502)	-
Change in:
Accounts receivable	(1,749,979)	(102,370)
Inventories	470,022	423,292
Prepaid expenses, other current assets and other assets	8,475	15,265
Taxes payable	7,000	38,000
Trade accounts payable	1,548,704	259,392
(Repayments of) Advance from Revenue Sharing Agreement	(3,187,933)	3,500,000
Short-term deferred revenue	(2,712)	(2,829)
Other current liabilities	1,172,366	346,861
Net cash provided by operating activities	731,382	1,771,153

Cash flows from investing activities:
Purchases of property and equipment	(18,443)	(4,952)
Proceeds from the sale of the Anti-Noise Products Division	300,000	-
Repayments of note receivable	104,271	-
Purchases of patents and trademarks	(28,868)	(92,093)
Net cash provided by (used) in investing activities	356,960	(97,045)

Cash flows from financing activities:
Proceeds from the exercise of stock options	34,750	-
Proceeds from long-term debt	7,700,000	900,000
Payments of long-term notes and PIK interest	(6,805,068)	-
Net cash provided by financing activities	929,682	900,000

Net increase in cash	2,018,024	2,574,108

Cash, beginning of year	3,574,530	1,000,422
Cash, end of year	$5,592,554	$3,574,530

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$105,368	$2,557
Income Taxes	$171,191	$186,355

Non Cash Investing and Financing Activity:
Note Receivable received in connection with the sale of the Anti-Noise Products Division	$600,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1. ORGANIZATION AND BUSINESS

Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, “Andrea” or the “Company”) has been engaged in the electronic communications industry since its inception. Since the early 1990s, Andrea has been primarily focused on developing and manufacturing state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications, primarily in the computer and business enterprise markets that require high quality, clear voice signals. Andrea’s technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. Andrea DSP Microphone and Audio Software Products and Andrea Anti-Noise Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate Digital Signal Processing, Noise Cancellation, Active Noise Cancellation and Active Noise Reduction microphone technologies, and are designed to cancel background noise in a wide range of noisy environments, such as homes, offices, factories and automobiles. Andrea also manufactures a line of accessories for these products for the consumer and commercial markets in the United States as well as in Europe and Asia. The Company sold its Anti-Noise Products Division and certain related assets in April 2015.

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

	December 31,
	2015	2014
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 12)	11,399,821	18,534,821
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	-	2,023,658
Series D Convertible Preferred Stock (Note 9)	-	3,628,576

Total potentially dilutive common shares	11,399,821	24,187,055

	December 31,
	2015	2014
Numerator:
Net income (loss)	$3,044,170	$(2,892,593)
Denominator:
Basic Weighted average shares	64,000,309	63,721,035
Effect of dilutive securities:
Stock options	2,277,435	-
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	2,023,658	-
Series D Convertible Preferred Stock (Note 9)	3,628,576	-

Denominator for diluted income (loss) per share-adjusted weighted average
shares after assumed conversions	71,929,978	63,721,035

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2015 and 2014, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2015, the Company’s cash was held at four financial institutions.

Concentration of Risk

The following customer accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	December 31,
	2015	2014
Customer A	81%	72%
Customer B	13%	*
____________________

* Amounts are less than 10%

Customer A accounted for approximately 6% and 67% of accounts receivable at December 31, 2015 and 2014, respectively. Customer B accounted for approximately 92% of accounts receivable at December 31, 2015.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2015 and 2014.

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

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2015 the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2012 through 2015. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position

Stock-Based Compensation

At December 31, 2015, Andrea had two stock-based employee compensation plans, which are described more fully in Note 11. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Advertising Expenses

In accordance with ASC 720 all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2015 and 2014 were approximately $11,000 and $2,000, respectively and are included in general, administrative and selling expenses.

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

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2015 and 2014, the carrying value of all financial instruments approximated fair value.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company is currently evaluating the impact this standard will have on its financial statements.

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss.

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than Note 11, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,
	2015	2014
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	861,241	832,373
	9,428,689	9,399,821
Less: accumulated amortization	(9,083,330)	(9,025,664)
	$345,359	$374,157

The changes in the carrying amount of intangible assets during the years ended December 31, 2015 and 2014 were as follows:

Patents and
Trademarks
Balance as of January 1, 2014	$326,109
Additions during the period	92,093
Amortization	(44,045)
Balance as of December 31, 2014	$374,157
Additions during the period	28,868
Amortization	(57,666)
Balance as of December 31, 2015	$345,359

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2015 and 2014, Andrea concluded that there were no long-lived assets that required to be tested for recoverability.

Amortization expense was $57,666 and $44,045 for the years ended December 31, 2015 and 2014, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $48,000, $44,000, $41,000, $34,000 and $22,000, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2015	2014
Raw materials	$21,253	$15,852
Finished goods	152,050	330,240
	173,303	346,092
Less: reserve for obsolescence	(115,275)	(129,756)
	$58,028	$216,336

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2015	2014
Information Technology Equipment	$258,715	$240,272
Furniture and fixtures	87,958	87,958
Tools, molds and testing equipment	189,333	189,333
	536,006	517,563
Less: accumulated depreciation and amortization	(449,046)	(423,591)
	$86,960	$93,972

Depreciation and amortization of property and equipment from continuing operations was $25,455 and $54,286 for the years ended December 31, 2015 and 2014, respectively.

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT, AND LONG-TERM DEBT

Revenue Sharing and Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was recorded as an “Advance from Revenue Sharing Agreement.” on the accompanying consolidated balance sheet. The advance will be repaid over the period in which the Company generates any future monetization revenues in excess of any of the outstanding long-term debt and accrued interest to AND34. Under the terms of the Revenue Sharing Agreement with AND34, Andrea has agreed to issue and sell to AND34 Notes up to an aggregate outstanding amount of $10,700,000 during the four years after the closing date or such greater amount as AND34 may agree in its sole discretion. The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for expenses of the Company incurred in pursuing patent monetization. AND34’s rights to the Company’s monetization revenues from the Patents and the Notes are secured by the Patents.

Any Monetization Revenues (as defined in the Revenue Sharing Agreement) will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Notes. After the Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 100% to the Revenue Participants (such percentage to be allocated to the Revenue Participants until they have received Monetization Revenues of $3,500,000 to repay the Advance from Revenue Sharing Agreement) to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (Note 13).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of the Patents. The Revenue Participants and the Company will account for the tax treatment as set forth in the Revenue Sharing Agreement. Following an Event of Default under the Revenue Sharing Agreement, the Note Purchasers and Revenue Participants may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or the exercise of any power granted under the Revenue Sharing Agreement or ancillary documents including the Notes.

Advance from Revenue Sharing Agreement

	December 31,
	2015	2014
Advance from Revenue Sharing Agreement	$312,067	$3,500,000
Less: short-term Advance from Revenue Sharing Agreement	(196,477)	-
Long-term Advance from Revenue Sharing Agreement, net of short-term
Advance from Revenue Sharing Agreement	$115,590	$3,500,000

Amounts reported as short-term Advance from the Revenue Sharing Agreement reflect amount expected to be paid in the next twelve months.

Long-term debt

	December 31,
	2015	2014
Note Payable	$1,900,000	$900,000
PIK interest	775	9,875
Total long-term debt	1,900,775	909,875
Less: current maturities of long-term debt	(1,900,775)	-
Long-term debt, net of current maturities	$-	$909,875

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (3% at December 31, 2015 and 2014); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due the earlier of receipt of Monetization Revenues or on June 30, 2020. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium. During the years ended December 31, 2015 and December 31, 2014, $7,700,000 and $900,000, respectively, of notes payable were issued to AND34. Amounts reported as current maturities of long-term debt reflect amount expected to be paid in the next twelve months.

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2015	2014
Accrued payroll and related expenses	$347,798	$19,161
Accrued patent monetization expenses	1,230,314	415,000
Accrued professional and other service fees	62,721	30,315
	$1,640,833	$464,476

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

As of December 31, 2015, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

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

As of December 31, 2015, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2014 and during the years ended December 31, 2015 and 2014.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2012 through 2015. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2015. For the year ended December 31, 2015, the Company determined that, more likely than not, its deferred tax assets would be not be realized and, accordingly, increased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The provision for income tax consists of the following:

	For the Years Ended December 31,
	2015	2014
Current:
Federal	$8,141	$38,000
Foreign	146,372	176,136
State and Local	-	-
Total Current	154,513	214,136
Deferred
Federal	(1,269,000)	(1,003,000)
Foreign	-	-
State and Local	(187,000)	(147,000)
Adjustment to valuation allowance related to net deferred tax assets	1,456,000	1,150,000
Total Deferred	-	-
Provision for income taxes	$154,513	$214,136

The provision for income taxes for the year ended December 31, 2015 of approximately $154,000. Approximately $146,000 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned while approximately $8,000 is the result of certain alternative minimum taxes. The provision related to foreign taxes is deductible, while the provision relating to alternative minimum taxes is able to be offset by future tax benefits. Since the Company records a full valuation against deferred tax assets, the provision relating to alternative minimum taxes of approximately $8,000 will not be reduced by such future tax benefits. The provision for income taxes for the year ended December 31, 2014 of approximately $214,000. Approximately $176,000 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned while approximately $38,000 is the result of certain alternative minimum taxes.

Income (loss) before income taxes is comprised of the following:

	For the Years Ended December 31,
	2015	2014
Foreign	$2,466,823	$(3,568,897)
Domestic	731,860	890,440
Net income (loss) before income taxes	$3,198,683	$(2,678,457)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) before provision for income taxes is as follows:

	For the Years Ended December 31,
	2015	2014
Tax provision at statutory rate	34%	(34)%
State and local taxes	5%	(5)%
Foreign taxes	5%	7%
Foreign tax deduction	1%	-%
Incentive Stock Option Expense	(1)%	-%
Change in valuation allowance for net deferred tax assets	(39)%	40%
	5%	8%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$361,000	$35,000
Allowance for doubtful accounts	6,000	7,000
Deferred Revenue	2,000	3,000
Reserve for obsolescence	72,000	109,000
Expense associated with non-qualified stock options	115,000	100,000
Revenue Sharing Agreement	681,000	1,781,000
General business credit	1,258,000	1,156,000
NOL carryforward	15,139,000	12,987,000
	17,634,000	16,178,000
Less: valuation allowance	(17,634,000)	(16,178,000)
Deferred tax asset, net	$-	$-

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2015	2014
Beginning Balance	$16,178,000	$15,028,000
Change in Allowance	1,456,000	1,150,000
Ending Balance	$17,634,000	$16,178,000

As of December 31, 2015, Andrea had net operating loss and credit carryforwards of approximately $38.8 million expiring in varying amounts beginning in 2018 through 2033. Andrea has General Business Credits of approximately $1.3 million expiring in varying amounts beginning in 2016 through 2030. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

11. COMMITMENTS AND CONTINGENCIES

Leases

In May 2015, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. The rent expense under this operating lease was $13,125 for the year ended December 31, 2015. The monthly rent under this lease is $2,625 with annual escalations of 3.5%.

Andrea’s previous corporate headquarters were located in Bohemia, New York. The lease from an unrelated party, which expired in May 2015, was for approximately 11,000 square feet and housed Andrea’s warehousing, sales and executive offices. Rent expense under Andrea’s previous operating lease was $37,676 and $99,718 for the years ended December 31, 2015 and 2014, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

As of December 31, 2015, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2016	54,365
2017	44,124
2018	38,700
2019	39,912
2020	30,856
Total	$207,957

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At December 31, 2015, the future minimum cash commitments under this agreement aggregate $398,863.

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

In July 2014, Andrea filed three complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer Inc. and related entities ("Acer"), Lenovo Group Ltd. and related entities ("Lenovo"), and Toshiba Corp. and related entities ("Toshiba"), and requesting monetary and injunctive relief. Acer, Lenovo, and Toshiba answered Andrea's complaints on October 20, 2014. Lenovo also asserted counterclaims which Andrea answered on November 10, 2014. Andrea also filed First Amended Complaints in these actions on November 10, 2014 which Acer, Lenovo, and Toshiba answered on November 24, 2014. Lenovo also asserted counterclaims which Andrea answered on December 15, 2014. All of these cases were stayed on March 23, 2015 due to Andrea’s complaint with the International Trade Commission (“ITC”) against these parties. Andrea and Acer settled their disputes and filed a stipulation of dismissal which was granted on January 19, 2016.

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities ("Asus"), Dell Inc. ("Dell"), Hewlett-Packard Co. ("HP"), Lenovo, Realtek Semiconductor Corp. ("Realtek"), and Toshiba, and requesting monetary and injunctive relief. Lenovo answered Andrea's complaint on February 10, 2015. Lenovo also asserted counterclaims which Andrea answered on March 3, 2015. The other defendants have not yet answered Andrea's complaint. All of these cases except for the case against Realtek were also stayed on March 23, 2015 due to Andrea’s complaint with the ITC against these parties. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek agreed to move for dismissal of Andrea’s action against Realtek in the Eastern District of New York. Andrea and Realtek’s stipulation of dismissal was granted on December 22, 2015. Andrea and Acer settled their disputes and filed a stipulation of dismissal which was granted on January 27, 2016. Andrea and HP settled their disputes and filed a stipulation of dismissal which was granted on February 5, 2016. Andrea and Asus settled their disputes and filed a stipulation of dismissal which was granted on February 23, 2016.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba (the “ITC Respondents”), and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015. The ITC Respondents answered Andrea's complaint on April 6, 2015. On July 2, 2015, Conexant Systems, Inc. (“Conexant”) filed a motion to intervene in the Investigation. On July 14, 2015, Waves Audio, Ltd. (“Waves”) filed a motion to intervene in the investigation. The Administrative Law Judge (“ALJ”) granted Conexant and Waves’ motions to intervene on August 7, 2015. In October 2015, Andrea and Realtek reached a settlement agreement, resolving all disputes between the parties, and as a part of that agreement, Andrea and Realtek moved to partially terminate the ITC Investigation with respect to certain of Andrea’s claims pertaining to Realtek and its products. That motion was granted by the ALJ on November 6, 2015. The ITC chose not to review the ALJ’s initial determination granting that motion. Andrea and Acer settled their disputes and filed a motion to terminate Acer from the investigation, which was granted by the ALJ on November 25, 2015. The ITC chose not to review the ALJ’s initial determination granting that motion. Andrea and HP settled their disputes and filed a motion to terminate HP from the investigation, which was granted by the ALJ on January 12, 2016. The ITC chose not to review the ALJ’s initial determination granting that motion. Andrea and Asus settled their disputes and filed a motion to terminate Asus from the investigation, which was granted by the ALJ on February 4, 2016. The ITC chose not to review the ALJ’s initial determination granting that motion. Andrea and Lenovo settled their disputes and filed a motion to terminate Lenovo from the investigation, which was granted by the ALJ on February 23, 2016. The ITC has not yet decided whether to review the ALJ’s initial determination granting that motion. Andrea and Conexant settled their disputes and filed a motion to terminate Conexant from the investigation, which was granted by the ALJ on March 7, 2016. The ITC has not yet decided whether to review the ALJ’s initial determination granting that motion. Andrea and Waves settled their disputes and filed a motion to terminate Waves and Dell from the investigation, which was granted by the ALJ as to Waves only on March 18, 2016. The ITC has not yet decided whether to review the ALJ’s initial determination partially granting that motion. Andrea and Toshiba settled their disputes and filed a motion to terminate Toshiba from the investigation, which was granted by the ALJ on March 18, 2016. The ITC has not yet decided whether to review the ALJ’s initial determination granting that motion. Andrea filed a motion to terminate Dell from the investigation on March 25, 2016, which has not yet been ruled upon by the ALJ.

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

In January 2016, Waves filed three (3) petitions for inter partes review of certain Andrea patents asserted in the District Court and ITC litigation proceedings with the PTO. Andrea and Waves have since filed motions to terminate all three (3) inter partes review proceedings. The PTO has not yet ruled on those motions.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At December 31, 2015, there were 1,677,436 shares available for further issuance under the 2006 Plan.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

During the year ended December 31, 2015, Andrea granted 600,000 shares of common stock options with a weighted average fair market fair of $0.06 per share. The grants provide for up to a three-year vesting period, a weighted average exercise price of $0.06 per share, which was the fair market value of the Company’s common stock at the date of grant and a weighted average expected life of 8 years. The fair values of the 600,000 stock options granted was $38,000 which was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2015:

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

	December 31,	December 31,
	2015	2014
Expected life in years (based on simplified method)	8 years	8 years
Risk-free interest rates	2.04%	2.10%
Volatility (based on historical volatility)	205.3%	203.0%
Dividend yield	0%	0%

Option activity during 2015 is summarized as follows:

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted	Weighted	Average		Weighted	Weighted	Average
		Average	Average	Remaining		Average	Average	Remaining
	Options	Exercise	Fair	Contractual	Options	Exercise	Fair	Contractual
	Outstanding	Price	Value	Life	Exercisable	Price	Value	Life
At January 1, 2015	18,534,821	$0.08	$0.08	3.92 years	16,317,821	$0.08	$0.08	3.13 years
Cancelled/Expired	(1,510,000)	$0.05	$0.05
Exercised	(695,000)	$0.05	$0.05
Granted	600,000	$0.06	$0.06
At December 31, 2015	16,929,821	$0.09	$0.08	3.56 years	14,895,122	$0.09	$0.08	2.85 years

During the year ended December 31, 2015, 782,301 options vested with a weighted average exercise price of $0.09 and a weighted average fair value of $0.09 per option. Based on the December 31, 2015, fair market value of the Company’s common stock of $0.07 per share, the aggregate intrinsic value of the 16,929,821 options outstanding and 14,895,122 shares exercisable is $151,900 and $146,900, respectively. The aggregate intrinsic value of options exercised was $16,250 for the year ended December 31, 2015.

Total compensation expense recognized related to stock option awards was $113,167 and $42,574 for the year ended December 31, 2015 and 2014, respectively. In the accompanying consolidated statement of operations for the year ended December 31, 2014, $91,774 of expense is included in general, administrative and selling expenses and $21,393 is included in research and development expenses. In the accompanying consolidated statement of operations for the year ended December 31, 2014, $36,382 of expense is included in general, administrative and selling expenses and $6,192 is included in research and development expenses.

As of December 31, 2015, there was $79,010 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. This unrecognized compensation cost is expected to be recognized over the next 3 years ($56,404 in 2016, $20,660 in 2017 and $1,946 in 2018).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

13. SEGMENT INFORMATION

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in two segments: (i) Patent Monetization; and (ii) Andrea DSP Microphone and Audio Software Products. Patent Monetization includes Monetization Revenues (as defined in our Revenue Sharing Agreement). Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2015 and 2014:

		Andrea DSP
		Microphone and
	Patent	Audio Software
2015 Twelve Month Segment Data	Monetization	Products	Total 2015
Net product revenues	$-	$388,298	$388,298
License revenues	12,104,958	741,626	12,846,584
Income (loss) from operations	3,595,645	(908,432)	2,687,213
Depreciation and amortization	28,835	54,286	83,121
Purchases of property and equipment	-	18,443	18,443
Purchases of patents and trademarks	14,434	14,434	28,868
Assets	2,278,587	6,282,269	8,560,856
Total long lived assets	172,677	259,642	432,319

		Andrea DSP
		Microphone and
	Patent	Audio Software
2014 Twelve Month Segment Data	Monetization	Products	Total 2014
Net product revenues	$-	$326,647	$326,647
License revenues	4,557	892,358	896,915
Loss (income) from operations	2,463,461	(149,831)	2,313,630
Depreciation and amortization	22,023	40,597	62,620
Purchases of patents and trademarks	46,047	46,046	92,093
Assets	187,078	4,384,542	4,571,620
Total long lived assets	187,078	281,051	468,129

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2015 and 2014, and as of each respective year-end, total revenues and accounts receivable by geographic area are as follows:

Geographic Data	2015	2014
Total Revenues:
United States	$2,498,721	$191,103
Foreign(1)	10,736,161	1,032,459
	$13,234,882	$1,223,562
Accounts receivable:
United States	$1,788,500	$40,546
Foreign	113,888	198,268
	$1,902,388	$238,814
____________________

(1)	Total revenue from the People’s Republic of China and Singapore represented 81% and 84% of total revenues for the year ended December 31, 2015 and 2014, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

14. SALE OF ANDREA ANTI-NOISE PRODUCTS DIVISION

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

The following table reflects the results of the discontinued operations of the Division’s business segment for the years ended December 31, 2015 and 2014 and as of December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015	December 31, 2014
Operations
Net Revenues	$662,135	1,563,014
Cost of Sales	596,565	951,530

Gross margin	65,570	611,484

Research and Development Expenses	18,746	240,382
General, administrative and selling expenses	349,960	735,655
Gain on sale of Anti-Noise Products Division	(879,612)	-

Income (loss) from discontinued operations	$576,476	$(364,553)

	December 31, 2015	December 31, 2014
Assets
Accounts Receivable, net	$27,303	$56,411
Inventories, net	122,443	339,232
Property and equipment, net	-	22,927

Assets from discontinued operations	$149,746	$418,570

Liabilities
Trade accounts payable	$-	$107,228
Other current liabilities	40,075	44,066
Liabilities from discontinued operations	$40,075	$151,294

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

Date: March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 29, 2016
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 29, 2016
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 29, 2016
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 29, 2016
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 29, 2016
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 29, 2016
Jonathan D. Spaet