Form 10-Q
period 2016-03-31
ANDREA ELECTRONICS CORP
filed 2016-05-16
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2016, there were 64,914,935 common shares outstanding.

-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$7,975,541	$5,592,554
Accounts receivable, net of allowance for doubtful accounts of $5,415	1,412,608	1,902,388
Inventories, net	75,026	58,028
Prepaid expenses and other current assets	56,840	60,086
Current portion of note receivable	409,834	406,522
Assets from discontinued operations	99,535	149,746
Total current assets	10,029,384	8,169,324

Property and equipment, net	80,987	86,960
Intangible assets, net	340,109	345,359
Long term note receivable	-	103,709
Other assets, net	5,250	5,250
Total assets	$10,455,730	$8,710,602

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$1,541,856	$2,149,532
Taxes payable	45,000	45,000
Accrued Series C Preferred Stock Dividends	73,921	73,921
Short-term deferred revenue	6,270	6,600
Other current liabilities	914,416	1,640,833
Liabilities from discontinued operations	35,025	40,075
Short-term advance from Revenue Sharing Agreement	196,477	196,477
Current portion of long-term debt	4,010,182	1,900,775
Total current liabilities	6,823,147	6,053,213

Advance from Revenue Sharing Agreement	115,590	115,590
Long-term debt	101,009	-
Total liabilities	7,039,746	6,168,803

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares;
issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued
and outstanding: 44.2 shares; liquidation value: $442,314	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares;
issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
64,416,035 shares	644,160	644,160
Additional paid-in capital	77,744,796	77,727,552
Accumulated deficit	(74,982,045)	(75,838,986)

Total shareholders’ equity	3,415,984	2,541,799

Total liabilities and shareholders’ equity	$10,455,730	$8,710,602

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Revenues
Net product revenues	$95,392	$83,948
License revenues	3,047,317	212,379
Total revenues	3,142,709	296,327

Cost of revenues	28,936	30,653

Gross margin	3,113,773	265,674

Patent Monetization expenses	1,650,271	1,008,352

Research and development expenses	195,521	179,476

General, administrative and selling expenses	369,365	227,607

Continuing operating income (loss)	898,616	(1,149,761)

Interest expense, net	(2,532)	(7,499)

Income (loss) from continuing operations
before provision for income taxes	896,084	(1,157,260)

Provision for income taxes	39,143	41,538

Income (loss) from continuing operations	856,941	(1,198,798)

Loss from discontinued operations	-	(115,755)

Net income (loss)	$856,941	$(1,314,553)

Basic weighted average shares	64,416,035	63,721,035

Basic net income (loss) per share from
continuing operations	$.01	$(.02)

Basic net income (loss) per share from
discontinuing operations	$.00	$(.00)

Basic net income (loss) per share	$.01	$(.02)

Diluted weighted average shares	71,855,138	63,721,035

Diluted net income (loss) per share from
continuing operations	$.01	$(.02)

Diluted net income (loss) per share from
discontinuing operations	$.00	$(.00)

Diluted net income (loss) per share	$.01	$(.02)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED )

	Series C		Series D
	Convertible	Series C	Convertible	Series D	Common
	Preferred	Convertible	Preferred	Convertible	Stock		Additional		Total
	Stock	Preferred	Stock	Preferred	Shares	Common	Paid-In	Accumulated	Shareholders’
	Outstanding	Stock	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance, January 1, 2016	44.231432	$1	907,144	$9,072	64,416,035	$644,160	$77,727,552	$(75,838,986)	$2,541,799

Stock-based Compensation Expense
related to Stock Option Grants	-	-	-	-	-	-	17,244	-	17,244

Net income	-	-	-	-	-	-	-	856,941	856,941

Balance, March 31, 2016	44.231432	$1	907,144	$9,072	64,416,035	$644,160	$77,744,796	$(74,982,045)	$3,415,984

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income (loss)	$856,941	$(1,314,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,024	21,611
Stock based compensation expense	17,244	28,971
Reserve (credit) for inventory obsolescence	2,488	(76,558)
Provision for income tax withholding	39,143	41,538
PIK interest, net	10,416	11,568
Accrued interest on note receivable	(3,874)	-
Change in:
Accounts receivable	450,464	(57,921)
Inventories	30,898	132,722
Prepaid expenses, other current assets and other assets	3,246	19,321
Taxes payable	-	(38,000)
Trade accounts payable	(607,676)	231,070
Other current liabilities	(731,467)	(10,515)
Short-term deferred revenue	(330)	(2,712)
Net cash provided by (used in) by operating activities	85,517	(1,013,458)

Cash flows from investing activities:
Repayments of note receivable	104,271	-
Purchases of patents and trademarks	(6,801)	-
Net cash provided by investing activities	97,470	-

Cash flows from financing activities:
Proceeds from long-term debt	2,200,000	1,200,000
Net cash provided by financing activities	2,200,000	1,200,000

Net increase in cash	2,382,987	186,542

Cash, beginning of year	5,592,554	3,574,530
Cash, end of period	$7,975,541	$3,761,072

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$30,252	$81,999

See Notes to Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries ("Andrea" or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2015 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2015 audited consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Earnings Per Share - Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) adjusts basic income (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	11,499,821	18,534,821
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	-	2,023,658
Series D Convertible Preferred Stock (Note 5)	-	3,628,576

Total potentially dilutive common shares	11,499,821	24,187,055

Numerator:
Net income (loss)	$856,941	$(1,314,553)
Denominator:
Basic Weighted average shares	64,416,035	63,721,035
Effect of dilutive securities:
Stock options	1,786,869	-
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	2,023,658	-
Series D Convertible Preferred Stock (Note 5)	3,628,576	-

Denominator for diluted income (loss) per share-adjusted weighted average
shares after assumed conversions	71,855,138	63,721,035

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2016 and December 31, 2015, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At March 31, 2016 and December 31, 2015, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Customer A	*	70%
Customer B	*	22%
Customer C	16%	*
Customer D	27%	*
Customer E	41%	*
____________________
*	Amounts are less than 10%

As of March 31, 2016, Customer A, B and E accounted for approximately 6%, 2% and 92%, respectively, of accounts receivable. As of December 31, 2015, Customer A and B accounted for approximately 6% and 1%, respectively, of accounts receivable.

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

	March 31,	December 31,
	2016	2015
Raw materials	$14,381	$21,253
Finished goods	178,452	152,050
	192,833	173,303
Less: reserve for obsolescence	(117,807)	(115,275)
	$75,026	$58,028

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At March 31, 2016 and December 31, 2015, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2016 and December 31, 2015 the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2012 through 2015. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At March 31, 2016, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, other than as disclosed in Note 4, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet with a remaining outstanding balance of $312,067 at March 31, 2016. The advance is being repaid over the period in which the Company generates any future monetization revenues in excess of any of the outstanding long-term debt and accrued interest to AND34. Under the terms of the Revenue Sharing Agreement with AND34, Andrea has agreed to issue and sell to AND34 Notes up to an aggregate outstanding amount of $10,700,000 during the four years after the closing date or such greater amount as AND34 may agree in its sole discretion. The proceeds of the Notes will be used to pay certain initial expenses related to the agreement, and going forward will be used for expenses of the Company incurred in pursuing patent monetization. AND34’s rights to the Company’s monetization revenues from the Patents and the Notes are secured by the Patents.

Any Monetization Revenues (as defined in the Revenue Sharing Agreement) will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Notes. After the Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 100% to the Revenue Participants (such percentage to be allocated to the Revenue Participants until they have received Monetization Revenues of $3,500,000 to repay the Advance from Revenue Sharing Agreement) to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (Note 8). For the period ending March 31, 2016, there was approximately $2,944,000 of non-recurring monetization revenues recognized for patent licensing agreements entered into during 2016.

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

Advance from Revenue Sharing Agreement

	March 31,	December 31,
	2016	2015
Advance from Revenue Sharing Agreement	$312,067	$312,067
Less: short-term Advance from Revenue Sharing Agreement	(196,477)	(196,477)
Long-term Advance from Revenue Sharing Agreement, net of short-term
Advance from Revenue Sharing Agreement	$115,590	$115,590

Amounts reported as short-term Advance from the Revenue Sharing Agreement reflect amounts that were paid subsequent to the three months ended March 31, 2016.

Long-term debt

	March 31,	December 31,
	2016	2015
Note Payable	$4,100,000	$1,900,000
PIK interest	11,191	775
Total long-term debt	$4,111,191	$1,900,775
Less: current maturities of long-term debt	(4,010,182)	(1,900,775)
Long-term debt, net of current maturities	$101,009	$-

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (3% at March 31, 2016 and December 31, 2015); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due the earlier of receipt of Monetization Revenues or on June 30, 2020. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium. During the three months ended March 31, 2016 $2,200,000 of notes payable were issued to AND34. Amounts reported as current maturities of long-term debt reflect amount expected to be paid in the next twelve months.

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

As of March 31, 2016, there were 44.231432 shares of Series C Preferred Stock outstanding, which were convertible into 2,023,658 shares of Common Stock and remaining accrued dividends of $73,921.

On April 4, 2016, 10.904533 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 498,900 shares of Common Stock at a conversion price of $0.2551.

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

As of March 31, 2016, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. The rent expense under this operating lease was $8,509 for the three month period ended March 31, 2016. The monthly rent under this lease is $2,625 with annual escalations of 3.5%.

Andrea’s previous corporate headquarters were located in Bohemia, New York. The lease from an unrelated party, which expired in May 2015, was for approximately 11,000 square feet and housed Andrea’s warehousing, sales and executive offices. Rent expense under Andrea’s previous operating lease was $0 and $25,774 for the three month period ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2016 (April 1 – December 31)	$38,814
2017	44,118
2018	38,690
2019	39,899
2020	30,843
Total	$192,364

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expires July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to nine months of his base salary, plus the nine months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At March 31, 2016, the future minimum cash commitments under this agreement aggregate $333,516.

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

In July 2014, Andrea filed three complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer Inc. and related entities ("Acer"), Lenovo Group Ltd. and related entities ("Lenovo"), and Toshiba Corp. and related entities ("Toshiba"), and requesting monetary and injunctive relief (“the 2014 District Court Cases”).

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities ("Asus"), Dell Inc. ("Dell"), Hewlett-Packard Co. ("HP"), Lenovo, Realtek Semiconductor Corp. ("Realtek"), and Toshiba, and requesting monetary and injunctive relief (“the 2015 District Court Cases”). The 2014 District Court Cases and 2015 Court Cases were stayed on March 23, 2015 due to Andrea’s complaint with the International Trade Commission (“ITC”) against these parties.

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 (“the ITC Investigation”). Conexant Systems, Inc. (“Conexant”) and Waves Audio, Ltd. (“Waves”) intervened as parties in the ITC Investigation.

In January 2016, Waves filed three (3) petitions for inter partes review of certain Andrea patents asserted in the 2014 and 2015 District Court Cases and the ITC Investigation with the PTO (“Waves’ IPRs”). In connection with the Andrea and Waves’ settlement the Waves’ IPRs were terminated.

Andrea settled its disputes with Acer, Asus, Conexant, HP, Lenovo, Realtek, Toshiba, and Waves. Therefore, the 2014 District Court Cases and the 2015 District Court Cases were dismissed with respect to these parties, and these parties were terminated from the ITC Investigation. Additionally, because Andrea entered into settlement and/or licensing agreements with each of Dell’s software suppliers for Dell’s products accused of infringement, the 2015 District Court Case was dismissed with respect to Dell and Dell was terminated from the ITC Investigation. As a result, the 2014 and 2015 District Court Cases were all dismissed and the ITC Investigation has been terminated.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At March 31, 2016, there were 1,677,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three month period ended March 31, 2016 or 2015.

Option activity during 2016 is summarized as follows:

	Options Outstanding				Options Exercisable
				Weighted				Weighted
		Weighted	Weighted	Average		Weighted	Weighted	Average
		Average	Average	Remaining		Average	Average	Remaining
	Options	Exercise	Fair	Contractual	Options	Exercise	Fair	Contractual
	Outstanding	Price	Value	Life	Exercisable	Price	Value	Life
At January 1, 2016	16,929,821	$0.09	$0.08	3.56 years	14,895,122	$0.09	$0.08	2.85 years
Canceled	(30,000)	$0.04	$0.03
At March 31, 2016	16,899,821	$0.09	$0.08	3.32 years	14,865,122	$0.09	$0.08	2.61 years

Based on the March 31, 2016, fair market value of the Company’s common stock of $0.11, the aggregate intrinsic value for the 16,899,821 options outstanding and 14,865,122 shares exercisable is $459,940 and $395,229, respectively.

Total compensation expense recognized related to stock option awards was $17,244 and $28,971 for the three months ended March 31, 2016 and 2015, respectively. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2016, $14,427 of compensation expense is included in general, administrative and selling expenses and $2,817 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2015, $22,779 of compensation expense is included in general, administrative and selling expenses and $6,192 of compensation expense is included in research and development expenses.

As of March 31, 2016, there was $61,766 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. This unrecognized compensation cost is expected to be recognized during 2016, 2017 and 2018 in the amounts of $39,160, $20,660 and $1,946, respectively.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended March 31, 2016 and 2015.

		Andrea DSP
		Microphone and
	Patent	Audio Software	2016 Three Month
2016 Three Month Segment Data	Monetization	Products	Segment Data
Net product revenues	$-	$95,392	$95,392
License revenues	2,945,862	101,455	3,047,317
Continuing operating income (loss)	1,232,042	(333,426)	898,616
Depreciation and amortization	6,025	11,999	18,024
Assets	6,303,007	4,053,188	10,356,195
Property and equipment and intangibles	170,055	251,041	421,096
Purchases of patents and trademarks	3,401	3,400	6,801

		Andrea DSP
		Microphone and	2015 Three
	Patent	Audio Software	Month Segment
2015 Three Month Segment Data	Monetization	Products	Data
Net product revenues	$-	$83,948	$83,948
License revenues	1,849	210,530	212,379
Continuing operating loss	(1,060,541)	(89,220)	(1,149,761)
Depreciation and amortization	5,937	9,156	15,093

		Andrea DSP
		Microphone and
	Patent	Audio Software	2015 Year End
December 31, 2015 Year End Segment Data	Monetization	Products	Segment Data
Assets	$2,278,587	$6,282,269	$8,560,856
Property and equipment and intangibles	172,677	259,642	432,319

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2016 and 2015 total revenues by geographic area were as follows:

Geographic Data	March 31, 2016	March 31, 2015
Total revenues:
United States	$1,431,152	$130,176
Foreign(1)	1,711,557	166,151
	$3,142,709	$296,327
____________________

(1)	Total revenue from Israel represented 41% of total revenues for the three months ended March 31, 2016. Total revenue from the People’s Republic of China and Singapore represented 56% of total revenues for the three months ended March 31, 2015.

As of March 31, 2016 and December 31, 2015, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2016	December 31, 2015
Accounts receivable:
United States	$23,033	$1,788,500
Foreign	1,389,575	113,888
	$1,412,608	$1,902,388

Note 9. Sale of Andrea Anti-Noise Products Division

On April 2, 2015, Andrea Electronics Corporation consummated the transactions contemplated by the Asset Purchase Agreement, by and between Andrea Electronics Corporation and Andrea Communications LLC dated March 27, 2015. Under the Asset Purchase Agreement, the Company sold its Anti-Noise Products Division (the “Division”) and certain related assets for a purchase price of $900,000 which included a cash payment of $300,000 and a note receivable of $600,000 payable in 18 equal monthly installments of $34,757 including interest at a rate of 3.25% per annum beginning in October 2015. In addition, under the Asset Purchase Agreement the Company is entitled to receive an additional $100,000 in the event that the revenues derived from Andrea Communications LLC’s operation of the Division exceed certain thresholds over a specified time period, as defined in the Asset Purchase Agreement. Accordingly, the results of operations, the assets and liabilities of the Division are presented as discontinued operations for both current and prior periods.

The following table reflects the results of the discontinued operations of the Division’s business segment for the three month period ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015, respectively:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Operations
Net Revenues	$48,772	$368,740
Cost of Sales	48,772	252,072
Gross margin	-	116,668

Research and Development Expenses	-	16,943
General, administrative and selling expenses	-	215,480
(Loss) income from Discontinued Operations	$-	$(115,755)

	March 31, 2016	December 31, 2015
Assets
Accounts Receivable, net	$27,476	$27,303
Inventories, net	72,059	122,443
Assets from Discontinued Operations	$99,535	$149,746

Liabilities
Other current liabilities	35,025	40,075
Liabilities from discontinued operations	$35,025	$40,075

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2015. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2015.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company’s quarterly reports on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Continuing Operations

Three Months ended March 31, 2016 compared to Three Months ended March 31, 2015

Total Revenues

	For the Three Months Ended March 31,		%
	2016	2015	Change
Patent Monetization revenues
License revenues	$2,945,862	$1,849	159,222	(a)
Total Patent Monetization revenues	2,945,862	1,849	159,222

Andrea DSP Microphone and Audio Software
Product revenues
Revenues of automotive array microphone
products	4,361	337	1,194	(b)
Revenue from customized digital product	47,743	64,722	(26)	(c)
All other Andrea DSP Microphone and Audio
product revenues	43,288	18,889	129	(d)
License revenues	101,455	210,530	(52)	(e)
Total Andrea DSP Microphone and Audio Software
Products revenues	196,847	294,478	(33)

Total revenues	$3,142,709	$296,327	(961)

(a)	The increase of approximately $2,944,000 in license revenues, is the result of non-recurring revenue recognized for patent licensing agreements entered into during 2016.
(b)	The approximate $4,000 increase in sales of automotive array microphone products is the result of increased product sales to integrators of public safety vehicle solutions for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
(c)	The decrease of approximately $17,000 for three months ended March 31, 2016 as compared to same period in 2015 in customized digital product revenues is related to decreased product revenues to an OEM customer for a customized digital product.
(d)	The increase of approximately $24,000 for quarter ended March 31, 2016 as compared to same period in 2015 in all other Andrea DSP Microphone and Audio Software product revenues is related to increased product revenues to OEM customers for digital products.
(e)	The $109,000 decrease in license revenues is a result of a decrease of royalties for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the three months ended March 31, 2016 and 2015 was less than 1% and 10%, respectively. This decrease in cost of revenues as a percentage of revenues for the three months ended March 31, 2016 is a result of increased patent monetization revenues.

Patent Monetization Expenses

Patent monetization expenses for the three months ended March 31, 2016 increased 64% to $1,650,271 from $1,008,352 for the three months ended March 31, 2015. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings in this Form 10-Q.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2016 increased 9% to $195,521 from $179,476 for the three months ended March 31, 2015. The expenses primarily relate to costs associated with the development of new products. For the three months ended March 31, 2016, the increase in research and development expenses reflects a 1% decrease in our Patent Monetization efforts to $6,025, or 3% of total research and development expenses, and a 9% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $189,496, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 62% to $369,365 for the three months ended March 31, 2016 from $227,607 for the three months ended March 31, 2015. For the three months ended March 31, 2016, general, administrative and selling expenses related to our Patent Monetization efforts were $57,524, or 16% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $311,841, or 84% of total general, administrative and selling expenses. The increase of approximately $142,000 is related to general, administrative and selling expenses now being allocated to continuing operations in 2016.

Interest expense, net

Interest expense, net for the three months ended March 31, 2016 was $2,532 compared to $7,499 for the three months ended March 31, 2015. The changes in this line item are attributable to a decrease of interest expense related to long-term debt in conjunction with the Revenue Sharing Agreement partially offset from the interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2016 was $39,143, compared to $41,538 for the three months ended March 31, 2015. The provision is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net income (loss)

Net income for the three months ended March 31, 2016 was $856,941 compared to a net loss of $1,314,553 for the three months ended March 31, 2015. The net income (loss) for the three months ended March 31, 2016 and 2015, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2016, we had cash of $7,975,541 compared with $5,592,554 at December 31, 2015. The increase in our cash balance at March 31, 2016 was primarily a result of the note proceeds received in connection with the Revenue Sharing Agreement.

Our working capital balance at March 31, 2016 was $3,206,237 compared to working capital of $2,116,111 at December 31, 2015. The increase in working capital reflects an increase in total current assets of $1,860,060 and an increase in total current liabilities of $769,934. The increase in total current assets reflects an increase in cash of $2,382,987, a decrease in accounts receivable of $489,780, an increase in inventories of $16,998, a decrease in prepaid expenses and other current assets of $3,246, a decrease in assets from discontinued operations of $50,211 and an increase in current note receivable of $3,312. The increase in total current liabilities of $769,934 reflects a decrease in trade accounts payable of $607,676, a decrease in short-term deferred revenue of $330, a decrease in liabilities from discontinued operations of $5,050, an increase in the current portion of long-term debt of $2,109,407 and a decrease of $726,417 in other current liabilities.

The increase in cash of $2,382,987 reflects $85,517 of net cash provided by operating activities, $97,470 cash provided by investing activities, and $2,200,000 of cash provided by financing activities.

The cash provided by operating activities of $85,517, excluding non-cash charges for the three months ended March 31, 2016, was attributable to a $450,464 decrease in accounts receivable, a $30,898 decrease in inventories, a $3,246 decrease in prepaid expenses, other current assets and other assets, a $607,676 decrease in trade accounts payable, a $731,467 decrease in other current liabilities and a $330 decrease in short-term deferred revenue. The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings in this Form 10-Q.

The cash provided by investing activities of $97,470 reflects $104,271 of repayments in note receivable offset in part by $6,801 in patents and trademarks related expenses. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $2,200,000, reflects proceeds from long-term debt.

We plan to improve our cash flows in 2016 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of May 12, 2016, Andrea had approximately $4,000,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In July 2014, Andrea filed three complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer Inc. and related entities ("Acer"), Lenovo Group Ltd. and related entities ("Lenovo"), and Toshiba Corp. and related entities ("Toshiba"), and requesting monetary and injunctive relief (“the 2014 District Court Cases”).

In January 2015, Andrea filed seven complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Acer, ASUSTeK Computer Inc. and related entities ("Asus"), Dell Inc. ("Dell"), Hewlett-Packard Co. ("HP"), Lenovo, Realtek Semiconductor Corp. ("Realtek"), and Toshiba, and requesting monetary and injunctive relief (“the 2015 District Court Cases”). The 2014 District Court Cases and 2015 Court Cases were stayed on March 23, 2015 due to Andrea’s complaint with the International Trade Commission (“ITC”) against these parties.

In February 2015, Andrea filed a complaint with the ITC, alleging patent infringement and unfair competition against Acer, Asus, Dell, HP, Lenovo, Realtek, and Toshiba and requesting injunctive relief. The ITC instituted an investigation on March 12, 2015 (“the ITC Investigation”). Conexant Systems, Inc. (“Conexant”) and Waves Audio, Ltd. (“Waves”) intervened as parties in the ITC Investigation.

In January 2016, Waves filed three (3) petitions for inter partes review of certain Andrea patents asserted in the 2014 and 2015 District Court Cases and the ITC Investigation with the PTO (“Waves’ IPRs”). In connection with the Andrea and Waves’ settlement the Waves’ IPRs were terminated.

Andrea settled its disputes with Acer, Asus, Conexant, HP, Lenovo, Realtek, Toshiba, and Waves. Therefore, the 2014 District Court Cases and the 2015 District Court Cases were dismissed with respect to these parties, and these parties were terminated from the ITC Investigation. Additionally, because Andrea entered into settlement and/or licensing agreements with each of Dell’s software suppliers for Dell’s products accused of infringement, the 2015 District Court Case was dismissed with respect to Dell and Dell was terminated from the ITC Investigation. As a result, the 2014 and 2015 District Court Cases were all dismissed and the ITC Investigation has been terminated.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended March 31, 2016 were $3,142,709 compared to $296,327 for the three months ended March 31, 2015. Net income for the three months ended March 31, 2016 was $856,941, or $0.01 per share on a basic and diluted basis, compared to a net loss of $1,314,553, or $0.02 loss per share on a basic and diluted basis for the three months ended March 31, 2015. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of May 12, 2016. The number of shares outstanding does not include an aggregate of 23,715,591 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 37% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 16,884,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 1,677,436 shares reserved for future grants under our 2006 Stock Plan; c) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits

Exhibit 10.1 –	Settlement Agreement between Andrea Electronics Corporation and ASUSTeK Computer Inc. and ASUS Computer International dated January 27, 2016
Exhibit 10.2 –	Settlement Agreement between Andrea Electronics Corporation and Conexant Systems, Inc. dated February 16, 2016
Exhibit 10.3 –	Settlement Agreement between Andrea Electronics Corporation and Lenovo (United States) Inc. dated February 18, 2016
Exhibit 10.4 –	Settlement Agreement between Andrea Electronics Corporation and Waves Audio Ltd. dated March 3, 2016
Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 –	Section 1350 Certifications*
Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: May 16, 2016

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 16, 2016
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 16, 2016
Corisa L. Guiffre	Assistant Corporate Secretary