Form 10-Q
period 2016-06-30
ANDREA ELECTRONICS CORP
filed 2016-08-15
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2016, there were 64,914,935 common shares outstanding.

-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$4,233,883	$5,592,554
Accounts receivable, net of allowance for doubtful accounts of $5,415	126,739	1,902,388
Inventories, net	94,938	58,028
Prepaid expenses and other current assets	70,109	60,086
Current portion of note receivable	308,619	406,522
Assets from discontinued operations	51,818	149,746
Total current assets	4,886,106	8,169,324

Property and equipment, net	75,059	86,960
Intangible assets, net	330,809	345,359
Long term note receivable	-	103,709
Other assets, net	5,250	5,250
Total assets	$5,297,224	$8,710,602

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$1,283,611	$2,149,532
Taxes payable	-	45,000
Accrued Series C Preferred Stock Dividends	55,697	73,921
Short-term deferred revenue	-	6,600
Other current liabilities	165,482	1,640,833
Liabilities from discontinued operations	24,900	40,075
Short-term advance from Revenue Sharing Agreement	115,590	196,477
Current portion of long-term debt	604,425	1,900,775
Total current liabilities	2,249,705	6,053,213

Advance from Revenue Sharing Agreement	-	115,590
Total liabilities	2,249,705	6,168,803

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares;
issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 and 44.2 shares, respectively; liquidation value: $333,269 and
$442,314, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares;
issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
64,914,935 and 64,416,035 shares, respectively	649,149	644,160
Additional paid-in capital	77,775,275	77,727,552
Accumulated deficit	(75,385,978)	(75,838,986)

Total shareholders’ equity	3,047,519	2,541,799

Total liabilities and shareholders’ equity	$5,297,224	$8,710,602

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues
Net product revenues	$144,459	$96,523	$239,851	$180,471
License revenues	52,371	224,555	3,099,688	436,934
Total revenues	196,830	321,078	3,339,539	617,405

Cost of revenues	43,622	30,043	72,558	60,696

Gross margin	153,208	291,035	3,266,981	556,709

Patent Monetization expenses	73,900	990,170	1,724,171	1,998,522

Research and development expenses	184,527	174,865	380,048	354,341

General, administrative and selling expenses	294,990	272,850	664,355	500,457

Continuing operating (loss) income	(400,209)	(1,146,850)	498,407	(2,296,611)

Interest income (expense), net	5,159	(10,562)	2,627	(18,061)

(Loss) income from continuing operations
before provision for income taxes	(395,050)	(1,157,412)	501,034	(2,314,672)

Provision for income taxes	8,883	44,300	48,026	85,838

(Loss) income from continuing operations	(403,933)	(1,201,712)	453,008	(2,400,510)

Income from discontinued operations	-	752,446	-	636,691

Net (loss) income	$(403,933)	$(449,266)	$453,008	$(1,763,819)

Basic weighted average shares	64,893,005	63,721,035	64,654,520	63,721,035

Basic net (loss) income per share from
continuing operations	$(.01)	$(.02)	$.01	$(.04)

Basic net income per share from
discontinuing operations	$.00	$.01	$.00	$.01

Basic net (loss) income per share	$(.01)	$(.01)	$.01	$(.03)

Diluted weighted average shares	64,893,005	63,721,035	72,218,444	63,721,035

Diluted net (loss) income per share from
continuing operations	$(.01)	$(.02)	$.01	$(.04)

Diluted net income per share from
discontinuing operations	$.00	$.01	$.00	$.01

Diluted net (loss) income per share	$(.01)	$(.01)	$.01	$(.03)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2016	44.231432	$1	907,144	$9,072	64,416,035	$644,160	$77,727,552	$(75,838,986)	$2,541,799

Conversion of Series C Convertible
Preferred Stock	(10.904533)	-	-	-	498,900	4,989	13,235	-	18,224

Stock-based Compensation Expense
related to Stock Option Grants	-	-	-	-	-	-	34,488	-	34,488

Net income	-	-	-	-	-	-	-	453,008	453,008

Balance, June 30, 2016	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,775,275	$(75,385,978)	$3,047,519

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income (loss)	$453,008	$(1,763,819)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	36,151	40,950
Stock based compensation expense	34,488	65,609
Reserve (credit) for inventory obsolescence	2,067	(94,912)
Provision for income tax withholding	48,026	85,838
PIK interest, net	11,774	31,516
Gain on sale of Anti-Noise Products Division	-	(877,073)
Accrued interest on note receivable	(6,930)	(4,888)
Change in:
Accounts receivable	1,755,581	(35,913)
Inventories	30,993	286,195
Prepaid expenses, other current assets and other assets	(10,023)	(34,244)
Taxes payable	(45,000)	(32,000)
Trade accounts payable	(865,921)	439,718
Repayments of Advance from Revenue Sharing Agreement	(196,478)	-
Other current liabilities	(1,490,525)	(244,843)
Short-term deferred revenue	(6,600)	(2,712)
Net cash used in operating activities	(249,389)	(2,140,578)

Cash flows from investing activities:
Purchases of property and equipment	-	(18,443)
Proceeds from the sale of the Anti-Noise Products Division	-	300,000
Proceeds from repayments of note receivable	208,542	-
Purchases of patents and trademarks	(9,700)	(12,713)
Net cash provided by investing activities	198,842	268,844

Cash flows from financing activities:
Repayments of long-term notes and PIK interest	(3,508,124)	-
Proceeds from long-term notes	2,200,000	2,600,000
Net cash (used in) provided by financing activities	(1,308,124)	2,600,000

Net (decrease) increase in cash	(1,358,671)	728,266

Cash, beginning of year	5,592,554	3,574,530
Cash, end of period	$4,233,883	$4,302,796

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$10,891	$-
Income Taxes	$69,395	$91,537

Non Cash Investing and Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common
stock	$13,235	$-
Note Receivable received in connection with the sale of the Anti-Noise Products
Division	$-	$600,000

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	16,884,821	18,634,821	8,283,000	18,634,821
Series C Convertible Preferred Stock and related accrued
dividends (Note 4)	1,524,758	2,023,658	-	2,023,658
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576	-	3,628,576

Total potentially dilutive common shares	22,038,155	24,287,055	8,283,000	24,287,055

Numerator:
Net (loss) income	$(403,933)	$(449,266)	$453,008	$(1,763,819)
Denominator:
Basic Weighted average shares	64,893,005	63,721,035	64,654,520	63,721,035
Effect of dilutive securities:
Stock options	-	-	2,410,590	-
Series C Convertible Preferred Stock and related accrued
dividends (Note 4)	-	-	1,524,758	-
Series D Convertible Preferred Stock (Note 5)	-	-	3,628,576	-

Denominator for diluted (loss) income per share-adjusted
weighted average shares after assumed conversions	64,893,005	63,721,035	72,218,444	63,721,035

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended June 30, 2016 and December 31, 2015, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At June 30, 2016 and December 31, 2015, the Company’s cash was held at four financial institutions. At June 30, 2016, there is a balance in the Company’s cash Collateral account of approximately $1,300,000. This balance is restricted as defined in the Revenue Sharing Agreement.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Customer A	33%	18%	*	20%
Customer B	23%	69%	*	70%
Customer C	*	*	15%	*
Customer D	*	*	25%	*
Customer E	*	*	39%	*
Customer F	14%	*	*	*
____________________
       *        Amounts are less than 10%

As of June 30, 2016, Customer A, B and F accounted for approximately 38%, 28% and 23%, respectively, of accounts receivable. As of December 31, 2015, Customer A and B accounted for approximately 1% and 6%, respectively, of accounts receivable.

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

	June 30, 2016	December 31, 2015
Raw materials	$30,775	$21,253
Finished goods	181,609	152,050
	212,384	173,303
Less: reserve for obsolescence	(117,446)	(115,275)
	$94,938	$58,028

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At June 30, 2016 and December 31, 2015, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015 the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2012 through 2015. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At June 30, 2016, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2017. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company is currently evaluating the impact this standard will have on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). ASU No. 2016-08 maintains the core principles of Topic 606 on revenue recognition, but clarifies whether an entity is a principal or an agent in a contract and the appropriate revenue recognition principles under each of these circumstances. The amendments in ASU 2016-08 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” ASU No. 2016-10 maintains the core principles of Topic 606 on revenue recognition, but clarifies identification of performance obligations and licensing implementation guidance. The amendments in ASU 2016-10 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow- Scope Improvements and Practical Expedients.” ASU No. 2016-12 maintains the core principles of Topic 606 on revenue recognition, but addresses collectability, sales tax presentation, noncash consideration, contract modifications at transition and completed contracts at transition. The amendments in ASU 2016-12 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net (loss) or income for the periods presented.

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, other than what is disclosed in Note 3, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet and has a remaining outstanding balance of $115,590 at June 30, 2016. AND34’s rights to the Company’s monetization revenues from the Patents and the Additional Notes are secured by the Patents. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 of which $10,195,575 have been repaid as of June 30, 2016. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”). Under the Rider, Andrea has agreed to issue and sell to AND34 Additional Notes up to an aggregate original amount of $7,000,000, or such greater amount as AND34 may agree to in its sole discretion, during the four year period beginning on the date of execution of the Rider. The Additional Notes will have a Maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement, and be used for expenses of the Company incurred in pursuing patent monetization. The Company will be issuing approximately $800,000 in Additional Notes to pay Monetization Expenses that are in included in trade accounts payable at June 30, 2016.

Any Monetization Revenues (as defined in the Revenue Sharing Agreement) will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (Note 8). For the six months ending June 30, 2016, there was approximately $2,944,000 of non-recurring monetization revenues recognized for patent licensing agreements entered into during 2016.

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

Advance from Revenue Sharing Agreement

	June 30, 2016	December 31, 2015
Advance from Revenue Sharing Agreement	$115,590	$312,067
Less: short-term Advance from Revenue Sharing Agreement	(115,590)	(196,477)
Long-term Advance from Revenue Sharing Agreement, net of short-term
Advance from Revenue Sharing Agreement	$-	$115,590

Amount reported as short-term Advance from the Revenue Sharing Agreement reflect amount expected to be paid within the next twelve months.

Long-term debt

	June 30, 2016	December 31, 2015
Note Payable	$602,767	$1,900,000
PIK interest	1,658	775
Total long-term debt	$604,425	$1,900,775
Less: current maturities of long-term debt	(604,425)	(1,900,775)
Long-term debt, net of current maturities	$-	$-

The unpaid principal amount of the Notes (including any PIK Interest) have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (3% at June 30, 2016 and December 31, 2015); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The outstanding principal balance of the Notes and all unpaid interest thereon will be paid within the next twelve months. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium.

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

As of June 30, 2016, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and remaining accrued dividends of $55,697.

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

As of June 30, 2016, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a lease for its current corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. Rent expense under this operating lease was $8,685, and $17,194 for the three and six months ended June 30, 2016, respectively. There was no rent expense under this operating lease for the three and six month periods ended June 30, 2015. The monthly rent under this lease is $2,625 with annual escalations of 3.5%.

Andrea’s previous corporate headquarters were located in Bohemia, New York. The lease from an unrelated party, which expired in May 2015, was for approximately 11,000 square feet and housed Andrea’s warehousing, sales and executive offices. There was no rent expense under the previous operating lease for the three and six month periods ended June 30, 2016. Rent expense under Andrea’s previous operating lease was $12,902 and $38,676 for the three and six month periods ended June 30, 2015, respectively.

As of June 30, 2016, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2016 (July 1 – December 31)	$29,833
2017	55,715
2018	50,287
2019	45,697
2020	30,843
Total	$212,375

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expired on July 31, 2016 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to nine months of his base salary, plus the nine months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At June 30, 2016, the future minimum cash commitments under this agreement aggregate $39,110. The Company plans to renew Mr. Andrea’s employment agreement on substantially similar terms during the quarter ended September 30, 2016.

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

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At June 30, 2016, there were 1,677,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three or six months ended June 30, 2016.

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

The fair values of the stock options granted for the three and six-month periods ended June 30, 2015 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Expected life in years	8	8
Risk-free interest rates	1.77%	1.77%
Volatility	202.8%	202.8%
Dividend yield	0%	0%

Option activity during 2016 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2016	16,929,821	$0.09	$0.08	3.56 years	14,895,122	$0.09	$0.08	2.85 years
Canceled	(45,000)	$0.05	$0.04
At June 30, 2016	16,884,821	$0.09	$0.08	3.08 years	14,833,422	$0.09	$0.08	2.38 years

Based on the June 30, 2016, fair market value of the Company’s common stock of $0.08, the aggregate intrinsic value for the 16,884,821 options outstanding and 14,833,422 shares exercisable is $206,000 and $195,660, respectively.

Total compensation expense recognized related to stock option awards was $17,244 and $36,638 for the three months ended June 30, 2016 and 2015, respectively. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2016, $14,427 of compensation expense is included in general, administrative and selling expenses and $2,817 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2015, $30,446 of compensation expense is included in general, administrative and selling expenses and $6,192 of compensation expense is included in research and development expenses.

Total compensation expense recognized related to stock option awards was $34,488 and $65,609 for the six months ended June 30, 2016 and 2015, respectively. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2016, $28,854 of compensation expense is included in general, administrative and selling expenses and $5,634 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2015, $53,225 of compensation expense is included in general, administrative and selling expenses and $12,384 of compensation expense is included in research and development expenses.

As of June 30, 2016, there was $44,522 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. This unrecognized compensation cost is expected to be recognized during 2016, 2017 and 2018 in the amounts of $21,916, $20,660 and $1,946, respectively.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended June 30, 2016 and 2015.

2016 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Three Month Segment Data
Net product revenues	$-	$144,459	$144,459
License revenues	846	51,525	52,371
Continuing operating loss	(130,726)	(269,483)	(400,209)
Depreciation and amortization	6,100	12,027	18,127
Assets	1,812,055	3,433,351	5,245,406
Property and equipment and intangibles	165,402	240,466	405,868
Purchases of patents and trademarks	1,450	1,449	2,899

2015 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2015 Three Month Segment Data
Net product revenues	$-	$96,523	$96,523
License revenues	1,141	223,414	224,555
Continuing operating loss	(1,040,851)	(105,999)	(1,146,850)
Depreciation and amortization	7,376	14,503	21,879

December 31, 2015 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2015 Year End Segment Data
Assets	$2,278,587	$6,282,269	$8,560,856
Property and equipment and intangibles	172,677	259,642	432,319

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the six-month periods ended June 30, 2016 and 2015.

2016 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Six Month Segment Data
Net product revenues	$-	$239,851	$239,851
License revenues	2,946,708	152,980	3,099,688
Continuing operating income (loss)	1,101,314	(602,907)	498,407
Depreciation and amortization	12,125	24,026	36,151
Purchases of patents and trademarks	4,850	4,850	9,700

2015 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2015 Six Month Segment Data
Net product revenues	$-	$180,471	$180,471
License revenues	2,990	433,944	436,934
Continuing operating loss	(2,101,393)	(195,218)	(2,296,611)
Depreciation and amortization	13,313	27,637	40,950
Purchases of property and equipment	-	18,443	18,443
Purchases of patents and trademarks	6,357	6,356	12,713

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2016 and 2015 total revenues by geographic area were as follows:

Geographic Data	June 30, 2016	June 30, 2015
Total revenues:
United States	$100,494	$78,567
Foreign(1)	96,336	242,511
	$196,830	$321,078
__________________
(1)	Total revenue from the People’s Republic of China and Singapore represented 40% and 68% of total revenues for the three months ended June 30, 2016 and 2015, respectively.

For the six-month periods ended June 30, 2016 and 2015 total revenues by geographic area were as follows:

Geographic Data	June 30, 2016	June 30, 2015
Total revenues:
United States	$1,531,646	$208,743
Foreign(1)	1,807,893	408,662
	$3,339,539	$617,405
________________
(1)	Total revenue from Israel represented 39% of total revenues for the six months ended June 30, 2016. Total revenue from the People’s Republic of China and Singapore represented 63% of total revenues for the six months ended June 30, 2015.

As of June 30, 2016 and December 31, 2015, accounts receivable by geographic area were as follows:

Geographic Data	June 30, 2016	December 31, 2015
Accounts receivable:
United States	$76,799	$1,788,500
Foreign	49,940	113,888
	$126,739	$1,902,388

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

The following table reflects the results of the discontinued operations of the Division’s business segment for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operations
Net Revenues	$19,588	$144,178	$68,360	$512,918
Cost of Sales	19,588	200,899	68,360	452,971

Gross margin	-	(56,721)	-	59,947

Research and Development Expenses	-	1,803	-	18,746
General, administrative and selling expenses	-	68,642	-
				284,122
Gain on sale of Anti-Noise Products Division	-	879,612	-	879,612

Income from Discontinued Operations	$-	$752,446	$-	$636,691

	June 30, 2016	December 31, 2015
Assets
Accounts Receivable, net	$-	$27,303
Inventories, net	51,818	122,443

Assets from Discontinued Operations	$51,818	$149,746

Liabilities
Other current liabilities	24,900	40,075
Liabilities from discontinued operations	$24,900	$40,075

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

Results Of Continuing Operations

Three and Six Months ended June 30, 2016 compared to Three and Six Months ended June 30, 2015

Total Revenues

	For the Three Months Ended June 30,		%	For the Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
Patent Monetization revenues
License revenues	$846	$1,141	(26)	$2,946,708	$2,990	98,452	(a)
Total Patent Monetization revenues	846	1,141	(26)	2,946,708	2,990	98,452

Andrea DSP Microphone and Audio
Software Product revenues
Revenues of automotive array
microphone products	4,039	12,187	(67)	8,400	12,747	(34)	(b)
Revenue from customized digital
product	64,037	59,084	8	111,780	123,806	(10)	(c)
All other Andrea DSP Microphone
and Audio product revenues	76,383	25,252	202	119,671	43,918	172	(d)
License revenues	51,525	223,414	(77)	152,980	433,944	(65)	(e)
Total Andrea DSP Microphone and
Audio Software Products revenues	195,984	319,937	(39)	392,831	614,415	(36)

Total revenues	$196,830	$321,078	(39)	$3,339,539	$617,405	441
__________________
(a)	The increase of approximately $2,944,000 in license revenues, is the result of non-recurring revenue recognized for patent licensing agreements entered into during 2016.

(b)	The approximate $8,000 and $4,000 decrease in sales of automotive array microphone products is the result of decreased product sales to integrators of public safety vehicle solutions for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015.

(c)	The approximate $5,000 increase and $12,000 decrease in sales for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015 is related to timing of product revenues to an OEM customer for a customized digital product.

(d)	The approximate $51,000 and $76,000 increase in all other Andrea DSP Microphone and Audio product revenues sales for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015 is related to increased product revenues to OEM customers for our DA-250 digital products.

(e)	The $172,000 and $281,000 decrease in license revenues is a result of a decrease of royalties for the three months and six month periods ended June 30, 2016 as compared to the three months ended June 30, 2015, respectively.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the three months ended June 30, 2016 and 2015 was 22% and 9%, respectively. Cost of revenues as a percentage of net revenues for the six months ended June 30, 2016 and 2015 was 2% and 10%, respectively.

Patent Monetization Expenses

Patent monetization expenses for the three months ended June 30, 2016 decreased 93% to $73,900 from $990,170 for the three months ended June 30, 2015. Patent monetization expenses for the six months ended June 30, 2016 decreased by 14% to $1,724,171 from $1,998,522 for the six months ended June 30, 2015. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings in the Form 10-Q for the quarter ended March 30, 2016, filed with the SEC on May 16, 2016.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2016 increased 6% to $184,527 from $174,865 for the three months ended June 30, 2015. The expenses primarily relate to costs associated with the development of new products. For the three months ended June 30, 2016, the increase in research and development expenses reflects a 17% decrease in our Patent Monetization efforts to $6,100, or 3% of total research and development expenses, and a 7% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $178,427, or 97% of total research and development expenses. Research and development expenses for the six months ended June 30, 2016 increased 7% to $380,048 from $354,341 for the six months ended June 30, 2015. These expenses primarily relate to costs associated with the development of new products. For the six months ended June 30, 2016, the increase in research and development expenses reflects a 9% decrease in our Patent Monetization efforts to $12,125, or 3% of total research and development expenses and a 8% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $367,923, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 8% to $294,990 for the three months ended June 30, 2016 from $272,850 for the three months ended June 30, 2015. For the three months ended June 30, 2016, general, administrative and selling expenses related to our Patent Monetization efforts were $51,573, or 17% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $243,417, or 83% of total general, administrative and selling expenses. General, administrative and selling expenses increased approximately 33% to $664,355 for the six months ended June 30, 2016 from $500,457 for the three months ended June 30, 2015. For the six months ended June 30, 2016, general, administrative and selling expenses related to our Patent Monetization efforts were $109,098 or 16% of the total general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $555,257, or 84% of total general, administrative and selling expenses.

Interest income (expense), net

Interest Income, net for the three months ended June 30, 2016 was $5,159 compared to interest expense, net of $10,562 for the three months ended June 30, 2015. Interest income, net for the six months ended June 30, 2016 was $2,627 compared to interest expense, net of $18,061 for the six months ended June 30, 2015. The changes in this line item are attributable to a decrease of interest expense related to long-term debt in conjunction with the Revenue Sharing Agreement partially offset from the interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2016 was $8,883 compared to $44,300 for the three months ended June 30, 2015. The income tax provision for the six months ended June 30, 2016 was $48,026, compared to $85,838 for the six months ended June 30, 2015. The provision is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net (loss) income

Net loss for the three months ended June 30, 2016 was $403,933 compared to a net loss of $449,266 for the three months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $453,008 compared to a net loss of $1,763,819 for the six months ended June 30, 2015. The net (loss) income for the three and six months ended June 30, 2016 and 2015, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2016, we had cash of $4,233,883 compared with $5,592,554 at December 31, 2015. The decrease in our cash balance at June 30, 2016 was primarily a result of cash used in operations.

Our working capital balance at June 30, 2016 was $2,636,401 compared to working capital of $2,116,111 at December 31, 2015. The increase in working capital reflects a decrease in total current assets of $3,283,218 and a decrease in total current liabilities of $3,803,508. The decrease in total current assets reflects a decrease in cash of $1,358,671, a decrease in accounts receivable of $1,775,649, an increase in inventories of $36,910, an increase in prepaid expenses and other current assets of $10,023, a decrease in assets from discontinued operations of $97,928 and a decrease in current note receivable of $97,903. The decrease in total current liabilities of $3,803,508 reflects a decrease in trade accounts payable of $865,921, a decrease in short-term deferred revenue of $6,600, a decrease in liabilities from discontinued operations of $15,175, a decrease in the current portion of long-term debt of $1,296,350, a decrease of $1,475,351 in other current liabilities, a decrease in current taxes payable of $45,000 and a $18,224 decrease in Accrued Series C Preferred Stock Dividends.

The decrease in cash of $1,358,671 reflects $249,389 of net cash used in operating activities, $198,842 cash provided by investing activities, and $1,308,124 of cash used by financing activities.

The cash used by operating activities of $249,389, excluding non-cash charges for the six months ended June 30, 2016, was attributable to a $1,755,581 decrease in accounts receivable, a $30,993 decrease in inventories, a $10,023 increase in prepaid expenses, other current assets and other assets, a $865,921 decrease in trade accounts payable, a $45,000 decrease in taxes payable, a $1,490,525 decrease in other current liabilities, a $6,600 decrease in short-term deferred revenue, and a $196,478 decrease in advance from revenue sharing agreement. The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash provided by investing activities of $198,842 reflects $208,542 of repayments in note receivable offset in part by $9,700 in patents and trademarks related expenses. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used by financing activities of $1,308,124, reflects proceeds from long-term debt, offset by payments of notes and interest.

We plan to improve our cash flows in 2016 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of August 11, 2016, Andrea had approximately $4,000,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended June 30, 2016 were $196,830 compared to $321,078 for the three months ended June 30, 2015. Net loss for the three months ended June 30, 2016 was $403,933, or $0.01 loss per share on a basic and diluted basis, compared to a net loss of $449,266, or $0.02 loss per share on a basic and diluted basis for the three months ended June 30, 2015. Our total revenues for the six months ended June 30, 2016 were $3,339,539 compared to $617,405 for the six months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $453,008, or $0.01 per share on a basic and diluted basis, compared to a net loss of $1,763,819, or $0.03 loss per share on a basic and diluted basis for the six months ended June 30, 2015. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of August 11, 2016. The number of shares outstanding does not include an aggregate of 23,715,591 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 37% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 16,884,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 1,677,436 shares reserved for future grants under our 2006 Stock Plan; c) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications*
	Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: August 15, 2016

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 15, 2016
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 15, 2016
Corisa L. Guiffre	Assistant Corporate Secretary