Form 10-Q
period 2016-09-30
ANDREA ELECTRONICS CORP
filed 2016-11-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2016, there were 64,914,935 common shares outstanding.

-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$3,023,408	$5,592,554
Accounts receivable, net of allowance for doubtful accounts of $7,275 and 5,415, respectively	151,038	1,902,388
Inventories, net	102,826	58,028
Prepaid expenses and other current assets	57,372	60,086
Current portion of note receivable	206,580	406,522
Assets from discontinued operations	43,140	149,746
Total current assets	3,584,364	8,169,324

Property and equipment, net	69,312	86,960
Intangible assets, net	319,650	345,359
Long term note receivable	-	103,709
Other assets, net	5,250	5,250
Total assets	$3,978,576	$8,710,602

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$297,159	$2,149,532
Taxes payable	-	45,000
Accrued Series C Preferred Stock Dividends	55,697	73,921
Short-term deferred revenue	-	6,600
Other current liabilities	142,675	1,640,833
Liabilities from discontinued operations	19,800	40,075
Short-term advance from Revenue Sharing Agreement	-	196,477
Current portion of long-term debt	-	1,900,775
Total current liabilities	515,331	6,053,213

Long-term debt	1,002,333	-
Advance from Revenue Sharing Agreement	-	115,590
Total liabilities	1,517,664	6,168,803

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares;
issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 and 44.2 shares, respectively; liquidation value: $333,269 and
$442,314, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares;
issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
64,914,935 and 64,416,035 shares, respectively	649,149	644,160
Additional paid-in capital	77,790,159	77,727,552
Accumulated deficit	(75,987,469)	(75,838,986)

Total shareholders’ equity	2,460,912	2,541,799

Total liabilities and shareholders’ equity	$3,978,576	$8,710,602

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Net product revenues	$117,870	$141,581	$357,721	$322,052
License revenues	45,010	173,798	3,144,698	610,732
Total revenues	162,880	315,379	3,502,419	932,784

Cost of revenues
License revenue sharing	289,463	-	289,463	-
Cost of product revenues	28,521	36,684	101,079	97,380
Total cost of revenues	317,984	36,684	390,542	97,380

Gross margin	(155,104)	278,695	3,111,877	835,404

Patent Monetization expenses	10,074	2,143,616	1,734,245	4,142,138

Research and development expenses	182,335	197,547	562,383	551,888

General, administrative and selling expenses	295,916	321,925	960,271	822,382

Continuing operating loss	(643,429)	(2,384,393)	(145,022)	(4,681,004)

Interest income (expense), net	3,228	(19,350)	5,855	(37,411)

Loss from continuing operations before
provision for income taxes	(640,201)	(2,403,743)	(139,167)	(4,718,415)

(Benefit) provision for income taxes	(38,710)	34,120	9,316	119,958

Loss from continuing operations	(601,491)	(2,437,863)	(148,483)	(4,838,373)

(Loss) income from discontinued operations	-	(60,796)	-	575,895

Net loss	$(601,491)	$(2,498,659)	$(148,483)	$(4,262,478)

Basic and diluted weighted average shares	64,914,935	64,134,024	64,741,959	63,860,211

Basic and diluted net loss per share from
continuing operations	$(.01)	$(.04)	$.00	$(.08)

Basic and diluted net (loss) income per share
from discontinuing operations	$.00	$(.00)	$.00	$.01

Basic and diluted net loss per share	$(.01)	$(.04)	$(.00)	$(.07)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2016	44.231432	$1	907,144	$9,072	64,416,035	$644,160	$77,727,552	$(75,838,986)	$2,541,799

Conversion of Series C Convertible
Preferred Stock	(10.904533)	-	-	-	498,900	4,989	13,235	-	18,224

Stock-based Compensation Expense
related to Stock Option Grants	-	-	-	-	-	-	49,372	-	49,372

Net loss	-	-	-	-	-	-	-	(148,483)	(148,483)

Balance, September 30, 2016	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,790,159	$(75,987,469)	$2,460,912

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(148,483)	$(4,262,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,038	61,305
Stock based compensation expense	49,372	95,923
Reserve (credit) for inventory obsolescence	12,140	(94,054)
Provision for income tax withholding	9,316	119,958
PIK interest, net	14,107	59,630
Gain on sale of Anti-Noise Products Division	-	(877,073)
Accrued interest on note receivable	(9,162)	(9,817)
Change in:
Accounts receivable	1,764,734	(105,067)
Inventories	26,968	403,652
Prepaid expenses, other current assets and other assets	2,714	(7,703)
Taxes payable	(45,000)	(32,000)
Trade accounts payable	(1,852,373)	820,894
Repayments of Advance from Revenue Sharing Agreement	(312,067)	-
Other current liabilities	(1,518,433)	381,103
Short-term deferred revenue	(6,600)	(2,712)
Net cash used in operating activities	(1,958,729)	(3,448,439)

Cash flows from investing activities:
Purchases of property and equipment	-	(18,443)
Proceeds from the sale of the Anti-Noise Products Division	-	300,000
Proceeds from the exercise of Stock Options	-	34,750
Proceeds from repayments of note receivable	312,813	-
Purchases of patents and trademarks	(10,681)	(12,713)
Net cash provided by investing activities	302,132	303,594

Cash flows from financing activities:
Repayments of long-term notes and PIK interest	(4,112,549)	-
Proceeds from long-term notes	3,200,000	3,400,000
Net cash (used in) provided by financing activities	(912,549)	3,400,000

Net (decrease) increase in cash	(2,569,146)	255,155

Cash, beginning of year	5,592,554	3,574,530
Cash, end of period	$3,023,408	$3,829,685

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$12,548	$-
Income Taxes	$124,277	$135,930

Non Cash Investing and Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common
stock	$13,235	$-
Note Receivable received in connection with the sale of the Anti-Noise Products
Division	$-	$600,000

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

Note 2. Summary of Significant Accounting Policies

Loss Per Share - Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted loss per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three and Nine Months Ended
	September 30, 2016	September 30, 2015
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	16,869,821	16,969,821
Series C Convertible Preferred Stock and related accrued
dividends (Note 4)	1,524,758	2,023,658
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576

Total potentially dilutive common shares	22,023,155	22,622,055

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended September 30, 2016 and December 31, 2015, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At September 30, 2016 and December 31, 2015, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Customer A	*	30%	*	23%
Customer B	19%	54%	*	64%
Customer C	*	*	14%	*
Customer D	*	*	24%	*
Customer E	*	*	37%	*
Customer F	47%	*	*	*
____________________

       *       Amounts are less than 10%

As of September 30, 2016, Customer A, B and F accounted for approximately 8%, 17% and 26%, respectively, of accounts receivable. As of December 31, 2015, Customer A and B accounted for approximately 1% and 6%, respectively, of accounts receivable.

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

	September 30, 2016	December 31, 2015
Raw materials	$16,816	$21,253
Finished goods	203,442	152,050
	220,258	173,303
Less: reserve for obsolescence	(117,432)	(115,275)
	$102,826	$58,028

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At September 30, 2016 and December 31, 2015, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015 the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2012 through 2015. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2016, Andrea had two stock-based employee compensation plans, which are described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 provides financial statement readers more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact, if any, this guidance will have on its financial statements.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was originally recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet and has been fully repaid as of September 30, 2016. AND34’s rights to the Company’s Monetization Revenues (as defined in the Revenue Sharing Agreement) from the Patents and the Notes are secured by the Patents. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 of which have been repaid as of September 30, 2016. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”). Under the Rider, Andrea has agreed to issue and sell to AND34 Additional Notes up to an aggregate original amount of $7,000,000, or such greater amount as AND34 may agree to in its sole discretion, during the four year period beginning on the date of execution of the Rider. The Additional Notes will have a Maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement, and be used for expenses of the Company incurred in pursuing patent monetization. As of September 30, 2016, the Company issued $1,000,000 in Additional Notes to pay Monetization Expenses.

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (Note 8). For the nine months ended September 30, 2016, there was approximately $2,944,000 of non-recurring monetization revenues recognized for patent licensing agreements entered into during 2016. During the three months ended September 30, 2016, there was a one-time change to the method of the calculation on distribution of Monetization Revenue under the Monetization Revenue Sharing Agreement in which the Company recorded and paid licensing revenue sharing expense of approximately $290,000.

The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of the Patents. The Revenue Participants and the Company will account for the tax treatment as set forth in the Revenue Sharing Agreement.

Advance from Revenue Sharing Agreement

	September 30, 2016	December 31, 2015
Advance from Revenue Sharing Agreement	$-	$312,067
Less: short-term Advance from Revenue Sharing Agreement	-	(196,477)
Long-term Advance from Revenue Sharing Agreement, net of short-term
Advance from Revenue Sharing Agreement	$-	$115,590

Amount reported as short-term Advance from the Revenue Sharing Agreement reflect amount expected to be paid within the next twelve months.

Long-term debt

	September 30, 2016	December 31, 2015
Note Payable	$1,000,000	$1,900,000
PIK interest	2,333	775
Total long-term debt	$1,002,333	$1,900,775
Less: current maturities of long-term debt	-	(1,900,775)
Long-term debt, net of current maturities	$1,002,333	$-

The unpaid principal amount of the Notes (including any PIK Interest) have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (3% at September 30, 2016 and December 31, 2015); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The outstanding principal balance of the Additional Notes and all unpaid interest thereon will be paid within the next twelve months. The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium.

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

As of September 30, 2016, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and remaining accrued dividends of $55,697.

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

As of September 30, 2016, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a lease for its current corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. Rent expense under this operating lease was $8,176 and $24,170 for the three and nine months ended September 30, 2016, respectively. The rent expense under this operating lease was $5,250 for the three and nine month periods ended September 30, 2015. The monthly rent under this lease is $2,725 with annual escalations of 3.5%.

Andrea’s previous corporate headquarters were located in Bohemia, New York. The lease from an unrelated party, which expired in May 2015, was for approximately 11,000 square feet and housed Andrea’s warehousing, sales and executive offices. Rent expense under Andrea’s previous operating lease was zero and $37,676 for the three and nine month periods ended September 30, 2015, respectively.

As of September 30, 2016, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2016 (September 1 – December 31)	$14,916
2017	55,715
2018	50,287
2019	45,697
2020	30,843
Total	$197,458

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement was August 1, 2014 and it currently expires on January 31, 2017, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to nine months of his base salary, plus the nine months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At September 30, 2016, the future minimum cash commitments under this agreement aggregate $111,220.

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

In September 2016, Andrea filed two complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”), and requesting monetary and injunctive relief. Neither Apple nor Samsung has responded to Andrea's complaints.

Also in September 2016, Andrea filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple and Samsung and requesting injunctive relief. The ITC instituted an investigation on October 19, 2016. Apple and Samsung have not yet answered Andrea’s ITC Complaint. Andrea intends to vigorously prosecute its claims against Apple and Samsung.

Note 7. Stock Plans and Stock Based Compensation

In 1998, the Board adopted the 1998 Stock Option Plan (“1998 Plan”), which was subsequently approved by the shareholders. The 1998 Plan, as amended, authorized the granting of awards, the exercise of which would allow up to an aggregate of 6,375,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards could take the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock reload options or other stock-based awards. Awards could be granted to key employees, officers, directors and consultants. No further awards may be granted under the 1998 Plan.

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. At September 30, 2016, there were 1,692,436 shares available for further issuance under the 2006 Plan.

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

There were no options granted during the three or nine months ended September 30, 2016.

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

The fair values of the stock options granted for the three and nine-month periods ended September 30, 2015 were estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Expected life in years	8	8
Risk-free interest rates	2.10%	2.04%
Volatility	205.8%	205.3%
Dividend yield	0%	0%

Option activity during 2016 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2016	16,929,821	$0.09	$0.08	3.56 years	14,895,122	$0.09	$0.08	2.85 years
Forfeited	(8,004)	$0.08	$0.08
Canceled	(51,996)	$0.06	$0.05

At September 30, 2016	16,869,821	$0.09	$0.08	2.82 years	15,209,426	$0.09	$0.08	2.25 years

Based on the September 30, 2016, fair market value of the Company’s common stock of $0.06, the aggregate intrinsic value for the 16,869,821 options outstanding and 15,209,426 shares exercisable is $97,000.

Total compensation expense recognized related to stock option awards was $14,884 and $30,314 for the three months ended September 30, 2016 and 2015, respectively. In the accompanying condensed consolidated statements of operations for the three months ended September 30, 2016, $12,067 of compensation expense is included in general, administrative and selling expenses and $2,817 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statements of operations for the three months ended September 30, 2015, $24,122 of compensation expense is included in general, administrative and selling expenses and $6,192 of compensation expense is included in research and development expenses.

Total compensation expense recognized related to stock option awards was $49,372 and $95,923 for the nine months ended September 30, 2016 and 2015, respectively. In the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2016, $40,921 of compensation expense is included in general, administrative and selling expenses and $8,451 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015, $77,347 of compensation expense is included in general, administrative and selling expenses and $18,576 of compensation expense is included in research and development expenses.

As of September 30, 2016, there was $29,638 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. This unrecognized compensation cost is expected to be recognized during 2016, 2017 and 2018 in the amounts of $7,032, $20,660 and $1,946, respectively.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended September 30, 2016 and 2015.

2016 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Three Month Segment Data
Net product revenues	$-	$117,870	$117,870
License revenues	611	44,399	45,010
Continuing operating loss	388,573	254,856	643,429
Depreciation and amortization	6,070	11,817	17,887
Assets	455,334	3,480,102	3,935,436
Property and equipment and intangibles	159,823	229,139	388,962
Purchases of patents and trademarks	491	490	981

2015 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2015 Three Month Segment Data
Net product revenues	$-	$141,581	$141,581
License revenues	1,147	172,651	173,798
Continuing operating loss	2,197,461	186,932	2,384,393
Depreciation and amortization	7,356	12,998	20,354

December 31, 2015 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2015 Year End Segment Data
Assets	$2,278,587	$6,282,269	$8,560,856
Property and equipment and intangibles	172,677	259,642	432,319

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the nine-month periods ended September 30, 2016 and 2015.

2016 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Nine Month Segment Data
Net product revenues	$-	$357,721	$357,721
License revenues	2,947,319	197,379	3,144,698
Continuing operating income (loss)	712,742	(857,764)	(145,022)
Depreciation and amortization	18,195	35,843	54,038
Purchases of patents and trademarks	5,341	5,340	10,681

2015 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2015 Nine Month Segment Data
Net product revenues	$-	$322,052	$322,052
License revenues	4,137	606,595	610,732
Continuing operating loss	4,298,855	382,149	4,681,004
Depreciation and amortization	20,669	40,636	61,305
Purchases of property and equipment	-	18,443	18,443
Purchases of patents and trademarks	6,357	6,356	12,713

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2016 and 2015 total revenues by geographic area were as follows:

Geographic Data	September 30, 2016	September 30, 2015
Total revenues:
United States	$107,820	$135,575
Foreign(1)	55,060	179,804
	$162,880	$315,379
____________________

(1)	Total revenue from the People’s Republic of China and Singapore represented 25% and 55% of total revenues for the three months ended September 30, 2016 and 2015, respectively.

For the nine-month periods ended September 30, 2016 and 2015 total revenues by geographic area were as follows:

Geographic Data	September 30, 2016	September 30, 2015
Total revenues:
United States	$1,639,466	$344,318
Foreign(1)	1,862,953	588,466
	$3,502,419	$932,784
____________________

(1)	Total revenue from Israel represented 37% of total revenues for the nine months ended September 30, 2016. Total revenue from the People’s Republic of China and Singapore represented 60% of total revenues for the nine months ended September 30, 2015.

As of September 30, 2016 and December 31, 2015, accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2016	December 31, 2015
Accounts receivable:
United States	$104,151	$1,788,500
Foreign	46,887	113,888
	$151,038	$1,902,388

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

The following table reflects the results of the discontinued operations of the Division’s business segment for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operations
Net Revenues	$3,667	$87,242	$72,027	$600,160
Cost of Sales	3,667	84,397	72,027	537,368

Gross margin	-	2,845	-	62,792

Research and Development Expenses	-	-	-	18,746
General, administrative and selling expenses	-	63,641	-
				347,763
Gain on sale of Anti-Noise Products Division	-	-	-	879,612

(Loss) income from Discontinued Operations	$-	$(60,796)	$-	$575,895

	September 30, 2016	December 31, 2015
Assets
Accounts Receivable, net	$4,603	$27,303
Inventories, net	38,537	122,443

Assets from Discontinued Operations	$43,140	$149,746

Liabilities
Other current liabilities	19,800	40,075
Liabilities from discontinued operations	$19,800	$40,075

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our mission is to provide the emerging “voice interface” markets with state-of-the-art digital microphone products and noise reduction software that facilitate natural language, human/machine interfaces.

Examples of the applications and interfaces for which Andrea DSP Microphone and Audio Software Products provide benefits include: Internet and other computer-based speech; telephony communications; multi-point conferencing; speech recognition; and other applications and interfaces that incorporate natural language processing. We believe that end users of these applications and interfaces will require high quality microphone and earphone products that enhance voice transmission, particularly in noisy environments, for use with personal computers, mobile personal computing devices, cellular and other wireless communication devices and automotive communication systems. Our Andrea DSP Microphone and Audio Software Products use “far-field” digital signal processing technology to provide high quality transmission of voice where the user is at a distance from the microphone. High quality audio communication technologies will be required for emerging far-field voice applications, ranging from continuous speech dictation, to Internet telephony and multiparty video teleconferencing and collaboration, to natural language-driven interfaces for automobiles, home and office automation and other machines and devices into which voice-controlled microprocessors are expected to be introduced during the next several years. Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. As part of our Patent Monetization efforts we plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales and we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

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

Results Of Continuing Operations

Three and Nine Months ended September 30, 2016 compared to Three and Nine Months ended September 30, 2015

Total Revenues

	For the Three Months Ended September 30,		%	For the Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Patent Monetization revenues
License revenues	$611	$1,147	(47)	$2,947,319	$4,137	71,143	(a)
Total Patent Monetization revenues	611	1,147	(47)	2,947,319	4,137	71,143

Andrea DSP Microphone and Audio
Software Product revenues
Revenues of automotive array
microphone products	17,105	12,899	33	36,965	25,646	44	(b)
Revenue from customized digital
product	11,710	93,768	(88)	123,490	217,574	(43)	(c)
All other Andrea DSP Microphone
and Audio product revenues	89,055	34,914	155	197,266	78,832	150	(d)
License revenues	44,399	172,651	(74)	197,379	606,595	(67)	(e)
Total Andrea DSP Microphone and
Audio Software Products revenues	162,269	314,232	(48)	555,100	928,647	(40)

Total revenues	$162,880	$315,379	(48)	$3,502,419	$932,784	275
____________________

(a)	The increase of approximately $2,943,000 in license revenues is the result of non-recurring revenue recognized for patent licensing agreements entered into during 2016.

(b)	The approximate $4,000 and $11,000 increase in sales of automotive array microphone products is the result of decreased product sales to integrators of public safety vehicle solutions for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015.

(c)	The approximate $82,000 and $95,000 decrease in sales for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015 is related to timing of product revenues from an OEM customer for a customized digital product.

(d)	The approximate $54,000 and $118,000 increase in all other Andrea DSP Microphone and Audio product revenues sales for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015 is related to increased product revenues from OEM customers for our DA-250 digital products.

(e)	The $129,000 and $410,000 decrease in license revenues is a result of a decrease of royalties for the three month and nine month periods ended September 30, 2016 as compared to the three month period ended September 30, 2015, respectively.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the three months ended September 30, 2016 and 2015 was 195% and 12%, respectively. Cost of revenues as a percentage of net revenues for the nine months ended September 30, 2016 and 2015 was 11% and 10%, respectively. During the three months ended September 30, 2016, there was a one-time change to the method of the calculation on distribution of Monetization Revenue under the Monetization Revenue Sharing Agreement in which the Company recorded and paid licensing revenue sharing expense of approximately $290,000.

Patent Monetization Expenses

Patent monetization expenses for the three months ended September 30, 2016 decreased almost 100% to $10,074 from $2,143,616 for the three months ended September 30, 2015. Patent monetization expenses for the nine months ended September 30, 2016 decreased by 58% to $1,734,245 from $4,142,138 for the nine months ended September 30, 2015. The decreases in Patent Monetization expenses for the three and nine months ended September 30, 2016 is mainly attributable to the timing of legal services incurred to pursue patent monetization. The expenses for the three and nine months ended September 30, 2015 are associated with the complaints disclosed under Part II, Item 1 Legal Proceedings in the Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 16, 2016 which have been resolved and completed in 2016. The expenses for the three and nine months ended September 30, 2016 include residual patent monetization expenses incurred to the same complaints as well as new file complaints and disclosed in Note 6 in the accompanying notes to the condensed consolidated financial statements. In addition, the expenses for the three months ended September 30, 2016 include a reversal of an over accrual of approximately $280,000.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2016 decreased 8% to $182,335 from $197,547 for the three months ended September 30, 2015. The expenses primarily relate to costs associated with the development of new products. For the three months ended September 30, 2016, the decrease in research and development expenses reflects a 17% decrease in our Patent Monetization efforts to $6,070, or 3% of total research and development expenses, and a 7% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $176,265, or 97% of total research and development expenses. Research and development expenses for the nine months ended September 30, 2016 increased 2% to $562,383 from $551,888 for the nine months ended September 30, 2015. These expenses primarily relate to costs associated with the development of new products. For the nine months ended September 30, 2016, the increase in research and development expenses reflects a 12% decrease in our Patent Monetization efforts to $18,195, or 3% of total research and development expenses and a 2% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $544,188, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 8% to $295,916 for the three months ended September 30, 2016 from $321,925 for the three months ended September 30, 2015. For the three months ended September 30, 2016, general, administrative and selling expenses related to our Patent Monetization efforts were $83,577, or 28% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $212,339, or 72% of total general, administrative and selling expenses. General, administrative and selling expenses increased approximately 17% to $960,271 for the nine months ended September 30, 2016 from $822,382 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, general, administrative and selling expenses related to our Patent Monetization efforts were $192,674, or 20% of the total general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $767,597, or 80% of total general, administrative and selling expenses.

Interest income (expense), net

Interest income, net for the three months ended September 30, 2016 was $3,228 compared to interest expense, net of $19,350 for the three months ended September 30, 2015. Interest income, net for the nine months ended September 30, 2016 was $5,855 compared to interest expense, net of $37,411 for the nine months ended September 30, 2015. The change in this line item was attributable to a decrease of interest expense related to long-term debt in conjunction with the Revenue Sharing Agreement partially offset by the interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2016 was $38,710 compared to $34,120 for the three months ended September 30, 2015. The income tax provision for the nine months ended September 30, 2016 was $9,316, compared to $119,958 for the nine months ended September 30, 2015. The provision is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended September 30, 2016 was $601,491 compared to a net loss of $2,498,659 for the three months ended September 30, 2015. Net loss for the nine months ended September 30, 2016 was $148,483 compared to a net loss of $4,262,478 for the nine months ended September 30, 2015. The net loss for the three and nine months ended September 30, 2016 and 2015, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2016, we had cash of $3,023,408 compared with $5,592,554 at December 31, 2015. The decrease in our cash balance at September 30, 2016 was primarily a result of cash used in operations.

Our working capital balance at September 30, 2016 was $3,069,033 compared to working capital of $2,116,111 at December 31, 2015. The increase in working capital reflects a decrease in total current assets of $4,584,960 and a decrease in total current liabilities of $5,537,882. The decrease in total current assets reflects a decrease in cash of $2,569,146, a decrease in accounts receivable of $1,751,350, an increase in inventories of $44,798, a decrease in prepaid expenses and other current assets of $2,714, a decrease in assets from discontinued operations of $106,606 and a decrease in current note receivable of $199,942. The decrease in total current liabilities of $5,537,882 reflects a decrease in trade accounts payable of $1,852,373, a decrease in short-term deferred revenue of $6,600, a decrease in liabilities from discontinued operations of $20,275, a decrease in the current portion of long-term debt of $1,900,775, a decrease in advance from Revenue Sharing Agreement of $196,477, a decrease of $1,498,158 in other current liabilities, a decrease in current taxes payable of $45,000 and an $18,224 decrease in Accrued Series C Preferred Stock Dividends.

The decrease in cash of $2,569,146 reflects $1,958,729 of net cash used in operating activities, $302,132 cash provided by investing activities, and $912,549 of cash used by financing activities.

The cash used by operating activities of $2,569,146, excluding non-cash charges for the nine months ended September 30, 2016, was attributable to a $1,764,734 decrease in accounts receivable, a $26,968 decrease in inventories, a $2,714 decrease in prepaid expenses, other current assets and other assets, a $1,852,373 decrease in trade accounts payable, a $45,000 decrease in taxes payable, a $1,518,433 decrease in other current liabilities, a $6,600 decrease in short-term deferred revenue, and a $312,067 decrease in advance from the Revenue Sharing Agreement. The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets, trade accounts payable, other current liabilities and short-term deferred revenue primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash provided by investing activities of $302,132 reflects $312,813 of repayments in note receivable offset in part by $10,681 in patent and trademark related expenses. The increase in patent and trademark expenses reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $912,549, reflects proceeds from long-term debt, offset by payments of notes and interest.

We plan to improve our cash flows in 2016 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of November 10, 2016, Andrea had approximately $2,900,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In September 2016, Andrea filed two complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”), and requesting monetary and injunctive relief. Neither Apple nor Samsung has responded to Andrea's complaints.

Also in September 2016, Andrea filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple and Samsung and requesting injunctive relief. The ITC instituted an investigation on October 19, 2016. Apple and Samsung have not yet answered Andrea’s ITC Complaint. Andrea intends to vigorously prosecute its claims against Apple and Samsung.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended September 30, 2016 were $162,880 compared to $315,379 for the three months ended September 30, 2015. Net loss for the three months ended September 30, 2016 was $601,491, or $0.01 loss per share on a basic and diluted basis, compared to a net loss of $2,498,659, or $0.04 loss per share on a basic and diluted basis for the three months ended September 30, 2015. Our total revenues for the nine months ended September 30, 2016 were $3,502,419 compared to $932,784 for the nine months ended September 30, 2015. Net loss for the nine months ended September 30, 2016 was $148,483, or $0.00 per share on a basic and diluted basis, compared to a net loss of $4,262,478, or $0.07 loss per share on a basic and diluted basis for the nine months ended September 30, 2015. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of November 10, 2016. The number of shares outstanding does not include an aggregate of 23,715,591 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 37% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 16,884,821 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 1998 Stock Plan and 2006 Stock Plan; b) 1,677,436 shares reserved for future grants under our 2006 Stock Plan; c) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits
	Exhibit 10.1 –	Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014
	Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	Exhibit 32 –	Section 1350 Certifications*
	Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: November 14, 2016

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2016
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2016
Corisa L. Guiffre	Assistant Corporate Secretary