Form 10-K
period 2016-12-31
ANDREA ELECTRONICS CORP
filed 2017-03-24
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,016,482 based upon the closing price of $0.08 per share as quoted on the OTC Bulletin Board on June 30, 2016.

The number of shares outstanding of the registrant’s Common Stock as of March 17, 2017, was 64,914,935.

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

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications primarily in the following markets:

●	Speech recognition applications;
●	Communications; and
●	Audio and video recording.

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

All of our digital, far-field microphone technologies are software-based and operate using either a dedicated DSP or a general purpose processor (for example, the Intel Pentium). The software, which may encompass one or all of our far-field noise canceling technologies, can be applied to improve the performance of a single microphone or multiple microphones. In addition, our digital, far-field, noise canceling technologies can be tailored to be used individually or combined depending on particular customer requirements.

We are currently marketing our far-field technologies at Original Equipment Manufacturers (“OEMs”) that have new sophisticated voice applications that require new digital microphone performance. Our far-field, digital noise canceling technologies and related products comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2016 and 2015 were approximately 18% and 9%, respectively, of our total revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that voice interface products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we entered into a Revenue Sharing and Note Purchase Agreement with AND34 Funding LLC (“AND34”), and on December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34, which was retroactively effective as of February 14, 2014. Under the Revenue Sharing and Note Purchase Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents by the Company in exchange for $3,500,000 and was fully repaid as of September 30, 2016. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 which were repaid as of December 31, 2016. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (the “Rider”). Under the Rider, Andrea has agreed to issue and sell to AND34 additional notes up to an aggregate original amount of $7,000,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four year period beginning on the date of execution of the Rider. The Additional Notes will have a Maturity date of August 31, 2020. The proceeds of the notes will be used to pay patent monetization expenses. As of December 31, 2016 there was $1,400,000 in Additional Notes outstanding. Total revenues from this segment during the years ended December 31, 2016 and 2015 was approximately 82% and 91%, respectively, of our total revenues.

For more financial information regarding our operating segments, see Note 13 of the accompanying consolidated financial statements.

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art microphone digital microphone solutions. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to communicate and control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies so they can be used for “natural language, human/machine” interfaces including:

●	Siri®
●	Amazon AlexaTM
●	Google NowTM
●	Microsoft CortanaTM
●	IBM Watson®

End users of these applications and interfaces will require high quality microphone and speakerphone products that enhance voice transmission, particularly in noisy office and mobile environments. We also believe that these applications will increasingly require microphones that are located at a distance from the person speaking, or far-field microphone technology. We believe that there will be significant growth in this marketplace during the next several years.

Our Strategy

Our strategy is to:

●	maintain and advance our market position with our Andrea DSP Microphone and Audio Software technologies and products;
●	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products;
●	broaden our Andrea DSP Microphone and Audio Software product lines through a healthy level of internal research and development;
●	design our products to satisfy specific end-user requirements identified by our collaborative partners;
●	outsource manufacturing of our products in order to reduce fixed overhead and achieve economies of scale; and
●	vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

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

Andrea DSP Microphone and Audio Software Technology

This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry and software to eliminate unwanted noise in the speaker’s environment. Our Andrea DSP Microphone and Audio Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. Our technology is portable and can be embedded into new platforms such as; micro DSP’s, mobile OS and wireless chipsets. We believe that our Andrea DSP Microphone and Audio Software technology achieve far-field microphone performance previously unattainable through microphones based on mechanical acoustic designs and microphones based on analog signal processing.

Our Andrea DSP Microphone and Audio Software Products include the use of the following technologies, among other technologies and techniques:

Digital Super Directional Array (“DSDA”®). Andrea’s patented DSDA adaptive beam forming system enables more intelligible audio by forming a beam toward the speaker and eliminating background noises that are outside of the beam. DSDA microphone technology enables high quality far-field communications by centering microphone sensitivity on a user’s voice and canceling noise outside of that signal. DSDA continuously samples the ever changing acoustic parameters within an environment and adaptively identifies interfering noises that are extraneous to the voice signal, resulting in increased intelligibility of the array microphone’s output.

PureAudio®. Andrea’s patented PureAudio and award winning noise reduction speech enhancement algorithm significantly improves intelligibility of voice audio and accuracy in speech driven applications used in noisy environments. PureAudio is a noise canceling algorithm that enhances speech by sampling the ambient noise in an environment and attenuating the noise from sources near or around the desired speech signals, thus delivering a clear audio signal. Designed specifically to improve the signal-to-noise ratio, PureAudio is effective in canceling stationary noises such as computer and ventilation fans, tires and engines.

EchoStop®. Andrea’s patented full duplex acoustic echo cancellation algorithm enables both loudspeakers to broadcast and microphone to transmit simultaneously providing a high quality speakerphone function. EchoStop is an advanced acoustic echo canceller (stereo version available) developed for use with conferencing systems such as group audio and videoconferencing systems and cellular car phone kits. EchoStop allows true two-way communication (often referred to as full duplex) over a conferencing system, even when the system is used in large spatial environments that may be vulnerable to extensive reverberation. EchoStop incorporates noise reduction to reduce the background noise of both the microphone input and the loudspeaker output, thus preventing the accumulation of interfering noise over conferencing systems that facilitate communication among multiple sites.

Direction Finding and Tracking Array (“DFTA”®). Andrea’s patented DFTA Array technology utilizes an array of microphones and a unique algorithm to detect the presence of a user’s voice, determine the direction of the voice and follow and track it when it moves. In a videoconferencing setting, this unique technology can provide direction to a videoconferencing camera and allow the system to steer and concentrate on the speaker, thus providing a “video-follow-audio” capability.

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP microphone technologies, and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products for the following applications:

●	Mass transit and automotive communication systems;
●	Automated teller machines;
●	Information kiosks;
●	Home automation;

●	Internet of Things (“IoT”) digital assistants;
●	TV set top box;
●	Audio and Video recording;
●	Robotics; and
●	Video surveillance.

Andrea DSP Microphone and Audio Noise Reduction Software Products

We develop our Andrea DSP Microphone and Audio Noise Reduction Software Products primarily through customer-specific integration efforts, and we either license our related algorithms, sell a product incorporating our related algorithms, or both. In addition, we have developed stand-alone products for specific customers who then sell such products to end users. As a result, such products are not available from us directly. However, as part of our strategy to increase sales to prospective customers desiring high-quality microphone performance for certain customer-specific environments, we have developed the following products that may be purchased directly from Andrea:

DA-350 Auto Array Microphone(“DA-350”). The DA-350 is a linear four element array microphone with Digital Signal Processing (“DSP”) circuitry contained within a single microphone housing. The product also has integrated adaptive beam forming and noise reduction digital filtering software. A model with Acoustic Echo Cancellation is also available. The DA-350 is ideal for achieving superior far-field voice intelligibility and accuracy of Automatic Speech Recognition (“ASR”) in high noise environments.

DA-250 OEM array Microphone (“DA-250”) The DA-250 is a small compact Stereo Array Microphone and DSP circuit board platform that can easily be integrated into many different OEM devices that would greatly benefit from directional noise canceling microphone performance, but in the past has been unattainable with an embedded microphone configuration. Requiring only two tiny holes in the faceplate of a device, the DA-250 Stereo Array Microphone can deliver directional microphone sensitivity without the need for acoustic baffling, as found in large parabolic waveguides or long shotgun tube type microphones.

USB-SA Array Microphone. The USB-SA Array Microphone provides a USB digital audio adapter to bypass a computer’s standard integrated sound system, providing a high fidelity/low noise digital audio platform that is isolated from the computer’s motherboard. This external digital audio system utilizes the computer’s central processor to run Andrea’s AudioCommander adaptive beam forming directional microphone and noise reduction software.

PureAudioTM VST3 Plug-in. A Noise Reduction & Center Channel Focus VST3 Plug-in for Audio/Video Editing Post-Processing. PureAudio’s Adaptive Digital Noise Reduction Filter reduces up to -40dB of repetitive noises, while supporting wide frequency bandwidth sample rates of up to 48Khz. The variable control allows the user to select the level of noise cancellation for the desired amount to be applied to the embedded noisy segment. Center Channel Focus is a new feature for the broadcast industry. This is an adaptive audio algorithm that cancels the stereo ambient sound mixed into the broadcast main audio stream. This feature focuses and highlights the center channel voice audio for better intelligibility and listening to the speech content of the recording. The software functions are perfect for editing mobile journalism interviews that take place in real world noisy environments.

Andrea AudioCommanderTM . Andrea’s PC Audio Control Panel, AudioCommander, includes a speaker volume adjustment with received PureAudio noise reduction control and a 10-band graphic equalizer with 18 built-in presets to customize sound for a user’s listening preference. It also includes a microphone volume adjustment with noise reduction, beam forming, and acoustic echo cancellation controls. The software also includes an audio wizard that sets microphone levels to optimize PC audio for speech-enabled applications including speech recognition, internet telephony and command and speech control functions.

Andrea Audio Software for Mac. Andrea Audio Software for Mac provides a intuitive graphic user interface to control stereo array microphone beam forming, noise cancellation on the input and EQ filters for the output of Andrea’s USB-SA audio Devices running on the Apple Mac OS.

Andrea PureAudio Live Recorder. PureAudioTM Live Recorder is a full function digital voice and audio recording application for use with AppleTM iOS devices. The PureAudioTM Live Recorder is enhanced with Andrea's patented digital noise reduction microphone technology. PureAudioTM digitally reduces background noise, while enhancing the recorded sound quality and intelligibility when making recordings in real-world noisy mobile environments.

Andrea PureAudio Pro Recorder. In addition to the features offered in PureAudio Live Recorder, PureAudio Pro Recorder offers unlimited bookmarks for easy navigation of large recordings, 10-band graphic equalizer to customize your listening experience, aggressive PureAudio for recording in noisy environments, stereo recording for capturing surround sound recordings and beam forming noise cancellation to reduce sounds coming from the sides. PureAudio Pro Recorder is an easy to use, intuitive stereo recorder for capturing music and offers back-ground noise reduction for crystal clear recordings of voice notes, lectures and interviews with almost unlimited recording time.

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in security systems and services, industrial system integrators, voice activated services, communications, computer manufacturing, and software publishing. In addition to the arrangements we are involved in, we are currently discussing additional arrangements with other companies, but we cannot assure you that any of these discussions will result in any definitive agreements.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2017 to 2030. We also have other patent applications currently pending; however, we cannot assure you that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2016 and 2015, total research and development expenses for continuing operations were $773,299 and $767,680, respectively. For fiscal 2017, we currently expect research and development expenses to remain at approximately the same level when compared to 2016. However, no assurance can be given that our research and development efforts will succeed. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We employ a sales staff as well as outside sales representatives and sales organizations to market our Andrea DSP Microphone and Audio Software Products. Andrea DSP Microphone and Audio Software Products are marketed to computer Original Equipment Manufacturers (“OEMs”), distributors of personal computers and communications equipment, software publishers, and industrial system integrators. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software. We are seeking to enter into additional collaborative arrangements for the marketing and sale of our Andrea DSP Microphone and Audio Software Products but we cannot assure you that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and achievement of patent monetization is critical to our success.

Production Operations

In 2016 and 2015, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure you that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

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

Employees

At December 31, 2016, we had nine employees, of whom one was engaged in production and related operations, four were engaged in research and development, and four were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize eight independent consultants (three are sales representatives, one is engaged for administration purposes and four are engaged in research and development activities).

ITEM 1A. RISK FACTORS

Andrea is a party to the Revenue Sharing Agreement under which a perpetual predetermined share of its Monetization Revenues will be allocated to AND34 and under which a default could cause a material adverse effect on its financial position.

Under the Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then will be allocated to AND34 and the Company in accordance with certain predetermined percentages. During the years ended December 31, 2016 and December 31, 2015, $3,600,000 and $7,700,000, respectively, of notes payable were issued to AND34. At December 31, 2016, there was $1,410,153 of accrued and unpaid interest and related outstanding principal notes issued to AND34. The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Revenue Sharing Agreement and the Rider, AND34 may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Revenue Sharing Agreement, the Rider or ancillary documents including the notes.

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

We cannot assure you that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues from continuing operations for the years ended December 31, 2016 and 2015 were approximately $3.6 million and $13.2 million, respectively. Net loss from continuing operations for the year ended December 31, 2016 was approximately $1.3 million, or $0.02 net loss per share on a basic and diluted basis, versus net income from continuing operations of approximately $2.5 million, or $0.04 and $0.03 per share on a basic and diluted basis, respectively for the year ended December 31, 2015. On April 2, 2015, we sold our Andrea Anti-Noise Products Division. For the year ended December 31, 2015, the Anti-Noise Products business segment generated approximately $662,000 in revenue and a total operating loss of approximately $300,000 and we recorded a gain on the sale of the segment of approximately $880,000. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of March 17, 2017. The number of shares outstanding does not include an aggregate of 22,523,154 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 35% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 17,369,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 17, 2017, we had 33.326899 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 5,153,334 shares, which is equal to approximately 8% of the 64,914,935 outstanding shares.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2016 and 2015, total revenues from sales to customers outside the United States accounted for approximately 52% and 81%, respectively, of our total revenues. International sales and operations are subject to a number of risks, including:

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

The new presidential administration may make substantial changes to fiscal and tax policies that may adversely affect our business.

The new administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

Any attempt by the new presidential administration to withdraw from or materially modify certain international trade agreements could adversely affect our business, financial condition and results of operations.

A portion of our business activities, including some of our suppliers, are conducted and/or located in foreign countries, including China. During the election campaign, President Trump made comments suggesting that he was not supportive of certain existing international trade agreements and made threats regarding cutting off trade with China and/or imposing a tariff on all imports from China. The new administration, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States, has created uncertainty regarding how trade would be affected between China and the United States. If the new administration takes action to withdraw from or materially modify certain international trade agreements, imposes tariffs or otherwise restricts trade with China, our business, financial condition and results of operations could be adversely affected.

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

ITEM 3. LEGAL PROCEEDINGS

In December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit and has filed a Motion for Summary Judgment to that affect. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

In September 2016, the Company filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (together, “Samsung”), and requesting injunctive relief. An ITC investigation was instituted on October 19, 2016. Apple and Samsung answered the Company’s Complaint on November 21, 2016. The Company intends to vigorously prosecute its claims at the ITC.

Also in September 2016, the Company filed complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple and Samsung, and requesting monetary and injunctive relief. These cases against Apple and Samsung are stayed pending the outcome of the Company’s litigation at the ITC against Apple and Samsung.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2016. Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 17, 2017, there were approximately 363 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2015	$0.09	$0.07
June 30, 2015	$0.09	$0.05
September 30, 2015	$0.08	$0.04
December 31, 2015	$0.08	$0.04
March 31, 2016	$0.13	$0.04
June 30, 2016	$0.12	$0.07
September 30, 2016	$0.09	$0.04
December 31, 2016	$0.09	$0.04

No cash dividends were paid on Andrea’s Common Stock in 2016 or 2015.

During the three months ended December 31, 2016, the Company did not repurchase any of its common stock.

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

Accounts Receivable – We are required to estimate the collectability of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2016 and 2015, our allowance for doubtful accounts was $5,092 and $5,415, respectively.

Inventory – We are required to state our inventories at the lower of cost or market value. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical total revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $86,512 and $58,028 at December 31, 2016 and 2015, respectively, are net of reserves of $119,325 and $115,275, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2016 and 2015.

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

Contingencies – We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue with the assistance of legal counsel. The amount of any reserves may change in the future due to new developments in each matter.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2016 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, our ability to enforce our patents, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed in Part I, “Item 1A – Risk Factors” of this Form 10-K.

Results Of Continuing Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total Revenues
	For the Year Ended December 31%
	2016	2015	Change
Patent Monetization revenues
License revenues	$2,947,923	$12,104,958	(76)	(a)
Total Patent Monetization revenues	2,947,923	12,104,958

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	45,574	28,469	60	(b)
Revenue from OEM array microphone products	173,053	105,668	64	(c)
Revenue from customized digital product	161,496	237,896	(32)	(d)
All other Andrea DSP Microphone and Audio Software
Product revenues	32,961	16,265	103	(e)
License revenues	221,434	741,626	(70)	(f)
Total Andrea DSP Microphone and Audio Software Products
revenues	634,518	1,129,924	(44)
Total revenues	$3,582,441	$13,234,882	(73)
____________________

(a)	The decrease of approximately $9,157,000 in license revenues, is the result of non-recurring revenue recognized for certain patent licensing agreements entered into during 2015 as compared to 2016.

(b)	The increase of approximately $17,000 for the year ended December 31, 2016 as compared to the same period in 2015 in revenues of automotive array microphone products is primarily the result of increased product revenues from integrators of public safety vehicle solutions.

(c)	The increase of approximately $67,000 for the year ended December 31, 2016 as compared to the same period in 2015 in revenues of OEM array microphone products is primarily the result of increased product revenues from integrators of commercial product audio solutions.

(d)	The decrease of approximately $76,000 for year ended December 31, 2016 as compared to same period in 2015 in customized digital product revenues is related to decreased product revenues to an OEM customer for a customized digital product.

(e)	The increase of approximately $17,000 for year ended December 31, 2016 as compared to same period in 2015 in all other Andrea DSP Microphone and Audio Software product revenues is related to increased product revenues to OEM customers for digital products.

(f)	The decrease of approximately $520,000 for the year ended December 31, 2016, as compared to the same period in 2015, is the primarily the result of decreased royalties reported as a result of a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of total revenues, from continuing operations, for the year ended December 31, 2016 increased to 11% from 1% for the year ended December 31, 2015. There was $289,463 of cost of revenues associated with the Patent Monetization revenues of $2,947,923 for the year ended December 31, 2016 compared to no cost of revenues associated with the Patent Monetization revenues of $12,104,958, for the year ended December 31, 2015. The cost of revenues in 2016 compared to no cost of revenues in 2015 is a result of Patent Monetization revenues only being shared with Revenue Participants upon the repayment of all outstanding notes and accrued interest and the Advance from Revenue Sharing Agreement. The cost of revenues as a percentage of total revenues for the year ended December 31, 2016 for Andrea DSP Microphone and Audio Software Products was 19% compared to 10% for the year ended December 31, 2015. These changes are primarily the result of the changes in the product mix of revenues as described under “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the year ended December 31, 2016 decreased by 71% to $2,374,718 from $8,216,749 for the year ended December 31, 2015, primarily as a result of the resolution of certain legal proceedings in the first quarter of fiscal 2016 . These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part I, Item 3 Legal Proceedings in this Form 10-K.

Research and Development

Research and development expenses for the year ended December 31, 2016 increased by 1% to $773,299 from $767,680 for the year ended December 31, 2015. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2016, research and development expenses reflected a 15% decrease in our Patent Monetization efforts to $24,583, or 3% of total research and development expenses, and a 1% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $748,716, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased by approximately 12% to $1,266,742 for the year ended December 31, 2016 from $1,446,205 for the year ended December 31, 2015. For the year ended December 31, 2016, there was a 6% increase in our Patent Monetization efforts to $280,256, or 22% of total general, administrative and selling expenses and a 17% decrease in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology to $986,486, or 78% of total general, administrative and selling expenses. The overall 12% decrease of approximately $179,000 is related to incentive compensation paid in 2015 as compared to 2016.

Interest Income (expense), net

Interest income, net for the year ended December 31, 2016 was $2,708, compared to interest expense, net of $65,006 for the year ended December 31, 2015. The decrease in this line item is attributable to a decrease of interest expense related to long-term debt in conjunction with the Revenue Sharing Agreement partially offset by the interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2016 was $13,092, compared to $154,513 for the year ended December 31, 2015. The provision of approximately $13,000 for the year ended December 31, 2016 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues of approximately $58,000 are earned, partially offset by a Federal income tax refund of $45,000 relating to alternative minimum tax credits. The provision for income taxes for the year ended December 31, 2015 is comprised of approximately $146,000 as a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and approximately $8,000, net of certain alternative minimum taxes.

Net (loss) income

Net loss for the year ended December 31, 2016 was $1,253,626 compared to a net income of $3,044,170 for the year ended December 31, 2015. The net loss for the year ended December 31, 2016 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At December 31, 2016, we had cash of $2,955,129 compared to $5,592,554 at December 31, 2015. The cash balance at December 31, 2016 was primarily a result of the proceeds of the Additional Notes received in connection with the Revenue Sharing Agreement offset in part by our cash used in operations.

Our working capital balance at December 31, 2016 was $2,403,364 compared to working capital of $2,116,111 at December 31, 2015. The increase in working capital reflects a decrease in total current assets of $4,838,478 and a decrease in total current liabilities of $5,125,731. The decrease in total current assets reflects a decrease in cash of $2,637,425, a decrease in accounts receivable of $1,832,406, an increase in inventories of $28,484, a decrease in prepaid expenses and other current assets of $7,871, a decrease in the current portion of note receivable of $302,813 and a decrease in current assets from discontinued operations of $86,447. The decrease in total current liabilities reflects a decrease in trade accounts payable of $1,430,810, a decrease in taxes payable of $45,000, a decrease of $6,600 in short-term deferred revenue, a decrease in other current liabilities of $1,502,470, a decrease of $25,375 in liabilities from discontinued operations, a decrease of $196,477 in short-term advance from revenue sharing agreement and a decrease of $1,900,775 in the current portion of long term debt.

The decrease in cash of $2,637,425 reflects $2,517,696 of net cash used in operating activities and $512,549 of net cash used in financing activities, partially offset by $392,820 of net cash provided by investing activities.

The cash used in operating activities of $2,517,696, excluding non-cash charges, is primarily attributable to the $1,253,626 net loss for the year ended December 31, 2016, a $1,809,622 decrease in accounts receivable, a $70,873 decrease in inventories, a $7,871 decrease in prepaid expenses and other current assets and other assets, a decrease of $45,000 in taxes payable, a $1,430,810 decrease in trade accounts payable, a $312,067 decrease in Advance from Revenue Sharing Agreement, a $6,600 decrease in short-term deferred revenue and a decrease of $1,527,846 in other current liabilities. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s operations.

The cash provided by investing activities of $392,820 reflects proceeds from the repayments of note receivable of $406,522, partially offset by an increase in patents and trademarks of $13,702. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash used in financing activities of $512,549 reflects repayments of debt and PIK interest of $4,112,549 and net proceeds from long-term debt of $3,600,000.

We plan to improve our cash flows in 2017 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of March 17, 2017, Andrea had approximately $2,400,000 of cash deposits. We cannot assure you that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and ages are as of December 31, 2016. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

Douglas J. Andrea, age 54, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

Gary A. Jones, age 71, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc., since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc., a wholly-owned subsidiary of Andrea Electronics Corporation.

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

Louis Libin, age 58, has been a Director of the Company since February 2002. He is President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Libin is also Senior Director for advanced technology for Sinclair Broadcast Group and the executive director of the Advanced Television Broadcasting Alliance (the “ATBA”). The ATBA is an organization comprised of hundreds of low-power television (“LPTV”) broadcasters, owners and operators of translators, and allied industry organizations and companies. Prior to his tenure at Broad Comm, Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 66, has been a Director of the Company since September 2003. He is the Executive Vice President of Ionian Management Inc., a Petroleum Shipping, Trading and Distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 60, has been a Director of the Company since 2003. He currently is Vice President of Networks Sales for Sinclair Broadcasting, the largest owner of television stations in the country. Previously, he was the Senior Director of Advanced Advertising, heading the group for Viamedia, a Cable Television Advertising Representation company that represents many cable providers including Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 44, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually as the Chief Financial Officer and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2016 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2016, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2016.

Code of Business Ethics and Conduct

Andrea has adopted a Code of Business Ethics and Conduct. See “Item 15 – Exhibits” to this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee, which currently consists of Messrs. Jones, Libin, Migliozzi and Spaet, each of whom the Board determined was “independent” and financially literate under the rules and regulations promulgated by the SEC and The Nasdaq Stock Market. Although not required, the Company has elected to continue to assess director "independence" and evaluate the service of its directors serving on its Board committees under the applicable Nasdaq Stock Market rules and regulations. Our Board has determined that Mr. Migliozzi is an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other two most highly compensated executive officers whose total compensation was over $100,000 during the years ended December 31, 2016, and 2015.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Total
Douglas J. Andrea, Chairman of the	2016	$300,000	$12,500	$70,000	$382,500
Board, Chief Executive Officer,	2015	300,000	239,418	30,000	569,418
and Corporate Secretary

Corisa L. Guiffre, Vice President,	2016	$160,000	$-	$20,000	$180,000
Chief Financial Officer and	2015	170,000	115,584	-	285,584
Assistant Corporate Secretary
____________________

(1)	Represents the aggregate grant date fair value of stock options granted in fiscal 2016 calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of this amount are included in Note 12 to our audited financial statements included in this Form 10-K.

Outstanding Equity Awards at December 31, 2016

The following table provides information concerning outstanding unexercised options as of December 31, 2016 for each named executive officer. None of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2016.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date
Douglas J. Andrea	1,000,000	-	$0.11	9-12-2017
	2,000,000	-	$0.04	8-8-2018
	1,000,000	-	$0.04	8-8-2018
	1,000,000	-	$0.11	7-24-2019
	1,000,000	-	$0.13	8-01-2020
	333,000	167,000	$0.10	9-02-2024
	166,500	333,500	$0.06	8-07-2025
	-	1,400,000	$0.05	11-16-2026
Corisa L. Guiffre	350,000	-	$0.11	9-12-2017
	500,000	-	$0.04	8-8-2018
	200,000	-	$0.11	7-24-2019
	250,000	-	$0.08	9-22-2020
	233,100	116,900	$0.08	10-21-2024
	-	400,000	$0.05	11-16-2026

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and it currently expires July 31, 2017 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At December 31, 2016, the future minimum cash commitments under this agreement aggregate $183,330.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2016 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards (1)	Total
Gary A Jones	$7,000	$11,250	$18,250
Louis Libin	7,250	11,250	18,500
Joseph J. Migliozzi	8,750	11,250	20,000
Jonathan D. Spaet	7,250	11,250	18,500
____________________

(1)	Represents the aggregate grant date fair value of stock options granted in fiscal 2016 calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of this amount are included in Note 12 to our audited financial statements included in this Form 10-K.

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2016. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual Retainer	$3,500
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of
the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 17, 2017, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Douglas J. Andrea	361,014	(2)	6,499,500	9.6%
Corisa L. Guiffre	102,750		1,533,100	2.5%
Gary A. Jones	437,472		241,264	1.0%
Louis Libin	352,149		273,082	1.0%
Joseph J. Migliozzi	926,261		508,310	2.2%
Jonathan D. Spaet	29,261		241,264	*
Current directors and executive officers as
a group (6 persons)	2,208,907		9,296,520	15.5%
____________________

*	Less than 1%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 64,914,935 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 17, 2017, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 17, 2017, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)		Percent of Common Stock and Common Stock Equivalents Outstanding (2)
Alpha Capital Anstalt	-		5,722,159	(3)	8.1%
Pradafant 7,
Furstentums 9490
Vaduz, Liechtenstein
Nickolas W. Edwards	5,390,000	(4)	-		8.3%
937 Pine Ave, Long Beach, CA 90813
________________

(1)	The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.

(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 64,914,935 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 17, 2017. As of March 17, 2017, Alpha Capital has 3,086,831 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above, for limitations on the conversion of such commons stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2016, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved
by security holders	17,369,820	$0.07	-
Equity compensation plans not
approved by security holders	-	-	-
Total	17,369,820	$0.07	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each member of the Company’s Board of Directors is independent under the listing standards of the Nasdaq Stock Market, except for Mr. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company. Although not required, the Company has elected to continue to assess director “independence” and evaluate the service of its directors serving on its Board committees under the applicable Nasdaq Stock Market rules and regulations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2016 and 2015 by Marcum LLP:

	2016	2015
Audit Fees	$109,500	$109,500
Audit-related fees	-	1,500
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2016, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

	●	Report of Independent Registered Public Accounting Firm

	●	Consolidated Balance Sheets—at December 31, 2016 and 2015

	●	Consolidated Statements of Operations—Years Ended December 31, 2016 and 2015

	●	Consolidated Statements of Shareholders’ (Deficit) Equity —Years Ended December 31, 2016 and 2015

	●	Consolidated Statements of Cash Flows—Years ended December 31, 2016 and 2015

	●	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of March 27, 2015, by and between Andrea Communications LLC and Andrea Electronics Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2015)

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1992)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.6	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.9	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.2	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.3	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.4	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.5	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)

10.6	*Amended and Restated Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.7	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s From 10-K filed on March 16, 2010)

10.8	*Employment Agreement, dated as of August 1, 2014 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 8, 2014)

10.9	Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)**

10.10	Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)**

10.11	Settlement Agreement between Andrea Electronics Corporation and Realtek Semiconductor Corporation dated October 15, 2015 (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 29, 2016)

10.12	Settlement Agreement between Andrea Electronics Corporation and Acer American Corporation dated November 17, 2015 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 29, 2016)

10.13	Settlement Agreement between Andrea Electronics Corporation and HP Inc. dated December 22, 2015 (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 29, 2016)

Exhibit Number	Description
10.14	Settlement Agreement between Andrea Electronics Corporation and ASUSTeK Computer Inc. and ASUS Computer International dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 16, 2016)

10.15	Settlement Agreement between Andrea Electronics Corporation and Conexant Systems, Inc. dated February 16, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 16, 2016)

10.16	Settlement Agreement between Andrea Electronics Corporation and Lenovo (United States) Inc. dated February 18, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 16, 2016)

10.17	Settlement Agreement between Andrea Electronics Corporation and Waves Audio Ltd. dated March 3, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 16, 2016)

10.18	Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2016)

14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)

21.0	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.0	Rule 13a-14(a)/15d – 14(a) Certifications

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL:
(i) the Consolidated Balance Sheets;
(ii) the Consolidated Statements of Operations;
(iii) the Consolidated Statements of Shareholders’ (Deficit) Equity;
(iv) the Consolidated Statements of Cash Flows; and
(v) the Notes to the Consolidated Financial Statements.
____________________

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the 1992 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

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

To the Audit Committee of the
Board of Directors and Shareholders
of Andrea Electronics Corporation

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andrea Electronics Corporation and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
Melville, NY
March 24, 2017

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$2,955,129	$5,592,554
Accounts receivable, net of allowance for doubtful accounts of $5,092 and $5,415,
respectively	69,982	1,902,388
Inventories, net	86,512	58,028
Prepaid expenses and other current assets	52,215	60,086
Current portion of note receivable	103,709	406,522
Current assets from discontinued operations	63,299	149,746
Total current assets	3,330,846	8,169,324

Property and equipment, net	63,611	86,960
Intangible assets, net	309,894	345,359
Long term note receivable	-	103,709
Other assets, net	5,250	5,250
Total assets	$3,709,601	$8,710,602

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$718,722	$2,149,532
Taxes Payable	-	45,000
Accrued Series C Preferred Stock Dividends	55,697	73,921
Short-term deferred revenue	-	6,600
Other current liabilities	138,363	1,640,833
Liabilities from discontinued operations	14,700	40,075
Short-term advance from Revenue Sharing Agreement	-	196,477
Current portion of long-term debt	-	1,900,775
Total current liabilities	927,482	6,053,213

Advance from Revenue Sharing Agreement	-	115,590
Long-term debt	1,410,153	-
Total liabilities	2,337,635	6,168,803

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued
and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 and 44.2 shares, respectively; liquidation value: $333,269 and $442,314,
respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares;
issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding:
64,914,935 and 64,416,035 shares, respectively	649,149	644,160
Additional paid-in capital	77,806,356	77,727,552
Accumulated deficit	(77,092,612)	(75,838,986)

Total shareholders’ equity	1,371,966	2,541,799

Total liabilities and shareholders’ equity	$3,709,601	$8,710,602

The accompanying notes are an integral part of these consolidated financial statements

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015
Revenues
Net product revenues	$413,084	$388,298
License revenues	3,169,357	12,846,584
Total revenues	3,582,441	13,234,882
Cost of revenues
License revenue sharing	$289,463	$-
Cost of product revenues	121,461	117,035
Total cost of revenues	410,924	117,035
Gross margin	3,171,517	13,117,847
Patent Monetization Expenses	2,374,718	8,216,749
Research and development expenses	773,299	767,680
General, administrative and selling expenses	1,266,742	1,446,205
Continuing operating (loss) income	(1,243,242)	2,687,213
Interest income (expense), net	2,708	(65,006)
(Loss) income from continuing operations before provision for income
taxes	(1,240,534)	2,622,207
Provision for income taxes	13,092	154,513
(Loss) income from continuing operations	(1,253,626)	2,467,694
Income from discontinued operations	-	576,476
Net (loss) income	$(1,253,626)	$3,044,170
Basic weighted average shares	64,785,439	64,000,309
Basic net (loss) income per share from continuing operations	$(0.02)	$0.04
Basic net income per share from discontinuing operations	$0.00	$0.01
Basic net (loss) income per share	$(0.02)	$0.05
Diluted weighted average shares	64,785,439	71,929,978
Diluted net (loss) income per share from continuing operations	$(0.02)	$0.03
Diluted net income per share from discontinuing operations	$0.00	$0.01
Diluted net (loss) income per share	$(0.02)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2015	44.231432	$1	907,144	$9,072	63,721,035	$637,210	$77,586,585	$(78,883,156)	$(650,288)
Stock-based Compensation Expense related
to Stock Option Grants	-	-	-	-	-	-	113,167	-	113,167
Stock option exercises	-	-	-	-	695,000	6,950	27,800	-	34,750
Net income	-	-	-	-	-	-	-	3,044,170	3,044,170
Balance, December 31, 2015	44.231432	$1	907,144	$9,072	64,416,035	$644,160	$77,727,552	$(75,838,986)	$2,541,799

Conversion of Series C Convertible
Preferred Stock	(10.904533)	-	-	-	498,900	4,989	13,235	-	18,224

Stock-based Compensation Expense related
to Stock Option Grants	-	-	-	-	-	-	65,569	-	65,569

Net loss	-	-	-	-	-	-	-	(1,253,626)	(1,253,626)

Balance, December 31, 2016	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,806,356	$(77,092,612)	$1,371,966

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,253,626)	$3,044,170
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	72,516	85,660
Stock based compensation	65,569	113,167
Credit for inventory obsolescence	(3,218)	(94,925)
Provision for income tax withholding	13,092	115,513
PIK interest, net	21,927	95,968
Gain on sale of Anti-Noise Products Division	-	(879,612)
Accrued interest on note receivable	-	(14,502)
Change in:
Accounts receivable	1,809,622	(1,749,979)
Inventories	70,873	470,022
Prepaid expenses, other current assets and other assets	7,871	8,475
Taxes payable	(45,000)	7,000
Trade accounts payable	(1,430,810)	1,548,704
(Repayments of) Advance from Revenue Sharing Agreement	(312,067)	(3,187,933)
Short-term deferred revenue	(6,600)	(2,712)
Other current liabilities	(1,527,845)	1,172,366
Net cash (used in) provided by operating activities	(2,517,696)	731,382

Cash flows from investing activities:
Purchases of property and equipment	-	(18,443)
Proceeds from the sale of the Anti-Noise Products Division	-	300,000
Proceeds from repayments of note receivable	406,522	104,271
Purchases of patents and trademarks	(13,702)	(28,868)
Net cash provided by in investing activities	392,820	356,960

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	34,750
Proceeds from long-term debt	3,600,000	7,700,000
Repayments of long-term debt and PIK interest	(4,112,549)	(6,805,068)
Net cash (used in) provided by financing activities	(512,549)	929,682

Net (decrease) increase in cash	(2,637,425)	2,018,024

Cash, beginning of year	5,592,554	3,574,530
Cash, end of year	$2,955,129	$5,592,554

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$12,549	$105,368
Income Taxes	$85,567	$171,191

Non Cash Investing and Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$18,224	$-
Note Receivable received in connection with the sale of the Anti-Noise Products Division	$-	$600,000

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

(Loss) income Per Share

Basic (loss) income earnings per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings adjusts basic (loss) earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	December 31,
	2016	2015
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 12)	17,369,820	11,399,821
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	1,524,758	-
Series D Convertible Preferred Stock (Note 9)	3,628,576	-

Total potentially dilutive common shares	22,523,154	11,399,821

	December 31,
	2016	2015
Numerator:
Net (loss) income	$(1,253,626)	$3,044,170
Denominator:
Basic Weighted average shares	64,785,439	64,000,309
Effect of dilutive securities:
Stock options	-	2,277,435
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	-	2,023,658
Series D Convertible Preferred Stock (Note 9)	-	3,628,576

Denominator for diluted (loss) income per share-adjusted weighted average
shares after assumed conversions	64,785,439	71,929,978

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2016 and 2015, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2016, the Company’s cash was held at four financial institutions.

Concentration of Risk

The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	December 31,
	2016	2015
Customer A	14%	*
Customer B	24%	*
Customer C	36%	*
Customer D	*	81%
Customer E	*	13%
____________________

*	Amounts are less than 10%

Customer D accounted for approximately 22% and 6% of accounts receivable at December 31, 2016 and 2015, respectively. Customer E accounted for approximately 92% of accounts receivable at December 31, 2015.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2016 and 2015.

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

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016 the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2013 through 2016. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation

At December 31, 2016, Andrea had one stock-based employee compensation plans, which is described more fully in Note 11. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

In accordance with ASC 720 all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2016 and 2015 were approximately $12,000 and $11,000, respectively and are included in general, administrative and selling expenses.

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

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2016 and 2015, the carrying value of all financial instruments approximated fair value.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. ASU 2015-17 may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company has adopted ASU 2015-17 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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
DECEMBER 31, 2016

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (230) – Restricted Cash.” ASU No. 2016-18 requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-20 amends certain aspects of ASU No. 2014-09 and clarifies, rather than changes, the core revenue recognition principles in ASU No. 2014-09. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consists of the following:

	December 31,
	2016	2015
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	874,943	861,241
	9,442,391	9,428,689
Less: accumulated amortization	(9,132,497)	(9,083,330)
	$309,894	$345,359

The changes in the carrying amount of intangible assets during the years ended December 31, 2016 and 2015 were as follows:

Patents and Trademarks
Balance as of January 1, 2015	$374,157
Additions during the period	28,868
Amortization	(57,666)
Balance as of December 31, 2015	345,359
Additions during the period	13,702
Amortization	(49,167)
Balance as of December 31, 2016	$309,894

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2016 and 2015, Andrea concluded that there were no long-lived assets that required to be tested for recoverability.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Amortization expense was $49,167 and $57,666 for the years ended December 31, 2016 and 2015, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $46,000, $43,000, $36,000, $24,000 and $15,000, respectively.

4. INVENTORIES, net

Inventories, net, consist of the following:

	December 31,
	2016	2015
Raw materials	$17,533	$21,253
Finished goods	188,304	152,050
	205,837	173,303
Less: reserve for obsolescence	(119,325)	(115,275)
	$86,512	$58,028

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consists of the following:

	December 31,
	2016	2015
Information Technology Equipment	$258,715	$258,715
Furniture and fixtures	87,958	87,958
Tools, molds and testing equipment	189,333	189,333
	536,006	536,006
Less: accumulated depreciation and amortization	(472,395)	(449,046)
	$63,611	$86,960

Depreciation and amortization of property and equipment from continuing operations was $23,349 and $25,455 for the years ended December 31, 2016 and 2015, respectively.

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT, AND LONG-TERM DEBT

Revenue Sharing and Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was originally recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet and was fully repaid as of September 30, 2016. AND34’s rights to the Company’s Monetization Revenues (as defined in the Revenue Sharing Agreement) from the Patents and the Notes are secured by the Patents. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 of which were repaid in 2016. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”). Under the Rider, Andrea has agreed to issue and sell to AND34 Additional Notes up to an aggregate original amount of $7,000,000, or such greater amount as AND34 may agree to in its sole discretion, during the four year period beginning on the date of execution of the Rider. The Additional Notes will have a Maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement, and be used for expenses of the Company incurred in pursuing patent monetization. As of December 31, 2016, there is $1,400,000 in Additional Notes outstanding.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (Note 13). For year ended December 31, 2016 there was approximately $2,944,000 of non-recurring monetization revenues recognized for patent licensing agreements entered into during 2016 in which the Company recorded and paid licensing revenue sharing expense of approximately $290,000.

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

Advance from Revenue Sharing Agreement

	December 31,
	2016	2015
Advance from Revenue Sharing Agreement	$-	$312,067
Less: short-term Advance from Revenue Sharing Agreement	-	(196,477)
Long-term Advance from Revenue Sharing Agreement, net of short-term
Advance from Revenue Sharing Agreement	$-	$115,590

Amounts reported as short-term Advance from the Revenue Sharing Agreement reflect amount expected to be paid in the next twelve months.

Long-term debt

	December 31,
	2016	2015
Note Payable	$1,400,000	$1,900,000
PIK interest	10,153	775
Total long-term debt	1,410,153	1,900,775
Less: current maturities of long-term debt	-	(1,900,775)
Long-term debt, net of current maturities	$1,410,153	$-

The unpaid principal amount of the Notes (including any PIK Interest) will have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (3% at December 31, 2016 and 2015); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Notes by the amount of such interest (“PIK Interest”). The principal balance of the Notes and all unpaid interest thereon will be due the earlier of receipt of Monetization Revenues or on June 30, 2020. The Company may prepay the Notes from time to time in whole or in part, without penalty or premium. During the years ended December 31, 2016 and December 31, 2015, $3,600,000 and $7,700,000, respectively, of notes payable were issued to AND34. Amounts reported as current maturities of long-term debt reflect amount expected to be paid in the next twelve months.

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2016	2015
Accrued payroll and related expenses	$25,630	$347,798
Accrued patent monetization expenses	50,023	1,230,314
Accrued professional and other service fees	62,710	62,721
Total other current liabilities	$138,363	$1,640,833

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

As of December 31, 2016, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and remaining accrued dividends of $55,697.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

As of December 31, 2016, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2015 and during the years ended December 31, 2016 and 2015.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2013 through 2016. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2016. For the year ended December 31, 2016, the Company determined that, more likely than not, its deferred tax assets would be not be realized and, accordingly, increased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The provision for income tax consists of the following:

	For the Years Ended December 31,
	2016	2015
Current:
Federal	$(45,000)	$8,141
Foreign	58,092	146,372
State and Local	-	-
Total Current	13,092	154,513

Deferred
Federal	(368,000)	(1,269,000)
Foreign	-	-
State and Local	(54,000)	(187,000)
Adjustment to valuation allowance related to net deferred tax assets	422,000	1,456,000
Total Deferred	-	-
Provision for income taxes	$13,092	$154,513

The provision for income taxes for the year ended December 31, 2016 of approximately $13,000 is the result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned partially offset by a Federal income tax refund relating to alternative minimum tax credits. The provision for income taxes for the year ended December 31, 2015 of approximately $154,000 is comprised of approximately $146,000 of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned while approximately $8,000 is the result of certain alternative minimum taxes. The provision related to foreign taxes is deductible, while the provision relating to alternative minimum taxes is able to be offset by future tax benefits. Since the Company records a full valuation against deferred tax assets, the provision relating to alternative minimum taxes of approximately $8,000 will not be reduced by such future tax benefits.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(Loss) income before income taxes is comprised of the following:
	For the Years Ended December 31,
	2016	2015
Domestic	$(1,529,050)	$2,466,823
Foreign	288,516	731,860
Net (loss) income before income taxes	$(1,240,534)	$3,198,683

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to (loss) income before provision for income taxes is as follows:

	For the Years Ended December 31,
	2016	2015
Tax provision at statutory rate	(34)%	34%
State and local taxes	(5)%	5%
Foreign taxes	(4)%	5%
Foreign tax deduction	2%	1%
Incentive Stock Option Expense	1%	(1)%
Change in valuation allowance for net deferred tax assets	39%	(39)%
	(1)%	5%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$56,000	$361,000
Allowance for doubtful accounts	3,000	6,000
Deferred Revenue	-	2,000
Reserve for obsolescence	71,000	72,000
Expense associated with non-qualified stock options	121,000	115,000
Revenue Sharing Agreement	430,000	681,000
General business credit	1,222,000	1,258,000
NOL carryforward	16,153,000	15,139,000
	18,056,000	17,634,000
Less: valuation allowance	(18,056,000)	(17,634,000)
Deferred tax asset, net	$-	$-

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2016	2015
Beginning Balance	$17,634,000	$16,178,000
Change in Allowance	422,000	1,456,000
Ending Balance	$18,056,000	$17,634,000

As of December 31, 2016, Andrea had net operating loss and credit carryforwards of approximately $41.4 million expiring in varying amounts beginning in 2018 through 2036. Andrea has General Business Credits of approximately $1.2 million expiring in varying amounts beginning in 2017 through 2032. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

11. COMMITMENTS AND CONTINGENCIES

Leases

In May 2015, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. The rent expense under this operating lease was $32,347 and $13,125 for the year ended December 31, 2016 and 2015, respectively. The monthly rent under this lease is $2,625 with annual escalations of 3.5%.

Andrea’s previous corporate headquarters were located in Bohemia, New York. The lease from an unrelated party, which expired in May 2015, was for approximately 11,000 square feet and housed Andrea’s warehousing, sales and executive offices. Rent expense under Andrea’s previous operating lease was $37,676 for the year ended December 31, 2015.

As of December 31, 2016, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, are as follows:

2017	55,715
2018	50,287
2019	45,697
2020	30,843
Total	$182,542

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement is August 1, 2014 and expired July 31, 2017 and is subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to six months of his base salary, plus the six months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At December 31, 2016, the future minimum cash commitments under this agreement aggregate $183,330.

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

Legal Proceedings

In December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a law suit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit and has to filed a Motion for Summary Judgment to that affect. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

In September 2016, the Company filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (together, “Samsung”), and requesting injunctive relief. An ITC investigation was instituted on October 19, 2016. Apple and Samsung answered the Company’s Complaint on November 21, 2016. The Company intends to vigorously prosecute its claims at the ITC.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Also in September 2016, the Company filed complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple and Samsung, and requesting monetary and injunctive relief. These cases against Apple and Samsung are stayed pending the outcome of the Company’s litigation at the ITC against Apple and Samsung.

12. STOCK PLANS AND STOCK-BASED COMPENSATION

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorizes the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. The awards can take the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. Awards may be granted to key employees, officers, directors and consultants. No further awards will be granted under the 2006 Plan.

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

During the year ended December 31, 2016, Andrea granted 3,600,000 shares of common stock options with a weighted average fair market fair of $0.05 per share. The grants provide for up to a three-year vesting period, a weighted average exercise price of $0.05 per share, which was the fair market value of the Company’s common stock at the date of grant and a weighted average expected life of 8 years. The fair values of the 3,600,000 stock options granted was $180,000 which was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2016:

During the year ended December 31, 2015, Andrea granted 600,000 shares of common stock options with a weighted average fair market fair of $0.06 per share. The grants provide for up to a three-year vesting period, a weighted average exercise price of $0.06 per share, which was the fair market value of the Company’s common stock at the date of grant and a weighted average expected life of 8 years. The fair values of the 600,000 stock options granted was $38,000 which was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2016:

	December 31, 2016	December 31, 2015
Expected life in years (based on simplified method)	8 years	8 years
Risk-free interest rates	2.09%	2.04%
Volatility (based on historical volatility)	209.5%	205.3%
Dividend yield	0%	0%

Option activity during 2016 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2016	16,929,821	$0.09	$0.08	3.56 years	14,895,122	$0.09	$0.08	2.85 years
Cancelled/Expired	(3,151,997)	$0.12	$0.10
Forfeited	(8,004)	$0.08	$0.08
Granted	3,600,000	$0.05	$0.05
At December 31, 2016	17,369,820	$0.07	$0.07	4.59 years	12,672,230	$0.08	$0.08	2.79 years

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

During the year ended December 31, 2016, 929,105 options vested with a weighted average exercise price of $0.08 and a weighted average fair value of $0.08 per option. Based on the December 31, 2016, fair market value of the Company’s common stock of $0.07 per share, the aggregate intrinsic value of the 17,369,820 options outstanding and 12,672,230 shares exercisable is $222,850 and $147,515, respectively.

Total compensation expense recognized related to stock option awards was $65,569 and $113,167 for the year ended December 31, 2016 and 2015, respectively. In the accompanying consolidated statement of operations for the year ended December 31, 2016, $54,641 of expense is included in general, administrative and selling expenses and $10,928 is included in research and development expenses. In the accompanying consolidated statement of operations for the year ended December 31, 2015, $91,774 of expense is included in general, administrative and selling expenses and $21,393 is included in research and development expenses.

As of December 31, 2016, there was $193,441 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan. This unrecognized compensation cost is expected to be recognized over the next 3 years ($125,642 in 2017, $49,453 in 2018 and $18,346 in 2019).

13. SEGMENT INFORMATION

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in two segments: (i) Patent Monetization; and (ii) Andrea DSP Microphone and Audio Software Products. Patent Monetization includes Monetization Revenues (as defined in our Revenue Sharing Agreement). Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2016 and 2015:

2016 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2016
Net product revenues	$-	$413,084	$413,084
License revenues	2,947,923	221,434	3,169,357
Loss from operations	(21,097)	(1,222,145)	(1,243,242)
Depreciation and amortization	24,583	47,933	72,516
Purchases of patents and trademarks	6,851	6,851	13,702
Assets	673,295	2,973,007	3,646,302
Total long lived assets	154,945	218,560	373,505

2015 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2015
Net product revenues	$-	$388,298	$388,298
License revenues	12,104,958	741,626	12,846,584
Income (loss) from operations	3,595,645	(908,432)	2,687,213
Depreciation and amortization	28,835	54,286	83,121
Purchases of property and equipment	-	18,443	18,443
Purchases of patents and trademarks	14,434	14,434	28,868
Assets	2,278,587	6,282,269	8,560,856
Total long lived assets	172,677	259,642	432,319

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2016 and 2015, and as of each respective year-end, total revenues and accounts receivable by geographic area are as follows:

Geographic Data	2016	2015
Total Revenues:
United States	$1,704,248	$2,498,721
Foreign(1)	1,878,193	10,736,161
	$3,582,441	$13,234,882

Accounts receivable:
United States	$35,268	$1,788,500
Foreign	34,714	113,888
	$69,982	$1,902,388
____________________

(1)	Total revenue from Israel represented 36% of total revenues for the year ended December 31, 2016. Total revenue from the People’s Republic of China and Singapore represented 81% of total revenues for the year ended December 31, 2015.

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

The following table reflects the results of the discontinued operations of the Division’s business segment for the years ended December 31, 2016 and 2015 and as of December 31, 2016 and December 31, 2015, respectively:

	December 31, 2016	December 31, 2015
Operations
Net revenues	$82,591	$662,135
Cost of revenues	82,591	596,565

Gross margin	-	65,570

Research and development expenses	-	18,746
General, administrative and selling expenses	-	349,960
Gain on sale of Anti-Noise Products Division	-	(879,612)

Income from discontinued operations	$-	$576,476

	December 31, 2016	December 31, 2015
Assets
Accounts Receivable, net	$36,995	$27,303
Inventories, net	26,304	122,443
Property and equipment, net	-	-

Assets from discontinued operations	$63,299	$149,746

Liabilities
Trade accounts payable	$-	$-
Other current liabilities	14,700	40,075
Liabilities from discontinued operations	$14,700	$40,075

The assets that were sold consisted of property and equipment, resulting in a gain on sale of approximately $880,000 in the year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President,
Chief Executive Officer and Corporate
Secretary

Date: March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 24, 2017
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 24, 2017
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 24, 2017
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 24, 2017
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 24, 2017
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 24, 2017
Jonathan D. Spaet