Form 10-Q
period 2017-03-31
ANDREA ELECTRONICS CORP
filed 2017-05-12
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New York	11-0482020
State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

620 Johnson Avenue Suite 1-B, Bohemia, NY	11716
Address of Principal Executive Offices)	Zip Code

631-719-1800
Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2017, there were 64,914,935 common shares outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash	$2,343,326	$2,955,129
Accounts receivable, net of allowance for doubtful accounts of $5,100 and $5,092, respectively	71,064	69,982
Inventories, net	81,453	86,512
Prepaid expenses and other current assets	48,267	52,215
Current portion of note receivable	-	103,709
Assets from discontinued operations	15,000	63,299
Total current assets	2,559,110	3,330,846

Property and equipment, net	57,909	63,611
Intangible assets, net	303,295	309,894
Other assets, net	5,250	5,250
Total assets	$2,925,564	$3,709,601

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Trade accounts payable and other current liabilities	$2,095,447	$857,085
Accrued Series C Preferred Stock Dividends	55,697	55,697
Liabilities from discontinued operations	7,200	14,700
Total current liabilities	2,158,344	927,482

Long-term debt	1,420,729	1,410,153
Total liabilities	3,579,073	2,337,635

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 shares; liquidation value: $333,269	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 64,914,935 shares	649,149	649,149
Additional paid-in capital	77,840,883	77,806,356
Accumulated deficit	(79,152,614)	(77,092,612)

Total shareholders’ (deficit) equity	(653,509)	1,371,966

Total liabilities and shareholders’ (deficit ) equity	$2,925,564	$3,709,601

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Revenues
Net product revenues	$113,702	$95,392
License revenues	20,077	3,047,317
Total revenues	133,779	3,142,709

Cost of product revenues	36,718	28,936

Gross margin	97,061	3,113,773

Patent Monetization expenses	1,565,438	1,650,271

Research and development expenses	225,230	195,521

General, administrative and selling expenses	355,500	369,365

Operating (loss) income	(2,049,107)	898,616

Interest expense, net	(7,195)	(2,532)

(Loss) income from operations before provision for income taxes	(2,056,302)	896,084

Provision for income taxes	3,700	39,143

Net (loss) income	$(2,060,002)	$856,941

Basic weighted average shares	64,914,935	64,416,035

Basic net (loss) income per share	$(.03)	$.01

Diluted weighted average shares	64,914,935	71,855,138

Diluted net (loss) income per share	$(.03)	$.01

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’
DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, January 1, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,806,356	$(77,092,612)	$1,371,966
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	34,527	-	34,527
Net loss	-	-	-	-	-	-	-	(2,060,002)	(2,060,002)

Balance, March 31, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,840,883	$(79,152,614)	$(653,509)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net (loss) income	$(2,060,002)	$856,941
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,148	18,024
Stock based compensation expense	34,527	17,244
Reserve (credit) for inventory obsolescence	(66,760)	2,488
Provision for income tax withholding	3,700	39,143
PIK interest, net	10,576	10,416
Accrued interest on note receivable	-	(3,874)
Change in:
Accounts receivable	17,213	450,464
Inventories	98,123	30,898
Prepaid expenses, other current assets and other assets	3,948	3,246
Trade accounts payable and other current liabilities	1,230,862	(1,339,473)
Net cash (used in) provided by operating activities	(709,665)	85,517

Cash flows from investing activities:
Repayments of note receivable	103,709	104,271
Purchases of patents and trademarks	(5,847)	(6,801)
Net cash provided by investing activities	97,862	97,470

Cash flows from financing activities:
Proceeds from long-term notes	-	2,200,000
Net cash provided by financing activities	-	2,200,000

Net (decrease) increase in cash	(611,803)	2,382,987

Cash, beginning of year	2,955,129	5,592,554
Cash, end of period	$2,343,326	$7,975,541

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$3,876	$30,252

See Notes to Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2016 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2016 audited consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

(Loss) income Per Share - Basic (loss) income earnings per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share adjusts basic (loss) earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	17,329,820	11,499,821
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	1,524,758	-
Series D Convertible Preferred Stock (Note 5)	3,628,576	-

Total potentially dilutive common shares	22,483,154	11,499,821

Numerator:
Net (loss) income	$(2,060,002)	$856,941
Denominator:
Basic Weighted average shares	64,914,935	64,416,035
Effect of dilutive securities:
Stock options	-	1,786,869
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	-	2,023,658
Series D Convertible Preferred Stock (Note 5)	-	3,628,576

Denominator for diluted (loss) income per share- adjusted weighted average shares after assumed conversions	64,914,935	71,855,138

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2017 and December 31, 2016, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At March 31, 2017 and December 31, 2016, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Customer A	38%	*
Customer B	31%	*
Customer C	11%	*
Customer D	*	16%
Customer E	*	27%
Customer F	*	41%
____________________

* Amounts are less than 10%

As of March 31, 2017, Customers A, B and C accounted for approximately 25%, 56% and 16%, respectively, of accounts receivable. As of December 31, 2016, Customers A and C accounted for approximately 54% and 22% of accounts receivable, respectively.

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

	March 31, 2017	December 31, 2016
Raw materials	$17,798	$17,533
Finished goods	176,075	188,304
	193,873	205,837
Less: reserve for obsolescence	(112,420)	(119,325)
	$81,453	$86,512

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At March 31, 2017 and December 31, 2016, Andrea concluded that Intangibles and long-lived assets were not required to be tested for recoverability.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consists of the following:

	March 31, 2017	December 31, 2016
Trade accounts payable	$36,809	$31,887
Payroll and related expenses	49,813	25,630
Patent monetization expenses	1,880,244	705,964
Short-term deferred revenue	2,030	-
Professional and other service fees	126,551	93,604
Total trade accounts payable and other current liabilities	$2,095,447	$857,085

Subsequent to March 31, 2017, Andrea received $2,300,000 in Additional Notes to pay current patent monetization expenses.

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016 the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2013 through 2016. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At March 31, 2017, Andrea had one stock-based employee compensation plan, which is described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.

The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted ASU 2014-15 and management has made the appropriate evaluations and disclosures. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. The Company has adopted ASU 2016-09. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net (loss) income for the periods presented.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was originally recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet and was fully repaid as of September 30, 2016. AND34’s rights to the Company’s Monetization Revenues (as defined in the Revenue Sharing Agreement) from the Patents and the Notes are secured by the Patents. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 of which were repaid in 2016. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”). Under the Rider, Andrea has agreed to issue and sell to AND34 Additional Notes up to an aggregate original amount of $7,000,000, or such greater amount as AND34 may agree to in its sole discretion, during the four year period beginning on the date of execution of the Rider. The Additional Notes will have a Maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement, and be used for expenses of the Company incurred in pursuing patent monetization. As of March 31, 2017, there was $1,400,000 and $20,729 in Additional Notes outstanding and PIK interest, respectively. Subsequent to March 31, 2017, Andrea received $2,300,000 in Additional Notes to pay current patent monetization expenses.

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (Note 8). For period ended March 31, 2016 there was approximately $2,944,000 of non-recurring monetization revenues recognized for patent licensing agreements entered into during 2016 in which the Company recorded.

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

Long-term debt

	March 31, 2017	December 31, 2016
Note Payable	$1,400,000	$1,400,000
PIK interest	20,729	10,153
Total long-term debt	1,420,729	1,410,153
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,420,729	$1,410,153

The unpaid principal amount of the Notes (including any PIK Interest) have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (3% at March 31, 2017 and December 31, 2016); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The outstanding principal balance of the Additional Notes and all unpaid interest thereon will be paid within the next twelve months. The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium.

Note 4. Series C Redeemable Convertible Preferred Stock

The Series C Preferred Stock had a stated value of $10,000 plus a $1,671 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551. The shares of Series C Preferred Stock are subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price of $0.2551, or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series C Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series C Preferred Stock.

As of March 31, 2017, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and remaining accrued dividends of $55,697.

Note 5. Series D Redeemable Convertible Preferred Stock

The Series D Preferred Stock is convertible into Common Stock at a conversion price of $0.25 per share. The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment. This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that may be considered grace periods as defined by the Registration Rights Agreement).

As of March 31, 2017, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a lease for its current corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. Rent expense under this operating lease was $8,187 and $7,909 for the three months ended March 31, 2017 and March 31, 2016, respectively. The monthly rent under this lease is $2,725 with annual escalations of 3.5%.

As of March 31, 2017, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2017 (April 1 – December 31)	$40,823
2018	50,319
2019	45,729
2020	30,870
Total	$167,741

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement was August 1, 2014 and it currently expires on July 31, 2017, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to nine months of his base salary, plus the nine months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At March 31, 2017, the future minimum cash commitments under this agreement aggregate $104,080.

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

In January 2017, Apple filed four (4) petitions for inter partes review of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea intends to vigorously defend its patents in these PTO proceedings.

Note 7. Stock Plans and Stock Based Compensation

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

There were no options granted during the three months ended March 31, 2017 or March 31, 2016.

Option activity during the three months ended March 31, 2017 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2017	17,369,820	$0.07	$0.07	4.59 years	12,672,230	$0.08	$0.08	2.79 years
Forfeited	(3,840)	$0.08	$0.08
Canceled	(36,160)	$0.08	$0.07
At March 31, 2017	17,329,820	$0.07	$0.07	4.35 years	12,636,070	$0.08	$0.08	2.56 years

Based on the March 31, 2017, fair market value of the Company’s common stock of $0.05 per share, the aggregate intrinsic value for the 17,329,820 options outstanding and 12,636,070 shares exercisable is $47,850.

Total compensation expense recognized related to stock option awards was $34,527 and $17,244 for the three months ended March 31, 2017 and 2016, respectively. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017, $29,346 of compensation expense is included in general, administrative and selling expenses and $5,181 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations and for the three months ended March 31, 2016, $14,427 of compensation expense is included in general, administrative and selling expenses and $2,817 of compensation expense is included in research and development expenses.

As of March 31, 2017, there was $157,967 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized over the weighted-average period of 1.39 years. Specifically, this unrecognized compensation cost is expected to be recognized during 2017, 2018 and 2019 in the amounts of $90,168, $49,453 and $18,346, respectively.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three-month periods ended March 31, 2017 and 2016.

2017 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Three Month Segment Data
Net product revenues	$-	$113,702	$113,702
License revenues	464	19,613	20,077
Operating loss	(1,694,534)	(354,573)	(2,049,107)
Depreciation and amortization	6,224	11,924	18,148
Assets	276,473	2,634,091	2,910,564
Property and equipment and intangibles	151,644	209,560	361,204
Purchases of patents and trademarks	2,923	2,924	5,847

2016 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Three Month Segment Data
Net product revenues	$-	$95,392	$95,392
License revenues	2,945,862	101,455	3,047,317
Operating income (loss)	1,232,042	(333,426)	898,616
Depreciation and amortization	6,025	11,999	18,024

December 31, 2016 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Year End Segment Data
Assets	$673,295	$2,973,007	$3,646,302
Property and equipment and intangibles	154,945	218,560	373,505

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2017 and 2016 total revenues by geographic area were as follows:

Geographic Data	March 31, 2017	March 31, 2016
Total revenues:
United States	$105,303	$1,431,152
Foreign(1)	28,476	1,711,557
	$133,779	$3,142,709
____________________

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended March 31, 2017. Total revenue from Israel represented 41% of total revenues for the three months ended March 31, 2016.

As of March 31, 2017 and December 31, 2016, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2017	December 31, 2016
Accounts receivable:
United States	$61,502	$35,268
Foreign	9,562	34,714
	$71,064	$69,982

Note 9. Sale of Andrea Anti-Noise Products Division

On April 2, 2015, Andrea Electronics Corporation consummated the transactions contemplated by the Asset Purchase Agreement, by and between Andrea Electronics Corporation and Andrea Communications LLC dated March 27, 2015. Under the Asset Purchase Agreement, the Company sold its Anti-Noise Products Division (the “Division”) and certain related assets for a selling price of $900,000 which included a cash payment of $300,000 and a note receivable of $600,000 payable in 18 equal monthly installments of $34,757 including interest at a rate of 3.25% per annum beginning in October 2015. The note receivable was paid in full in March 2017. In addition, under the Asset Purchase Agreement the Company is entitled to receive an additional $100,000 in the event that the revenues derived from Andrea Communications LLC’s operation of the Division exceed certain thresholds over a specified time period, as defined in the Asset Purchase Agreement. Accordingly, the results of operations, the assets and liabilities of the Division are presented as discontinued operations for both current and prior periods.

The following table reflects the results of the discontinued operations of the Division’s business segment for the three months ended March 31, 2017 and 2016 and as of March 31, 2017 and December 31, 2016, respectively:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Operations
Net Revenues	$16,728	$48,772
Cost of Sales	16,728	48,772

Gross margin	-	-

Research and Development Expenses	-	-
General, administrative and selling expenses	-	-
Gain on sale of Anti-Noise Products Division	-	-

Income from Discontinued Operations	$-	$-

	March 31, 2017	December 31, 2016
Assets
Accounts Receivable, net	$15,000	$36,995
Inventories, net	-	26,304

Assets from Discontinued Operations	$15,000	$63,299

Liabilities
Other current liabilities	7,200	14,700
Liabilities from discontinued operations	$7,200	$14,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and manufacture state-of-the-art digital microphone products and noise reduction software that facilitate natural language, human/machine interfaces. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934. Our patented and patent-pending digital noise canceling technologies enable a speaker to be at a distance from the microphone (we refer to this capability as “far-field” microphone use), and free the speaker from having to use a close talking microphone. We believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. As part of our Patent Monetization efforts we plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales and we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2016. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2016.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s quarterly reports on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Continuing Operations

Three Months ended March 31, 2017 compared to Three Months ended March 31, 2016

Total Revenues

	For the Three Months Ended March 31,		% Change
	2017	2016
Patent Monetization revenues
License revenues	$464	$2,945,862	(100)	(a)
Total Patent Monetization revenues	464	2,945,862	(100)

Andrea DSP Microphone and
Audio Software Product revenues
Revenue from automotive array
microphone products	13,738	4,361	215	(b)
Revenue from OEM array
microphone products	45,411	19,969	127	(c)
Revenue from customized digital
product	50,491	47,743	6	(d)
All other Andrea DSP
Microphone and Audio
Software Product revenues	4,062	23,319	(83)	(e)
License revenues	19,613	101,455	(81)	(f)
Total Andrea DSP Microphone and
Audio Software Products revenues	133,315	196,847	(32)

Total revenues	$133,779	$3,142,709	(96)
____________________

(a)	The decrease of approximately $2,945,000 in license revenues is the result of non-recurring revenue recognized for patent licensing agreements entered into during the three months ended March 31, 2016.
(b)	The approximate $10,000 increase in sales of automotive array microphone products is the result of increased product sales to integrators of public safety and mass transit vehicle solutions for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.
(c)	The approximate $25,000 increase in OEM array microphone products for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 is primarily the result of increased product revenues from integrators of commercial product audio solutions.

(d)	The increase of approximately $3,000 for three months ended March 31, 2017 as compared to same period in 2016 in customized digital product revenues is related to increased product revenues to an OEM customer for a customized digital product.
(e)	The approximate $19,000 decrease in all other Andrea DSP Microphone and Audio product revenues for the three months ended March 31, 2017 as compared to same period in 2016 is related to decreased product revenues from all other Andrea DSP Microphone and Audio product revenues.
(f)	The $82,000 decrease in license revenues is a result of a decrease of royalties for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016.

Cost of Revenues

Cost of revenues as a percentage of total revenues, from continuing operations, for the three months ended March 31, 2017 increased to 27% from 1% for the three months ended March 31, 2016. There was no of cost of revenues associated with the Patent Monetization revenues of $464 for the three months ended March 31, 2017 compared to no cost of revenues associated with the Patent Monetization revenues of $2,945,862, for the three months ended March 31, 2016. The cost of revenues as a percentage of total revenues for the three months ended March 31, 2017 for Andrea DSP Microphone and Audio Software Products was 28% compared to 15% for the year ended March 31, 2016. These changes are primarily the result of the decrease of licensing revenues with no associated cost of revenues as described under “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended March 31, 2017 decreased 5% to $1,565,438 from $1,650,271 for the three months ended March 31, 2016. The decrease in Patent Monetization expenses for the three months ended March 31, 2017 is attributable to the timing of legal services incurred in connections with our patent monetization efforts.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2017 increased 15% to $225,230 from $195,521 for the three months ended March 31, 2016. The expenses primarily relate to costs associated with the development of new products. For the three months ended March 31, 2017, the decrease in research and development expenses reflects a 3% increase in our Patent Monetization efforts to $6,224, or 3% of total research and development expenses, and a 16% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $219,006, or 97% of total research and development expenses. These increases are related to an increase in spending with respect to DSP Microphone and Audio Software technologies. Research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 4% to $355,500 for the three months ended March 31, 2017 from $369,365 for the three months ended March 31, 2016. For the three months ended March 31, 2017, general, administrative and selling expenses related to our Patent Monetization efforts were $123,336, or 35% of the total general, administrative and selling expenses and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $232,164, or 65% of total general, administrative and selling expenses.

Interest expense, net

Interest expense, net for the three months ended March 31, 2017 was $7,195 compared to $2,532 for the three months ended March 31, 2016. The change in this line item was attributable to a decrease of interest income related to lower cash balances as well as a lower amount of interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2017 was $3,700 compared to $39,143 for the three months ended March 31, 2016. The provision for the three months ended March 31, 2017 and 2016 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net (loss) income

Net loss for the three months ended March 31, 2017 was $2,060,002 compared to a net income of $856,941 for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2017 and net income for the three months ended March 31, 2016 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2017, we had cash of $2,343,326 compared with $2,955,129 at December 31, 2016. The decrease in our cash balance at March 31, 2017 was primarily a result of cash used in operations.

Our working capital balance at March 31, 2017 was $400,766 compared to working capital of $2,403,364 at December 31, 2016. The decrease in working capital reflects a decrease in total current assets of $771,736 and an increase in total current liabilities of $1,230,862. The decrease in total current assets of $771,736 reflects a decrease in cash of $611,803, an increase in accounts receivable of $1,082, an decrease in inventories of $5,059, a decrease in prepaid expenses and other current assets of $3,948, a decrease in assets from discontinued operations of $48,299 and a decrease in current note receivable of $103,709. The increase in total current liabilities of $1,230,862 reflects an increase in trade accounts payable and other current liabilities of $1,238,362 partially offset by a decrease in liabilities from discontinued operations of $7,500.

The decrease in cash of $611,803 reflects $709,665 of net cash used in operating activities and $97,862 cash provided by investing activities.

The cash used by operating activities of $709,665, excluding non-cash charges for the three months ended March 31, 2017, was attributable to a $17,213 decrease in accounts receivable, a $98,123 decrease in inventories, a $3,948 decrease in prepaid expenses, other current assets and other assets, a $1,230,862 increase in trade accounts payable and other current liabilities. The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets and trade accounts payable and other current liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash provided by investing activities of $97,862 reflects $103,709 of repayments in note receivable offset in part by $5,847 in patent and trademark related expenses. The increase in patent and trademark expenses reflects capital expenditures associated with our intellectual property.

We plan to improve our cash flows in 2017 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of May 10, 2017, Andrea had approximately $3,300,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In January 2017, Apple filed four (4) petitions for inter partes review of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea intends to vigorously defend its patents in these PTO proceedings.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended March 31, 2017 were $133,779 compared to $3,142,709 for the three months ended March 31, 2016. Net loss for the three months ended March 31, 2017 was $2,060,002, or $0.03 loss per share on a basic and diluted basis, compared to a net income of $856,941, or $0.01 per share on a basic and diluted basis for the three months ended March 31, 2016. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of May 10, 2017. The number of shares outstanding does not include an aggregate of 22,483,154 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 35% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 17,329,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications*
	Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: May 12, 2017

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 12, 2017
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 12, 2017
Corisa L. Guiffre	Assistant Corporate Secretary