Form 10-Q
period 2017-06-30
ANDREA ELECTRONICS CORP
filed 2017-08-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-4324

ANDREA ELECTRONICS CORPORATION
---------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

New York	11-0482020
State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

620 Johnson Avenue Suite 1-B, Bohemia, NY	11716
(Address of Principal Executive Offices)	Zip Code

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2017, there were 64,914,935 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash	$4,412,484	$2,955,129
Accounts receivable, net of allowance for doubtful accounts of $5,100 and $5,092, respectively	63,690	69,982
Inventories, net	91,191	86,512
Prepaid expenses and other current assets	90,131	52,215
Current portion of note receivable	-	103,709
Assets from discontinued operations	-	63,299
Total current assets	4,657,496	3,330,846

Property and equipment, net	62,538	63,611
Intangible assets, net	294,671	309,894
Other assets, net	5,250	5,250
Total assets	$5,019,955	$3,709,601

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Trade accounts payable and other current liabilities	$3,610,207	$857,085
Accrued Series C Preferred Stock Dividends	55,697	55,697
Liabilities from discontinued operations	-	14,700
Total current liabilities	3,665,904	927,482

Long-term debt	6,046,137	1,410,153
Total liabilities	9,712,041	2,337,635

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 shares; liquidation value: $333,269	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 64,914,935 shares	649,149	649,149
Additional paid-in capital	77,874,513	77,806,356
Accumulated deficit	(83,224,821)	(77,092,612)

Total shareholders’ (deficit) equity	(4,692,086)	1,371,966

Total liabilities and shareholders’ (deficit ) equity	$5,019,955	$3,709,601

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues
Net product revenues	$70,097	$144,459	$183,799	$239,851
License revenues	22,697	52,371	42,774	3,099,688
Total revenues	92,794	196,830	226,573	3,339,539

Cost of product revenues	25,936	43,622	62,654	72,558

Gross margin	66,858	153,208	163,919	3,266,981

Patent Monetization expenses	3,610,023	73,900	5,175,461	1,724,171

Research and development expenses	203,062	184,527	428,292	380,048

General, administrative and selling expenses	300,185	294,990	655,685	664,355

Operating (loss) income	(4,046,412)	(400,209)	(6,095,519)	498,407

Interest (expense) income, net	(22,715)	5,159	(29,910)	2,627

(Loss) income from operations before provision for income taxes	(4,069,127)	(395,050)	(6,125,429)	501,034

Provision for income taxes	3,080	8,883	6,780	48,026

Net (loss) income	$(4,072,207)	$(403,933)	$(6,132,209)	$453,008

Basic weighted average shares	64,914,935	64,893,005	64,914,935	64,654,520

Basic net (loss) income per share	$(.06)	$(.01)	$(.09)	$.01

Diluted weighted average shares	64,914,935	64,893,005	64,914,935	72,218,444

Diluted net (loss) income per share	$(.06)	$(.01)	$(.09)	$.01

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,806,356	$(77,092,612)	$1,371,966

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	68,157	-	68,157

Net loss	-	-	-	-	-	-	-	(6,132,209)	(6,132,209)

Balance, June 30, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,874,513	$(83,224,821)	$(4,692,086)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net (loss) income	$(6,132,209)	$453,008
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	35,440	36,151
Stock based compensation expense	68,157	34,488
Reserve (credit) for inventory obsolescence	(66,985)	2,067
Provision for income tax withholding	6,780	48,026
PIK interest, net	35,984	11,774
Accrued interest on note receivable	-	(6,930)
Change in:
Accounts receivable	36,507	1,755,581
Inventories	88,610	30,993
Prepaid expenses, other current assets and other assets	(37,916)	(10,023)
Taxes payable	-	(45,000)
Repayments of Advance from Revenue Sharing Agreement	-	(196,478)
Trade accounts payable and other current liabilities	2,738,422	(2,363,046)
Net cash used in operating activities	(3,227,210)	(249,389)

Cash flows from investing activities:
Purchases of property and equipment	(10,330)	-
Proceeds from repayments of note receivable	103,709	208,542
Purchases of patents and trademarks	(8,814)	(9,700)
Net cash provided by investing activities	84,565	198,842

Cash flows from financing activities:
Repayments of long-term notes and PIK interest	-	(3,508,124)
Proceeds from long-term notes	4,600,000	2,200,000
Net cash provided by (used in) financing activities	4,600,000	(1,308,124)

Net increase (decrease) in cash	1,457,355	(1,358,671)

Cash, beginning of year	2,955,129	5,592,554
Cash, end of period	$4,412,484	$4,233,883

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$10,891
Income Taxes	$3,876	$115,395

Non Cash Investing and Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$-	$13,235

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	17,329,820	16,884,821	17,329,820	8,283,000
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	1,524,758	1,524,758	1,524,758	-
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576	3,628,576	-
Total potentially dilutive common shares	22,483,154	22,038,155	22,483,154	8,283,000

Numerator:
Net (loss) income	$(4,072,207)	$(403,933)	$(6,132,209)	$453,008
Denominator:
Basic Weighted average shares	64,914,935	64,893,005	64,914,935	64,654,520
Effect of dilutive securities:
Stock options	-	-	-	2,410,590
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	-	-	-	1,524,758
Series D Convertible Preferred Stock (Note 5)	-	-	-	3,628,576

Denominator for diluted (loss) income per share-adjusted weighted average shares after assumed conversions	64,914,935	64,893,005	64,914,935	72,218,444

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended June 30, 2017 and December 31, 2016, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At June 30, 2017 and December 31, 2016, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Customer A	35%	33%	37%	*
Customer B	*	*	21%	*
Customer C	20%	23%	15%	*
Customer D	*	*	*	15%
Customer E	*	*	*	25%
Customer F	*	*	*	39%
Customer G	*	14%	*	*
Customer H	12%	*	*	*
Customer I	*	10%	*	*
____________________

* Amounts are less than 10%

As of June 30, 2017, Customers A, B, C, G and H accounted for approximately 32%, 7%, 24%, 8% and 16%, respectively, of accounts receivable. As of December 31, 2016, Customers A and C accounted for approximately 54% and 22% of accounts receivable, respectively.

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

	June 30, 2017	December 31, 2016
Raw materials	$29,930	$17,533
Finished goods	173,455	188,304
	203,385	205,837
Less: reserve for obsolescence	(112,194)	(119,325)
	$91,191	$86,512

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At June 30, 2017 and December 31, 2016, Andrea concluded that intangibles and long-lived assets were not required to be tested for recoverability.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
Trade accounts payable	$26,408	$31,887
Payroll and related expenses	23,840	25,630
Patent monetization expenses	3,477,802	705,964
Professional and other service fees	82,157	93,604
Total trade accounts payable and other current liabilities	$3,610,207	$857,085

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016 the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2013 through 2016. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At June 30, 2017, Andrea had one stock-based employee compensation plan, which is described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was originally recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet and was fully repaid as of September 30, 2016. AND34’s rights to the Company’s Monetization Revenues (as defined in the Revenue Sharing Agreement) from the Patents and the Notes are secured by the Patents. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 of which were repaid in 2016. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”). Under the Rider, Andrea has agreed to issue and sell to AND34 Additional Notes up to an aggregate original amount of $7,000,000, or such greater amount as AND34 may agree to in its sole discretion, during the four year period beginning on the date of execution of the Rider. The Additional Notes will have a Maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement, and be used for expenses of the Company incurred in pursuing patent monetization. As of June 30, 2017, there was $6,000,000 and $46,137 in Additional Notes outstanding and PIK interest, respectively.

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (Note 8). For period ended March 31, 2016, there was approximately $2,944,000 of non-recurring monetization revenues recognized for patent licensing agreements entered into during 2016 in which the Company recorded.

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

Long-term debt

	June 30, 2017	December 31, 2016
Note Payable	$6,000,000	$1,400,000
PIK interest	46,137	10,153
Total long-term debt	6,046,137	1,410,153
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$6,046,137	$1,410,153

The unpaid principal amount of the Notes (including any PIK Interest) have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (3% at June 30, 2017 and December 31, 2016); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The outstanding principal balance of the Additional Notes and all unpaid interest thereon will be paid within the next twelve months. The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium.

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

As of June 30, 2017, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and remaining accrued dividends of $55,697.

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

As of June 30, 2017, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a lease for its current corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. Rent expense under this operating lease was $8,375 and $8,085 for the three months ended June 30, 2017 and June 30, 2016, respectively. Rent expense under this operating lease was $16,562 and $15,994 for the six months ended June 30, 2017 and June 30, 2016, respectively. The monthly rent under this lease is $2,823 with annual escalations of 3.5%.

As of June 30, 2017, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2017 (July 1 – December 31)	$33,493
2018	62,119
2019	57,529
2020	35,787
Total	$188,928

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement was August 1, 2014 and, , as amended for extension of its term, it currently expires on January 31, 2018, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea will receive an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to nine months of his base salary, plus the nine months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At June 30, 2017, the future minimum cash commitments under this agreement aggregate $175,000.

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

In September 2016, the Company filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (together, “Samsung”), and requesting injunctive relief. An ITC investigation was instituted on October 19, 2016. Apple and Samsung answered the Company’s Complaint on November 21, 2016. The evidentiary hearing is scheduled for August 21-25, 2017, before an ITC Administrative Law Judge. The Company intends to vigorously prosecute its claims at the ITC.

Also in September 2016, the Company filed complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple and Samsung, and requesting monetary and injunctive relief. These cases against Apple and Samsung are stayed pending the outcome of the Company’s litigation at the ITC against Apple and Samsung.

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea intends to vigorously defend its patents in these PTO proceedings.

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

The stock option awards granted under this plan have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; with vesting periods of up to four years and 10-year contractual terms. The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during the three or six months ended June 30, 2017 or June 30, 2016.

Option activity during the six months ended June 30, 2017 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2017	17,369,820	$0.07	$0.07	4.59 years	12,672,230	$0.08	$0.08	2.79 years
Forfeited	(3,840)	$0.08	$0.08
Canceled	(36,160)	$0.08	$0.07
At June 30, 2017	17,329,820	$0.07	$0.07	4.10 years	12,669,370	$0.08	$0.08	2.31 years

Based on the June 30, 2017, fair market value of the Company’s common stock of $0.06 per share, the aggregate intrinsic value for the 17,329,820 options outstanding and 12,669,370 shares exercisable is $132,700 and $96,700, respectively.

Total compensation expense recognized related to stock option awards was $33,630 and $17,244 for the three months ended June 30, 2017 and 2016, respectively. In the accompanying condensed consolidated statement of operations for the three months ended June 30, 2017, $29,062 of compensation expense is included in general, administrative and selling expenses and $4,568 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations and for the three months ended June 30, 2016, $14,427 of compensation expense is included in general, administrative and selling expenses and $2,817 of compensation expense is included in research and development expenses.

Total compensation expense recognized related to stock option awards was $68,157 and $34,488 for the six months ended June 30, 2017 and 2016, respectively. In the accompanying condensed consolidated statement of operations for the six months ended June 30, 2017, $58,408 of compensation expense is included in general, administrative and selling expenses and $9,749 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the six months ended June 30, 2016, $28,854 of compensation expense is included in general, administrative and selling expenses and $5,634 of compensation expense is included in research and development expenses.

As of June 30, 2017, there was $124,337 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized over the weighted-average period of 1.15 years. Specifically, this unrecognized compensation cost is expected to be recognized during 2017, 2018 and 2019 in the amounts of $56,538, $49,453 and $18,346, respectively.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three and six-month periods ended June 30, 2017 and 2016.

2017 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Three Month Segment Data
Net product revenues	$-	$70,097	$70,097
License revenues	553	22,144	22,697
Operating loss	(3,704,332)	(342,080)	(4,046,412)
Depreciation and amortization	5,796	11,496	17,292
Assets	2,859,636	2,160,319	5,019,955
Property and equipment and intangibles	147,333	209,876	357,209
Purchases of patents and trademarks	1,483	1,484	2,967
Purchases of property and equipment	-	10,330	10,330

2016 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Three Month Segment Data
Net product revenues	$-	$144,459	$144,459
License revenues	846	51,525	52,371
Operating loss	(130,726)	(269,483)	(400,209)
Depreciation and amortization	6,100	12,027	18,127
Purchases of patents and trademarks	1,450	1,449	2,899

December 31, 2016 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Year End Segment Data
Assets	$673,295	$2,973,007	$3,646,302
Property and equipment and intangibles	154,945	218,560	373,505

2017 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Six Month Segment Data
Net product revenues	$-	$183,799	$183,799
License revenues	1,017	41,757	42,774
Operating loss	(5,398,866)	(696,653)	(6,095,519)
Depreciation and amortization	12,020	23,420	35,440
Purchases of patents and trademarks	4,407	4,407	8,814
Purchases of property and equipment	-	10,330	10,330

2016 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Six Month Segment Data
Net product revenues	$-	$239,851	$239,851
License revenues	2,946,708	152,980	3,099,688
Operating income (loss)	1,101,314	(602,907)	498,407
Depreciation and amortization	12,125	24,026	36,151
Purchases of patents and trademarks	4,850	4,850	9,700

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2017 and 2016 total revenues by geographic area were as follows:

Geographic Data	June 30, 2017	June 30, 2016
Total revenues:
United States	$36,984	$100,494
Foreign(1)	55,810	96,336
	$92,794	$196,830
____________________

(1)	Net revenues to People’s Republic of China represented 37% and 40% of total net revenues for the three months ended June 30, 2017 and, 2016, respectively.

For the six-month periods ended June 30, 2017 and 2016 total revenues by geographic area were as follows:

Geographic Data	June 30, 2017	June 30, 2016
Total revenues:
United States	$142,287	$1,531,646
Foreign(1)	84,286	1,807,893
	$226,573	$3,339,539
____________________

(1)	Net revenues to People’s Republic of China represented 22% of total net revenues for the six months ended June 30, 2017. Total revenue from Israel represented 39% of total revenues for the six months ended June 30, 2016.

As of June 30, 2017 and December 31, 2016, accounts receivable by geographic area were as follows:

Geographic Data	June 30, 2017	December 31, 2016
Accounts receivable:
United States	$32,047	$35,268
Foreign	31,643	34,714
	$63,690	$69,982

Note 9. Sale of Andrea Anti-Noise Products Division

On April 2, 2015, Andrea Electronics Corporation consummated the transactions contemplated by the Asset Purchase Agreement, by and between Andrea Electronics Corporation and Andrea Communications LLC dated March 27, 2015. Under the Asset Purchase Agreement, the Company sold its Anti-Noise Products Division (the “Division”) and certain related assets for a selling price of $900,000 which included a cash payment of $300,000 and a note receivable of $600,000 paid in 18 equal monthly installments of $34,757 including interest at a rate of 3.25% per annum beginning in October 2015. The note receivable was paid in full in March 2017. Accordingly, the results of operations, the assets and liabilities of the Division are presented as discontinued operations for both current and prior periods.

The following table reflects the results of the discontinued operations of the Division’s business segment for the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operations
Net Revenues	$-	$19,588	$16,728	$68,360
Cost of Sales	-	19,588	16,728	68,360
Gross margin	-	-	-	-
Research and Development Expenses	-	-	-	-
General, administrative and selling expenses	-	-	-	-
Gain on sale of Anti-Noise Products Division	-	-	-	-
Income from Discontinued Operations	$-	$-	$-	$-

	June 30, 2017	December 31, 2016
Assets
Accounts Receivable, net	$-	$36,995
Inventories, net	-	26,304
Assets from Discontinued Operations	$-	$63,299
Liabilities
Other current liabilities	-	14,700
Liabilities from Discontinued Operations	$-	$14,700

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

Results Of Operations

Three and Six Months ended June 30, 2017 compared to Three and Six Months ended June 30, 2016

Total Revenues

	For the Three Months Ended			For the Six Months Ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Patent Monetization revenues
License revenues	$553	$846	(35)	$1,017	$2,946,708	(100)	(a)
Total Patent Monetization revenues	553	846	(35)	1,017	2,946,708	(100)

Andrea DSP Microphone and Audio Software Product revenues
Revenue from automotive array microphone products	15,314	15,499	(1)	29,052	19,860	46	(b)
Revenue from OEM array microphone products	23,554	61,913	(62)	70,307	81,882	(14)	(c)
Revenue from customized digital products	25,529	64,037	(60)	76,020	111,780	(32)	(d)
All other Andrea DSP Microphone and Audio Software Product revenues	5,700	3,010	89	8,420	26,329	(68)	(e)
License revenues	22,144	51,525	(57)	41,757	152,980	(73)	(f)
Total Andrea DSP Microphone and Audio Software Products revenues	92,241	195,984	(53)	225,556	392,831	(43)
Total revenues	$92,794	$196,830	(53)	$226,573	$3,339,539	(93)

(a)	The decrease of approximately $2,946,000 in license revenues is the result of non-recurring revenue recognized for patent licensing agreements entered into during the three months ended March 31, 2016.
(b)	The approximate $9,000 increase in sales of automotive array microphone products is the result of increased product sales to integrators of public safety and mass transit vehicle solutions for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.
(c)	The approximate $38,000 and $12,000 decreases in OEM array microphone products for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016 is primarily the result of timing of purchases from integrators of commercial product audio solutions.
(d)	The decreases of approximately $39,000 and $36,000 for the three and six months ended June 30, 2017, respectively, as compared to same periods in 2016 in customized digital product revenues is related to timing of purchases from an OEM customer for a customized digital product.
(e)	The approximate $18,000 decrease in all other Andrea DSP Microphone and Audio Software product revenues for the six months ended June 30, 2017 as compared to the same period in 2016 is related to decreased product demand for all other Andrea DSP Microphone and Audio Software products.
(f)	The $29,000 and $111,000 decreases in license revenues are a result of decreases of royalties for the three and six month periods ended June 30, 2017 as compared to the three and six month periods ended June 30, 2016.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended June 30, 2017 and 2016 was 27% and 22%, respectively. Cost of product revenues as a percentage of net revenues for the six months ended June 30, 2017 and 2016 was 28% and 2%, respectively. There was no cost of revenues associated with the Patent Monetization revenues of $553 and $1,017 for the three and six months ended June 30, 2017 nor cost of revenues associated with the Patent Monetization revenues of $846 and $2,946,708, for the three and six months ended June 30, 2016. The cost of product revenues as a percentage of total revenues for the three months ended June 30, 2017 for Andrea DSP Microphone and Audio Software Products was 28% compared to 22% for the three months ended June 30, 2016. The cost of product revenues as a percentage of total revenues for the six months ended June 30, 2017 for Andrea DSP Microphone and Audio Software Products was 28% compared to 2% for the six months ended June 30, 2016. These changes are primarily the result of the decrease of licensing revenues with no associated cost of product revenues as described under “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended June 30, 2017 increased 4,785% to $3,610,023 from $73,900 for the three months ended June 30, 2016. Patent monetization expenses for the six months ended June 30, 2017 increased by 200% to $5,175,461 from $1,724,171 for the six months ended June 30, 2016. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2017 increased 10% to $203,062 from $184,527 for the three months ended June 30, 2016. The expenses primarily relate to costs associated with the development of new products. For the three months ended June 30, 2017, the increase in research and development expenses reflects a 5% decrease in our Patent Monetization efforts to $5,796, or 3% of total research and development expenses, and an 11% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $197,266, or 97% of total research and development expenses. Research and development expenses for the six months ended June 30, 2017 increased 13% to $428,292 from $380,048 for the six months ended June 30, 2016. These expenses primarily relate to costs associated with the development of new products. For the six months ended June 30, 2017, the increase in research and development expenses reflects a 1% decrease in our Patent Monetization efforts to $12,020, or 3% of total research and development expenses and a 13% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $416,272, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 2% to $300,185 for the three months ended June 30, 2017 from $294,990 for the three months ended June 30, 2016. For the three months ended June 30, 2017, general, administrative and selling expenses related to our Patent Monetization efforts were $89,066, or 30% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $211,119, or 70% of total general, administrative and selling expenses. General, administrative and selling expenses decreased approximately 1% to $655,685 for the six months ended June 30, 2017 from $664,355 for the three months ended June 30, 2016. For the six months ended June 30, 2017, general, administrative and selling expenses related to our Patent Monetization efforts were $212,402 or 32% of the total general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $443,283, or 68% of total general, administrative and selling expenses.

Interest expense (income), net

Interest expense, net for the three months ended June 30, 2017 was $22,715 compared to $5,159 of interest income, net for the three months ended June 30, 2016. Interest expense, net for the six months ended June 30, 2017 was $29,910 compared to interest income, net $2,627 for the six months ended June 30, 2016. The change in this line item was attributable to an increase in interest expense on higher note payable balances combined with a decrease of interest income related to lower cash balances as well as a lower amount of interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2017 was $3,080 compared to $8,883 for the three months ended June 30, 2016. The income tax provision for the six months ended June 30, 2017 was $6,780 compared to $48,026 for the six months ended June 30, 2016. The provision for the three and six months ended June 30, 2017 and 2016 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net (loss) income

Net loss for the three months ended June 30, 2017 was $4,072,207 compared to a net loss $403,923 for the three months ended June 30, 2016. Net loss for the six months ended June 30, 2017 was $6,132,209 compared to a net income of $453,008 for the six months ended June 30, 2016. The net (loss) income for the three and six months ended June 30, 2017 and 2016, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2017, we had cash of $4,412,484 compared with $2,955,129 at December 31, 2016. The increase in our cash balance at June 30, 2017 was primarily a result of cash provided by financing.

Our working capital balance at June 30, 2017 was $991,592 compared to working capital of $2,403,364 at December 31, 2016. The decrease in working capital reflects an increase in total current assets of $1,326,650 and an increase in total current liabilities of $2,738,422. The increase in total current assets of $1,326,650 reflects an increase in cash of $1,457,355, a decrease in accounts receivable of $6,292, an increase in inventories of $4,679, an increase in prepaid expenses and other current assets of $37,916, a decrease in assets from discontinued operations of $63,299 and a decrease in current note receivable of $103,709. The increase in total current liabilities of $2,738,422 reflects an increase in trade accounts payable and other current liabilities of $2,753,122 partially offset by a decrease in liabilities from discontinued operations of $14,700.

The increase in cash of $1,457,355 reflects $3,227,210 of net cash used in operating activities, $84,565 cash provided by investing activities and $4,600,000 of cash provided by financing activities.

The cash used by operating activities of $3,227,210, excluding non-cash charges for the six months ended June 30, 2017, was attributable to a $36,507 decrease in accounts receivable, an $88,610 decrease in inventories, a $37,916 increase in prepaid expenses, other current assets and other assets, a $2,738,422 increase in trade accounts payable and other current liabilities. The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets and trade accounts payable and other current liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash provided by investing activities of $84,565 reflects $103,709 of repayments in note receivable offset in part by $8,814 in patent and trademark related expenses and $10,330 of purchases of property and equipment. The increase in patent and trademark expenses reflects capital expenditures associated with our intellectual property. The increase in property and equipments is associated with the purchases of test fixtures.

The cash provided by financing activities of $4,600,000, reflects proceeds from long-term debt.

We plan to improve our cash flows in 2017 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of August 10, 2017, Andrea had approximately $2,100,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In September 2016, the Company filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (together, “Samsung”), and requesting injunctive relief. An ITC investigation was instituted on October 19, 2016. Apple and Samsung answered the Company’s Complaint on November 21, 2016. The evidentiary hearing is scheduled for August 21-25, 2017, before an ITC Administrative Law Judge. The Company intends to vigorously prosecute its claims at the ITC.

Also in September 2016, the Company filed complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple and Samsung, and requesting monetary and injunctive relief. These cases against Apple and Samsung are stayed pending the outcome of the Company’s litigation at the ITC against Apple and Samsung.

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea intends to vigorously defend its patents in these PTO proceedings.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended June 30, 2017 were $92,974 compared to $196,830 for the three months ended June 30, 2016. Our total revenues for the six months ended June 30, 2017 were $226,573 compared to $3,339,539 for the six months ended June 30, 2016. Net loss for the three months ended June 30, 2017 was $4,072,207, or $0.06 loss per share on a basic and diluted basis, compared to a net loss of $403,933, or $0.01 per share on a basic and diluted basis for the three months ended June 30, 2016. Net loss for the six months ended June 30, 2017 was $6,132,209, or $0.09 loss per share on a basic and diluted basis, compared to a net income of $453,008, or $0.01 per share on a basic and diluted basis for the six months ended June 30, 2016. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of August 10, 2017. The number of shares outstanding does not include an aggregate of 22,483,154 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 35% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 17,329,820 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

a) Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications*
Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: August 14, 2017

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2017
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2017
Corisa L. Guiffre	Assistant Corporate Secretary