Form 10-Q
period 2017-09-30
ANDREA ELECTRONICS CORP
filed 2017-11-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2017, there were 64,914,935 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash	$7,510,854	$2,955,129
Accounts receivable, net of allowance for doubtful accounts of $5,092	254,120	69,982
Inventories, net	175,499	86,512
Prepaid expenses and other current assets	75,659	52,215
Current portion of note receivable	-	103,709
Assets from discontinued operations	-	63,299
Total current assets	8,016,132	3,330,846

Property and equipment, net	59,672	63,611
Intangible assets, net	289,125	309,894
Other assets, net	5,250	5,250
Total assets	$8,370,179	$3,709,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable and other current liabilities	$1,578,862	$857,085
Accrued Series C Preferred Stock Dividends	55,697	55,697
Liabilities from discontinued operations	-	14,700
Current portion of long-term debt	5,999,000	-
Total current liabilities	7,633,559	927,482

Long-term debt	84,548	1,410,153
Total liabilities	7,718,107	2,337,635

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 shares; liquidation value: $333,269	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 64,914,935 shares	649,149	649,149
Additional paid-in capital	77,907,720	77,806,356
Accumulated deficit	(77,913,870)	(77,092,612)

Total shareholders’ equity	652,072	1,371,966

Total liabilities and shareholders’ equity	$8,370,179	$3,709,601

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Net product revenues	$277,113	$117,870	$460,912	$357,721
License revenues	6,030,561	45,010	6,073,335	3,144,698
Total revenues	6,307,674	162,880	6,534,247	3,502,419

Cost of revenues
License revenue sharing	-	289,463	-	289,463
Cost of product revenues	80,277	28,521	142,931	101,079
Total cost of revenues	80,277	317,984	142,931	390,542

Gross margin	6,227,397	(155,104)	6,391,316	3,111,877

Patent Monetization expenses	343,846	10,074	5,519,307	1,734,245

Research and development expenses	199,698	182,335	627,990	562,383

General, administrative and selling expenses	334,161	295,916	989,846	960,271

Operating income (loss)	5,349,692	(643,429)	(745,827)	(145,022)

Interest (expense) income, net	(35,227)	3,228	(65,137)	5,855

Income (loss) from operations before provision for income taxes	5,314,465	(640,201)	(810,964)	(139,167)

Provision (benefit) for income taxes	3,514	(38,710)	10,294	9,316

Net income (loss)	$5,310,951	$(601,491)	$(821,258)	$(148,483)

Basic weighted average shares	64,914,935	64,914,935	64,914,935	64,741,959

Basic net income (loss) per share	$.08	$(.01)	$(.01)	$(.00)

Diluted weighted average shares	72,023,732	64,914,935	64,914,935	64,741,959

Diluted net income (loss) per share	$.07	$(.01)	$(.01)	$(.00)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,806,356	$(77,092,612)	$1,371,966
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	101,364	-	101,364
Net loss	-	-	-	-	-	-	-	(821,258)	(821,258)
Balance, September 30, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,907,720	$(77,913,870)	$(652,072)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(821,258)	$(148,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,702	54,038
Stock based compensation expense	101,364	49,372
(Credit) reserve for inventory obsolescence	(8,199)	12,140
Provision for income tax withholding	10,294	9,316
PIK interest, net	73,395	14,107
Accrued interest on note receivable	-	(9,162)
Change in:
Accounts receivable	(157,437)	1,764,734
Inventories	(54,484)	26,968
Prepaid expenses, other current assets and other assets	(23,444)	2,714
Taxes payable	-	(45,000)
Repayments of Advance from Revenue Sharing Agreement	-	(312,067)
Trade accounts payable and other current liabilities	707,077	(3,377,406)
Net cash used in operating activities	(118,990)	(1,958,729)

Cash flows from investing activities:
Purchases of property and equipment	(14,026)	-
Proceeds from repayments of note receivable	103,709	312,813
Purchases of patents and trademarks	(14,968)	(10,681)
Net cash provided by investing activities	74,715	302,132

Cash flows from financing activities:
Repayments of long-term notes and PIK interest	-	(4,112,549)
Proceeds from long-term notes	4,600,000	3,200,000
Net cash provided by (used in) financing activities	4,600,000	(912,549)

Net increase (decrease) in cash	4,555,725	(2,569,146)

Cash, beginning of year	2,955,129	5,592,554
Cash, end of period	$7,510,854	$3,023,408

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$12,548
Income Taxes	$7,656	$124,277

Non Cash Investing and Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$-	$13,235

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

Note 2. Summary of Significant Accounting Policies

Income (loss) Per Share - Basic income (loss) earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	8,985,000	16,869,821	15,163,001	16,869,821
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	1,524,758	1,524,758	1,524,758	1,524,758
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576	3,628,576	3,628,576

Total potentially dilutive common shares	14,138,334	22,023,155	20,316,335	22,023,155

Numerator:
Net income (loss)	$5,310,951	$(601,491)	$(821,258)	$(148,483)
Denominator:
Basic Weighted average shares	64,914,935	64,914,935	64,914,935	64,741,959
Effect of dilutive securities:
Stock options	1,955,463	-	-	-
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	1,524,758	-	-	-
Series D Convertible Preferred Stock (Note 5)	3,628,576	-	-	-

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	72,023,732	64,914,935	64,914,935	64,741,959

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended September 30, 2017 and December 31, 2016, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At September 30, 2017 and December 31, 2016, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Customer A	*	19%	*	*
Customer B	95%	*	92%	*
Customer C	*	47%	*	*
Customer D	*	*	*	14%
Customer E	*	*	*	24%
Customer F	*	*	*	37%
____________________

* Amounts are less than 10%

As of September 30, 2017, Customers A and C accounted for approximately 10% and 3%, respectively, of accounts receivable. As of December 31, 2016, Customer A accounted for approximately 22% of accounts receivable.

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

	September 30, 2017	December 31, 2016
Raw materials	$81,954	$17,533
Finished goods	204,671	188,304
	286,625	205,837
Less: reserve for obsolescence	(111,126)	(119,325)
	$175,499	$86,512

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At September 30, 2017 and December 31, 2016, Andrea concluded that intangibles and long-lived assets were not required to be tested for recoverability.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
Trade accounts payable	$159,928	$31,887
Payroll and related expenses	-	25,630
Patent monetization expenses	1,284,548	705,964
Short-term deferred revenue	10,868	-
Professional and other service fees	123,518	93,604
Total trade accounts payable and other current liabilities	$1,578,862	$857,085

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

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016 the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2013 through 2016. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2017, Andrea did not have any authorized and unexpired stock-based employee compensation plans. However, it did have equity awards outstanding at September 30, 2017 pursuant to its expired 2006 Plan, which is described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method.

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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), (“ASU 2014-09”) which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2017. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.

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

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). ASU 2016-08 maintains the core principles of Topic 606 on revenue recognition, but clarifies whether an entity is a principal or an agent in a contract and the appropriate revenue recognition principles under each of these circumstances. The amendments in ASU 2016-08 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. The Company has adopted ASU 2016-09. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 maintains the core principles of Topic 606 on revenue recognition, but clarifies identification of performance obligations and licensing implementation guidance. The amendments in ASU 2016-10 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow- Scope Improvements and Practical Expedients” (ASU 2016-12”). ASU 2016-12 maintains the core principles of Topic 606 on revenue recognition, but addresses collectability, sales tax presentation, noncash consideration, contract modifications at transition and completed contracts at transition. The amendments in ASU 2016-12 affect the guidance of ASU 2014-09 which is not yet effective. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 provides financial statement readers more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact, if any, this guidance will have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (230) – Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”). ASU 2016-20 amends certain aspects of ASU 2014-09 and clarifies, rather than changes, the core revenue recognition principles in ASU 2014-09. It is effective for annual reporting periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net (loss) income for the periods presented.

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon that evaluation, the Company, other than what is disclosed, did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was originally recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet and was fully repaid as of September 30, 2016. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 which were repaid in 2016. AND34’s rights to the Company’s Monetization Revenues (as defined in the Revenue Sharing Agreement) from the Patents and the Notes are secured by the Patents. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”) pursuant to which the parties agreed that Andrea would issue and sell to AND34 additional Notes up to an aggregate amount of $7,000,000, or such greater amount as AND34 may agree in its sole discretion, during the four-year period beginning on the date of execution of the Rider. In October 2017, Andrea and AND34 executed an amendment to the Rider to issue an additional $500,000 of additional Notes. Under the Rider, as amended, Andrea has agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $7,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four-year period beginning on the date of execution of the Rider. The Additional Notes will have a maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement, and be used for expenses of the Company incurred in pursuing patent monetization. As of September 30, 2017, there was $6,000,000 and $83,548 in Additional Notes outstanding and PIK interest, respectively.

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (See Note 8). For the three months ended September 30, 2017 there was approximately $6,000,000 of non-recurring monetization revenues recognized for patent licensing agreements. For the nine months ended September 30, 2017 and 2016 there was approximately $6,000,000 and $2,944,000, respectively, of non-recurring monetization revenues recognized for patent licensing agreements entered into during the respective period.

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

Long-term debt

	September 30, 2017	December 31, 2016
Note Payable	$6,000,000	$1,400,000
PIK interest	83,548	10,153
Total long-term debt	6,083,548	1,410,153
Less: current maturities of long-term debt	(5,999,000)	-
Long-term debt, net of current maturities	$84,548	$1,410,153

The amount reported as “current maturities of long-term debt” reflects the amount expected to be paid within the next twelve months.

The unpaid principal amount of the Notes (including any PIK Interest) have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3% at September 30, 2017 and December 31, 2016); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The outstanding principal balance of the Additional Notes and all unpaid interest thereon will be paid within the next twelve months. The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium.

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

As of September 30, 2017, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and remaining accrued dividends of $55,697.

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

As of September 30, 2017, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a lease for its current corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. Rent expense under this operating lease was $8,470 and $8,176 for the three months ended September 30, 2017 and September 30, 2016, respectively. Rent expense under this operating lease was $25,031 and $24,170 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The monthly rent under this lease is $2,823 with annual escalations of 3.5%.

As of September 30, 2017, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2017 (October 1 – December 31)	$15,333
2018	62,119
2019	57,529
2020	35,787
Total	$170,768

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea. The effective date of the employment agreement was August 1, 2014 and, as amended for extension of its term, it currently expires on January 31, 2018, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Andrea receives an annual base salary of $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Mr. Andrea is also entitled to a change in control payment equal to three times the three year average of the cash incentive compensation paid or accrued as of the date of termination, continuation of health and medical benefits for three years and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within two years following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to nine months of his base salary, plus the nine months prorated portion of his most recent annual and quarterly bonuses, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 12 months. At September 30, 2017, the future minimum cash commitments under this agreement aggregate $100,000.

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

Legal Proceedings

In December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a lawsuit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. The Company received service of process in April 2011. The Company has retained legal counsel and has filed a response to the compliant. The Company believes the lawsuit is without merit and has filed a Motion for Summary Judgment to that affect. Accordingly, the Company does not believe the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

In September 2016, the Company filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (together, “Samsung”), and requesting injunctive relief. An ITC investigation was instituted on October 19, 2016. Apple and Samsung answered the Company’s Complaint on November 21, 2016. Andrea and Samsung settled all of their current disputes on August 16, 2017 by entering into a Settlement Agreement and a Patent License Agreement. Andrea and Samsung moved to terminate the investigation with respect to Samsung based on these agreements on August 17, 2017, and the presiding ITC Administrative Law Judge (“ALJ”) granted the motion on August 22, 2017. The ITC affirmed the ALJ’s ruling on September 13, 2017, terminating Samsung from the investigation. The evidentiary hearing was held between Andrea and Apple on August 21-24, 2017, before the ALJ. The ALJ issued her initial determination on October 26, 2017. The ALJ ruled that (1) Andrea does not have standing to pursue the investigation as the sole complainant, (2) Apple does not literally infringe Andrea’s asserted patent, (3) the asserted patent is valid and enforceable, and (4) Andrea does not have a domestic industry pursuant to ITC law. The ALJ also recommended that, if Andrea does ultimately prove a violation of the relevant statute by Apple, the ITC should issue Andrea’s requested remedies of a limited exclusion order and cease and desist order against Apple, but delay their implementation by 3 months to one year. Andrea notified the ITC that it appeals the ALJ’s unfavorable rulings on standing, non-infringement, domestic industry, and delayed implementation of the requested remedies on November 8, 2017. The Company intends to vigorously prosecute its appeal at the ITC.

Also in September 2016, the Company filed complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple and Samsung, and requesting monetary and injunctive relief. Andrea also dismissed its New York case against Samsung on September 13, 2017 based on the aforementioned Settlement Agreement and a Patent License Agreement. The case against Apple remains stayed pending the final outcome of the Company’s litigation at the ITC against Apple.

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Andrea intends to vigorously defend its patents in these PTO proceedings.

Note 7. Stock Plans and Stock Based Compensation

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan expired on November 16, 2016 and no further awards will be granted under the 2006 Plan.

Awards previously granted under the 2006 Plan prior to the expiration of the 2006 Plan remain subject to the terms of such 2006 Plan. The stock option awards granted under this plan have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant; with vesting periods of up to four years and 10-year contractual terms. The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As the 2006 Plan expired November 16, 2016, there were no options granted during the three or nine months ended September 30, 2017. There were also no options granted during the three or nine months ended September 30, 2016.

Option activity during the nine months ended September 30, 2017 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2017	17,369,820	$0.07	$0.07	4.59 years	12,672,230	$0.08	$0.08	2.79 years
Forfeited	(3,840)	$0.08	$0.08
Canceled	(2,202,979)	$0.11	$0.09
At September 30, 2017	15,163,001	$0.07	$0.07	4.40 years	10,836,051	$0.08	$0.07	2.64 years

Based on the September 30, 2017, fair market value of the Company’s common stock of $0.08 per share, the aggregate intrinsic value for the 15,163,001 options outstanding and 10,836,051 shares exercisable is $313,400 and $202,060, respectively.

Total compensation expense recognized related to stock option awards was $33,207 and $14,884 for the three months ended September 30, 2017 and 2016, respectively. In the accompanying condensed consolidated statement of operations for the three months ended September 30, 2017, $28,029 of compensation expense is included in general, administrative and selling expenses and $5,178 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended September 30, 2016, $12,067 of compensation expense is included in general, administrative and selling expenses and $2,817 of compensation expense is included in research and development expenses.

Total compensation expense recognized related to stock option awards was $101,364 and $49,372 for the nine months ended September 30, 2017 and 2016, respectively. In the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2017, $86,437 of compensation expense is included in general, administrative and selling expenses and $14,927 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2016, $40,921 of compensation expense is included in general, administrative and selling expenses and $8,451 of compensation expense is included in research and development expenses.

As of September 30, 2017, there was $91,130 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized over the weighted-average period of 1.00 year. Specifically, this unrecognized compensation cost is expected to be recognized during 2017, 2018 and 2019 in the amounts of $23,331, $49,453 and $18,346, respectively.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three and nine-month periods ended September 30, 2017 and 2016.

2017 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Three Month Segment Data
Net product revenues	$-	$277,113	$277,113
License revenues	6,003,709	26,852	6,030,561
Operating income (loss)	5,552,626	(202,934)	5,349,692
Depreciation and amortization	5,850	12,411	18,261
Assets	331,020	8,039,159	8,370,179
Property and equipment and intangibles	144,559	204,238	348,797
Purchases of patents and trademarks	3,077	3,077	6,154
Purchases of property and equipment	-	3,696	3,696

2016 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Three Month Segment Data
Net product revenues	$-	$117,870	$117,870
License revenues	611	44,399	45,010
Operating loss	(388,573)	(254,856)	(643,429)
Depreciation and amortization	6,070	11,817	17,887
Purchases of patents and trademarks	491	490	981

December 31, 2016 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Year End Segment Data
Assets	$673,295	$2,973,007	$3,646,302
Property and equipment and intangibles	154,945	218,560	373,505

2017 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Nine Month Segment Data
Net product revenues	$-	$460,912	$460,912
License revenues	6,004,726	68,609	6,073,335
Operating income (loss)	153,761	(899,588)	(745,827)
Depreciation and amortization	17,870	35,832	53,702
Purchases of patents and trademarks	7,484	7,484	14,968
Purchases of property and equipment	-	14,026	14,026

2016 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2016 Nine Month Segment Data
Net product revenues	$-	$357,721	$357,721
License revenues	2,947,319	197,379	3,144,698
Operating income (loss)	712,742	(857,764)	(145,022)
Depreciation and amortization	18,195	35,843	54,038
Purchases of patents and trademarks	5,341	5,340	10,681

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2017 and 2016 total revenues by geographic area were as follows:

Geographic Data	September 30, 2017	September 30, 2016
Total revenues:
United States	$231,907	$107,820
Foreign(1)	6,075,767	55,060
	$6,307,674	$162,880

____________________
(1)

Net revenues to Korea represented 95% of total net revenues for the three months ended September 30, 2017. Net revenues to People’s Republic of China represented 25% of total net revenues for the three months ended September 30, 2016.

For the nine-month periods ended September 30, 2017 and 2016 total revenues by geographic area were as follows:

Geographic Data	September 30, 2017	September 30, 2016
Total revenues:
United States	$374,194	$1,639,466
Foreign(1)	6,160,053	1,862,953
	$6,534,247	$3,502,419

____________________
(1)

Net revenues to Korea represented 92% of total net revenues for the nine months ended September 30, 2017. Net revenues to Israel represented 37% of total net revenues for the nine months ended September 30, 2016.

As of September 30, 2017 and December 31, 2016, accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2017	December 31, 2016
Accounts receivable:
United States	$173,470	$35,268
Foreign	80,650	34,714
	$254,120	$69,982

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

The following table reflects the results of the discontinued operations of the Division’s business segment for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operations
Net Revenues	$-	$3,667	$16,728	$72,027
Cost of Sales	-	3,667	16,728	72,027

Gross margin	-	-	-	-

Income from Discontinued Operations	$-	$-	$-	$-

	September 30, 2017	December 31, 2016
Assets
Accounts Receivable, net	$-	$36,995
Inventories, net	-	26,304

Assets from Discontinued Operations	$-	$63,299

Liabilities
Other current liabilities	-	14,700

Liabilities from Discontinued Operations	$-	$14,700

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

Results Of Operations

Three and Nine Months ended September 30, 2017 compared to Three and Nine Months ended September 30, 2016

Total Revenues

	For the Three Months Ended September 30,		%	For the Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
Patent Monetization revenues
License revenues	$6,003,709	$611	982,504	$6,004,726	$2,947,319	104	(a)
Total Patent Monetization revenues	6,003,709	611	982,504	6,004,726	2,947,319	104

Andrea DSP Microphone and Audio Software Product revenues
Revenue from automotive array microphone products	8,298	17,105	(51)	37,350	36,965	1	(b)
Revenue from OEM array microphone products	207,731	86,453	140	278,038	168,335	65	(c)
Revenue from customized digital products	52,746	11,710	350	128,766	123,490	4	(d)
All other Andrea DSP
Microphone and Audio Software Product revenues	8,338	2,602	220	16,758	28,931	(42)	(e)
License revenues	26,852	44,399	(40)	68,609	197,379	(65)	(f)
Total Andrea DSP Microphone and Audio Software Products revenues	303,965	162,269	87	529,521	555,100	(5)

Total revenues	$6,307,674	$162,880	3,773	$6,534,247	$3,502,419	87

(a)

The approximate $6,003,000 and $3,057,000 increases in license revenues for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016 are the result of non-recurring revenue recognized for patent licensing agreements entered into during the three months ended September 30, 2017 and March 31, 2016.

(b)

The approximate $9,000 decrease in sales of automotive array microphone products for the three months ended September 30, 2017 is the result of timing of product sales to integrators of public safety and mass transit vehicle solutions, compared to the three months ended September 30, 2016.

(c)

The approximate $121,000 and $110,000 increases in OEM array microphone products for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016 are primarily the result of securing additional integrators of commercial product audio solutions.

(d)

The increases of approximately $41,000 and $5,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 in customized digital products revenue are related to timing of purchases from an OEM customer for a customized digital product.

(e)

The approximate $6,000 increase and $12,000 decrease in all other Andrea DSP Microphone and Audio Software product revenues for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 are related to timing of product demand for all other Andrea DSP Microphone and Audio Software products.

(f)

The $18,000 and $129,000 decreases in license revenues are a result of decreases of royalties for the three and nine month periods ended September 30, 2017 as compared to the three and nine month periods ended September 30, 2016.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the three months ended September 30, 2017 and 2016 was 1% and 195%, respectively. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2017 and 2016 was 2% and 11%, respectively. There was no cost of revenues associated with the Patent Monetization revenues of $6,003,709 and $6,004,726 for the three and nine months ended September 30, 2017. There was $289,463 of cost of revenues associated with the Patent Monetization revenues of $2,947,319 for the nine months ended September 30, 2016. The cost of revenue is the result of Patent Monetization revenues only being shared with Revenue Participants upon the repayment of all outstanding notes and accrued interest and the Advance from Revenue Sharing Agreement. The cost of revenues as a percentage of total revenues for the three months ended September 30, 2017 for Andrea DSP Microphone and Audio Software Products was 26% compared to 18% for the three months ended September 30, 2016. The cost of revenues as a percentage of total revenues for the nine months ended September 30, 2017 for Andrea DSP Microphone and Audio Software Products was 27% compared to 18% for the nine months ended September 30, 2016. These changes are primarily the result of the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended September 30, 2017 increased 3,313% to $343,846 from $10,074 for the three months ended September 30, 2016. Patent monetization expenses for the nine months ended September 30, 2017 increased by 218% to $5,519,307 from $1,734,245 for the nine months ended September 30, 2016. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2017 increased 10% to $199,698 from $182,335 for the three months ended September 30, 2016. The expenses primarily relate to costs associated with the development of new products. For the three months ended September 30, 2017, the increase in research and development expenses reflects a 4% decrease in our Patent Monetization efforts to $5,850, or 3% of total research and development expenses, and a 10% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $193,848, or 97% of total research and development expenses. Research and development expenses for the nine months ended September 30, 2017 increased 12% to $627,990 from $562,383 for the nine months ended September 30, 2016. These expenses primarily relate to the costs associated with the development of new products. For the nine months ended September 30, 2017, the increase in research and development expenses reflects a 2% decrease in our Patent Monetization efforts to $17,870, or 3% of total research and development expenses and a 12% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $610,120, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, our research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 13% to $334,161 for the three months ended September 30, 2017 from $295,916 for the three months ended September 30, 2016. For the three months ended September 30, 2017, general, administrative and selling expenses related to our Patent Monetization efforts were $101,387, or 30% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $232,774, or 70% of total general, administrative and selling expenses. General, administrative and selling expenses increased approximately 3% to $989,846 for the nine months ended September 30, 2017 from $960,271 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, general, administrative and selling expenses related to our Patent Monetization efforts were $313,788 or 32% of the total general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $676,058, or 68% of total general, administrative and selling expenses.

Interest expense (income), net

Interest expense, net for the three months ended September 30, 2017 was $35,227 compared to $3,228 of interest income, net for the three months ended September 30, 2016. Interest expense, net for the nine months ended September 30, 2017 was $65,137 compared to interest income, net $5,855 for the nine months ended September 30, 2016. The change in this line item was attributable to an increase in interest expense on higher note payable balances combined with a decrease of interest income related to lower cash balances as well as a lower amount of interest income on the note receivable related to the sale of the Andrea Anti-Noise Products Division.

Provision (benefit) for Income Taxes

The income tax provision for the three months ended September 30, 2017 was $3,514 compared to an income tax benefit of $38,710 for the three months ended September 30, 2016. The income tax provision for the nine months ended September 30, 2017 was $10,294 compared to $9,316 for the nine months ended September 30, 2016. The provision for the three and nine months ended September 30, 2017 and 2016 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net income (loss)

Net income for the three months ended September 30, 2017 was $5,310,951 compared to a net loss $601,491 for the three months ended September 30, 2016. Net loss for the nine months ended September 30, 2017 was $821,258 compared to a net loss of $148,483 for the nine months ended September 30, 2016. The net income (loss) for the three and nine months ended September 30, 2017 and 2016, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2017, we had cash of $7,510,854 compared with $2,955,129 at December 31, 2016. The increase in our cash balance at September 30, 2017 was primarily a result of cash provided by financing activities.

Our working capital balance at September 30, 2017 was $382,573 compared to working capital of $2,403,364 at December 31, 2016. The decrease in working capital reflects an increase in total current assets of $4,685,286 and an increase in total current liabilities of $6,706,077. The increase in total current assets of $4,685,286 reflects an increase in cash of $4,555,725, an increase in accounts receivable of $184,138, an increase in inventories of $88,987, an increase in prepaid expenses and other current assets of $23,444, a decrease in assets from discontinued operations of $63,299 and a decrease in current note receivable of $103,709. The increase in total current liabilities of $6,706,077 reflects an increase in trade accounts payable and other current liabilities of $721,777 and an increase in current portion of long-term debt of $5,999,000, partially offset by a decrease in liabilities from discontinued operations of $14,700.

The increase in cash of $4,555,725 reflects $118,990 of net cash used in operating activities, $74,715 cash provided by investing activities and $4,600,000 of cash provided by financing activities.

The cash used by operating activities of $118,990, excluding non-cash charges for the nine months ended September 30, 2017, was attributable to a $157,437 increase in accounts receivable, a $54,484 increase in inventories, a $23,444 increase in prepaid expenses, other current assets and other assets, a $707,077 increase in trade accounts payable and other current liabilities. The changes in accounts receivable, inventories, prepaid expenses, other current assets and other assets and trade accounts payable and other current liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash provided by investing activities of $74,715 reflects $103,709 of proceeds from repayments of note receivable offset in part by $14,968 in patent and trademark related expenses and $14,026 of purchases of property and equipment. The increase in patent and trademark expenses reflects capital expenditures associated with our intellectual property. The increase in property and equipments is associated with the purchases of test fixtures.

The cash provided by financing activities of $4,600,000, reflects proceeds from long-term debt.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of November 10, 2017, Andrea had approximately $2,600,000 of cash deposits. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Andrea’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Andrea’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that it files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Andrea’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In September 2016, the Company filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (together, “Samsung”), and requesting injunctive relief. An ITC investigation was instituted on October 19, 2016. Apple and Samsung answered the Company’s Complaint on November 21, 2016. Andrea and Samsung settled all of their current disputes on August 16, 2017 by entering into a Settlement Agreement and a Patent License Agreement. Andrea and Samsung moved to terminate the investigation with respect to Samsung based on these agreements on August 17, 2017, and the presiding ITC Administrative Law Judge (“ALJ”) granted the motion on August 22, 2017. The ITC affirmed the ALJ’s ruling on September 13, 2017, terminating Samsung from the investigation. The evidentiary hearing was held between Andrea and Apple on August 21-24, 2017, before the ALJ. The ALJ issued her initial determination on October 26, 2017. The ALJ ruled that (1) Andrea does not have standing to pursue the investigation as the sole complainant, (2) Apple does not literally infringe Andrea’s asserted patent, (3) the asserted patent is valid and enforceable, and (4) Andrea does not have a domestic industry pursuant to ITC law. The ALJ also recommended that, if Andrea does ultimately prove a violation of the relevant statute by Apple, the ITC should issue Andrea’s requested remedies of a limited exclusion order and cease and desist order against Apple, but delay their implementation by 3 months to one year. Andrea notified the ITC that it appeals the ALJ’s unfavorable rulings on standing, non-infringement, domestic industry, and delayed implementation of the requested remedies on November 8, 2017. The Company intends to vigorously prosecute its appeal at the ITC.

Also in September 2016, the Company filed complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple and Samsung, and requesting monetary and injunctive relief. Andrea also dismissed its New York case against Samsung on September 13, 2017 based on the aforementioned Settlement Agreement and a Patent License Agreement. The case against Apple remains stayed pending the final outcome of the Company’s litigation at the ITC against Apple.

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Andrea intends to vigorously defend its patents in these PTO proceedings.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended September 30, 2017 were $6,307,674 compared to $162,880 for the three months ended September 30, 2016. Our total revenues for the nine months ended September 30, 2017 were $6,534,247 compared to $3,502,419 for the nine months ended September 30, 2016. Net income for the three months ended September 30, 2017 was $5,310,951, or $0.08 and $0.07 per share on a basic and diluted basis, respectively, compared to a net loss of $601,491, or $0.01 per share on a basic and diluted basis for the three months ended September 30, 2016. Net loss for the nine months ended September 30, 2017 was $821,258, or $0.01 loss per share on a basic and diluted basis, compared to a net loss of $148,483, or $0.00 per share on a basic and diluted basis for the nine months ended September 30, 2016. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of November 10, 2017. The number of shares outstanding does not include an aggregate of 20,316,335 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 31% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 15,163,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications*
	Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary
Date: November 14, 2017

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2017
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2017
Corisa L. Guiffre	Assistant Corporate Secretary