Form 10-K
period 2017-12-31
ANDREA ELECTRONICS CORP
filed 2018-03-26
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

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
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated Filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,762,362 based upon the closing price of $0.06 per share as quoted on the OTC Bulletin Board on June 30, 2017.

The number of shares outstanding of the registrant’s Common Stock as of March 14, 2018, was 64,914,935.

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

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software Business – Our patented and patent-pending digital noise canceling technologies enable a speaker to be at a distance from the microphone (we refer to this capability as “far-field” microphone use) and free the speaker from having to use a close talking microphone. Our Digital Super Directional Array (“DSDA”) and PureAudio microphone products convert sound received by an array of microphones into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and PureAudio, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a high-quality acoustic echo canceller which enables speaker phone functionality with technology for canceling speaker feedback.

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

We are currently marketing our far-field technologies at Original Equipment Manufacturers (“OEMs”) that have new sophisticated voice applications that require new digital microphone performance. Our far-field, digital noise canceling technologies and related products comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2017 and 2016 were approximately 14% and 18%, respectively, of our total revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that voice interface products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we entered into a Revenue Sharing and Note Purchase Agreement with AND34 Funding LLC (“AND34”), and on December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34, which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents by the Company in exchange for $3,500,000. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 which were repaid as of December 31, 2016. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”) pursuant to which the parties agreed that Andrea would issue and sell to AND34 additional Notes up to an aggregate amount of $7,000,000, or such greater amount as AND34 may agree in its sole discretion, during the four-year period beginning on the date of execution of the Rider. In October 2017, Andrea and AND34 executed an amendment to the Rider to issue $500,000 of additional Notes. Under the Rider, as amended, Andrea has agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $7,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four-year period beginning on the date of execution of the Rider. The Additional Notes will have a maturity date of August 31, 2020. The proceeds of the notes will be used to pay patent monetization expenses. As of December 31, 2017, there was $1,184,422 in Additional Notes outstanding. Total revenues from this segment during the years ended December 31, 2017 and 2016 was approximately 86% and 82%, respectively, of our total revenues.

For more financial information regarding our operating segments, see Note 13 of the accompanying consolidated financial statements.

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art digital microphone solutions. The idea underlying these markets is that natural language spoken by the human voice will become an important means by which to communicate and control many types of computing devices and other appliances and equipment that contain microprocessors. We are designing and marketing our products and technologies so they can be used for “natural language, human/machine” interfaces including:

●	Siri®
●	Amazon Alexa™
●	Google Now™
●	Microsoft Cortana™
●	IBM Watson®

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

Andrea DSP Microphone and Audio Software Technology

This set of technologies is generally based on the use of an array of microphones from which the analog signals are converted to digital form and then processed using digital electronic circuitry and software to eliminate unwanted noise in the speaker’s environment. Our Andrea DSP Microphone and Audio Software Products provide clear acoustic and audio input performance where the desired audio signal is at a distance from the microphone. Our technology is portable and can be embedded into new platforms such as micro DSP’s, mobile OS and wireless chipsets. We believe that our Andrea DSP Microphone and Audio Software technology achieve far-field microphone performance previously unattainable through microphones based on mechanical acoustic designs and microphones based on analog signal processing.

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

EchoStop®. Andrea’s patented full duplex acoustic echo cancellation algorithm enables both loudspeakers to broadcast and microphones to transmit simultaneously providing a high quality speakerphone function. EchoStop is an advanced acoustic echo canceller (stereo version available) developed for use with conferencing systems such as group audio and videoconferencing systems and cellular car phone kits. EchoStop allows true two-way communication (often referred to as full duplex) over a conferencing system, even when the system is used in large spatial environments that may be vulnerable to extensive reverberation. EchoStop incorporates noise reduction to reduce the background noise of both the microphone input and the loudspeaker output, thus preventing the accumulation of interfering noise over conferencing systems that facilitate communication among multiple sites.

Direction Finding and Tracking Array (“DFTA”®). Andrea’s patented DFTA technology utilizes an array of microphones and a unique algorithm to detect the presence of a user’s voice, determine the direction of the voice and follow and track it when it moves. In a videoconferencing setting, this unique technology can provide direction to a videoconferencing camera and allow the system to steer and concentrate on the speaker, thus providing a “video-follow-audio” capability.

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP microphone technologies and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products for the following applications:

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

DA-350 Auto Array Microphone (“DA-350”). The DA-350 is a linear four element array microphone with Digital Signal Processing (“DSP”) circuitry contained within a single microphone housing. The product also has integrated adaptive beam forming and noise reduction digital filtering software. A model with Acoustic Echo Cancellation is also available. The DA-350 is ideal for achieving superior far-field voice intelligibility and accuracy of Automatic Speech Recognition (“ASR”) in high noise environments.

DA-250 OEM Array Microphone (“DA-250”). The DA-250 is a small compact Stereo Array Microphone and DSP circuit board platform that can easily be integrated into many different OEM devices that would greatly benefit from directional noise canceling microphone performance, but in the past has been unattainable with an embedded microphone configuration. Requiring only two tiny holes in the faceplate of a device, the DA-250 Stereo Array Microphone can deliver directional microphone sensitivity without the need for acoustic baffling, as found in large parabolic waveguides or long shotgun tube type microphones.

USB-SA Array Microphone. The USB-SA Array Microphone provides a USB digital audio adapter to bypass a computer’s standard integrated sound system, providing a high fidelity/low noise digital audio platform that is isolated from the computer’s motherboard. This external digital audio system utilizes the computer’s central processor to run Andrea’s AudioCommander™ adaptive beam forming directional microphone and noise reduction software.

PureAudio™ VST3 Plug-in (“PureAudio”). A Noise Reduction & Center Channel Focus VST3 Plug-in for Audio/Video Editing Post-Processing. PureAudio’s Adaptive Digital Noise Reduction Filter reduces up to -40dB of repetitive noises, while supporting wide frequency bandwidth sample rates of up to 48Khz. The variable control allows the user to select the level of noise cancellation for the desired amount to be applied to the embedded noisy segment. Center Channel Focus is a new feature for the broadcast industry. This is an adaptive audio algorithm that cancels the stereo ambient sound mixed into the broadcast main audio stream. This feature focuses and highlights the center channel voice audio for better intelligibility and listening to the speech content of the recording. The software functions are perfect for editing mobile journalism interviews that take place in real world noisy environments.

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

Andrea Audio Software for Mac. Andrea Audio Software for Mac provides an intuitive graphic user interface to control stereo array microphone beam forming, noise cancellation on the input and EQ filters for the output of Andrea’s USB-SA audio devices running on the Apple Mac OS.

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

Andrea PureAudio Pro Recorder. In addition to the features offered in PureAudio Live Recorder, PureAudio Pro Recorder offers unlimited bookmarks for easy navigation of large recordings, 10-band graphic equalizer to customize your listening experience, aggressive PureAudio for recording in noisy environments, stereo recording for capturing surround sound recordings and beam forming noise cancellation to reduce sounds coming from the sides. PureAudio Pro Recorder is an easy to use, intuitive stereo recorder for capturing music and offers background noise reduction for crystal clear recordings of voice notes, lectures and interviews with almost unlimited recording time.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2019 to 2033. We also have other patent applications currently pending; however, we cannot assure you that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure you that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2017 and 2016, total research and development expenses were $813,051 and $773,299, respectively. For fiscal 2018, we currently expect research and development expenses to remain at approximately the same level when compared to 2017. However, no assurance can be given that our research and development efforts will succeed. See Part II “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Sales and Marketing

We employ a sales staff as well as outside sales representatives and sales organizations to market our Andrea DSP Microphone and Audio Software Products. Andrea DSP Microphone and Audio Software Products are marketed to computer OEMs, distributors of personal computers and communications equipment, software publishers, and industrial system integrators. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software. We are seeking to enter into additional collaborative arrangements for the marketing and sale of our Andrea DSP Microphone and Audio Software Products but we cannot assure you that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and achievement of patent monetization is critical to our success.

Production Operations

In 2017 and 2016, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure you that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

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

Employees

At December 31, 2017, we had nine employees, of whom one was engaged in production and related operations, three were engaged in research and development, and five were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize nine independent consultants (three are sales representatives, one is engaged for administration purposes and five are engaged in research and development activities).

ITEM 1A. RISK FACTORS

Andrea is a party to the Revenue Sharing Agreement under which a perpetual predetermined share of its Monetization Revenues will be allocated to AND34 and under which a default could cause a material adverse effect on its financial position.

Under the Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then will be allocated to AND34 and the Company in accordance with certain predetermined percentages. During the years ended December 31, 2017 and 2016, $5,700,000 and $3,600,000, respectively, of notes payable were issued to AND34. At December 31, 2017, there was $1,189,964 of accrued and unpaid interest and related outstanding principal notes issued to AND34. The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Revenue Sharing Agreement and the Rider, AND34 may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Revenue Sharing Agreement, the Rider or ancillary documents including the notes.

Andrea is limited in its ability to get traditional funding.

The terms of the Revenue Sharing Agreement expressly prohibit the Company from incurring any other indebtedness in connection with the patents covered by the Revenue Sharing Agreement and collateral outside of the patents covered by the Revenue Sharing Agreement prior to June 30, 2019, barring certain exceptions. One such exception is that the Company may incur indebtedness not secured by the Revenue Sharing Agreement patents if both (i) the new holder of such indebtedness acknowledges in writing the rights of the purchasers in the Revenue Sharing Agreement, and (ii) the purchasers in the Revenue Sharing Agreement must be granted a right of first refusal to provide such indebtedness. Further, in order to incur third party indebtedness, the Company would need to offer some form of collateral and currently much of the Company’s intellectual property is serving as collateral in connection with the Revenue Sharing Agreement. In addition, the conversion price adjustment provisions of the Company’s Series C and Series D Convertible Preferred Stock, and the current low quotation price of the Company’s common stock on the OTCQB limit our ability to get traditional funding.

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

We cannot assure you that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the years ended December 31, 2017 and 2016 were approximately $6.9 million and $3.6 million, respectively. Net loss for the year ended December 31, 2017 was approximately $1.2 million, or $0.02 net loss per share on a basic and diluted basis, versus net loss of approximately $1.3 million, or $0.02 net loss per share on a basic and diluted basis, for the year ended December 31, 2016. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of March 14, 2018. The number of shares outstanding does not include an aggregate of 20,316,335 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 31% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 15,163,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 14, 2018, we had 33.326899 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 5,153,334 shares, which is equal to approximately 8% of the 64,914,935 outstanding shares.

If we conduct offerings in the future, the price at which we offer our securities may trigger a price protection provision for our Series C Preferred Stock and Series D Preferred Stock.

The shares of Series C and Series D Preferred Stock are subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.2551 and $0.25 for the Series C and Series D, respectively), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series C or Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series C or Series D Preferred Stock. This would make it more likely that the Series C and Series D Preferred Stock would be converted into common stock, resulting in dilution to our other holders of common stock as outlined in the risk factor above.

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

If we fail to commercialize and fully market our Andrea DSP Microphone and Audio Software products, our total revenues may not increase at a high enough rate to improve our results of operations or may not increase at all.

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

For example, as discussed in Part II “Item 3 – Legal Proceedings” of this Form 10-K, we are currently involved in appealing an unfavorable ruling by the ITC in our patent infringement claims against Apple Inc. In line with our business strategy, we have dedicated significant resources to vigorously prosecuting these patent infringement claims, and not succeeding on these claims could be detrimental to our Company.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

We generate revenues from regions outside the United States. For the years ended December 31, 2017 and 2016, total revenues from sales to customers outside the United States accounted for approximately 91% and 52%, respectively, of our total revenues. International sales and operations are subject to a number of risks, including:

●	trade restrictions in the form of license requirements;
●	restrictions on exports and imports and other government controls;

●	changes in tariffs and taxes;
●	difficulties in staffing and managing international operations;
●	problems in establishing and managing distributor relationships;
●	general economic conditions; and
●	political and economic instability or conflict.

To date, we have invoiced our international revenues in U.S. dollars and have not engaged in any foreign exchange or hedging transactions. We may not be able to continue to invoice all of our revenues in U.S. dollars in order to avoid engaging in foreign exchange or hedging transactions. If we are required to invoice any material amount of international revenues in non-U.S. currencies, fluctuations in the value of non-U.S. currencies relative to the U.S. dollar may adversely affect our business, results of operations and financial condition or require us to incur hedging costs to counter such fluctuations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Andrea has a lease for its corporate headquarters, which is located at 620 Johnson Avenue, Suite 1B, Bohemia, New York. The lease, which currently expires in October 2020, is for approximately 3,000 square feet of space used for research and development, sales and executive offices. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 11 of the accompanying Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

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

In September 2016, the Company filed a Complaint with the United States International Trade Commission (“ITC”), alleging patent infringement against Apple Inc. (“Apple”) and Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (together, “Samsung”), and requesting injunctive relief. An ITC investigation was instituted on October 19, 2016. Apple and Samsung answered the Company’s Complaint on November 21, 2016. Andrea and Samsung settled all of their current disputes on August 16, 2017 by entering into a Settlement Agreement and a Patent License Agreement. Andrea and Samsung moved to terminate the investigation with respect to Samsung based on these agreements on August 17, 2017, and the presiding ITC Administrative Law Judge (“ALJ”) granted the motion on August 22, 2017. The ITC affirmed the ALJ’s ruling on September 13, 2017, terminating Samsung from the investigation. The evidentiary hearing was held between Andrea and Apple on August 21-24, 2017, before the ALJ. The ALJ issued her initial determination on October 26, 2017. The ALJ ruled that (1) Andrea does not have standing to pursue the investigation as the sole complainant, (2) Apple does not literally infringe Andrea’s asserted patent, (3) the asserted patent is valid and enforceable, and (4) Andrea does not have a domestic industry pursuant to ITC law. The ALJ also recommended that, if Andrea does ultimately prove a violation of the relevant statute by Apple, the ITC should issue Andrea’s requested remedies of a limited exclusion order and cease and desist order against Apple, but delay their implementation by 3 months to one year. Andrea notified the ITC that it appeals the ALJ’s unfavorable rulings on standing, non-infringement, domestic industry, and delayed implementation of the requested remedies on November 8, 2017. Also on November 8, 2017, Apple contingently appealed the ALJ’s ruling on the validity of the asserted patent. On January 11, 2018, the ITC notified the parties that it intends to review the ALJ’s initial determination with respect to (1) standing, (2) infringement, (3) invalidity, (4) inequitable conduct, and (5) domestic industry. On January 11, 2018, the ITC also requested additional factual and legal arguments regarding Andrea’s standing. The ITC’s final decision was issued on March 22, 2018. The ITC overturned the ALJ’s finding on standing, and held that Andrea has standing as the sole complainant. The ITC affirmed the ALJ’s finding that Andrea does not have a domestic industry because it does not meet the “technical prong” of domestic industry. The ITC took no position on the other issues under review – infringement, validity, inequitable conduct, and the “economic prong” of domestic industry.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (“PTO”). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both Andrea and Apple requested oral argument in these two IPR proceedings. The oral arguments in those two IPR proceedings are currently scheduled for April 25, 2018. Andrea intends to vigorously defend its patents in these PTO proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the high and low sales prices for Andrea’s Common Stock as reported by the Over the Counter Bulletin Board for the eight fiscal quarters ended December 31, 2017. Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 14, 2018, there were approximately 318 holders of record of Andrea’s Common Stock.

Quarter Ended	High	Low
March 31, 2016	$0.13	$0.04
June 30, 2016	$0.12	$0.07
September 30, 2016	$0.09	$0.04
December 31, 2016	$0.09	$0.04
March 31, 2017	$0.11	$0.04
June 30, 2017	$0.07	$0.04
September 30, 2017	$0.12	$0.03
December 31, 2017	$0.08	$0.04

No cash dividends were paid on Andrea’s Common Stock in 2017 or 2016.

During the three months ended December 31, 2017, the Company did not repurchase any of its common stock.

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

Revenue Recognition – Non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues, is recognized when title and risk of loss pass to the customer, which is generally upon shipment. With respect to licensing revenues, Andrea recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (the “ASC”) 985 “Software” and ASC 605 “Revenue Recognition.” License revenue is recognized based on the terms and conditions of individual contracts. In addition, fee based services, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectability of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2017 and 2016, our allowance for doubtful accounts was $5,092.

Inventory – We are required to state our inventories at the lower of cost or market value. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical total revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. Inventories of $136,449 and $86,512 at December 31, 2017 and 2016, respectively, are net of reserves of $107,680 and $119,325, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2017 and 2016.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2017 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, our ability to enforce our patents, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed in Part I, “Item 1A – Risk Factors” of this Form 10-K.

Results Of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total Revenues

	For the Year Ended December 31%
	2017	2016	Change
Patent Monetization revenues
License revenues	$6,003,594	$2,947,923	104	(a)
Total Patent Monetization revenues	6,003,594	2,947,923

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	64,354	45,574	41	(b)
Revenue from OEM array microphone products	569,278	173,053	229	(c)
Revenue from customized digital product	193,545	161,496	20	(d)

All other Andrea DSP Microphone and Audio Software Product revenues	24,693	32,961	(25)	(e)
License revenues	88,776	221,434	(60)	(f)
Total Andrea DSP Microphone and Audio Software Products revenues	940,646	634,518	48
Total revenues	$6,944,240	$3,582,441	94
____________________

(a)	The increase of approximately $3,056,000 in license revenues is the result of non-recurring revenue recognized for certain patent licensing agreements entered into during 2017 as compared to 2016.
(b)

The increase of approximately $19,000 for the year ended December 31, 2017 as compared to the same period in 2016 in revenues of automotive array microphone products is primarily the result of increased product revenues from integrators of public safety vehicle solutions.

(c)

The increase of approximately $396,000 for the year ended December 31, 2017 as compared to the same period in 2016 in revenues of OEM array microphone products is primarily the result of increased product revenues from integrators of commercial product audio solutions.

(d)

The increase of approximately $32,000 for the year ended December 31, 2017 as compared to the same period in 2016 in customized digital product revenues is related to increased product revenues to an OEM customer for a customized digital product.

(e)

The decrease of approximately $8,000 for the year ended December 31, 2017 as compared to the same period in 2016 in all other Andrea DSP Microphone and Audio Software product revenues is related to decreased product revenues to OEM customers for digital products.

(f)

The decrease of approximately $133,000 for the year ended December 31, 2017, as compared to the same period in 2016, is primarily the result of decreased royalties reported as a result of a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the year ended December 31, 2017 decreased 4% from 11% for the year ended December 31, 2016. There was no cost of revenues associated with the Patent Monetization revenues of $6,003,594 for the year ended December 31, 2017 compared to $289,463 of cost of revenues associated with the Patent Monetization revenues of $2,947,923 for the year ended December 31, 2016. No cost of revenues in 2017 compared to the cost of revenues in 2016 is a result of Patent Monetization revenues only being shared with Revenue Participants upon the repayment of all outstanding notes and accrued interest and the Advance from Revenue Sharing Agreement. The cost of revenues as a percentage of total revenues for the year ended December 31, 2017 for Andrea DSP Microphone and Audio Software Products was 28% compared to 19% for the year ended December 31, 2016. These changes are primarily the result of the changes in the product mix of revenues as described under “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the year ended December 31, 2017 increased by 136% to $5,597,928 from $2,374,718 for the year ended December 31, 2016, primarily as a result of the settlement reached with Samsung in August 2017, the claims against Apple before the ITC ALJ and its continued appeal, and certain other legal proceedings for the year ended December 31, 2017. These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part I, “Item 3 – Legal Proceedings” of this Form 10-K. Such patent monetization is a key component of our business strategy.

Research and Development

Research and development expenses for the year ended December 31, 2017 increased by 5% to $813,051 from $773,299 for the year ended December 31, 2016. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2017, research and development expenses reflected a 3% increase in our Patent Monetization efforts to $25,304 or 3% of total research and development expenses, and a 5% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $787,747, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased by approximately 6% to $1,338,284 for the year ended December 31, 2017 from $1,266,742 for the year ended December 31, 2016. For the year ended December 31, 2017, there was a 44% increase in our Patent Monetization efforts to $404,823, or 30% of total general, administrative and selling expenses and a 5% decrease in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology to $933,461, or 70% of total general, administrative and selling expenses. The overall 6% increase of approximately $72,000 is related to stock based compensation and legal and professional expenses in 2017 as compared to 2016.

Interest (expense) income, net

Interest expense, net for the year ended December 31, 2017 was $68,862, compared to interest income, net of $2,708 for the year ended December 31, 2016. The increase in this line item is attributable to an increase of interest expense related to long-term debt in conjunction with the Revenue Sharing Agreement.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2017 was $12,941, compared to $13,092 for the year ended December 31, 2016. The provision for income taxes for the year ended December 31, 2017 is comprised of approximately $13,000 as a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues of approximately $64,000 are earned. The provision of approximately $13,000 for the year ended December 31, 2016 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues of approximately $58,000 are earned, partially offset by a Federal income tax refund of $45,000 relating to alternative minimum tax credits.

Net loss

Net loss for the year ended December 31, 2017 was $1,153,731 compared to a net loss of $1,253,626 for the year ended December 31, 2016. The net loss for the year ended December 31, 2017 principally reflects the factors described above.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented, and we do not expect it to have a material impact in the near future, although there can be no assurances that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its consolidated financial condition, changes in consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At December 31, 2017, we had cash of $1,164,057 compared to $2,955,129 at December 31, 2016. The cash balance at December 31, 2017 was primarily a result of the proceeds of the Additional Notes received in connection with the Revenue Sharing Agreement offset in part by our cash used in operations.

Our working capital balance at December 31, 2017 was $1,182,903 compared to working capital of $2,403,364 at December 31, 2016. The decrease in working capital reflects a decrease in total current assets of $1,724,920 and a decrease in total current liabilities of $504,459. The decrease in total current assets reflects a decrease in cash of $1,791,072, an increase in accounts receivable of $190,964, an increase in inventories of $49,937, a decrease in prepaid expenses and other current assets of $7,741, a decrease in the current portion of note receivable of $103,709 and a decrease in current assets from discontinued operations of $63,299. The decrease in total current liabilities reflects a decrease in trade accounts payable and other current liabilities of $489,759 and a decrease of $14,700 in liabilities from discontinued operations.

The decrease in cash of $1,791,072 reflects $1,549,100 of net cash used in operating activities and $299,000 of net cash used in financing activities, partially offset by $57,028 of net cash provided by investing activities.

The cash used in operating activities of $1,549,100, excluding non-cash charges, is primarily attributable to the $1,153,731 net loss for the year ended December 31, 2017, a $166,910 increase in accounts receivable, a $11,988 increase in inventories, a $7,741 decrease in prepaid expenses and other current assets and other assets, and a $504,459 decrease in trade accounts payable and other current liabilities. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s operations.

The cash provided by investing activities of $57,028 reflects proceeds from the repayments of note receivable of $103,709, partially offset by an increase in patents and trademarks of $25,120 and purchases of property and equipment of $21,561. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of test fixtures.

The cash used in financing activities of $299,000 reflects repayments of debt and PIK interest of $5,999,000 and net proceeds from long-term debt of $5,700,000.

We plan to improve our cash flows in 2018 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software to result in increased licensing arrangements, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products, reducing management salaries as well as the increased efforts we are putting into our sales and marketing efforts. As of March 14, 2018, Andrea had approximately $1,200,000 of cash deposits. We cannot assure you that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Market Risk

Historically, our principal source of financing activities had been the issuance of convertible preferred stock with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions entered into by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. For the year ended December 31, 2017, total revenue from sales to customers outside the United States accounted for approximately 91% of our total revenue. The foregoing could materially adversely affect our business, financial condition and results of operations.

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

(b) Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein by reference to the section titled “Management’s Report on Internal Control Over Financial Reporting” immediately preceding the Company’s audited Consolidated Financial Statements in this Report.

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 19, 2018, the Company amended the employment agreement, dated August 1, 2014, with Douglas J. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company (the “Amended Agreement”). The original agreement was scheduled to terminate on January 31, 2018, the Amended Agreement extended this date until July 31, 2018. Pursuant to the Amended Agreement, Mr. Andrea will receive an annual base salary of $216,000, effective January 8, 2018.

If a change in control occurs during the term of the Amended Agreement and subsequent termination of Mr. Andrea’s employment within twelve months thereafter, Mr. Andrea will be entitled to a severance payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options.

Under the Amended Agreement, in the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus two months pro-rated portion of the Executive's most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017, and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months.

The foregoing summary of the Amended Agreement is not complete and is qualified in its entirety by reference to the complete text of such amendment, which is filed as Exhibit 10.9 to this Form 10-K and which is incorporated herein by reference in its entirety.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and ages are as of December 31, 2017. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

Douglas J. Andrea, age 55, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

Gary A. Jones, age 72, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc., a wholly-owned subsidiary of Andrea Electronics Corporation.

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

Louis Libin, age 59, has been a Director of the Company since February 2002. Mr. Libin is Managing Director of HC2 Broadcasting, a subsidiary of HC2 Holdings, Inc. (NYSE: HCHD). Since 1996, he has been the President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Mr. Libin has been an executive director of the Advanced Television Broadcasting Alliance (the “ATBA”) since January 2014. The ATBA is an organization comprised of hundreds of low-power television (“LPTV”) broadcasters, owners and operators of translators, and allied industry organizations and companies. Mr. Libin also served as the Senior Director for advanced technology for Sinclair Broadcast Group since from 2015-2018. Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers, and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 67, has been a Director of the Company since September 2003. Since 2008, he has served as the Executive Vice President of Ionian Management Inc., a Petroleum Shipping, Trading and Distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 61, has been a Director of the Company since 2003. He has been the Vice President of Networks Sales for Sinclair Broadcasting, the largest owner of television stations in the country, since January 2014. From 2010 to 2013, he was the Senior Director of Advanced Advertising, heading the group for Viamedia, a Cable Television Advertising Representation company that represents many cable providers including Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 45, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually as the Chief Financial Officer and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2017 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2017, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2017.

Code of Business Ethics and Conduct

Andrea has adopted a Code of Business Ethics and Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. See Part II, “Item 15 – Exhibits” to this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert.

The Company has a separately designated standing Audit Committee, which currently consists of Messrs. Jones, Libin, Migliozzi and Spaet, each of whom the Board determined was “independent” and financially literate under the rules and regulations promulgated by the SEC and The Nasdaq Stock Market. Although not required, the Company has elected to continue to assess director "independence" and evaluate the service of its directors serving on its Board committees under the applicable Nasdaq Stock Market rules and regulations. Our Board has determined that Mr. Migliozzi is an audit committee financial expert under the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officer whose total compensation was over $100,000 during the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Total
Douglas J. Andrea, Chairman of the	2017	$300,000	$-	$-	$300,000
Board, Chief Executive Officer,	2016	300,000	12,500	70,000	382,500
and Corporate Secretary
Corisa L. Guiffre, Vice President,	2017	$160,000	$-	$-	$160,000
Chief Financial Officer and	2016	160,000	$-	20,000	180,000
Assistant Corporate Secretary
____________________

(1)

Represents the aggregate grant date fair value of stock options granted in fiscal 2016 calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of this amount are included in Note 12 to our audited consolidated financial statements included in this Form 10-K.

Outstanding Equity Awards at December 31, 2017

The following table provides information concerning outstanding unexercised options as of December 31, 2017 for each named executive officer. Neither of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2017.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date
Douglas J. Andrea	2,000,000	-	$0.04	8-8-2018
	1,000,000	-	$0.04	8-8-2018
	1,000,000	-	$0.11	7-24-2019
	1,000,000	-	$0.13	8-01-2020
	500,000	-	$0.10	9-02-2024
	333,000	167,000	$0.06	8-07-2025
	466,200	933,800	$0.05	11-16-2026
Corisa L. Guiffre	500,000	-	$0.04	8-8-2018
	200,000	-	$0.11	7-24-2019
	250,000	-	$0.08	9-22-2020
	350,000	-	$0.08	10-21-2024
	133,200	266,800	$0.05	11-16-2026

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, and subsequently amended the employment agreement on February 19, 2018. The effective date of the original employment agreement was August 1, 2014, as amended for extension of its term, and it currently expires on July 31, 2018, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000 effective January 8, 2018 prior to which his annual base salary was $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At December 31, 2017, the future minimum cash commitments under this agreement aggregate $126,000.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2017 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards	Total
Gary A Jones	$7,250	$-	$7,250
Louis Libin	7,750	-	7,750
Joseph J. Migliozzi	9,250	-	9,250
Jonathan D. Spaet	7,750	-	7,750
____________________

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2017. Employee directors do not receive any retainers or fees for their services on the Board of Directors.

Annual Retainer	$3,500
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 14, 2018, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Douglas J. Andrea	361,014	(2)	6,660,214	9.4%
Corisa L. Guiffre	102,750		1,433,200	2.3%
Gary A. Jones	437,472		333,107	1.2%
Louis Libin	352,149		383,107	1.1%
Joseph J. Migliozzi	926,261		572,880	2.3%
Jonathan D. Spaet	29,261		333,107	*
Current directors and executive officers as a group (6 persons)	2,208,907		9,354,601	15.6%

____________________
*Less than 1%

(1)

Percentages with respect to each person or group of persons have been calculated on the basis of 64,914,935 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 14, 2018, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 14, 2018, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

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

(3)

Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 14, 2018. As of March 14, 2018, Alpha Capital has 3,086,831 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above, for limitations on the conversion of such common stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2017, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,163,001	$0.07	-
Equity compensation plans not approved by security holders	-	-	-
Total	15,163,001	$0.07	-

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2017 and 2016 by Marcum LLP:

	2017	2016
Audit Fees	$107,000	$109,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2017, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
The following documents are included in this Annual Report on Form 10-K beginning on page F-1.
	●	Report of Independent Registered Public Accounting Firm
	●	Consolidated Balance Sheets—at December 31, 2017 and 2016
	●	Consolidated Statements of Operations—Years Ended December 31, 2017 and 2016
	●	Consolidated Statements of Shareholders’ (Deficit) Equity —Years Ended December 31, 2017 and 2016
	●	Consolidated Statements of Cash Flows—Years ended December 31, 2017 and 2016
	●	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.
(a)(3)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of March 27, 2015, by and between Andrea Communications LLC and Andrea Electronics Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2015)

3.1	+Restated Certificate of Incorporation of Registrant

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

Exhibit Number	Description
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	+Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, dated May 7, 1999.

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.6	+Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, dated September 28, 2000.

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.9	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.10	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.11	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.2	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.3	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.4	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.5	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)

10.6	*Amended and Restated Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.7	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K filed on March 16, 2010)

10.8	*Employment Agreement, dated as of August 1, 2014 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 8, 2014)

10.9	+*Fourth Amendment to Executive Employment Agreement, dated as of February 19, 2018, by and between Andrea Electronics Corporation and Douglas J. Andrea

10.10	**Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)

10.11	**Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)

10.12	Settlement Agreement between Andrea Electronics Corporation and Realtek Semiconductor Corporation dated October 15, 2015 (incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 29, 2016)

Exhibit Number	Description
10.13	Settlement Agreement between Andrea Electronics Corporation and Acer American Corporation dated November 17, 2015 (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 29, 2016)

10.14	Settlement Agreement between Andrea Electronics Corporation and HP Inc. dated December 22, 2015 (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 29, 2016)

10.15	Settlement Agreement between Andrea Electronics Corporation and ASUSTeK Computer Inc. and ASUS Computer International dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 16, 2016)

10.16	Settlement Agreement between Andrea Electronics Corporation and Conexant Systems, Inc. dated February 16, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 16, 2016)

10.17	Settlement Agreement between Andrea Electronics Corporation and Lenovo (United States) Inc. dated February 18, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 16, 2016)

10.18	Settlement Agreement between Andrea Electronics Corporation and Waves Audio Ltd. dated March 3, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 16, 2016)

10.19	Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2016)

14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)

21.0	+Subsidiaries of Registrant

23.1	+Consent of Independent Registered Public Accounting Firm

31.0	+Rule 13a-14(a)/15d – 14(a) Certifications

32.0	+Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL:
(i) the Consolidated Balance Sheets;
(ii) the Consolidated Statements of Operations;
(iii) the Consolidated Statements of Shareholders’ Equity;
(iv) the Consolidated Statements of Cash Flows; and
(v) the Notes to the Consolidated Financial Statements.

+	Filed herewith

*	Management contract or compensatory plan or arrangement

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
of Andrea Electronics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP

/s/ Marcum LLP

We have served as the Company’s auditor since 2002.

Marcum LLP
Melville, NY
March 26, 2018

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$1,164,057	$2,955,129
Accounts receivable, net of allowance for doubtful accounts of $5,092	260,946	69,982
Inventories, net	136,449	86,512
Prepaid expenses and other current assets	44,474	52,215
Current portion of note receivable	-	103,709
Current assets from discontinued operations	-	63,299
Total current assets	1,605,926	3,330,846

Property and equipment, net	60,333	63,611
Intangible assets, net	284,408	309,894
Other assets, net	5,250	5,250
Total assets	$1,955,917	$3,709,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable and other current liabilities	$367,326	$857,085
Accrued Series C Preferred Stock Dividends	55,697	55,697
Liabilities from discontinued operations	-	14,700
Total current liabilities	423,023	927,482

Long-term debt	1,189,964	1,410,153
Total liabilities	1,612,987	2,337,635

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 and 44.2 shares, respectively; liquidation value: $333,269 and $442,314, respectively	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; 64,914,935 issued and outstanding	649,149	649,149
Additional paid-in capital	77,931,051	77,806,356
Accumulated deficit	(78,246,343)	(77,092,612)

Total shareholders’ equity	342,930	1,371,966

Total liabilities and shareholders’ equity	$1,955,917	$3,709,601

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Revenues
Net product revenues	$851,870	$413,084
License revenues	6,092,370	3,169,357
Total revenues	6,944,240	3,582,441
Cost of revenues
License revenue sharing	-	289,463
Cost of product revenues	266,905	121,461
Total cost of revenues	266,905	410,924
Gross margin	6,677,335	3,171,517
Patent Monetization Expenses	5,597,928	2,374,718
Research and development expenses	813,051	773,299
General, administrative and selling expenses	1,338,284	1,266,742
Operating loss	(1,071,928)	(1,243,242)
Interest (expense) income, net	(68,862)	2,708
Loss from operations before provision for income taxes	(1,140,790)	(1,240,534)
Provision for income taxes	12,941	13,092
Net loss	$(1,153,731)	$(1,253,626)
Basic and diluted weighted average shares	64,914,935	64,785,439
Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2016	44.231432	$1	907,144	$9,072	64,416,035	$644,160	$77,727,552	$(75,838,986)	$2,541,799
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	65,569	-	65,569
Conversion of Series C Convertible Preferred Stock	(10.904533)	-	-	-	498,900	4,989	13,235	-	18,224
Net loss	-	-	-	-	-	-	-	(1,253,626)	(1,253,626)
Balance, December 31, 2016	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,806,356	$(77,092,612)	$1,371,966

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	124,695	-	124,695
Net loss	-	-	-	-	-	-	-	(1,153,731)	(1,153,731)
Balance, December 31, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,153,731)	$(1,253,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,445	72,516
Stock based compensation	124,695	65,569
Credit for inventory obsolescence	(11,645)	(3,218)
Provision for income tax withholding	12,941	13,092
PIK interest, net	78,811	21,927
Change in:
Accounts receivable	(166,910)	1,809,622
Inventories	(11,988)	70,873
Prepaid expenses, other current assets and other assets	7,741	7,871
Taxes payable	-	(45,000)
Trade accounts payable and other current liabilities	(504,459)	(2,965,255)
Repayments of Revenue Sharing Agreement	-	(312,067)
Net cash used in operating activities	(1,549,100)	(2,517,696)

Cash flows from investing activities:
Purchases of property and equipment	(21,561)	-
Proceeds from repayments of note receivable	103,709	406,522
Purchases of patents and trademarks	(25,120)	(13,702)
Net cash provided by investing activities	57,028	392,820

Cash flows from financing activities:
Proceeds from long-term debt	5,700,000	3,600,000
Repayments of long-term debt and PIK interest	(5,999,000)	(4,112,549)
Net cash used in financing activities	(299,000)	(512,549)

Net decrease in cash	(1,791,072)	(2,637,425)

Cash, beginning of year	2,955,129	5,592,554
Cash, end of year	$1,164,057	$2,955,129

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$83,422	$12,549
Income Taxes	$14,270	$85,567

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

1. ORGANIZATION AND BUSINESS

Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, “Andrea” or the “Company”) has been engaged in the electronic communications industry since its inception. Since the early 1990s, Andrea has been primarily focused on developing and manufacturing state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications, primarily in the computer and business enterprise markets that require high quality, clear voice signals. Andrea’s technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. Andrea DSP Microphone and Audio Software Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate Digital Signal Processing, Noise Cancellation, Active Noise Cancellation and Active Noise Reduction microphone technologies, and are designed to cancel background noise in a wide range of noisy environments, such as homes, offices, factories and automobiles. Andrea also manufactures a line of accessories for these products for the consumer and commercial markets in the United States as well as in Europe and Asia. Andrea’s products and technologies are developed in part using our proprietary intellectual property. Andrea intends to vigorously defend and monetize its intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. Andrea records these activities as part of Andrea’s Patent Monetization segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” (“ASU 2014-15”). ASU 2014-15 requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the analysis set forth below, management believes that there is not substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance.

As part of the evaluation, management considered that on December 31, 2017, the Company had $1,164,057 in cash. At December 31, 2017, the Company had a positive working capital of approximately $1.2 million. The loss before income taxes was $1.2 million for the year ended December 31, 2017, of which $200,000 represents non-cash stock based compensation, depreciation and amortization expenses.

Principles of Consolidation

The consolidated financial statements include the accounts of Andrea and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss adjusts basic loss earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	December 31,
	2017	2016
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 12)	15,163,001	17,369,820
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	1,524,758	1,524,758
Series D Convertible Preferred Stock (Note 9)	3,628,576	3,628,576

Total potentially dilutive common shares	20,316,335	22,523,154

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2017 and 2016, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2017, the Company’s cash was held at four financial institutions.

Concentration of Risk

The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	December 31,
	2017	2016
Customer A	86%	*
Customer B	*	14%
Customer C	*	24%
Customer D	*	36%

____________________

* Amounts are less than 10%

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
DECEMBER 31, 2017

Other Intangible Assets

Andrea amortizes its core technology and patents and trademarks on a straight-line basis over their estimated useful lives that range from 10 to 20 years.

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with ASC 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2017 and 2016.

Revenue Recognition

Andrea recognizes revenue in accordance with ASC 985, “Software”and ASC 605 “Revenue Recognition.” Andrea recognizes non software-related revenue, which is generally comprised of microphones and microphone connectivity product revenues revenue, when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, title has transferred or access has been given, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured. With respect to licensing revenues, Andrea recognizes revenue based on the terms and conditions of individual contracts and when it can reliably estimate such amounts and collectability is reasonably assured. Generally, Andrea receives licensing reports from our licensees approximately one quarter in arrears due to the fact that our agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. Service revenue is recognized in revenues as the services are performed.

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017, the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2013 through 2017. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation

At December 31, 2017, Andrea had one stock-based employee compensation plan, which is described more fully in Note 12. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

In accordance with ASC 720, all media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2017 and 2016 were approximately $13,000 and $12,000, respectively and are included in general, administrative and selling expenses.

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

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2017 and 2016, the carrying value of all financial instruments approximated fair value.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. Andrea adopted ASU 2014-09 in the first quarter of 2018. Andrea is utilizing the modified retrospective transition method when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. The approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. The Company has completed its process review and will continue to review any new arrangements that are entered into. Based on the Company’s review, management does not currently expect the initial application of this guidance to have a material impact on its consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” (“ASU 2014-15”). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under US GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, US GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company has adopted ASU 2014-15 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted ASU 2016-01 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Additionally, we elected to account for forfeitures as they occur, rather than estimating expected forfeitures. The Company has adopted ASU 2016-09 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 provides financial statement readers more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. It is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted ASU 2016-15 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted ASU 2017-09 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

3. INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,
	2017	2016
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	900,063	874,943
	9,467,511	9,442,391
Less: accumulated amortization	(9,183,103)	(9,132,497)
	$284,408	$309,894

The changes in the carrying amount of intangible assets during the years ended December 31, 2017 and 2016 were as follows:

Balance as of January 1, 2016	$345,359
Additions during the period	13,702
Amortization	(49,167)
Balance as of December 31, 2016	309,894
Additions during the period	25,120
Amortization	(50,606)
Balance as of December 31, 2017	$284,408

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2017 and 2016, Andrea concluded that there were no long-lived assets that required to be tested for recoverability.

Amortization expense was $50,606 and $49,167 for the years ended December 31, 2017 and 2016, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company’s intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $61,000, $38,000, $26,000, $17,000 and $16,000, respectively.

4. INVENTORIES, net

Inventories, net, consisted of the following:

	December 31,
	2017	2016
Raw materials	$29,153	$17,533
Finished goods	214,976	188,304
	244,129	205,837
Less: reserve for obsolescence	(107,680)	(119,325)
	$136,449	$86,512

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consisted of the following:

	December 31,
	2017	2016
Information Technology Equipment	$258,715	$258,715
Furniture and fixtures	87,958	87,958
Tools, molds and testing equipment	210,894	189,333
	557,567	536,006
Less: accumulated depreciation and amortization	(497,234)	(472,395)
	$60,333	$63,611

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Depreciation and amortization of property and equipment was $24,839 and $23,349 for the years ended December 31, 2017 and 2016, respectively.

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT, AND LONG-TERM DEBT

Revenue Sharing and Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”), with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) currently owned by the Company (the “Patents”) in exchange for $3,500,000, which was originally recorded as an “Advance from Revenue Sharing Agreement” on the accompanying consolidated balance sheet and was fully repaid as of September 30, 2016. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 which were repaid in 2016. AND34’s rights to the Company’s Monetization Revenues (as defined in the Revenue Sharing Agreement) from the Patents and the Notes are secured by the Patents. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”) pursuant to which the parties agreed that Andrea would issue and sell to AND34 additional Notes up to an aggregate amount of $7,000,000, or such greater amount as AND34 may agree in its sole discretion, during the four-year period beginning on the date of execution of the Rider. In October 2017, Andrea and AND34 executed an amendment to the Rider to issue an additional $500,000 of additional Notes. Under the Rider, as amended, Andrea has agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $7,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four-year period beginning on the date of execution of the Rider. The Additional Notes will have a maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement, and be used for expenses of the Company incurred in pursuing patent monetization. As of December 31, 2017, there was $1,184,422 and $5,542 in Additional Notes outstanding and PIK interest, respectively.

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (See Note 13). For the years ended December 31, 2017 and 2016, there were approximately $6,000,000 and $2,944,000, respectively, of non-recurring monetization revenues recognized for patent licensing agreements entered into during the respective periods.

The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of the Patents. The Revenue Participants and the Company will account for the tax treatment as set forth in the Revenue Sharing Agreement. Following an Event of Default under the Revenue Sharing Agreement, the Note Purchasers and Revenue Participants may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or the exercise of any power granted under the Revenue Sharing Agreement or ancillary documents, including the Notes.

Long-term debt

	December 31,
	2017	2016
Note Payable	$1,184,422	$1,400,000
PIK interest	5,542	10,153
Total long-term debt	1,189,964	1,410,153
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,189,964	$1,410,153

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The unpaid principal amount of the Notes (including any PIK Interest) have an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum (totaling 3.33% and 3% at December 31, 2017 and 2016, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the years ended December 31, 2017 and 2016, $5,700,000 and $3,600,000, respectively, of notes payable were issued to AND34. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

7. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consisted of the following:

	December 31,
	2017	2016
Trade accounts payable	$34,659	$31,887
Payroll and related expenses	23,494	25,630
Patent monetization expenses	200,769	705,964
Professional and other service fees	108,404	93,604
Total trade accounts payable and other current liabilities	$367,326	$857,085

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

In accordance with Sub Topic 815-40, Andrea evaluated the Series C Preferred Stock and concluded that it is not indexed to the Company’s stock because of the conversion price adjustment feature described above. Accordingly, under the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”), Andrea evaluated the Series C Preferred Stock embedded conversion feature. The Company has concluded that the embedded conversion feature would be classified in shareholders’ equity if it were a freestanding instrument, but as the Series C Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series C instrument and accounted for separately.

On April 4, 2016, 10.904533 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 498,900 shares of Common Stock at a conversion price of $0.2551.

As of December 31, 2017, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and remaining accrued dividends of $55,697.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

In accordance with Sub Topic 815-40, Andrea evaluated the Series D Preferred Stock and concluded that it is not considered to be indexed to the Company’s stock because of the conversion price adjustment feature described above. Accordingly, under the provisions of ASC 815, Andrea evaluated the Series D Preferred Stock embedded conversion feature. The Company has concluded that the embedded conversion feature would be classified in shareholders’ equity if it were a freestanding instrument, but as the Series D Preferred Stock is more akin to equity and as such it should not be bifurcated from the Series D instrument and accounted for separately.

As of December 31, 2017, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2016 and during the years ended December 31, 2017 and 2016.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2014 through 2017. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

On December 22, 2017, President Trump signed into law the legislation generally known as the Tax Cut and Jobs Act (the “2017 Tax Act. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. During the fourth quarter of 2017, the Company recorded a material, non-cash, change in its net deferred income tax balances of approximately $5.7 million related to the tax rate change, which resulting in a corresponding reduction of its valuation allowance. Upon completion of the Company’s 2017 U.S. income tax return in 2018, it may identify additional remeasurement adjustments to its recorded deferred tax assets. The Company will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2017. For the year ended December 31, 2017, the Company determined that, more likely than not, its deferred tax assets would not be realized and, accordingly, increased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The provision for income tax consisted of the following:

	For the Years Ended December 31,
	2017	2016
Current:
Federal	$-	$(45,000)
Foreign	12,941	58,092
State and Local	-	-
Total Current	12,941	13,092
Deferred
Federal	5,297,000	(368,000)
Foreign	-	-
State and Local	(663,000)	(54,000)
Adjustment to valuation allowance related to net deferred tax assets	(5,231,000)	422,000
Total Deferred	-	-
Provision for income taxes	$12,941	$13,092

The provision for income taxes for the years ended December 31, 2017 and 2016 of approximately $13,000 is the result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned partially offset by a Federal income tax refund relating to alternative minimum tax credits.

Loss before income taxes is comprised of the following:

	For the Years Ended December 31,
	2017	2016
Domestic	$(1,205,543)	$(1,529,050)
Foreign	64,753	288,516
Net loss before income taxes	$(1,140,790)	$(1,240,534)

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before provision for income taxes is as follows:

	For the Years Ended December 31,
	2017	2016
Tax provision at statutory rate	(21)%	(34)%
State and local taxes	(5)%	(5)%
Foreign taxes	(1)%	(4)%
Foreign tax deduction	-	2%
Incentive Stock Option Expense	2%	1%
Change in effective tax rate	(503)%	-
Change in valuation allowance for net deferred tax assets	527%	39%
	(1)%	(1)%

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$26,000	$56,000
Allowance for doubtful accounts	1,000	3,000
Reserve for obsolescence	29,000	71,000
Expense associated with non-qualified stock options	90,000	121,000
Revenue Sharing Agreement	258,000	430,000
General business credit	1,337,000	1,222,000
NOL carryforward	11,084,000	16,153,000
	12,825,000	18,056,000
Less: valuation allowance	(12,825,000)	(18,056,000)
Deferred tax asset, net	$-	$-

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2017	2016
Beginning Balance	$18,056,000	$17,634,000
Change in Allowance	(5,231,000)	422,000
Ending Balance	$12,825,000	$18,056,000

As of December 31, 2017, Andrea had net operating loss and credit carryforwards of approximately $42.6 million expiring in varying amounts beginning in 2018 through 2037. Andrea has General Business Credits of approximately $1.3 million expiring in varying amounts beginning in 2018 through 2037. As a result of the Company’s adoption of ASU No. 2016-09 effective January 1, 2016, the Company records tax benefits and expense in the statements of earnings.

11. COMMITMENTS AND CONTINGENCIES

Leases

In May 2015, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. The rent expense under this operating lease was $33,701 and $32,347 for the years ended December 31, 2017 and 2016, respectively. The current monthly rent under this lease is $2,812 with annual escalations of 3.5%.

As of December 31, 2017, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, were as follows:

2018	$62,119
2019	57,529
2020	35,787
Total	$155,435

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, and subsequently amended the employment agreement on February 19, 2018. The effective date of the original employment agreement was August 1, 2014, as amended for extension of its term, and it currently expires on July 31, 2018, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000 effective January 8, 2018 prior to which his annual base salary was $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At December 31, 2017, the future minimum cash commitments under this agreement aggregate $126,000.

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

Also on November 8, 2017, Apple contingently appealed the ALJ’s ruling on the validity of the asserted patent. On January 11, 2018, the ITC notified the parties that it intends to review the ALJ’s initial determination with respect to (1) standing, (2) infringement, (3) invalidity, (4) inequitable conduct, and (5) domestic industry. On January 11, 2018, the ITC also requested additional factual and legal arguments regarding Andrea’s standing. The ITC’s final decision was issued on March 22, 2018. The ITC overturned the ALJ’s finding on standing, and held that Andrea has standing as the sole complainant. The ITC affirmed the ALJ’s finding that Andrea does not have a domestic industry because it does not meet the “technical prong” of domestic industry. The ITC took no position on the other issues under review – infringement, validity, inequitable conduct, and the “economic prong” of domestic industry.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both Andrea and Apple requested oral argument in these two IPR proceedings. The oral arguments in those two IPR proceedings are currently scheduled for April 25, 2018. Andrea intends to vigorously defend its patents in these PTO proceedings.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

The stock option awards granted under this plan have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with vesting periods of up to four years and 10-year contractual terms. The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

No options were granted during the year ended December 31, 2017. During the year ended December 31, 2016, Andrea granted 3,600,000 common stock options with a weighted average fair market value of $0.05 per share. The grants provide for up to a three-year vesting period, a weighted average exercise price of $0.05 per share, which was the fair market value of the Company’s common stock at the date of grant, and a weighted average expected life of 8 years. The fair value of the 3,600,000 stock options granted was $180,000 which was estimated on the date of grant using the Black-Scholes option-pricing model that uses the following weighted-average assumptions for the year ended December 31, 2016:

December 31, 2016
Expected life in years (based on simplified method)	8 years
Risk-free interest rate	2.09%
Volatility (based on historical volatility)	209.5%
Dividend yield	0%

Option activity during 2017 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2017	17,369,820	$0.07	$0.07	4.59 years	12,672,230	$0.08	$0.08	2.79 years
Cancelled/Expired	(2,202,979)	$0.11	$0.09
Forfeited	(3,840)	$0.08	$0.08
At December 31, 2017	15,163,001	$0.07	$0.07	4.15 years	12,561,401	$0.07	$0.07	3.19 years

During the year ended December 31, 2017, 2,092,150 options vested with a weighted average exercise price of $0.06 and a weighted average fair value of $0.06 per option. Based on the December 31, 2017, fair market value of the Company’s common stock of $0.05 per share, the aggregate intrinsic value of the 15,163,001 options outstanding and 12,561,401 options exercisable is $47,850.

Total compensation expense recognized related to stock option awards was $124,695 and $65,569 for the years ended December 31, 2017 and 2016, respectively. In the accompanying consolidated statement of operations for the year ended December 31, 2017, $106,448 of expense is included in general, administrative and selling expenses and $18,247 is included in research and development expenses. In the accompanying consolidated statement of operations for the year ended December 31, 2016, $54,641 of expense is included in general, administrative and selling expenses and $10,928 is included in research and development expenses.

As of December 31, 2017, there was $67,799 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized over the weighted-average period of 1.31 years. This unrecognized compensation cost is expected to be recognized over the next 2 years ($49,453 in 2018 and $18,346 in 2019).

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

13. SEGMENT INFORMATION

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in two segments: (i) Patent Monetization; and (ii) Andrea DSP Microphone and Audio Software Products. Patent Monetization includes Monetization Revenues (as defined in our Revenue Sharing Agreement). Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2017 and 2016:

		Andrea DSP
		Microphone and
	Patent	Audio Software
2017 Twelve Month Segment Data	Monetization	Products	Total 2017
Net product revenues	$-	$851,870	$851,870
License revenues	6,003,594	88,776	6,092,370
Loss from operations	(24,461)	(1,047,467)	(1,071,928)
Depreciation and amortization	25,304	50,141	75,445
Purchases of patents and trademarks	12,560	12,560	25,120
Purchases of property and equipment	-	21,561	21,561
Assets	255,759	1,700,158	1,955,917
Total long lived assets	142,201	202,540	344,741

		Andrea DSP
		Microphone and
	Patent	Audio Software
2016 Twelve Month Segment Data	Monetization	Products	Total 2016
Net product revenues	$-	$413,084	$413,084
License revenues	2,947,923	221,434	3,169,357
Loss from operations	(21,097)	(1,222,145)	(1,243,242)
Depreciation and amortization	24,583	47,933	72,516
Purchases of patents and trademarks	6,851	6,851	13,702
Assets	673,295	2,973,007	3,646,302
Total long lived assets	154,945	218,560	373,505

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2017 and 2016, and as of each respective year-end, total revenues and accounts receivable by geographic area were as follows:

Geographic Data	2017	2016
Total Revenues:
United States	$659,297	$1,704,248
Foreign(1)	6,284,943	1,878,193
	$6,944,240	$3,582,441
Accounts receivable:
United States	$187,222	$35,268
Foreign	73,724	34,714
	$260,946	$69,982
____________________

(1)	Total revenue from South Korea represented 86% of total revenues for the year ended December 31, 2017. Total revenue from Israel represented 36% of total revenues for the year ended December 31, 2016.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

The following table reflects the results of the discontinued operations of the Division’s business segment for the years ended December 31, 2017 and 2016 and as of December 31, 2017 and December 31, 2016, respectively:

	December 31, 2017	December 31, 2016
Operations
Net revenues	$16,728	$82,591
Cost of revenues	16,728	82,591
Gross margin	$-	$-

	December 31, 2017	December 31, 2016
Assets
Accounts Receivable, net	$-	$36,995
Inventories, net	-	26,304
Assets from discontinued operations	$-	$63,299

Liabilities
Other current liabilities	-	14,700
Liabilities from discontinued operations	$-	$14,700

The assets that were sold consisted of property and equipment, resulting in a gain on sale of approximately $880,000 in the year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

		By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President,
Chief Executive Officer and Corporate
Secretary

Date:	March 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 26, 2018
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 26, 2018
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 26, 2018
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 26, 2018
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 26, 2018
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 26, 2018
Jonathan D. Spaet