Form 10-Q
period 2018-03-31
ANDREA ELECTRONICS CORP
filed 2018-05-15
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2018, there were 64,914,935 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash	$1,064,312	$1,164,057
Accounts receivable, net of allowance for doubtful accounts of $5,092	184,788	260,946
Inventories, net	95,498	136,449
Prepaid expenses and other current assets	41,765	44,474
Total current assets	1,386,363	1,605,926

Property and equipment, net	53,283	60,333
Intangible assets, net	269,219	284,408
Other assets, net	5,250	5,250
Total assets	$1,714,115	$1,955,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable and other current liabilities	$327,135	$367,326
Accrued Series C Preferred Stock Dividends	55,697	55,697
Total current liabilities	382,832	423,023

Long-term debt	1,307,653	1,189,964
Total liabilities	1,690,485	1,612,987

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 shares; liquidation value: $333,269	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 64,914,935 shares	649,149	649,149
Additional paid-in capital	77,944,386	77,931,051
Accumulated deficit	(78,578,978)	(78,246,343)

Total shareholders’ equity	23,630	342,930

Total liabilities and shareholders’ equity	$1,714,115	$1,955,917

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenues
Net product revenues	$254,390	$113,702
License and service related revenues	22,155	20,077
Total revenues	276,545	133,779
Cost of revenues	77,878	36,718
Gross margin	198,667	97,061
Patent Monetization expenses	40,047	1,565,438
Research and development expenses	153,378	225,230
General, administrative and selling expenses	320,832	355,500
Operating loss	(315,590)	(2,049,107)
Interest expense, net	15,911	7,195
Loss before provision for income taxes	(331,501)	(2,056,302)
Provision for income taxes	1,134	3,700
Net loss	$(332,635)	$(2,060,002)
Basic and diluted weighted average shares	64,914,935	64,914,935
Basic and diluted net loss per share	$(.01)	$(.03)

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	13,335	-	13,335
Net loss	-	-	-	-	-	-	-	(332,635)	(332,635)
Balance, March 31, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,944,386	$(78,578,978)	$23,630

See Notes to Condensed Consolidated Financial Statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(332,635)	$(2,060,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,239	18,148
Stock based compensation expense	13,335	34,527
Reserve for inventory obsolescence	(2,200)	(66,760)
Provision for income tax withholding	1,134	3,700
PIK interest, net	17,689	10,576
Change in:
Accounts receivable	75,024	17,213
Inventories	43,151	98,123
Prepaid expenses, other current assets and other assets	2,709	3,948
Trade accounts payable and other current liabilities	(40,191)	1,230,862
Net cash used in operating activities	(199,745)	(709,665)

Cash flows from investing activities:
Proceeds from repayments of note receivable	-	103,709
Purchases of patents and trademarks	-	(5,847)
Net cash provided by investing activities	-	97,862

Cash flows from financing activities:
Proceeds from long-term notes	100,000	-
Net cash provided by financing activities	100,000	-

Net decrease in cash	(99,745)	(611,803)

Cash, beginning of year	1,164,057	2,955,129
Cash, end of period	$1,064,312	$2,343,326

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$2,647	$3,876

See Notes to Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2017 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2018. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2017 audited consolidated financial statements.

Liquidity - The Company’s loss before income taxes was $331,501 for the three months ended March 31, 2018, of which $35,574 represents non-cash stock based compensation, depreciation and amortization expenses. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the evaluation, management believes that there is not substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance. As part of the evaluation, management considered the Company’s cash balance of $1,064,312 and its positive working capital of approximately $1.0 million as of March 31, 2018 as well as the Company’s projected revenues and expenses for the next twelve months.

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

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	15,163,001	17,329,820
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	1,524,758	1,524,758
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576

Total potentially dilutive common shares	20,316,335	22,483,154

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2018 and December 31, 2017, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2018 and December 31, 2017, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Customer A	11%	39%
Customer B	61%	30%
Customer C	*	11%
____________________

* Amounts are less than 10%

As of March 31, 2018, Customers A, B and C accounted for approximately 13%, 55% and 2%, respectively, of accounts receivable. As of December 31, 2017, Customer A, B and C accounted for approximately 18%, 35% and 4% of accounts receivable.

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

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or net realizable value. The cost of inventory is based on the respective cost of materials. Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories based on the specific identification method as well as a general reserve. Andrea records changes in inventory reserves as part of cost of revenues.

	March 31, 2018	December 31, 2017
Raw materials	$26,535	$29,153
Finished goods	174,443	214,976
	200,978	244,129
Less: reserve for obsolescence	(105,480)	(107,680)
	$95,498	$136,449

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At March 31, 2018 and December 31, 2017, Andrea concluded that intangibles and long-lived assets were not required to be tested for recoverability.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
Trade accounts payable	$63,181	$34,659
Payroll and related expenses	33,568	23,494
Patent monetization expenses	102,640	200,769
Short-term deferred revenue	4,000	-
Professional and other service fees	123,746	108,404
Total trade accounts payable and other current liabilities	$327,135	$367,326

Revenue Recognition - On January 1, 2018 the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU No. 2014-09”), which is described below in Recent Accounting Pronouncements. In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

Andrea utilizes the modified retrospective approach when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. Based on the Company’s review, management does not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements.

The Company disaggregates its revenues into three contract types: 1) product revenues and 2) service related revenue and 3) license revenues and by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the company satisfies performance obligation by transferring promised goods to a customer. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Given the nature of this revenue, customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Licensing and service related revenues is recognized based on the terms and conditions of individual contracts using the five step approach listed above which identifies performance obligation and transaction price.. Typically, Andrea receives licensing reports from our licensees approximately one quarter in arrears due to the fact that our agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. As of the three months ending March 31, 2018, the company has $4,000 of deferred revenue which is an advance payment from customers which is expected to be recognized as revenue within one year and is included in trade accounts payable and other current liabilities in our Condensed Consolidated Balance Sheet. See Note 8 for additional description of our reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for the tax years ended 2014 through 2017. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At March 31, 2018, Andrea did not have any authorized and unexpired stock-based employee compensation plans. However, it did have equity awards outstanding at March 31, 2018 pursuant to its expired 2006 Plan, which is described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.

Use of Estimates - The preparation of condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, and revenue recognition as well as the recording and presentation of the Company’s convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the condensed consolidated interim financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU No. 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. Andrea adopted ASU No. 2014-09 in the first quarter of 2018. Andrea is utilizing the modified retrospective transition method when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. The approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. The Company has completed its process review and will continue to review any new arrangements that are entered into. Based on the Company’s review, management does not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements. For further discussion, see the section titled “Revenue Recognition” in Note 2 of the Notes to Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU No. 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted ASU No. 2016-01 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

In July 2017, the FASB issued a two-part ASU No. 2017-11, “I. Accounting for Certain Financial Instruments With Down Round Features” and “II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception” (“ASU No. 2017-11”). ASU No. 2017-11 amends guidance in FASB ASC 260, “Earnings Per Share,” FASB ASC 480, “Distinguishing Liabilities from Equity,” and FASB ASC 815, “Derivatives and Hedging.” The amendments in Part I of ASU No. 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU No. 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU No. 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 which were repaid in 2016. In 2016-2017, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $7,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four-year period beginning on the date of execution of the Rider (August 10, 2016). The Additional Notes will have a maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of March 31, 2018, there was $1,284,422 and $23,231 in Additional Notes outstanding and PIK interest, respectively.

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

The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of the Patents including tax treatment. Following an Event of Default under the Revenue Sharing Agreement, the Note Purchasers and Revenue Participants may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or the exercise of any power granted under the Revenue Sharing Agreement or ancillary documents including the Notes.

Long-term debt

	March 31, 2018	December 31, 2017
Note Payable	$1,284,422	$1,184,422
PIK interest	23,231	5,542
Total long-term debt	1,307,653	1,189,964
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,307,653	$1,189,964

The unpaid principal amount of the Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 4.67% and 3.33% at March 31, 2018 and December 31, 2017, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the three months ended March 31, 2018 and year ended December 31, 2017 $100,000 and $5,700,000, respectively, of notes payable were issued to AND34. As of March 31, 2018, the remaining amount of Additional Notes that can be issued is $300,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

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

As of March 31, 2018, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and remaining accrued dividends of $55,697.

Note 5. Series D Redeemable Convertible Preferred Stock

The Series D Preferred Stock is convertible into Common Stock at a conversion price of $0.25 per share. The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment. This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days that may be considered grace periods as defined by the Registration Rights Agreement).

As of March 31, 2018, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a lease for its current corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. Rent expense under this operating lease was $8,470 and $8,187 for the three months ended March 31, 2018 and 2017, respectively. The current monthly rent under this lease is $2,823 with annual escalations of 3.5%.

As of March 31, 2018, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2018 (April 1 – December 31)	$46,786
2019	57,529
2020	35,787
Total	$140,102

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, and subsequently amended the employment agreement on February 19, 2018. The effective date of the original employment agreement was August 1, 2014, as amended for extension of its term, and it currently expires on July 31, 2018, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000 effective January 8, 2018 prior to which his annual base salary was $300,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At March 31, 2018, the future minimum cash commitments under this agreement aggregate $72,000.

On November 11, 2008, the Company entered into an amended and restated change in control agreement with Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary of the Company. The change in control agreement provides Ms. Guiffre with a severance benefit upon termination in connection with a change in control (as defined in the agreement). If Ms. Guiffre is terminated following a change in control, the Company will pay Ms. Guiffre a sum equal to three times Ms. Guiffre’s average annual compensation for the five preceding taxable years. All restrictions on any restricted stock will lapse immediately and incentive stock options and stock appreciation rights, if any, will become immediately exercisable in the event of a change in control of the Company. Upon the occurrence of a change in control followed by Ms. Guiffre’s termination of employment, the Company will cause to be continued life, medical, dental and disability coverage. Such coverage and payments shall cease upon the expiration of 36 full calendar months following the date of termination.

Legal Proceedings

In December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a lawsuit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. In April 2018, Andrea sought and was granted a Motion for Summary Judgment and Motion for Entry of Final Judgment pursuant to Rule 54(b); therefore this matter is considered resolved.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both Andrea and Apple requested oral argument in these two IPR proceedings. The oral arguments in those two IPR proceedings were presented on April 25, 2018. The PTO is expected to issue a decision on these IPRs in July 2018. Andrea intends to vigorously defend its patents in these PTO proceedings.

Note 7. Stock Plans and Stock Based Compensation

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorized the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. Awards could be granted to key employees, officers, directors and consultants. As the 2006 Plan has expired, no further awards will be granted under the 2006 Plan.

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

Option activity during the three months ended March 31, 2018 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2018	15,163,001	$0.07	$0.07	4.15 years	12,561,401	$0.07	$0.07	3.19 years
Forfeited	-	-	-
Canceled	-	-	-
At March 31, 2018	15,163,001	$0.07	$0.07	3.90 years	12,561,401	$0.07	$0.07	2.95 years

Based on the March 31, 2018, fair market value of the Company’s common stock of $0.07 per share, the aggregate intrinsic value for the 15,163,001 options outstanding and 12,561,401 options exercisable is $222,550 and $172,856, respectively.

Total compensation expense recognized related to stock option awards was $13,335 and $34,527 for the three months ended March 31, 2018 and 2017, respectively. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2018, $11,487 of compensation expense is included in general, administrative and selling expenses and $1,848 of compensation expense is included in research and development expenses. In the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017, $29,346 of compensation expense is included in general, administrative and selling expenses and $5,181 of compensation expense is included in research and development expenses.

As of March 31, 2018, there was $54,464 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized over the weighted-average period of 1.06 years. Specifically, this unrecognized compensation cost is expected to be recognized during the remaining part of 2018 and 2019 in the amounts of $36,118 and $18,346, respectively.

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

The following represents selected condensed consolidated interim financial information for Andrea’s segments for the three month periods ended March 31, 2018 and 2017.

2018 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Three Month Segment Data
Net product revenues	$-	$254,390	$254,390
Service related revenue	-	9,938	9,938
License revenues	209	12,008	12,217
Operating loss	(147,480)	(168,110)	(315,590)
Depreciation and amortization	7,596	14,643	22,239
Assets	208,565	1,505,550	1,714,115
Property and equipment and intangibles	134,605	187,897	322,502

2017 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Three Month Segment Data
Net product revenues	$-	$113,702	$113,702
Service related revenue	-	-	-
License revenues	464	19,613	20,077
Operating loss	(1,694,534)	(354,573)	(2,049,107)
Depreciation and amortization	6,224	11,924	18,148
Purchases of patents and trademarks	2,923	2,924	5,847

December 31, 2017 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Year End Segment Data
Assets	$255,759	$1,700,158	$1,955,917
Property and equipment and intangibles	142,201	202,540	344,741

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2018 and 2017 total revenues by geographic area were as follows:

Geographic Data	March 31, 2018	March 31, 2017
Total revenues:
United States	$246,971	$105,303
Foreign(1)	29,574	28,476
	$276,545	$133,779
____________________

(1)	Net revenues to any one foreign country did not exceed 10% of total net revenues for the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2018	December 31, 2017
Accounts receivable:
United States	$166,772	$187,222
Foreign	18,016	73,724
	$184,788	$260,946

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and manufacture state-of-the-art digital microphone products and noise reduction software that facilitate natural language, human/machine interfaces. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934. Our patented and patent-pending digital noise canceling technologies enable a speaker to be at a distance from the microphone (we refer to this capability as “far-field” microphone use), and free the speaker from having to use a close talking microphone. We believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. As part of our Patent Monetization efforts, we plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales, and we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2017. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2017.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the Company’s quarterly reports on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Operations

Three Months ended March 31, 2018 compared to Three Months ended March 31, 2017

Total Revenues

	For the Three Months Ended March 31,
	2018	2017	% Change
Patent Monetization revenues
License revenues	$209	$464	(55)
Total Patent Monetization revenues	209	464	(55)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	102,606	13,738	647	(a)
Revenue from OEM array microphone products	131,216	46,753	181	(b)
Revenue from customized digital products	16,589	50,491	(67)	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	3,979	2,720	46
License and service related revenues	21,946	19,613	12
Total Andrea DSP Microphone and Audio Software Products revenues	276,336	133,315	107

Total revenues	$276,545	$133,779	107
____________________

(a)

The approximate $89,000 increase in revenues of automotive array microphone products for the three months ended March 31, 2018, as compared to the same period in 2017, is the result of increased demand from integrators of public safety and mass transit vehicle solutions.

(b)

The approximate $84,000 increase in revenues of OEM array microphone products for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 is primarily the result of securing additional integrators of commercial product audio solutions.

(c)

The decrease of approximately $34,000 for the three months ended March 31, 2018, as compared to the same period in 2017 in customized digital products revenue is related to the timing of purchases from an OEM customer for a customized digital product.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the three months ended March 31, 2018 and 2017 was 28% and 27%, respectively. There was no cost of revenues associated with the Patent Monetization revenues of $209 and $464 for the three months ended March 31, 2018 and 2017, respectively. The cost of revenues as a percentage of total revenues for the three months ended March 31, 2018 and 2017 for Andrea DSP Microphone and Audio Software Products was 28% for both periods. These changes are primarily the result of the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended March 31, 2018 decreased 97% to $40,047 from $1,565,438 for the three months ended March 31, 2017. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings. The decreases in Patent Monetization expenses for the three months ended March 31, 2018 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2018 decreased 32% to $153,378 from $225,230 for the three months ended March 31, 2017. The expenses primarily relate to costs associated with the development of new products. For the three months ended March 31, 2018, the decrease in research and development expenses reflects a 22% increase in our Patent Monetization efforts to $7,596, or 5% of total research and development expenses, and a 33% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $145,782, or 95% of total research and development expenses. The increase in our Patent Monetization efforts represents an increase in amortization expense while the decrease in our Andrea DSP Microphone and Audio Software Technology efforts reflects a decrease in salary expenses related to a project that was recently completed. With respect to DSP Microphone and Audio Software technologies, our research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 10% to $320,832 for the three months ended March 31, 2018 from $355,500 for the three months ended March 31, 2017. For the three months ended March 31, 2018, general, administrative and selling expenses related to our Patent Monetization efforts were $100,046, or 31% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $220,786, or 69% of total general, administrative and selling expenses. These decreases relate to salary reductions taken by executive management in 2018.

Interest expense, net

Interest expense, net for the three months ended March 31, 2018 was $15,911 compared to $7,195 for the three months ended March 31, 2017. The change in this line item was attributable to an increase in interest expense because of a higher interest rate combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2018 was $1,134 compared to $3,700 for the three months ended March 31, 2017. The provision for the three months ended March 31, 2018 and 2017 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended March 31, 2018 was $332,635 compared to a net loss of $2,060,002 for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2018 and 2017, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2018, we had cash of $1,064,312 compared with $1,164,057 at December 31, 2017. The decrease in our cash balance at March 31, 2018 was primarily a result of cash used in operations partially offset by cash provided by financing activities.

Our working capital balance at March 31, 2018 was $1,003,531 compared to working capital of $1,182,903 at December 31, 2017. The decrease in working capital reflects a decrease in total current assets of $219,563 and a decrease in total current liabilities of $40,191. The decrease in total current assets of $219,563 reflects a decrease in cash of $99,745, a decrease in accounts receivable of $76,158, a decrease in inventories of $40,951 and a decrease in prepaid expenses and other current assets of $2,709. The decrease in total current liabilities of $40,191 reflects a decrease in trade accounts payable and other current liabilities.

The decrease in cash of $99,745 reflects $199,745 of net cash used in operating activities offset in part by $100,000 of cash provided by financing activities.

The cash used by operating activities of $199,745, excluding non-cash charges for the three months ended March 31, 2018, was attributable to a $75,024 decrease in accounts receivable, a $43,151 decrease in inventories, a $2,709 decrease in prepaid expenses, other current assets and a $40,191 decrease in trade accounts payable and other current liabilities. The changes in accounts receivable, inventories, prepaid expenses, other current assets and trade accounts payable and other current liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash provided by financing activities of $100,000, reflects proceeds from long-term debt.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of May 9, 2018, Andrea had approximately $900,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2010, Audrey Edwards, Executrix of the Estate of Leon Leroy Edwards, filed a lawsuit in the Superior Court of Providence County, Rhode Island, against 3M Company and over 90 other defendants, including the Company, alleging that the Company processed, manufactured, designed, tested, packaged, distributed, marketed or sold asbestos containing products that contributed to the death of Leon Leroy Edwards. In April 2018, Andrea sought and was granted a Motion for Summary Judgment and Motion for Entry of Final Judgment pursuant to Rule 54(b); therefore this matter is considered resolved..

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both Andrea and Apple requested oral argument in these two IPR proceedings. The oral arguments in those two IPR proceedings were presented on April 25, 2018. The PTO is expected to issue a decision on these IPRs in July 2018. Andrea intends to vigorously defend its patents in these PTO proceedings.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended March 31, 2018 were $276,545 compared to $133,779 for the three months ended March 31, 2017. Net loss for the three months ended March 31, 2018 was $332,635, or $0.01 per share on a basic and diluted basis, compared to a net loss of $2,060,002, or $0.03 per share on a basic and diluted basis for the three months ended March 31, 2017. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 64,914,935 were outstanding as of May 9, 2018. The number of shares outstanding does not include an aggregate of 20,316,335 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 31% of the 64,914,935 outstanding shares. These issuable common shares are comprised of: a) 15,163,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 1,524,758 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications*
	Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: May 15, 2018

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 15, 2018
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 15, 2018
Corisa L. Guiffre	Assistant Corporate Secretary