Form 10-Q
period 2018-06-30
ANDREA ELECTRONICS CORP
filed 2018-08-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2018, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash	$842,725	$1,164,057
Accounts receivable, net of allowance for doubtful accounts of $4,793 and $5,092, respectively	107,522	260,946
Inventories, net	125,497	136,449
Prepaid expenses and other current assets	206,791	44,474
Total current assets	1,282,535	1,605,926

Property and equipment, net	44,054	60,333
Intangible assets, net	279,779	284,408
Other assets, net	5,250	5,250
Total assets	$1,611,618	$1,955,917

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Trade accounts payable and other current liabilities	$357,996	$367,326
Accrued Series C Preferred Stock Dividends	55,697	55,697
Total current liabilities	413,693	423,023

Long-term debt	1,419,022	1,189,964
Total liabilities	1,832,715	1,612,987

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 33.3 shares; liquidation value: $333,269	1	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 64,964,935 and 64,914,935 shares, respectively	649,649	649,149
Additional paid-in capital	77,959,221	77,931,051
Accumulated deficit	(78,839,040)	(78,246,343)

Total shareholders’ (deficit) equity	(221,097)	342,930

Total liabilities and shareholders’ (deficit) equity	$1,611,618	$1,955,917

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Net product revenues	$228,824	$70,097	$483,214	$183,799
License and service related revenues	12,285	22,697	34,440	42,774
Total revenues	241,109	92,794	517,654	226,573
Cost of product revenues	38,289	25,936	116,167	62,654
Gross margin	202,820	66,858	401,487	163,919
Patent Monetization expenses	55,832	3,610,023	95,879	5,175,461
Research and development expenses	143,290	203,062	296,668	428,292
General, administrative and selling expenses	253,963	300,185	574,795	655,685
Operating loss	(250,265)	(4,046,412)	(565,855)	(6,095,519)
Interest expense, net	(9,068)	(22,715)	(24,979)	(29,910)
Loss from operations before provision for income taxes	(259,333)	(4,069,127)	(590,834)	(6,125,429)
Provision for income taxes	729	3,080	1,863	6,780
Net loss	$(260,062)	$(4,072,207)	$(592,697)	$(6,132,209)
Basic and diluted weighted average shares	64,931,968	64,914,935	64,923,499	64,914,935
Basic and diluted net loss per share	$(.00)	$(.06)	$(.01)	$(.09)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	26,670	-	26,670
Stock option exercises	-	-	-	-	50,000	500	1,500	-	2,000
Net loss	-	-	-	-	-	-	-	(592,697)	(592,697)
Balance, June 30, 2018	33.326899	$1	907,144	$9,072	64,964,935	$649,649	$77,959,221	$(78,839,040)	$(221,097)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(592,697)	$(6,132,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,658	35,440
Stock based compensation expense	26,670	68,157
Reserve for inventory obsolescence	(6,635)	(66,985)
Provision for income tax withholding	1,863	6,780
PIK interest, net	29,058	35,984
Change in:
Accounts receivable	151,561	36,507
Inventories	17,587	88,610
Prepaid expenses, other current assets and other assets	(162,317)	(37,916)
Trade accounts payable and other current liabilities	(9,330)	2,738,422
Net cash used in operating activities	(497,582)	(3,227,210)

Cash flows from investing activities:
Purchases of property and equipment	-	(10,330)
Proceeds from repayments of note receivable	-	103,709
Purchases of patents and trademarks	(25,750)	(8,814)
Net cash (used in) provided by investing activities	(25,750)	84,565

Cash flows from financing activities:
Proceeds from exercise of stock options	2,000	-
Proceeds from long-term notes	200,000	4,600,000
Net cash provided by financing activities	202,000	4,600,000

Net (decrease) increase in cash	(321,332)	1,457,355

Cash, beginning of year	1,164,057	2,955,129
Cash, end of period	$842,725	$4,412,484

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$2,747	$3,876

See Notes to unaudited condensed consolidated interim financial statements.

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

Liquidity - The Company’s loss before income taxes was $590,834 for the six months ended June 30, 2018, of which $73,328 represents non-cash stock based compensation, depreciation and amortization expenses. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”). ASU No. 2014-15 requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the evaluation, management believes that there is not substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance. As part of the evaluation, management considered the Company’s cash balance of $842,725 and its positive working capital of $868,842 as of June 30, 2018 as well as the Company’s projected revenues and expenses for the next twelve months.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	15,013,001	17,329,820	15,013,001	17,329,820
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	1,524,758	1,524,758	1,524,758	1,524,758
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576	3,628,576	3,628,576

Total potentially dilutive common shares	20,166,335	22,483,154	20,166,335	22,483,154

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended June 30, 2018 and December 31, 2017, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At June 30, 2018 and December 31, 2017, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Customer A	*	*	32%	21%
Customer B	36%	12%	20%	*
Customer C	29%	*	14%	*
Customer D	14%	35%	12%	37%
Customer E	*	20%	*	15%
____________________

*	Amounts are less than 10%

As of June 30, 2018, Customers B and D accounted for approximately 60% and 13%, respectively, of accounts receivable. As of December 31, 2017, Customer A, B and D accounted for approximately 35%, 42% and 18% of accounts receivable.

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

Inventories - Inventories are stated at the lower of cost (on a first-in, first-out) or net realizable value. The cost of inventory is based on the respective cost of materials. Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories based on the specific identification method as well as a general reserve. Andrea records changes in inventory reserves as part of cost of product revenues.

	June 30, 2018	December 31, 2017
Raw materials	$48,616	$29,153
Finished goods	177,926	214,976
	226,542	244,129
Less: reserve for obsolescence	(101,045)	(107,680)
	$125,497	$136,449

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At June 30, 2018 and December 31, 2017, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
Trade accounts payable	$62,762	$34,659
Payroll and related expenses	17,781	23,494
Patent monetization expenses	151,590	200,769
Short-term deferred revenue	30,775	-
Professional and other service fees	95,088	108,404
Total trade accounts payable and other current liabilities	$357,996	$367,326

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

Andrea utilizes the modified retrospective approach when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. Based on the Company’s review, management did not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements.

The Company disaggregates its revenues into three contract types: (1) product revenues (2) service related revenue and (3) license revenues and by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the company satisfies its performance obligation by transferring promised goods to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Given the nature of this revenue, customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligation and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. As of the six months ending June 30, 2018, the company had $30,775 of deferred revenue, which are advance payments from customers, are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s unaudited condensed consolidated balance sheets. See Note 8 for additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's unaudited condensed consolidated interim financial statements. The Company's evaluation was performed for the tax years ended 2014 through 2017. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At June 30, 2018, Andrea did not have any authorized and unexpired stock-based employee compensation plans. However, it did have equity awards outstanding at June 30, 2018 pursuant to its expired 2006 Plan, which is described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.

Use of Estimates - The preparation of unaudited condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, product warranty, depreciation, deferred income taxes, expected realizable values for assets (primarily intangible assets), contingencies, and revenue recognition as well as the recording and presentation of the Company’s convertible preferred stock. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the unaudited condensed consolidated interim financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods. Andrea adopted ASU No. 2014-09 in the first quarter of 2018. Andrea is utilizing the modified retrospective transition method when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. The approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. The Company has completed its process review and will continue to review any new arrangements that are entered into. Based on the Company’s review, management does not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements. For further discussion, see the section titled “Revenue Recognition” in Note 2 of the notes to unaudited condensed consolidated interim financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. It is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted ASU No. 2016-15 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted ASU No. 2017-09 and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the unaudited condensed consolidated interim financial statements are issued. Based upon that evaluation, other than as disclosed in Note 4, 6 and 7, the Company, other than what is disclosed, did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated interim financial statements.

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016-2017, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $7,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four-year period beginning on the date of execution of the Rider (August 10, 2016). The Additional Notes have a maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of June 30, 2018, there was $1,384,422 in Additional Notes principal and $34,600 PIK Interest outstanding.

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20%. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (See Note 8).

The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of the Patents including tax treatment. Following an Event of Default under the Revenue Sharing Agreement, the Note Purchasers and Revenue Participants may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or the exercise of any power granted under the Revenue Sharing Agreement or ancillary documents including the Additional Notes.

Long-term debt

	June 30, 2018	December 31, 2017
Note Payable	$1,384,422	$1,184,422
PIK interest	34,600	5,542
Total long-term debt	1,419,022	1,189,964
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,419,022	$1,189,964

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 4.31% and 3.33% at June 30, 2018 and December 31, 2017, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the six months ended June 30, 2018 and year ended December 31, 2017, $200,000 and $5,700,000, respectively, of Additional Notes were issued to AND34. As of June 30, 2018, the remaining amount of Additional Notes that can be issued is $200,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

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

As of June 30, 2018, there were 33.326899 shares of Series C Preferred Stock outstanding, which were convertible into 1,524,758 shares of Common Stock and had remaining accrued dividends of $55,697.

On July 17, 2018, 21.85765 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 1,000,022 shares of Common Stock at a conversion price of $0.2551.

Note 5. Series D Redeemable Convertible Preferred Stock

The Series D Preferred Stock is convertible into Common Stock at a conversion price of $0.25 per share. The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment (as such term is defined in certificate of amendment). This payment is to be paid in cash and is equal to the product of (i) the stated value of such shares of Series D Preferred Stock multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days that may be considered grace periods as defined by the Registration Rights Agreement).

As of June 30, 2018, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a lease for its current corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. Rent expense under this operating lease was $8,666 and $8,375 for the three months ended June 30, 2018 and 2017, respectively. Rent expense under this operating lease was $17,136 and $16,562 for the six months ended June 30, 2018 and 2017, respectively. The current monthly rent under this lease is $2,922 with annual escalations of 3.5%.

As of June 30, 2018, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2018 (July 1 – December 31)	$31,256
2019	57,529
2020	35,787
Total	$124,572

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018 and August 9, 2018. The effective date of the original employment agreement was August 1, 2014 and it currently expires on January 31, 2019, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At June 30, 2018, the future minimum cash commitments under this agreement aggregate $126,000.

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

Also in September 2016, the Company filed complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple and Samsung, and requesting monetary and injunctive relief. Andrea also dismissed its New York case against Samsung on September 13, 2017 based on the aforementioned Settlement Agreement and a Patent License Agreement. The case against Apple remains stayed. On July 20, 2018, Andrea informed the Court of the status of relevant proceedings at the United States Patent and Trademark Office (PTO) ), as described below, and its intention to move forward with the case regarding claims 6-9 of Andrea’s U.S. Patent No. 6,363,345. Apple has submitted correspondence seeking to maintain the stay pending its appeal of the PTO holdings. Andrea intends to vigorously prosecute the New York litigation.

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both Andrea and Apple requested oral argument in these two IPR proceedings which occurred on April 25, 2018. On July 12, 2018, the PTO issued its decisions in those two IPR proceedings, ruling that claims 6-9 of Andrea’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review.

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

Option activity during the six months ended June 30, 2018 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2018	15,163,001	$0.07	$0.07	4.15 years	12,561,401	$0.07	$0.07	3.19 years
Exercised	(50,000)	$0.04	$0.04
Canceled	(100,000)	$0.05	$0.05
At June 30, 2018	15,013,001	$0.07	$0.07	3.69 years	12,444,801	$0.07	$0.07	2.74 years

Based on the June 30, 2018, fair market value of the Company’s common stock of $0.07 per share, the aggregate intrinsic value for the 15,013,001 options outstanding and 12,444,801 options exercisable is $219,050 and $169,356, respectively.

Subsequent to June 30, 2018, 2,140,000 options were exercised at an exercise price of $0.04. These options had a fair value of $0.04 per share.

Total compensation expense recognized related to stock option awards was $13,335 and $33,630 for the three months ended June 30, 2018 and 2017, respectively. In the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2018, $11,487 of compensation expense is included in general, administrative and selling expenses and $1,848 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2017, $29,062 of compensation expense is included in general, administrative and selling expenses and $4,568 of compensation expense is included in research and development expenses.

Total compensation expense recognized related to stock option awards was $26,670 and $68,157 for the six months ended June 30, 2018 and 2017, respectively. In the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2018, $22,974 of compensation expense is included in general, administrative and selling expenses and $3,696 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2017, $58,408 of compensation expense is included in general, administrative and selling expenses and $9,749 of compensation expense is included in research and development expenses.

As of June 30, 2018, there was $41,129 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized over the weighted-average period of 0.83 years. Specifically, this unrecognized compensation cost is expected to be recognized during the remaining part of 2018 and 2019 in the amounts of $22,783 and $18,346, respectively.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three and six month periods ended June 30, 2018 and 2017 and the fiscal year end December 31, 2017.

2018 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Three Month Segment Data
Net product revenues	$-	$228,824	$228,824
Service related revenues	-	4,000	4,000
License revenues	430	7,855	8,285
Operating loss	(76,803)	(173,462)	(250,265)
Depreciation and amortization	7,596	16,823	24,419
Assets	306,885	1,304,733	1,611,618
Property and equipment and intangibles	139,890	183,943	323,833
Purchases of patents and trademarks	12,875	12,875	25,750

2017 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Three Month Segment Data
Net product revenues	$-	$70,097	$70,097
Service related revenues	-	-	-
License revenues	553	22,144	22,697
Operating loss	(3,704,332)	(342,080)	(4,046,412)
Depreciation and amortization	5,796	11,496	17,292
Purchases of patents and trademarks	1,483	1,484	2,967
Purchases of property and equipment	-	10,330	10,330

December 31, 2017 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Year End Segment Data
Assets	$255,759	$1,700,158	$1,955,917
Property and equipment and intangibles	142,201	202,540	344,741

2018 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Six Month Segment Data
Net product revenues	$-	$483,214	$483,214
Service related revenues	-	13,938	13,938
License revenues	639	19,863	20,502
Operating loss	(224,283)	(341,572)	(565,855)
Depreciation and amortization	15,192	31,466	46,658
Purchases of patents and trademarks	12,875	12,875	25,750

2017 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Six Month Segment Data
Net product revenues	$-	$183,799	$183,799
Service related revenues	-	-	-
License revenues	1,017	41,757	42,774
Operating loss	(5,398,866)	(696,653)	(6,095,519)
Depreciation and amortization	12,020	23,420	35,440
Purchases of patents and trademarks	4,407	4,407	8,814
Purchases of property and equipment	-	10,330	10,330

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2018 and 2017 total revenues by geographic area were as follows:

	June 30, 2018	June 30, 2017
Geographic Data
Total revenues:
United States	$105,003	$36,984
Foreign(1)	136,106	55,810
	$241,109	$92,794
____________________

(1)	Net revenues to People’s Republic of China represented 32% and 37% of total net revenues for the three months ended June 30, 2018 and 2017.

For the six-month periods ended June 30, 2018 and 2017 total revenues by geographic area were as follows:

	June 30, 2018	June 30, 2017
Geographic Data
Total revenues:
United States	$351,974	$142,287
Foreign(1)	165,680	84,286
	$517,654	$226,573
____________________

(1)	Net revenues to People’s Republic of China represented 15% and 22% of total net revenues for the six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, accounts receivable by geographic area were as follows:

Geographic Data	June 30, 2018	December 31, 2017
Accounts receivable:
United States	$95,633	$187,222
Foreign	11,889	73,724
	$107,522	$260,946

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the notes to unaudited condensed consolidated interim financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. A discussion of our critical accounting policies and estimates are included in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-K for the year ended December 31, 2017. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results Of Operations

Three and Six Months ended June 30, 2018 compared to Three and Six Months ended June 30, 2017

Total Revenues

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Patent Monetization revenues
License revenues	$430	$553	(22)	$639	$1,017	(37)
Total Patent Monetization revenues	430	553	(22)	639	1,017	(37)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	4,722	15,314	(69)	107,328	29,052	269	(a)
Revenue from OEM array microphone products	182,535	23,554	675	313,751	70,307	346	(b)
Revenue from customized digital products	16,702	25,529	(35)	33,291	76,020	(56)	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	24,865	5,700	336	28,844	8,420	243	(d)
License and service related revenues	11,855	22,144	(46)	33,801	41,757	(19)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	240,679	92,241	161	517,015	225,556	129

Total revenues	$241,109	$92,794	160	$517,654	$226,573	128

(a)	The approximate $11,000 decrease and $78,000 increase in revenues of automotive array microphone products for the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017 is related to timing of manufacturing of product to meet customer demand. The decrease in the three month ended June 30, 2018, is the result of not having product produced prior to June 30, 2018 to ship to customers waiting for product. The increase in the six months ended June 30, 2018, is the result of increased demand from integrators of public safety and mass transit vehicle solutions.

(b)	The approximate $159,000 and $243,000 increases in revenues of OEM array microphone products for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 are primarily the result of securing additional integrators of commercial product audio solutions.

(c)	The decreases of approximately $9,000 and $43,000 for the three and six months ended June 30, 2018, as compared to the same period in 2017 in customized digital products revenue is related to the timing of purchases from an OEM customer for a customized digital product.

(d)	The approximate $19,000 and $20,000 increases in revenues of all other Andrea DSP Microphone and Audio Software products for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 are primarily the result of new customers for new audio solutions.

(e)	The decreases of approximately $10,000 and $8,000 in license and service related revenue are a result of decreases of royalties for the three and six month periods ended June 30, 2018 as compared to the three and six month periods ended June 30, 2017 partially offset by an increase in service related revenue.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended June 30, 2018 and 2017 was 16% and 28%, respectively. Cost of product revenues as a percentage of total revenues for the six months ended June 30, 2018 and 2017 was 22% and 28%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of $430 and $639 for the three and six months ended June 30, 2018 nor cost of product revenues associated with the Patent Monetization revenues of $553 and $1,017, for the three and six months ended June 30, 2017. The cost of product revenues as a percentage of total revenues for the three months ended June 30, 2018 for Andrea DSP Microphone and Audio Software Products was 16% compared to 28% for the three months ended June 30, 2017. The cost of product revenues as a percentage of total revenues for the six months ended June 30, 2018 for Andrea DSP Microphone and Audio Software Products was 22% compared to 28% for the six months ended June 30, 2017.

These changes are primarily the result of the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended June 30, 2018 decreased 98% to $55,832 from $3,610,023 for the three months ended June 30, 2017. Patent monetization expenses for the six months ended June 30, 2018 decreased 98% to $95,879 from $5,175,461 for the six months ended June 30, 2017. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings. The decreases in Patent Monetization expenses for the three and six months ended June 30, 2018 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018 decreased 29% to $143,290 from $203,062 for the three months ended June 30, 2017. Research and development expenses for the six months ended June 30, 2018 decreased 31% to $296,668 from $428,292 for the six months ended June 30, 2017. The expenses primarily relate to costs associated with the development of new products. For the three months ended June 30, 2018, the decrease in research and development expenses reflects a 32% increase in our Patent Monetization efforts to $7,628, or 5% of total research and development expenses, and a 31% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $135,662, or 95% of total research and development expenses. For the six months ended June 30, 2018, the decrease in research and development expenses reflects a 27% increase in our Patent Monetization efforts to $15,224, or 5% of total research and development expenses, and a 32% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $281,444, or 95% of total research and development expenses. The increase in our Patent Monetization efforts represents an increase in intangible asset amortization expense while the decrease in our Andrea DSP Microphone and Audio Software Technology efforts reflects a decrease in salary expenses related to a project that was recently completed. With respect to DSP Microphone and Audio Software technologies, our research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 15% to $253,963 for the three months ended June 30, 2018 from $300,185 for the three months ended June 30, 2017. For the three months ended June 30, 2018, general, administrative and selling expenses related to our Patent Monetization efforts were $13,773, or 5% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $240,190, or 95% of total general, administrative and selling expenses. General, administrative and selling expenses decreased approximately 12% to $574,795 for the six months ended June 30, 2018 from $655,685 for the six months ended June 30, 2017. For the six months ended June 30, 2018, general, administrative and selling expenses related to our Patent Monetization efforts were $113,819, or 20% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $460,976, or 80% of total general, administrative and selling expenses. These decreases relate to salary reductions taken by executive management in 2018.

Interest expense, net

Interest expense, net for the three months ended June 30, 2018 was $9,068 compared to $22,715 for the three months ended June 30, 2017. Interest expense, net for the six months ended June 30, 2018 was $24,979 compared to $29,910 for the six months ended June 30, 2017. The change in this line item was attributable to a decrease in interest expense because of a lower amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2018 was $729 compared to $3,080 for the three months ended June 30, 2017. The income tax provision for the six months ended June 30, 2018 was $1,863 compared to $6,780 for the six months ended June 30, 2017. The provision for the three and six months ended June 30, 2018 and 2017 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended June 30, 2018 was $260,062 compared to a net loss of $4,072,207 for the three months ended June 30, 2017. Net loss for the six months ended June 30, 2018 was $592,697 compared to a net loss of $6,132,209 for the six months ended June 30, 2017. The net loss for the three and six months ended June 30, 2018 and 2017, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2018, we had cash of $842,725 compared with $1,164,057 at December 31, 2017. The decrease in our cash balance at June 30, 2018 was primarily a result of cash used in operating activities partially offset by cash provided by financing activities.

Our working capital balance at June 30, 2018 was $868,842 compared to working capital of $1,182,903 at December 31, 2017. The decrease in working capital reflects a decrease in total current assets of $323,391 and a decrease in total current liabilities of $9,330. The decrease in total current assets of $323,391 reflects a decrease in cash of $321,332, a decrease in accounts receivable of $153,424, and a decrease in inventories of $10,952 partially offset by an increase in prepaid expenses and other current assets of $162,317. The decrease in total current liabilities of $9,330 reflects a decrease in trade accounts payable and other current liabilities.

The decrease in cash of $321,332 reflects $497,582 of net cash used in operating activities, $25,750 of net cash used in investing activities offset in part by $202,000 of cash provided by financing activities.

The cash used in operating activities of $497,582, excluding non-cash charges for the six months ended June 30, 2018, was attributable to a $151,561 decrease in accounts receivable, a $17,587 decrease in inventories, a $162,317 increase in prepaid expenses, other current assets and a $9,330 decrease in trade accounts payable and other current liabilities. The changes in accounts receivable, inventories, prepaid expenses, other current assets and trade accounts payable and other current liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash provided by investing activities of $25,750 reflects an increase in patents and trademarks of $25,750. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $202,000, reflects proceeds from the exercise of stock options of $2,000 and proceeds from long-term debt of $200,000

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of August 9, 2018, Andrea had approximately $800,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

Also in September 2016, the Company filed complaints with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple and Samsung, and requesting monetary and injunctive relief. Andrea also dismissed its New York case against Samsung on September 13, 2017 based on the aforementioned Settlement Agreement and a Patent License Agreement. The case against Apple remains stayed. On July 20, 2018, Andrea informed the Court of the status of relevant proceedings at the United States Patent and Trademark Office (PTO), as described below, and its intention to move forward with the case regarding claims 6-9 of Andrea’s U.S. Patent No. 6,363,345. Apple has submitted correspondence seeking to maintain the stay pending its appeal of the PTO holdings. Andrea intends to vigorously prosecute the New York litigation.

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Andrea patents asserted in the ITC and District Court litigation proceedings with the United States Patent and Trademark Office (PTO). Andrea filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. Andrea filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both Andrea and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its decisions in those two IPR proceedings, ruling that claims 6-9 of Andrea’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended June 30, 2018 were $241,109 compared to $92,974 for the three months ended June 30, 2017. Our total revenues for the six months ended June 30, 2018 were $517,654 compared to $226,573 for the six months ended June 30, 2017. Net loss for the three months ended June 30, 2018 was $260,062, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $4,072,207, or $0.06 loss per share on a basic and diluted basis for the three months ended June 30, 2017. Net loss for the six months ended June 30, 2018 was $592,697, or $0.01 loss per share on a basic and diluted basis, compared to a net loss of $6,132,209, or $0.09 loss per share on a basic and diluted basis for the six months ended June 30, 2017. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of August 9, 2018. The number of shares outstanding does not include an aggregate of 14,431,313 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 21% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 10,278,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32 – Section 1350 Certifications*
	Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: August 14, 2018

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2018
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2018
Corisa L. Guiffre	Assistant Corporate Secretary