Form 10-Q
period 2018-09-30
ANDREA ELECTRONICS CORP
filed 2018-11-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-04324

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2018, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$624,531	$1,164,057
Accounts receivable, net of allowance for doubtful accounts of $4,793 and $5,092, respectively	314,941	260,946
Inventories, net	243,728	136,449
Prepaid expenses and other current assets	63,930	44,474
Total current assets	1,247,130	1,605,926

Property and equipment, net	51,910	60,333
Intangible assets, net	282,403	284,408
Other assets, net	5,250	5,250
Total assets	$1,586,693	$1,955,917

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Trade accounts payable and other current liabilities	$419,835	$367,326
Accrued Series C Preferred Stock Dividends	19,168	55,697
Total current liabilities	439,003	423,023

Long-term debt	1,434,751	1,189,964
Total liabilities	1,873,754	1,612,987

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ (deficit ) equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 and 33.3 shares, respectively; liquidation value: $114,692 and $333,269, respectively	-	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 and 64,914,935 shares, respectively	681,050	649,149
Additional paid-in capital	78,062,729	77,931,051
Accumulated deficit	(79,039,912)	(78,246,343)

Total shareholders’ (deficit) equity	(287,061)	342,930

Total liabilities and shareholders’ (deficit) equity	$1,586,693	$1,955,917

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Net product revenues	$438,188	$277,113	$921,402	$460,912
License and service related revenues	14,702	6,030,561	49,142	6,073,335
Total revenues	452,890	6,307,674	970,544	6,534,247
Cost of product revenues	149,656	80,277	265,823	142,931
Gross margin	303,234	6,227,397	704,721	6,391,316
Patent Monetization expenses	47,670	343,846	143,549	5,519,307
Research and development expenses	151,400	199,698	448,068	627,990
General, administrative and selling expenses	291,878	334,161	866,673	989,846
Operating (loss) income	(187,714)	5,349,692	(753,569)	(745,827)
Interest expense, net	(13,158)	(35,227)	(38,137)	(65,137)
(Loss) income from operations before provision for income taxes	(200,872)	5,314,465	(791,706)	(810,964)
Provision for income taxes	-	3,514	1,863	10,294
Net (loss) income	$(200,872)	$5,310,951	$(793,569)	$(821,258)
Basic weighted average shares	67,160,062	64,914,935	65,677,212	64,914,935
Basic net (loss) income per share	$(.00)	$.08	$(.01)	$(.01)
Diluted weighted average shares	67,160,062	72,023,732	65,677,212	64,914,935
Diluted net (loss) income per share	$(.00)	$.07	$(.01)	$(.01)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930

Conversion of Series C Convertible Preferred Stock	(21.857650)	(1)	-	-	1,000,022	10,001	26,529	-	36,529

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	39,449	-	39,449

Stock option exercises	-	-	-	-	2,190,000	21,900	65,700	-	87,600

Net loss	-	-	-	-	-	-	-	(793,569)	(793,569)

Balance, September 30, 2018	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,062,729	$(79,039,912)	$(287,061)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(793,569)	$(821,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,740	53,702
Stock based compensation expense	39,449	101,364
Reserve for inventory obsolescence	(12,665)	(8,199)
Provision for income tax withholding	1,863	10,294
PIK interest, net	44,787	73,395
Change in:
Accounts receivable	(55,858)	(157,437)
Inventories	(94,614)	(54,484)
Prepaid expenses,other current assets and other assets	(19,456)	(23,444)
Trade accounts payable and other current liabilities	52,509	707,077
Net cash used in operating activities	(767,814)	(118,990)

Cash flows from investing activities:
Purchases of property and equipment	(13,938)	(14,026)
Proceeds from repayments of note receivable	-	103,709
Purchases of patents and trademarks	(45,374)	(14,968)
Net cash (used in) provided by investing activities	(59,312)	74,715

Cash flows from financing activities:
Proceeds from exercise of stock options	87,600	-
Proceeds from long-term notes	200,000	4,600,000
Net cash provided by financing activities	287,600	4,600,000

Net (decrease) increase in cash	(539,526)	4,555,725

Cash, beginning of year	1,164,057	2,955,129
Cash, end of period	$624,531	$7,510,854

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$4,610	$7,656

Non Cash Investing and Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$36,529	$-

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

Liquidity - The Company’s loss before income taxes was $791,706 for the nine months ended September 30, 2018, of which $109,189 represents non-cash stock based compensation, depreciation and amortization expenses. The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”). ASU No. 2014-15 requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the evaluation, management believes that there is not substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance. As part of the evaluation, management considered the Company’s cash balance of $624,531 and its positive working capital of $808,127 as of September 30, 2018 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses it may need to seek other sources of revenue, areas of further expense reduction or seek additional funding from other sources such as debt or equity raising however there is no assurance that the Company would be successful or on terms that it would find acceptable.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	10,008,001	8,985,000	10,008,001	15,163,001
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	524,736	1,524,758	524,736	1,524,758
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576	3,628,576	3,628,576
Total potentially dilutive common shares	14,161,313	14,138,334	14,161,313	20,316,335

Numerator:
Net (loss) income	$(200,872)	$5,310,951	$(793,569)	$(821,258)
Denominator:
Basic Weighted average shares	67,160,062	64,914,935	65,677,212	64,914,935

Effect of dilutive securities:
Stock options	-	1,955,463	-	-
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	-	1,524,758	-	-
Series D Convertible Preferred Stock (Note 5)	-	3,628,576	-	-

Denominator for diluted (loss) income per share-adjusted weighted average shares after assumed conversions	67,160,062	72,023,732	65,677,212	64,914,935

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended September 30, 2018 and December 31, 2017, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At September 30, 2018 and December 31, 2017, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Customer A	52%	*	42%	*
Customer B	23%	*	21%	*
Customer C	*	95%	*	92%
____________________

*	Amounts are less than 10%

As of September 30, 2018, Customers A and B accounted for approximately 70% and 14%, respectively, of accounts receivable. As of December 31, 2017, Customer A and B accounted for approximately 35% and 42% of accounts receivable.

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

	September 30, 2018	December 31, 2017
Raw materials	$55,704	$29,153
Finished goods	283,039	214,976
	338,743	244,129
Less: reserve for obsolescence	(95,015)	(107,680)
	$243,728	$136,449

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At September 30, 2018 and December 31, 2017, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Trade accounts payable	$46,250	$34,659
Payroll and related expenses	30,194	23,494
Patent monetization expenses	140,105	200,769
Short-term deferred revenue	40,763	-
Professional and other service fees	162,523	108,404
Total trade accounts payable and other current liabilities	$419,835	$367,326

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

The Company disaggregates its revenues into three contract types: (1) product revenues (2) service related revenue and (3) license revenues and by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Given the nature of this revenue, customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligation and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. As of the nine months ending September 30, 2018, the Company had $40,763 of deferred revenue, which are advance payments from customers, are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s unaudited condensed consolidated balance sheets. See Note 8 for additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's unaudited condensed consolidated interim financial statements. The Company's evaluation was performed for the tax years ended 2015 through 2018. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - At September 30, 2018, Andrea did not have any authorized and unexpired stock-based employee compensation plans. However, it did have equity awards outstanding at September 30, 2018 pursuant to its expired 2006 Plan, which is described more fully in Note 7. Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” ASU 2018-07 aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity - Equity-based Payments to Nonemployees.” It is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016-2017, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $7,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four-year period beginning on the date of execution of the Rider (August 10, 2016). The Additional Notes have a maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of September 30, 2018, there was $1,384,422 in Additional Notes principal and $50,329 PIK Interest outstanding.

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

Long-term debt

	September 30, 2018	December 31, 2017
Note Payable	$1,384,422	$1,184,422
PIK interest	50,329	5,542
Total long-term debt	1,434,751	1,189,964
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,434,751	$1,189,964

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 4.34% and 3.33% at September 30, 2018 and December 31, 2017, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the nine months ended September 30, 2018 and year ended December 31, 2017, $200,000 and $5,700,000, respectively, of Additional Notes were issued to AND34. As of September 30, 2018, the remaining amount of Additional Notes that can be issued is $200,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

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

As of September 30, 2018, there were 11.469249 shares of Series C Preferred Stock outstanding, which were convertible into 524,736 shares of Common Stock and had remaining accrued dividends of $19,168.

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

As of September 30, 2018, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

In May 2015, Andrea entered into a lease for its current corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. Rent expense under this operating lease was $8,765 and $8,470 for the three months ended September 30, 2018 and 2017, respectively. Rent expense under this operating lease was $25,901 and $25,031 for the nine months ended September 30, 2018 and 2017, respectively. The current monthly rent under this lease is $2,922 with annual escalations of 3.5%.

As of September 30, 2018, the minimum future lease payments under this lease and all other noncancellable operating leases are as follows:

2018 (October 1 – December 31)	$15,628
2019	57,529
2020	35,787
Total	$108,944

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018 and August 9, 2018. The effective date of the original employment agreement was August 1, 2014 and it currently expires on January 31, 2019, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At September 30, 2018, the future minimum cash commitments under this agreement aggregate $72,000.

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

Option activity during the nine months ended September 30, 2018 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2018	15,163,001	$0.07	$0.07	4.15 years	12,561,401	$0.07	$0.07	3.19 years
Exercised	(2,190,000)	$0.04	$0.04
Forfeited	(83,375)	$0.05	$0.05
Canceled	(2,881,625)	$0.04	$0.04
At September 30, 2018	10,008,001	$0.08	$0.08	5.06 years	7,690,176	$0.09	$0.09	4.13 years

Based on the September 30, 2018 fair market value of the Company’s common stock of $0.07 per share, the aggregate intrinsic value for the 10,008,001 options outstanding and 7,690,176 options exercisable is $74,500 and $28,144, respectively.

Total compensation expense recognized related to stock option awards was $12,779 and $33,207 for the three months ended September 30, 2018 and 2017, respectively. In the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2018, $10,931 of compensation expense is included in general, administrative and selling expenses and $1,848 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2017, $28,029 of compensation expense is included in general, administrative and selling expenses and $5,178 of compensation expense is included in research and development expenses.

Total compensation expense recognized related to stock option awards was $39,449 and $101,364 for the nine months ended September 30, 2018 and 2017, respectively. In the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018, $33,905 of compensation expense is included in general, administrative and selling expenses and $5,544 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017, $86,437 of compensation expense is included in general, administrative and selling expenses and $14,927 of compensation expense is included in research and development expenses.

As of September 30, 2018, there was $24,181 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized over the weighted-average period of 0.63 years. Specifically, this unrecognized compensation cost is expected to be recognized during the remaining part of 2018 and 2019 in the amounts of $6,471 and $17,710, respectively.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three and nine month periods ended September 30, 2018 and 2017 and the fiscal year end December 31, 2017.

2018 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Three Month Segment Data
Net product revenues	$-	$438,188	$438,188
Service related revenues	-	9,600	9,600
License revenues	345	4,757	5,102
Operating loss	(110,444)	(77,270)	(187,714)
Depreciation and amortization	8,500	14,582	23,082
Assets	239,071	1,347,622	1,586,693
Property and equipment and intangibles	141,202	193,111	334,313
Purchases of property and equipment	-	13,938	13,938
Purchases of patents and trademarks	9,812	9,812	19,624

2017 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Three Month Segment Data
Net product revenues	$-	$277,113	$277,113
Service related revenues	-	-	-
License revenues	6,003,709	26,852	6,030,561
Operating income (loss)	5,552,626	(202,934)	5,349,692
Depreciation and amortization	5,850	12,411	18,261
Purchases of property and equipment	-	3,696	3,696
Purchases of patents and trademarks	3,077	3,077	6,154

December 31, 2017 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Year End Segment Data
Assets	$255,759	$1,700,158	$1,955,917
Property and equipment and intangibles	142,201	202,540	344,741

2018 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Nine Month Segment Data
Net product revenues	$-	$921,402	$921,402
Service related revenues	-	23,538	23,538
License revenues	984	24,620	25,604
Operating loss	(334,727)	(418,842)	(753,569)
Depreciation and amortization	23,692	46,048	69,740
Purchases of property and equipment	-	13,938	13,938
Purchases of patents and trademarks	22,687	22,687	45,374

2017 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2017 Nine Month Segment Data
Net product revenues	$-	$460,912	$460,912
Service related revenues	-	-	-
License revenues	6,004,726	68,609	6,073,335
Operating loss	153,761	(899,588)	(745,827)
Depreciation and amortization	17,870	35,832	53,702
Purchases of patents and trademarks	7,484	7,484	14,968
Purchases of property and equipment	-	14,026	14,026

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2018 and 2017 total revenues by geographic area were as follows:

Geographic Data	September 30, 2018	September 30, 2017
Total revenues:
United States	$359,798	$231,907
Foreign(1)	93,092	6,075,767
	$452,890	$6,307,674
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the three months ended September 30, 2018. Net revenues to the Republic of Korea represented 95% of total net revenues for the three months ended September 30, 2017.

For the nine-month periods ended September 30, 2018 and 2017 total revenues by geographic area were as follows:

Geographic Data	September 30, 2018	September 30, 2017
Total revenues:
United States	$711,772	$374,194
Foreign(1)	258,772	6,160,053
	$970,544	$6,534,247
____________________

(1)	Net revenues to the People’s Republic of China represented 10% of total net revenues for the nine months ended September 30, 2018. Net revenues to the Republic of Korea represented 92% of total net revenues for the three months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2018	December 31, 2017
Accounts receivable:
United States	$293,376	$187,222
Foreign	21,565	73,724
	$314,941	$260,946

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and manufacture state-of-the-art digital microphone products and noise reduction software that facilitate natural language, human/machine interfaces. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934. Our patented and patent-pending digital noise canceling technologies enable a speaker to be at a distance from the microphone (we refer to this capability as “far-field” microphone use), and free the speaker from having to use a close talking microphone. We believe that the strength of our intellectual property rights are important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. As part of our Patent Monetization efforts, we license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales, and we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

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

Results Of Operations

Three and Nine Months ended September 30, 2018 compared to Three and Nine Months ended September 30, 2017

Total Revenues

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Patent Monetization revenues
License revenues	$345	$6,003,709	(100)	$984	$6,004,726	(100)	(a)
Total Patent Monetization revenues	345	6,003,709	(100)	984	6,004,726	(100)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	186,385	8,298	2,146	293,713	37,350	686	(b)
Revenue from OEM array microphone products	186,343	207,731	(10)	500,094	278,038	80	(c)
Revenue from customized digital products	30,140	52,746	(43)	63,431	128,766	(51)	(d)
All other Andrea DSP Microphone and Audio Software Products revenues	35,320	8,338	324	64,164	16,758	283	(e)
License and service related revenues	14,357	26,852	(47)	48,158	68,609	(30)	(f)
Total Andrea DSP Microphone and Audio Software Products revenues	452,545	303,965	49	969,560	529,521	83

Total revenues	$452,890	$6,307,674	(93)	$970,544	$6,534,247	(85)

____________________

(a)	The approximate $6,003,000 and $6,004,000 decreases in license revenues for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017 are the result of non-recurring revenue recognized for patent licensing agreements entered into during the three months ended September 30, 2017.

(b)	The approximate $178,000 and $256,000 increases in revenues of automotive array microphone products for the three and nine months ended September 30, 2018, respectively, as compared to the same period in 2017 is the result of increased demand from integrators of public safety and mass transit vehicle solutions.

(c)	The approximate $21,000 decrease in revenues of OEM array microphone products for the three months ended September 30, 2018 as compared to the same period in 2017 is primarily the result of timing of sales to integrators of commercial product audio solutions. The approximate $222,000 increase in revenues of OEM array microphone products for the nine months ended September 30, 2018 as compared to the same period in 2017 is primarily the result of securing additional integrators of commercial product audio solutions.

(d)	The decreases of approximately $23,000 and $65,000 for the three and nine months ended September 30, 2018, as compared to the same period in 2017 in customized digital products revenue is related to the timing of purchases from an OEM customer for a customized digital product.

(e)	The approximate $27,000 and $47,000 increases in revenues of all other Andrea DSP Microphone and Audio Software products for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 are primarily the result of new customers for new audio solutions.

(f)	The decreases of approximately $12,000 and $20,000 in license and service related revenues are a result of decreases of royalties for the three and nine month periods ended September 30, 2018 as compared to the three and nine month periods ended September 30, 2017 partially offset by an increase in service related revenue.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended September 30, 2018 and 2017 was 33% and 1%, respectively. Cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2018 and 2017 was 27% and 2%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of $345 and $984 for the three and nine months ended September 30, 2018 nor cost of product revenues associated with the Patent Monetization revenues of $6,003,709 and $6,004,726, for the three and nine months ended September 30, 2017. The cost of product revenues as a percentage of total revenues for the three months ended September 30, 2018 for Andrea DSP Microphone and Audio Software Products was 33% compared to 26% for the three months ended September 30, 2017. The cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2018 and 2017 for Andrea DSP Microphone and Audio Software Products was 27%. These changes are primarily the result of the product mix described in “Total Revenues” above as well as the increased cost in manufacturing certain products.

Patent Monetization Expenses

Patent monetization expenses for the three months ended September 30, 2018 decreased 86% to $47,670 from $343,846 for the three months ended September 30, 2017. Patent monetization expenses for the nine months ended September 30, 2018 decreased 97% to $143,549 from $5,519,307 for the nine months ended September 30, 2017. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings. The decreases in Patent Monetization expenses for the three and nine months ended September 30, 2018 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2018 decreased 24% to $151,400 from $199,698 for the three months ended September 30, 2017. Research and development expenses for the nine months ended September 30, 2018 decreased 29% to $448,068 from $627,990 for the nine months ended September 30, 2017. The expenses primarily relate to costs associated with the development of new products. For the three months ended September 30, 2018, the decrease in research and development expenses reflects a 45% increase in our Patent Monetization efforts to $8,500, or 6% of total research and development expenses, and a 26% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $142,900, or 94% of total research and development expenses. For the nine months ended September 30, 2018, the decrease in research and development expenses reflects a 33% increase in our Patent Monetization efforts to $23,724, or 5% of total research and development expenses, and a 30% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $424,344, or 95% of total research and development expenses. The increase in our Patent Monetization efforts represents an increase in intangible asset amortization expense while the decrease in our Andrea DSP Microphone and Audio Software Technology efforts reflects a decrease in salary expenses related to a project that was recently completed. With respect to DSP Microphone and Audio Software technologies, our research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 13% to $291,878 for the three months ended September 30, 2018 from $334,161 for the three months ended September 30, 2017. For the three months ended September 30, 2018, general, administrative and selling expenses related to our Patent Monetization efforts were $54,619, or 19% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $237,259, or 81% of total general, administrative and selling expenses. General, administrative and selling expenses decreased approximately 12% to $866,673 for the nine months ended September 30, 2018 from $989,846 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, general, administrative and selling expenses related to our Patent Monetization efforts were $168,438, or 19% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $698,235, or 81% of total general, administrative and selling expenses. These decreases relate to salary reductions taken by executive management in 2018.

Interest expense, net

Interest expense, net for the three months ended September 30, 2018 was $13,158 compared to $35,227 for the three months ended September 30, 2017. Interest expense, net for the nine months ended September 30, 2018 was $38,137 compared to $65,137 for the nine months ended September 30, 2017. The change in this line item was attributable to a decrease in interest expense because of a lower amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

There was no income tax provision for the three months ended September 30, 2018 compared to a provision of $3,514 for the three months ended September 30, 2017. The income tax provision for the nine months ended September 30, 2018 was $1,863 compared to $10,294 for the nine months ended September 30, 2017. The provision for the three and nine months ended September 30, 2018 and 2017 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net (loss) income

Net loss for the three months ended September 30, 2018 was $200,872 compared to a net income of $5,310,951 for the three months ended September 30, 2017. Net loss for the nine months ended September 30, 2018 was $793,569 compared to a net loss of $821,258 for the nine months ended September 30, 2017. The net loss for the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2018, we had cash of $624,531 compared with $1,164,057 at December 31, 2017. The decrease in our cash balance at September 30, 2018 was primarily a result of cash used in operating activities partially offset by cash provided by financing activities.

Our working capital balance at September 30, 2018 was $808,127 compared to working capital of $1,182,903 at December 31, 2017. The decrease in working capital reflects a decrease in total current assets of $358,796 and an increase in total current liabilities of $15,980. The decrease in total current assets of $358,796 reflects a decrease in cash of $539,526 offset in part by an increase in accounts receivable of $53,995, an increase in inventories of $107,279 and an increase in prepaid expenses and other current assets of $19,456. The increase in total current liabilities of $15,980 reflects an increase in trade accounts payable and other current liabilities offset in part by a decrease in Accrued Series C Preferred Stock Dividends.

The decrease in cash of $539,526 reflects $767,814 of net cash used in operating activities, $59,312 of net cash used in investing activities offset in part by $287,600 of cash provided by financing activities.

The cash used in operating activities of $767,814, excluding non-cash charges for the nine months ended September 30, 2018, was attributable to a $55,858 increase in accounts receivable, a $94,614 increase in inventories, a $19,456 increase in prepaid expenses, other current assets and a $52,509 increase in trade accounts payable and other current liabilities. The changes in accounts receivable, inventories, prepaid expenses, other current assets and trade accounts payable and other current liabilities primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $59,312 reflects an increase in patents and trademarks of $45,374 and $13,938 of purchases of property and equipment. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increases in property and equipment is associated with certain upgrades to our servers and computer equipment.

The cash provided by financing activities of $287,600, reflects proceeds from the exercise of stock options of $87,600 and proceeds from long-term notes of $200,000.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of November 9, 2018, Andrea had approximately $600,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot assure that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended September 30, 2018 were $452,890 compared to $6,307,674 for the three months ended September 30, 2017. Our total revenues for the nine months ended September 30, 2018 were $970,544 compared to $6,534,247 for the nine months ended September 30, 2017. Net loss for the three months ended September 30, 2018 was $200,872, or $0.00 loss per share on a basic and diluted basis, compared to a net income of $5,310,951, or $0.08 earnings per share on a basic and $0.07 earnings per share on a diluted basis for the three months ended September 30, 2017. Net loss for the nine months ended September 30, 2018 was $793,569, or $0.01 loss per share on a basic and diluted basis, compared to a net loss of $821,258, or $0.01 loss per share on a basic and diluted basis for the nine months ended September 30, 2017. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of November 9, 2018. The number of shares outstanding does not include an aggregate of 14,161,313 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 21% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: (a) 10,008,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; (b) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and (c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits
Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.0 –	Section 1350 Certifications*
Exhibit 101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: November 14, 2018

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2018
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2018
Corisa L. Guiffre	Assistant Corporate Secretary