Form 10-K
period 2018-12-31
ANDREA ELECTRONICS CORP
filed 2019-03-29
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,738,100 based upon the closing price of $0.07 per share as quoted on the OTC Bulletin Board on June 29, 2018.

The number of shares outstanding of the registrant’s Common Stock as of March 21, 2019, was 68,104,957.

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

We are currently marketing our far-field technologies at Original Equipment Manufacturers (“OEMs”) that have new sophisticated voice applications that require new digital microphone performance. Our far-field, digital noise canceling technologies and related products comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2018 and 2017 were approximately 100% and 14%, respectively, of our total revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that voice interface products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we entered into a Revenue Sharing and Note Purchase Agreement with AND34 Funding LLC (“AND34”), and on December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34, which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes of $10,800,000 which were repaid as of December 31, 2016. On August 10, 2016, Andrea and AND34 executed a Rider to the Revenue Sharing Agreement (“Rider”) pursuant to which the parties agreed that Andrea would issue and sell to AND34 additional Notes up to an aggregate amount of $7,000,000. The Rider was subsequently amended to issue $500,000 of additional Notes, collectively an aggregate amount of $7,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four-year period beginning on the date of execution of the Rider. The Additional Notes have a maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay patent monetization expenses. As of December 31, 2018, there was $1,484,422 in Additional Notes outstanding. Total revenues from this segment during the years ended December 31, 2018 and 2017 was approximately 0% and 86%, respectively, of our total revenues.

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

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2018 and 2017, total research and development expenses were $601,349 and $813,051, respectively. For fiscal 2019, we currently expect research and development expenses to remain at approximately the same level when compared to 2018. However, no assurance can be given that our research and development efforts will succeed. See Part II “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Sales and Marketing

We employ a sales staff as well as outside sales representatives and sales organizations to market our Andrea DSP Microphone and Audio Software Products. Andrea DSP Microphone and Audio Software Products are marketed to computer OEMs, distributors of personal computers and communications equipment, software publishers, and industrial system integrators. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software. We are seeking to enter into additional collaborative arrangements for the marketing and sale of our Andrea DSP Microphone and Audio Software Products, but we cannot assure you that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and achievement of patent monetization is critical to our success.

Production Operations

In 2018 and 2017, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure you that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

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

Employees

At December 31, 2018, we had eight employees, of whom one was engaged in production and related operations, three were engaged in research and development, and five were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize eleven independent consultants (three are sales representatives, two are engaged for administration purposes and six are engaged in research and development activities).

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers at http://www.sec.gov. Our website is not part of this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Andrea is a party to the Revenue Sharing Agreement under which a perpetual predetermined share of its Monetization Revenues will be allocated to AND34 and under which a default could cause a material adverse effect on its financial position.

Under the Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then will be allocated to AND34 and the Company in accordance with certain predetermined percentages. During the years ended December 31, 2018 and 2017, $300,000 and $5,700,000, respectively, of notes payable were issued to AND34. At December 31, 2018, there was $1,551,284 of accrued and unpaid interest and related outstanding principal notes issued to AND34. The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Revenue Sharing Agreement and the Rider, AND34 may proceed to protect and enforce their rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Revenue Sharing Agreement, the Rider or ancillary documents including the notes.

Andrea is limited in its ability to get traditional funding.

The terms of the Revenue Sharing Agreement expressly prohibit the Company from incurring any other indebtedness in connection with the patents covered by the Revenue Sharing Agreement and collateral outside of the patents covered by the Revenue Sharing Agreement prior to June 30, 2020, barring certain exceptions. One such exception is that the Company may incur indebtedness not secured by the Revenue Sharing Agreement patents if both (i) the new holder of such indebtedness acknowledges in writing the rights of the purchasers in the Revenue Sharing Agreement and (ii) the purchasers in the Revenue Sharing Agreement are granted a right of first refusal to provide such indebtedness. Further, in order to incur third party indebtedness, the Company would need to offer some form of collateral and currently much of the Company’s intellectual property is serving as collateral in connection with the Revenue Sharing Agreement. In addition, the conversion price adjustment provisions of the Company’s Series C and Series D Convertible Preferred Stock, and the current low quotation price of the Company’s common stock on the OTCQB limit our ability to get traditional funding.

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

We cannot assure you that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the years ended December 31, 2018 and 2017 were approximately $1.5 million and $6.9 million, respectively. Net loss for the year ended December 31, 2018 was approximately $945,000, or $0.01 net loss per share on a basic and diluted basis, versus net loss of approximately $1.2 million, or $0.02 net loss per share on a basic and diluted basis, for the year ended December 31, 2017. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of March 21, 2019. The number of shares outstanding does not include an aggregate of 14,161,313 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 21% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 10,008,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 21, 2019, we had 11.469249 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 4,153,312 shares, which is equal to approximately 6% of the 68,104,957 outstanding shares.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2018 and 2017, total revenues from sales to customers outside the United States accounted for approximately 24% and 91%, respectively, of our total revenues. International sales and operations are subject to a number of risks, including:

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

ITEM 3. LEGAL PROCEEDINGS

In September 2016, the Company filed a complaint with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple Inc. (“Apple”) and requesting monetary and injunctive relief (the “New York Litigation”). The New York Litigation was stayed pending final disposition of a parallel case that the Company filed against Apple with the United States International Trade Commission (“ITC”). The ITC’s final decision finding that Apple did not violate the ITC’s statute was issued on March 22, 2018. Apple informed the New York judge of this final decision on May 30, 2018. The ITC’s final decision does not affect Andrea’s right to continue prosecuting the New York litigation.

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019.

On July 20, 2018, after the PTO’s final written decisions, the Company informed the New York judge of the status of the PTO proceedings, and its intention to move forward with the New York Litigation regarding claims 6-9 of the Company’s U.S. Patent No. 6,363,345. Apple asked the New York judge to maintain the previously entered stay of the New York Litigation pending its appeal of the PTO holdings to the Federal Circuit. At the New York judge’s request, the parties fully briefed their competing arguments regarding whether to lift or maintain the stay and submitted those briefs to the New York judge on December 13, 2018. The Company and Apple are still awaiting the New York judge’s ruling on whether to lift the stay.

Andrea intends to vigorously prosecute the New York Litigation and Apple’s appeal of the IPR results to the Federal Circuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 21, 2019, there were approximately 318 holders of record of Andrea’s Common Stock.

No cash dividends were paid on Andrea’s Common Stock in 2018 or 2017.

During the three months ended December 31, 2018, the Company did not repurchase any of its common stock.

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

Revenue Recognition – On January 1, 2018 the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU No. 2014-09”), which is described below in Recent Accounting Pronouncements. In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

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

The Company disaggregates its revenues into three contract types: (1) product revenues (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed.

Accounts Receivable – We are required to estimate the collectability of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2018 and 2017, our allowance for doubtful accounts was $4,793 and $5,092, respectively.

Inventories – We are required to state our inventories at net realizable value. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical total revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. We have inventories of $213,056 and $136,449 at December 31, 2018 and 2017, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2018 and 2017.

Deferred Tax Assets – We currently have significant deferred tax assets. ASC 740, “Income Taxes” (“ASC 740”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, ASC 740 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, and after considering changes in previously existing positive and negative evidence, the Company determined that a full valuation allowance against the deferred tax assets was required. Andrea will reduce its valuation allowance in future periods to the extent that we can demonstrate our ability to utilize the assets. The future realization of a portion of our reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, our ability to enforce our patents, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed in Part I, “Item 1A – Risk Factors” of this Form 10-K.

Results Of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total Revenues

	For the Year Ended December 31		% Change
	2018	2017
Patent Monetization revenues
License revenues	$1,241	$6,003,594	(100)	(a)
Total Patent Monetization revenues	1,241	6,003,594

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	480,555	64,354	647	(b)
Revenue from OEM array microphone products	685,203	569,278	20	(c)
Revenue from customized digital product	135,812	193,545	(30)	(d)
All other Andrea DSP Microphone and Audio Software Product revenues	89,765	24,693	264	(e)
License revenues and service related revenues	71,958	88,776	(19)	(f)
Total Andrea DSP Microphone and Audio Software Products revenues	1,463,293	940,646	56
Total revenues	$1,464,534	$6,944,240	(79)
____________________

(a)	The approximate decrease of $6,002,000 for the year ended December 31, 2018, as compared to the same period in 2017, in license revenues is the result of non-recurring revenue recognized for certain patent licensing agreements entered into during the year ended December 31, 2017.

(b)	The increase of approximately $416,000 for the year ended December 31, 2018, as compared to the same period in 2017, in revenues of automotive array microphone products is primarily the result of increased product revenues from integrators of public safety vehicle solutions.

(c)	The increase of approximately $116,000 for the year ended December 31, 2018, as compared to the same period in 2017, in revenues of OEM array microphone products is primarily the result of increased product revenues from integrators of commercial product audio solutions.

(d)	The decrease of approximately $58,000 for the year ended December 31, 2018, as compared to the same period in 2017, in customized digital product revenues is related to the timing of purchases from an OEM customer.

(e)	The increase of approximately $65,000 for the year ended December 31, 2018, as compared to the same period in 2017, in all other Andrea DSP Microphone and Audio Software product revenues is primarily the result of new customers for new audio solutions.

(f)	The decrease of approximately $17,000 for the year ended December 31, 2018, as compared to the same period in 2017, is primarily the result of decreased royalties reported as a result of a decrease in sales of PC models which feature our technology partially offset by an increase in service related revenue.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the year ended December 31, 2018 increased to 30% from 4% for the year ended December 31, 2017. There was no cost of revenues associated with the Patent Monetization revenues of $1,241 and $6,003,594 for the years ended December 31, 2018 and 2017, respectively. The cost of revenues as a percentage of total revenues for the year ended December 31, 2018 for Andrea DSP Microphone and Audio Software Products was 30% compared to 28% for the year ended December 31, 2017. These changes are primarily the result of the changes in the product mix of revenues as described under “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the year ended December 31, 2018 decreased by 97% to $152,622 from $5,597,928 for the year ended December 31, 2017, primarily as a result of timing of legal services incurred to pursue patent monetization. These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part I, “Item 3 – Legal Proceedings” of this Form 10-K. Such patent monetization is a key component of our business strategy.

Research and Development

Research and development expenses for the year ended December 31, 2018 decreased by 26% to $601,349 from $813,051 for the year ended December 31, 2017. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2018, research and development expenses reflected a 35% increase in our Patent Monetization efforts to $34,263 or 6% of total research and development expenses, and a 28% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $567,066, or 94% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased by approximately 13% to $1,167,002 for the year ended December 31, 2018 from $1,338,284 for the year ended December 31, 2017. For the year ended December 31, 2018, there was a 48% decrease in our Patent Monetization efforts to $208,719, or 18% of total general, administrative and selling expenses and a 3% increase in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology to $958,283, or 82% of total general, administrative and selling expenses. The overall 13% decrease of approximately $171,000 is related to stock based compensation and salary reductions taken by executive management in 2018 as compared to 2017.

Interest (expense) income, net

Interest expense, net for the year ended December 31, 2018 was $52,360, compared to interest expense, net of $68,862 for the year ended December 31, 2017. The decrease in this line item is attributable to a decrease of interest expense related to long-term debt in conjunction with the Revenue Sharing Agreement.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2018 was $2,563, compared to $12,941 for the year ended December 31, 2017. The provision for income taxes for the year ended December 31, 2018 and 2017 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues of approximately $2,600 and $64,000 for the year ending December 31, 2018 and 2017, respectively, are earned.

Net loss

Net loss for the year ended December 31, 2018 was $945,108 compared to a net loss of $1,153,731 for the year ended December 31, 2017. The net loss for the year ended December 31, 2018 principally reflects the factors described above.

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

Liquidity And Capital Resources

At December 31, 2018, we had cash of $486,521 compared to $1,164,057 at December 31, 2017. The decrease in our cash balance at December 31, 2018 is primarily a result of cash used in operations offset in part by the proceeds of the Additional Notes received in connection with the Revenue Sharing Agreement.

Our working capital balance at December 31, 2018 was $795,998 compared to working capital of $1,182,903 at December 31, 2017. The decrease in working capital reflects a decrease in total current assets of $410,075 offset in part by a decrease in total current liabilities of $23,170. The decrease in total current assets reflects a decrease in cash of $677,536, an increase in accounts receivable of $157,735, an increase in inventories of $76,607, an increase in prepaid expenses and other current assets of $33,119. The decrease in total current liabilities reflects a decrease in Accrued Series C Preferred Stock Dividends of $36,529 offset in part by an increase in trade accounts payable and other current liabilities of $13,359.

The decrease in cash of $677,536 reflects $993,920 of net cash used in operating activities, $71,216 of net cash used in investing activities, partially offset by $387,600 of net cash provided by financing activities.

The cash used in operating activities of $993,920, excluding non-cash charges, is primarily attributable to the $945,108 net loss for the year ended December 31, 2018, a $160,298 increase in accounts receivable, a $63,118 increase in inventories, a $33,119 increase in prepaid expenses, other current assets and other assets, and a $13,359 increase in trade accounts payable and other current liabilities. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s operations.

The cash used in investing activities of $71,216 reflects an increase in patents and trademarks of $46,907 and purchases of property and equipment of $24,309. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer equipment and test fixtures.

The cash provided by financing activities of $387,600 reflects $87,600 of proceeds from the exercise of stock options and net proceeds from long-term debt of $300,000.

We plan to improve our cash flows in 2019 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software to result in increased licensing arrangements, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products, as well as the increased efforts we are putting into our sales and marketing efforts. As of March 21, 2019, Andrea had approximately $400,000 of cash deposits. We cannot assure you that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Market Risk

Historically, our principal source of financing activities had been the issuance of convertible preferred stock with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions entered into by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. For the year ended December 31, 2018, total revenue from sales to customers outside the United States accounted for approximately 24% of our total revenue. The foregoing could materially adversely affect our business, financial condition and results of operations.

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

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 22, 2019, the Company amended the employment agreement, dated August 1, 2014, with Douglas J. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company (the “Amended Agreement”). The original agreement, as amended, was scheduled to terminate on January 31, 2019. The Amended Agreement extended this date until July 31, 2019. Pursuant to the Amended Agreement, Mr. Andrea will receive an annual base salary of $216,000.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and ages are as of December 31, 2018. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

Douglas J. Andrea, age 56, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Mr. Andrea’s extensive experience in the software and communications industry affords the Board valuable insight regarding the business and operation of the Company. In addition, Mr. Andrea’s extensive background in corporate management provides him a unique and broad-based decision-making capability for the Company. Mr. Andrea has held various positions within the Company, which has given him knowledge of all aspects of the Company’s business and history and, positions him well to continue to serve as a member of the Board.

Gary A. Jones, age 73, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc., a wholly-owned subsidiary of Andrea Electronics Corporation.

Mr. Jones’s extensive experience in the software and communications industry affords the Board valuable insight regarding the business and operation of the Company. In addition, Mr. Jones was the Managing Director of a wholly-owned subsidiary of Andrea Electronics, which has given him knowledge of all aspects of the Company’s business and history and, positions him well to continue to serve as a member of the Board.

Louis Libin, age 60, has been a Director of the Company since February 2002. Mr. Libin is Managing Director of HC2 Broadcasting, a subsidiary of HC2 Holdings, Inc. (NYSE: HCHD). Since 1996, he has been the President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Mr. Libin has been an executive director of the Advanced Television Broadcasting Alliance (the “ATBA”) since January 2014. The ATBA is an organization comprised of hundreds of low-power television (“LPTV”) broadcasters, owners and operators of translators, and allied industry organizations and companies. Mr. Libin also served as the Senior Director for advanced technology for Sinclair Broadcast Group from 2015-2018. Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 68, has been a Director of the Company since September 2003. He is the Executive Vice President of Ionian Management Inc., a petroleum shipping, trading and distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Voyetra Turtle Beach. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 62, has been a Director of the Company since 2003. He currently is Vice President of Networks Sales for Sinclair Broadcast, the largest owner of television stations in the country. Previously, he was the Senior Director of Advanced Advertising, heading the group for Viamedia, a cable television advertising representation company that represents many cable providers including, but not limited to, Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 46, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually and holds office until her successor has been elected and qualified or until she is removed or replaced.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2018 and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2018, and written representations provided to the Company from the individuals required to filed reports, the Company believes that each of the individuals required to file reports complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2018.

Code of Business Ethics and Conduct

Andrea has adopted a Code of Business Ethics and Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. See Part II, “Item 15 – Exhibits” to this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officer whose total compensation was over $100,000 during the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	Total
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary	2018	$216,000	$-	$216,000
	2017	300,000	-	300,000
Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary	2018	$136,000	$50,000	$186,000
	2017	160,000	-	160,000

Outstanding Equity Awards at December 31, 2018

The following table provides information concerning outstanding unexercised options as of December 31, 2018 for each named executive officer. Neither of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2018.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date
Douglas J. Andrea	1,000,000	-	$0.11	7-24-2019
	1,000,000	-	$0.13	8-01-2020
	500,000	-	$0.10	9-02-2024
	500,000	-	$0.06	8-07-2025
	932,400	467,600	$0.05	11-16-2026
Corisa L. Guiffre	200,000	-	$0.11	7-24-2019
	250,000	-	$0.08	9-22-2020
	350,000	-	$0.08	10-21-2024
	266,400	133,600	$0.05	11-16-2026

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018, August 9, 2018 and March 22, 2019. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2019, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At December 31, 2018, the future minimum cash commitments under this agreement aggregate $126,000.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2018 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards	Total
Gary A Jones	$8,000	$-	$8,000
Louis Libin	7,500	-	7,500
Joseph J. Migliozzi	9,500	-	9,500
Jonathan D. Spaet	7,500	-	7,500

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2018. Employee directors do not receive any retainers or fees for their services on the Board of Directors.

Annual Retainer	$3,500
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 21, 2019, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)		Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Douglas J. Andrea	2,236,014	(2)	3,932,400	8.6%
Corisa L. Guiffre	102,750		1,066,400	1.7%
Gary A. Jones	437,472		343,032	1.1%
Louis Libin	352,149		443,032	1.2%
Joseph J. Migliozzi	1,066,261		507,805	2.3%
Jonathan D. Spaet	29,261		343,032	*
Current directors and executive officers as a group (6 persons)	4,223,907		6,635,701	14.5%

____________________

*	Less than 1%
(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 21, 2019, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

(2)	Includes 12,438 and 3,876 shares owned by Mr. Andrea’s spouse and Mr. Andrea’s daughter, respectively.

The following table sets forth certain information as of March 21, 2019, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)		Percent of Common Stock and Common Stock Equivalents Outstanding (2)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	-		5,722,159	(3)	7.8%
Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000	(4)	-		7.9%
____________________

(1)	The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.

(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 21, 2019. As of March 21, 2019, Alpha Capital has 2,086,809 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above, for limitations on the conversion of such common stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2018, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Number of securities
remaining
available for future issuance
	Number of securities to be		under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants	options,	reflected in
	and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,008,001	$0.08	-
Equity compensation plans not approved by security holders	-	-	-
Total	10,008,001	$0.08	-

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2018 and 2017 by Marcum LLP:

	2018	2017
Audit Fees	$107,000	$107,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2018, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets—at December 31, 2018 and 2017

●	Consolidated Statements of Operations—Years Ended December 31, 2018 and 2017

●	Consolidated Statements of Shareholders’ (Deficit) Equity —Years Ended December 31, 2018 and 2017

●	Consolidated Statements of Cash Flows—Years ended December 31, 2018 and 2017

●	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3) Exhibits

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of March 27, 2015, by and between Andrea Communications LLC and Andrea Electronics Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2015)
3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 2017)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)
3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, dated May 7, 1999 (incorporated by reference to Exhibit 3.4 of the Registrant's Form 10-K for the year ended December 31, 2017)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)
3.6	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, dated September 28, 2000 (incorporated by reference to Exhibit 3.6 of the Registrant's Form 10-K for the year ended December 31, 2017)
3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)
3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)
3.9	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)
3.10	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
3.11	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)
4.1	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)
10.1	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)
10.2	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)
10.3	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
10.4	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
10.5	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)
10.6	*Amended and Restated Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 14, 2008)
10.7	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K filed on March 16, 2010)
10.8	*Employment Agreement, dated as of August 1, 2014 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on September 8, 2014)
10.9	+ Sixth Amendment to Executive Employment Agreement, dated as of March 22, 2019, by and between Andrea Electronics Corporation and Douglas J. Andrea
10.10	**Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)
10.11	**Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)

Exhibit
Number	Description
10.19	Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2016)
14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)
21.0	+Subsidiaries of Registrant
23.1	+Consent of Independent Registered Public Accounting Firm
31.0	+Rule 13a-14(a)/15d – 14(a) Certifications
32.0	+Section 1350 Certifications
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL:
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Marcum LLP
Melville, NY
March 29, 2019

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

Current assets:
Cash	$486,521	$1,164,057
Accounts receivable, net of allowance for doubtful accounts of $4,793 and $5,092, respectively	418,681	260,946
Inventories, net	213,056	136,449
Prepaid expenses and other current assets	77,593	44,474
Total current assets	1,195,851	1,605,926

Property and equipment, net	55,088	60,333
Intangible assets, net	262,819	284,408
Other assets, net	5,250	5,250
Total assets	$1,519,008	$1,955,917

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Trade accounts payable and other current liabilities	$380,685	$367,326
Accrued Series C Preferred Stock Dividends	19,168	55,697
Total current liabilities	399,853	423,023

Long-term debt	1,551,284	1,189,964
Total liabilities	1,951,137	1,612,987

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies:

Shareholders’ (deficit) equity:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.47 and 33.3 shares, respectively; liquidation value: $114,692 and $333,269, respectively	-	1
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; 68,104,957 and 64,914,935 issued and outstanding, respectively	681,050	649,149
Additional paid-in capital	78,069,200	77,931,051
Accumulated deficit	(79,191,451)	(78,246,343)

Total shareholders’ (deficit) equity	(432,129)	342,930

Total liabilities and shareholders’ (deficit) equity	$1,519,008	$1,955,917

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Revenues
Net product revenues	$1,391,335	$851,870
License revenues and service related revenues	73,199	6,092,370
Total revenues	1,464,534	6,944,240
Cost of revenues	433,746	266,905
Gross margin	1,030,788	6,677,335
Patent Monetization Expenses	152,622	5,597,928
Research and development expenses	601,349	813,051
General, administrative and selling expenses	1,167,002	1,338,284
Operating loss	(890,185)	(1,071,928)
Interest expense, net	(52,360)	(68,862)
Loss from operations before provision for income taxes	(942,545)	(1,140,790)
Provision for income taxes	2,563	12,941
Net loss	$(945,108)	$(1,153,731)
Basic and diluted weighted average shares	66,289,137	64,914,935
Basic and diluted net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,806,356	$(77,092,612)	$1,371,966
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	124,695	-	124,695
Net loss	-	-	-	-	-	-	-	(1,153,731)	(1,153,731)
Balance, December 31, 2017	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	45,920	-	45,920
Stock option exercises	-	-	-	-	2,190,000	21,900	65,700	-	87,600
Conversion of Series C Convertible Preferred Stock	(21.857650)	(1)	-	-	1,000,022	10,001	26,529	-	36,529
Net loss	-	-	-	-	-	-	-	(945,108)	(945,108)
Balance, December 31, 2018	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,069,200	$(79,191,451)	$(432,129)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(945,108)	$(1,153,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,050	75,445
Stock based compensation	45,920	124,695
Inventory net realizable adjustment	(13,489)	(11,645)
Provision for income tax withholding	2,563	12,941
PIK interest, net	61,320	78,811
Change in:
Accounts receivable	(160,298)	(166,910)
Inventories	(63,118)	(11,988)
Prepaid expenses, other current assets and other assets	(33,119)	7,741
Trade accounts payable and other current liabilities	13,359	(504,459)
Net cash used in operating activities	(993,920)	(1,549,100)

Cash flows from investing activities:
Purchases of property and equipment	(24,309)	(21,561)
Proceeds from repayments of note receivable	-	103,709
Purchases of patents and trademarks	(46,907)	(25,120)
Net cash (used in) provided by investing activities	(71,216)	57,028

Cash flows from financing activities:
Proceeds from exercise of stock options	87,600	-
Repayments of long-term debt and PIK interest	-	(5,999,000)
Proceeds from long-term debt	300,000	5,700,000
Net cash provided by (used in) financing activities	387,600	(299,000)

Net decrease in cash	(677,536)	(1,791,072)

Cash, beginning of year	1,164,057	2,955,129
Cash, end of year	$486,521	$1,164,057

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$83,422
Income Taxes	$4,610	$14,270

Non Cash Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$36,529	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

The Company’s loss before income taxes was approximately $943,000 for the year ended December 31, 2018, of which $144,000 represents non-cash stock based compensation, depreciation and amortization expenses. As part of the evaluation, management considered the Company’s cash balance of $486,521 and its positive working capital of $795,998 as of December 31, 2018 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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
DECEMBER 31, 2018

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	December 31,
	2018	2017
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 12)	10,008,001	15,163,001
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	524,736	1,524,758
Series D Convertible Preferred Stock (Note 9)	3,628,576	3,628,576

Total potentially dilutive common shares	14,161,313	20,316,335

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2018 and 2017, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2018, the Company’s cash was held at four financial institutions.

Concentration of Risk

The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	December 31,
	2018	2017
Customer A	44%	*
Customer B	11%	*
Customer C	20%	*
Customer D	*	86%
____________________

*	Amounts are less than 10%

As of December 31, 2018, Customers A, B and C accounted for approximately 55%, 19% and 14%, respectively, of accounts receivable.

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

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with ASC 360 “Plant, Property and Equipment,” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2018 and 2017.

Revenue Recognition

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

Andrea utilized the modified retrospective approach when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. Based on the Company’s review, management did not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At December 31, 2018, the Company had $25,341 of deferred revenue, which are advance payments from customers, are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 13 for additional description of the Company’s reportable business segments and the revenue reported in each segment.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018, the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The Company's evaluation was performed for tax years ended 2014 through 2018. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation

At December 31, 2018, Andrea had one stock-based employee compensation plan, which is described more fully in Note 12. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

All media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2018 and 2017 were approximately $17,000 and $13,000, respectively and are included in general, administrative and selling expenses.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurement and Disclosures: (“ASU 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about payments to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 applies to all assets and liabilities that are measured and reported on a fair value basis.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2018 and 2017, the carrying value of all financial instruments approximated fair value.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right of use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company expects ASU 2016-02 will not have a material effect on its financial statements. While it continues to assess all the effects of adoption, the Company currently believes the most significant effects relate to the recognition of ROU assets and lease liabilities on the balance sheet for its existing leases. On adoption, the Company estimates it will recognize additional lease liabilities of approximately $78,000, with corresponding ROU assets of approximately the same amount.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 provides financial statement readers more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019. The Company has adopted ASU No. 2016-13 early and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (230) – Restricted Cash.” ASU No. 2016-18 requires an entity to include amounts described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2018. The Company has adopted ASU No. 2016-18 early and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In July 2017, FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted ASU No. 2017-11 early and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” ASU No. 2018-07 aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity – Equity-based Payments to Nonemployees.” It is effective for annual reporting periods beginning after December 15, 2018. The Company has adopted ASU No. 2018-07 early and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,
	2018	2017
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	946,970	900,063
	9,514,418	9,467,511
Less: accumulated amortization	(9,251,599)	(9,183,103)
	$262,819	$284,408

The changes in the carrying amount of intangible assets during the years ended December 31, 2018 and 2017 were as follows:

Balance as of January 1, 2017	$309,894
Additions during the period	25,120
Amortization	(50,606)
Balance as of December 31, 2017	284,408
Additions during the period	46,907
Amortization	(68,496)
Balance as of December 31, 2018	$262,819

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2018 and 2017, Andrea concluded that there were no long-lived assets that were required to be tested for recoverability.

Amortization expense was $68,496 and $50,606 for the years ended December 31, 2018 and 2017, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $47,000, $34,000, $25,000, $24,000 and $23,000, respectively.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

4. INVENTORIES, net

Inventories, net, consisted of the following:

	December 31,
	2018	2017
Raw materials	$12,855	$18,843
Finished goods	200,201	117,606
	$213,056	$136,449

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consisted of the following:

	December 31,
	2018	2017
Information Technology Equipment	$274,735	$258,715
Furniture and fixtures	87,958	87,958
Tools, molds and testing equipment	212,366	210,894
	575,059	557,567
Less: accumulated depreciation and amortization	(519,971)	(497,234)
	$55,088	$60,333

Depreciation and amortization of property and equipment was $29,554 and $24,839 for the years ended December 31, 2018 and 2017, respectively.

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT, AND LONG-TERM DEBT

Revenue Sharing and Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016-2017, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $7,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion, during the four-year period beginning on the date of execution of the Rider (August 10, 2016). The Additional Notes have a maturity date of August 31, 2020. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2018, there was $1,484,422 in Additional Notes principal and $66,862 PIK Interest outstanding.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Long-term debt

	December 31,
	2018	2017
Note Payable	$1,484,422	$1,184,422
PIK interest	66,862	5,542
Total long-term debt	1,551,284	1,189,964
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,551,284	$1,189,964

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 4.40% and 3.33% at December 31, 2018 and 2017, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company or otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the years ended December 31, 2018 and 2017, $300,000 and $5,700,000, respectively, of Additional Notes were issued to AND34. As of December 31, 2018, the remaining amount of Additional Notes that can be issued is $100,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

7. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consisted of the following:

	December 31,
	2018	2017
Trade accounts payable	$86,706	$34,659
Payroll and related expenses	49,937	23,494
Patent monetization expenses	124,422	200,769
Deferred revenue	25,341	-
Professional and other service fees	94,279	108,404
Total trade accounts payable and other current liabilities	$380,685	$367,326

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
DECEMBER 31, 2018

On July 17, 2018, 21.85765 shares of Series C Preferred Stock, together with related accrued dividends, were converted into 1,000,022 shares of Common Stock at a conversion price of $0.2551.

As of December 31, 2018, there were 11.469249 shares of Series C Preferred Stock outstanding, which were convertible into 524,736 shares of Common Stock and had remaining accrued dividends of $19,168.

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

As of December 31, 2018, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2017 and during the years ended December 31, 2018 and 2017.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2015 through 2018. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

On December 22, 2017, President Trump signed into law the legislation generally known as the Tax Cut and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The company recognized the income tax effects of the 2017 Tax Act during the fourth quarter of 2017, the Company recorded a material, non-cash, change in its net deferred income tax balances of approximately $5.7 million related to the tax rate change, which resulting in a corresponding reduction of its valuation allowance.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2018. For the year ended December 31, 2018, the Company determined that, more likely than not, its deferred tax assets would not be realized and, accordingly, increased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The provision for income tax consisted of the following:

	For the Years Ended December 31,
	2018	2017
Current:
Federal	$-	$-
Foreign	2,563	12,941
State and Local	-	-
Total Current	2,563	12,941
Deferred
Federal	(229,000)	5,297,000
Foreign	-	-
State and Local	(55,000)	(66,000)
Adjustment to valuation allowance related to net deferred tax assets	284,000	(5,231,000)
Total Deferred	-	-
Provision for income taxes	$2,563	$12,941

The provision for income taxes for the years ended December 31, 2018 and 2017 of approximately $2,600 and $13,000, respectively, is the result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned partially offset by a Federal income tax refund relating to alternative minimum tax credits.

Loss before income taxes is comprised of the following:

	For the Years Ended December 31,
	2018	2017
Domestic	$(955,411)	$(1,205,543)
Foreign	12,866	64,753
Net loss before income taxes	$(942,545)	$(1,140,790)

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before provision for income taxes is as follows:

	For the Years Ended December 31,
	2018	2017
Tax provision at statutory rate	(21)%	(21)%
State and local taxes	(5)%	(5)%
Foreign taxes	-	(1)%
Incentive Stock Option Expense	1%	2%
Change in effective tax rate	-	(503)%
Change in valuation allowance for net deferred tax assets	25%	527%
	-%	(1)%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$27,000	$26,000
Allowance for doubtful accounts	1,000	1,000
Deferred revenue	7,000	-
Reserve for obsolescence	25,000	29,000
Expense associated with non-qualified stock options	94,000	90,000
Revenue Sharing Agreement	200,000	258,000
General business credit	1,378,000	1,337,000
NOL carryforward	11,377,000	11,084,000
	13,109,000	12,825,000
Less: valuation allowance	(13,109,000)	(12,825,000)
Deferred tax asset, net	$-	$-

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2018	2017
Beginning Balance	$12,825,000	$18,056,000
Change in Allowance	284,000	(5,231,000)
Ending Balance	$13,109,000	$12,825,000

As of December 31, 2018, Andrea had net operating loss carryforwards of approximately $43.8 million. $1 million of these net operating loss carryforwards are carried forward indefinitely, the remaining $42.8 million expire in varying amounts beginning in 2018 through 2037. Andrea has General Business Credits of approximately $1.4 million expiring in varying amounts beginning in 2018 through 2038. As a result of the Company’s adoption of ASU No. 2016-09 effective January 1, 2016, the Company records tax benefits and expense in the statements of earnings.

11. COMMITMENTS AND CONTINGENCIES

Leases

In May 2015, Andrea entered into a new lease for its new corporate headquarters located in Bohemia, New York, where Andrea leases space for research and development, sales and executive offices from an unrelated party. The lease is for approximately 3,000 square feet and expires in October 2020. The rent expense under this operating lease was $34,666 and $33,701 for the years ended December 31, 2018 and 2017, respectively. The current monthly rent under this lease is $2,910 with annual escalations of 3.5%.

As of December 31, 2018, the minimum annual future lease payments, under this lease and all other noncancellable operating leases, were as follows:

2019	57,529
2020	35,787
Total	$93,316

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018, August 9, 2018 and March 22, 2019. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2019, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At December 31, 2018, the future minimum cash commitments under this agreement aggregate $126,000.

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

Legal Proceedings

In September 2016, the Company filed a complaint with the United States District Court for the Eastern District of New York, alleging patent infringement against Apple Inc. (“Apple”) and requesting monetary and injunctive relief (the “New York Litigation”). The New York Litigation was stayed pending final disposition of a parallel case that the Company filed against Apple with the United States International Trade Commission (“ITC”). The ITC’s final decision finding that Apple did not violate the ITC’s statute was issued on March 22, 2018. Apple informed the New York judge of this final decision on May 30, 2018. The ITC’s final decision does not affect Andrea’s right to continue prosecuting the New York litigation.

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019.

On July 20, 2018, after the PTO’s final written decisions, the Company informed the New York judge of the status of the PTO proceedings, and its intention to move forward with the New York Litigation regarding claims 6-9 of the Company’s U.S. Patent No. 6,363,345. Apple asked the New York judge to maintain the previously entered stay of the New York Litigation pending its appeal of the PTO holdings to the Federal Circuit. At the New York judge’s request, the parties fully briefed their competing arguments regarding whether to lift or maintain the stay and submitted those briefs to the New York judge on December 13, 2018. The Company and Apple are still awaiting the New York judge’s ruling on whether to lift the stay.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Andrea intends to vigorously prosecute the New York Litigation and Apple’s appeal of the IPR results to the Federal Circuit.

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

No options were granted during the year ended December 31, 2018 or 2017.

Option activity during 2018 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2018	15,163,001	$ 0.07	$ 0.07	4.15 years	12,561,401	$0.07	$0.07	3.19 years
Exercised	(2,190,000)	$ 0.04	$ 0.04
Forfeited	(83,375)	$ 0.05	$ 0.05
Canceled	(2,881,625)	$ 0.04	$ 0.04
At December 31, 2018	10,008,001	$ 0.08	$ 0.08	4.81 years	8,847,351	$0.08	$0.08	4.41 years

During the year ended December 31, 2018, 1,357,575 options vested with a weighted average exercise price of $0.05 and a weighted average fair value of $0.05 per option. Based on the December 31, 2018 fair market value of the Company’s common stock of $0.06 per share, the aggregate intrinsic value of the 10,008,001 options outstanding and 8,847,351 options exercisable is $34,750 and $23,144, respectively.

Total compensation expense recognized related to stock option awards was $45,920 and $124,695 for the years ended December 31, 2018 and 2017, respectively. In the accompanying consolidated statement of operations for the year ended December 31, 2018, $42,430 of expense is included in general, administrative and selling expenses and $3,490 is included in research and development expenses. In the accompanying consolidated statement of operations for the year ended December 31, 2017, $106,448 of expense is included in general, administrative and selling expenses and $18,247 is included in research and development expenses.

As of December 31, 2018, there was $17,710 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized in 2019.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

13. SEGMENT INFORMATION

Andrea follows the provisions of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on Andrea’s management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While Andrea’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in two segments: (i) Patent Monetization; and (ii) Andrea DSP Microphone and Audio Software Products. Patent Monetization includes Monetization Revenues (as defined in our Revenue Sharing Agreement). Andrea DSP Microphone and Audio Software Products primarily include products based on the use of some, or all, of the following technologies: Andrea Digital Super Directional Array microphone technology (“DSDA”), Andrea Direction Finding and Tracking Array microphone technology (“DFTA”), Andrea PureAudio noise filtering technology, and Andrea EchoStop, an advanced acoustic echo cancellation technology. The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2018 and 2017:

2018 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2018
Net product revenues	$-	$1,391,335	$1,391,335
Service related revenues	-	38,999	38,999
License revenues	1,241	32,959	34,200
Loss from operations	(394,382)	(495,803)	(890,185)
Depreciation and amortization	34,250	63,800	98,050
Purchases of patents and trademarks	23,453	23,454	46,907
Purchases of property and equipment	-	24,309	24,309
Assets	287,206	1,231,802	1,519,008
Total long lived assets	131,410	186,497	317,907

2017 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2017
Net product revenues	$-	$851,870	$851,870
Service related revenues	-	-	-
License revenues	6,003,594	88,776	6,092,370
Loss from operations	(24,461)	(1,047,467)	(1,071,928)
Depreciation and amortization	25,304	50,141	75,445
Purchases of patents and trademarks	12,560	12,560	25,120
Purchases of property and equipment	-	21,561	21,561
Assets	255,759	1,700,158	1,955,917
Total long lived assets	142,201	202,540	344,741

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2018 and 2017, and as of each respective year-end, total revenues and accounts receivable by geographic area were as follows:

Geographic Data	2018	2017
Total Revenues:
United States	$1,108,749	$659,297
Foreign(1)	355,785	6,284,943
	$1,464,534	$6,944,240
Accounts receivable:
United States	$293,978	$187,222
Foreign	124,703	73,724
	$418,681	$260,946
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the year ended December 31, 2018. Total revenue from South Korea represented 86% of total revenues for the year ended December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President,
Chief Executive Officer and Corporate
Secretary

Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 29, 2019
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 29, 2019
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 29, 2019
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 29, 2019
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 29, 2019
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 29, 2019
Jonathan D. Spaet