Form 10-Q
period 2019-03-31
ANDREA ELECTRONICS CORP
filed 2019-05-15
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ANDR	OTC Bulletin Board

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2019, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$488,917	$486,521
Accounts receivable, net of allowance for doubtful accounts of $4,789 and $4,793, respectively	272,352	418,681
Inventories, net	167,888	213,056
Prepaid expenses and other current assets	84,472	77,593
Total current assets	1,013,629	1,195,851

Property and equipment, net	47,855	55,088
Intangible assets, net	252,275	262,819
Other assets, net	69,609	5,250
Total assets	$1,383,368	$1,519,008

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$399,067	$380,685
Accrued Series C Preferred Stock Dividends	19,168	19,168
Total current liabilities	418,235	399,853

Lease liabilities payable	20,003	-
Long-term debt	1,569,911	1,551,284
Total liabilities	2,008,149	1,951,137

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,074,036	78,069,200
Accumulated deficit	(79,388,939)	(79,191,451)

Total shareholders’ deficit	(624,781)	(432,129)

Total liabilities and shareholders’ deficit	$1,383,368	$1,519,008

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Revenues
Net product revenues	$422,680	$254,390
License and service related revenues	15,160	22,155
Total revenues	437,840	276,545

Cost of product revenues	139,442	77,878

Gross margin	298,398	198,667

Patent Monetization expenses	39,193	40,047

Research and development expenses	141,184	153,378

General, administrative and selling expenses	298,257	320,832

Operating loss	(180,236)	(315,590)

Interest expense, net	(16,712)	(15,911)

Loss from operations before provision for income taxes	(196,948)	(331,501)

Provision for income taxes	540	1,134

Net loss	$(197,488)	$(332,635)

Basic and diluted weighted average shares	68,104,957	64,914,935

Basic and diluted net loss per share	$(.00)	$(.01)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	13,335	-	13,335

Net loss	-	-	-	-	-	-	-	(332,635)	(332,635)

Balance, March 31, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,944,386	$(78,578,978)	$23,630

Balance, January 1, 2019	11.469249	$-	907,144	$9,072	68,104,957	681,050	78,069,200	(79,191,451)	(432,129)

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836

Net loss	-	-	-	-	-	-	-	(197,488)	(197,488)

Balance, March 31, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,074,036	$(79,388,939)	$(624,781)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(197,488)	$(332,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,868	22,239
Stock based compensation expense	4,836	13,335
Inventory net realizable adjustment	(100)	(2,200)
Provision for income tax withholding	540	1,134
Right-of-use assets	13,188	-
PIK interest, net	18,627	17,689
Change in:
Accounts receivable, net	145,789	75,024
Inventories	45,268	43,151
Prepaid expenses and other current assets	(6,879)	2,709
Trade accounts payable and other current liabilities and lease liabilities payable	(39,162)	(40,191)
Net cash provided by (used in) operating activities	6,487	(199,745)

Cash flows from investing activities:
Payments for patents and trademarks	(4,091)	-
Net cash used in investing activities	(4,091)	-

Cash flows from financing activities:
Proceeds from long-term notes	-	100,000
Net cash provided by financing activities	-	100,000

Net increase (decrease) in cash	2,396	(99,745)

Cash, beginning of year	486,521	1,164,057
Cash, end of period	$488,917	$1,064,312

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$800	$2,647

See Notes to unaudited condensed consolidated interim financial statements.

Note 1. Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2018 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2018 audited consolidated financial statements.

Liquidity - ASC 205-40 requires management to evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the evaluation, management believes the Company has the ability to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance.

The Company’s loss before provision for income taxes was $196,948 for the three months ended March 31, 2019, of which approximately $27,000 represents non-cash stock based compensation, depreciation and amortization expenses. As part of the evaluation, management considered the Company’s cash balance of $488,917 and working capital of $595,394 as of March 31, 2019 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	10,008,001	15,163,001
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	524,736	1,524,758
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576
Total potentially dilutive common shares	14,161,313	20,316,335

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2019 and December 31, 2018, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2019 and December 31, 2018, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Customer A	12%	11%
Customer B	55%	61%
Customer C	16%	*
____________________

*	Amounts are less than 10%

As of March 31, 2019, Customers B and C accounted for approximately 59% and 23%, respectively, of accounts receivable. As of December 31, 2018, Customers A, B and C accounted for approximately 14%, 55% and 13%, respectively of accounts receivable.

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

	March 31, 2019	December 31, 2018
Raw materials	$51,510	$12,855
Finished goods	116,378	200,201
	$167,888	$213,056

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At March 31, 2019 and December 31, 2018, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Trade accounts payable	$18,814	$86,706
Payroll and related expenses	32,004	49,937
Operating lease liabilities	44,356	-
Patent monetization expenses	123,626	124,422
Deferred revenue	31,101	25,341
Professional and other service fees	149,166	94,279
Total trade accounts payable and other current liabilities	$399,067	$380,685

Revenue Recognition - The Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

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

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At March 31, 2019, the Company had $31,101 of deferred revenue, which are advance payments from customers, are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 8 for additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's unaudited condensed consolidated interim financial statements. The Company's evaluation was performed for the tax years ended 2016 through 2019. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation - Andrea accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method.

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

Leases - On January 1, 2019 the Company adopted ASU No. 2016-02, “Leases (Topic 842).” In March 2019, the Company also adopted ASU No. 2019-01, “Lease (Topic 842) Codification Improvements.” All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and we recognize lease expense for these leases as incurred over the lease term.

ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We primarily use our incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. See Note 6 for additional Lease related disclosure.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000, whereby $4,100,000 remains available to the Company for sale and issuance. The Additional Notes have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of March 31, 2019, there was $1,484,422 of Additional Notes principal and $85,489 PIK Interest outstanding.

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

Long-term debt

	March 31, 2019	December 31, 2018
Note Payable	$1,484,422	$1,484,422
PIK interest	85,489	66,862
Total long-term debt	1,569,911	1,551,284
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,569,911	$1,551,284

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 4.80% and 4.40% at March 31, 2019 and December 31, 2018, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the three months ended March 31, 2019 and year ended December 31, 2018, $0 and $300,000, respectively, of Additional Notes were issued to AND34. As of March 31, 2019, the remaining amount of Additional Notes that could be issued is $100,000. As a result of the Rider, as of May 10, 2019, the remaining amount of Additional Notes that can be issued is $4,100,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

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

As of March 31, 2019, there were 11.469249 shares of Series C Preferred Stock outstanding, which were convertible into 524,736 shares of Common Stock and had remaining accrued dividends of $19,168.

Note 5. Series D Redeemable Convertible Preferred Stock

The Series D Preferred Stock is convertible into Common Stock at a conversion price of $0.25 per share. The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment (as such term is defined in its certificate of amendment). This payment is to be paid in cash and is equal to the product of (i) the stated value of such shares of Series D Preferred Stock multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days that may be considered grace periods as defined by the Registration Rights Agreement).

As of March 31, 2019, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets and corresponding operating lease liabilities of $77,547, with no material cumulative effect adjustment to equity as of the date of adoption. The financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

Our operating lease portfolio includes corporate offices, information technology (IT) equipment, and automobiles with remaining lease terms of 1 year to 2 years. Operating lease ROU assets are presented within other assets. The current portion of operating lease liabilities are presented within trade accounts payable and other current liabilities, and the non-current portion of operating lease liabilities are presented separately on the Consolidated Balance Sheet.

Supplemental balance sheet information related to leases was as follows:

Operating Leases

March 31, 2019
Other Assets	$64,359

Trade accounts payable and other current liabilities	$44,356
Lease liabilities payable non-current	20,003
Total operating lease liabilities	$64,359

Weighted-average remaining lease term	15 months
Weighted-average discount rate	7.8%

As of March 31, 2019, maturities of operating lease liabilities were as follows:

2019 (April 1 – December 31)	$41,799
2020	37,976
Total	79,775
Less: interest	(15,416)
Total Lease Payments	$64,359

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018, August 9, 2018 and March 22, 2019. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2019, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At March 31, 2019, the future minimum cash commitments under this agreement aggregate $72,000.

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

Note 7. Stock Plans and Stock Based Compensation

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorized the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. Awards could be granted to key employees, officers, directors and consultants. As the 2006 Plan has expired, no further awards will be granted under the 2006 Plan. At March 31, 2019, Andrea did not have an authorized and unexpired stock-based compensation plans.

The stock option awards granted under the 2006 Plan have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with vesting periods of up to four years and 10-year contractual terms. The fair values of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Option activity during the three months ended March 31, 2019 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2019	10,008,001	$0.08	$0.08	4.81 years	8,847,351	$0.08	$0.08	4.41 years

At March 31, 2019	10,008,001	$0.08	$0.08	4.56 years	8,847,351	$0.08	$0.08	4.16 years

During the three months ended March 31, 2019, no additional options vested nor were any options exercised, forfeited or cancelled. Based on the March 31, 2019 fair market value of the Company’s common stock of $0.04 per share, there is no aggregate intrinsic value for the 10,008,001 options outstanding and 8,847,351 options exercisable.

Total compensation expense recognized related to stock option awards was $4,836 and $13,335 for the three months ended March 31, 2019 and 2018, respectively. In the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2019, $4,269 of compensation expense is included in general, administrative and selling expenses and $567 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2018, $11,487 of compensation expense is included in general, administrative and selling expenses and $1,848 of compensation expense is included in research and development expenses.

As of March 31, 2019, there was $12,874 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized in 2019.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three month periods ended March 31, 2019 and 2018 and the fiscal year ended December 31, 2018.

2019 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Three Month Segment Data
Net product revenues	$-	$422,680	$422,680
Service related revenues	-	7,800	7,800
License revenues	382	6,978	7,360
Operating loss	(97,456)	(82,780)	(180,236)
Depreciation and amortization	7,318	14,550	21,868
Assets	252,540	1,130,828	1,383,368
Total long lived assets	126,138	173,992	300,130
Payments for patents and trademarks	2,045	2,046	4,091

2018 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Three Month Segment Data
Net product revenues	$-	$254,390	$254,390
Service related revenues	-	9,938	9,938
License revenues	209	12,008	12,217
Operating income (loss)	(147,480)	(168,110)	(315,590)
Depreciation and amortization	7,596	14,643	22,239

December 31, 2018 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Year End Segment Data
Assets	$287,206	$1,231,802	$1,519,008
Total long lived assets	$131,410	$186,497	$317,907

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2019 and 2018 total revenues by geographic area were as follows:

Geographic Data	March 31, 2019	March 31, 2018
Total revenues:
United States	$383,262	$246,971
Foreign(1)	54,578	29,574
	$437,840	$276,545
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the three months ended March 31, 2019 or 2018.

As of March 31, 2019 and December 31, 2018, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2019	December 31, 2018
Accounts receivable:
United States	$183,347	$293,978
Foreign	89,005	124,703
	$272,352	$418,681

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the notes to audited condensed consolidated interim financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. A discussion of our critical accounting policies and estimates are also included in Management’s Discussion and Analysis or Plan of Operation in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2018 except the new lease accounting standard adopted as of January 1, 2019 as described in Note 2 of the notes to unaudited condensed consolidated interim financial statements included in this Quarterly Report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed below under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the Company’s quarterly reports on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Operations

Three Months ended March 31, 2019 compared to the Three Months ended March 31, 2018

Total Revenues

	For the Three Months Ended March 31,		%
	2019	2018	Change
Patent Monetization revenues
License revenues	$382	$209	83
Total Patent Monetization revenues	382	209	83

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	195,087	102,606	90	(a)
Revenue from OEM array microphone products	156,774	131,216	20	(b)
Revenue from customized digital products	52,124	16,589	214	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	18,695	3,979	365	(d)
License and service related revenues	14,778	21,946	(33)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	437,458	276,336	58

Total revenues	$437,840	$276,545	58
____________________

(a)	The approximate $92,000 increase in revenues of automotive array microphone products for the three months ended March 31, 2019, as compared to the same period in 2018 is the result of increased demand from integrators of public safety and mass transit vehicle solutions.

(b)	The approximate $26,000 increase in revenues of OEM array microphone products for the three months ended March 31, 2019, as compared to the same period in 2018 is primarily the result of timing of sales to integrators of commercial product audio solutions.

(c)	The increase of approximately $36,000 for the three months ended March 31, 2019, as compared to the same period in 2018 in customized digital products revenue is related to the timing of purchases from an OEM customer for a customized digital product.

(d)	The approximate $15,000 increase in revenues of all other Andrea DSP Microphone and Audio Software products for the three months ended March 31, 2019, as compared to the same period in 2018 is primarily the result of new customers for new audio solutions.

(e)	The decrease of approximately $7,000 in license and service related revenues are a result of decreases of royalties for the three month period ended March 31, 2019 as compared to the same period in 2018, which was partially offset by an increase in service related revenue.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended March 31, 2019 and 2018 was 32% and 28%, respectively. These changes are primarily the result of the product mix described in “Total Revenues” above as well as the increased cost in manufacturing certain products.

Patent Monetization Expenses

Patent monetization expenses for the three months ended March 31, 2019 decreased 2% to $39,193 from $40,047 for the three months ended March 31, 2018. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part I, Item 3 Legal Proceedings. The decreases in Patent Monetization expenses for the three months ended March 31, 2019 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 decreased 8% to $141,184 from $153,378 for the three months ended March 31, 2018. The expenses primarily relate to costs associated with the development of new products. For the three months ended March 31, 2019, the decrease in research and development expenses reflects a 4% decrease in our Patent Monetization efforts to $7,318, or 5% of total research and development expenses, and an 8% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $133,866, or 95% of total research and development expenses. The decrease in our Andrea DSP Microphone and Audio Software Technology efforts reflects a decrease in salary expenses related to a project that was recently completed. With respect to DSP Microphone and Audio Software technologies, our research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 7% to $298,257 for the three months ended March 31, 2019 from $320,832 for the three months ended March 31, 2018. For the three months ended March 31, 2019, general, administrative and selling expenses related to our Patent Monetization efforts were $51,328, or 17% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $246,930, or 83% of total general, administrative and selling expenses. These decreases relate to salary reductions taken by executive management in 2018 as well as decreased spending on travel.

Interest expense, net

Interest expense, net for the three months ended March 31, 2019 was $16,712 compared to $15,911 for the three months ended March 31, 2018. The change in this line item was attributable to an increase in interest expense because of a larger amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2019 was $540 compared to a provision of $1,134 for the three months ended March 31, 2018. The provision for the three months ended March 31, 2019 and 2018 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended March 31, 2019 was $197,488 compared to a net loss of $332,635 for the three months ended March 31, 2018. The net loss for the three months ended March 31, 2019 and 2018 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2019, we had cash of $488,917 compared with $486,521 at December 31, 2018. The increase in our cash balance at March 31, 2019 was primarily a result of cash provided by operating activities.

Our working capital balance at March 31, 2019 was $595,394 compared to working capital of $795,998 at December 31, 2018. The decrease in working capital reflects a decrease in total current assets of $182,222 and an increase in total current liabilities of $18,382. The decrease in total current assets of $182,222 reflects an increase in cash of $2,396 offset in part by a decrease in accounts receivable of $146,329, a decrease in inventories of $45,168 and an increase in prepaid expenses and other current assets of $6,879. The increase in total current liabilities of $18,382 reflects an increase in trade accounts payable and other current liabilities.

The increase in cash of $2,396 reflects $6,487 of net cash provided by operating activities and $4,091 of net cash used in investing activities.

The cash provided by operating activities of $6,487, excluding non-cash charges for the three months ended March 31, 2019, was attributable to a $145,789 decrease in accounts receivable, a $45,268 decrease in inventories, a $6,879 increase in prepaid expenses and a $39,162 decrease in trade accounts payable and other current liabilities. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $4,091 reflects an increase in patents and trademarks. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of May 10, 2019, Andrea had approximately $400,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this Quarterly Report.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended March 31, 2019 were $437,840 compared to $276,545 for the three months ended March 31, 2018. Net loss for the three months ended March 31, 2019 was $197,488, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $332,635, or $0.01 loss per share on a basic and diluted basis for the three months ended March 31, 2018. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of May 10, 2019. The number of shares outstanding does not include an aggregate of 14,161,313 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 21% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: (a) 10,008,001 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; (b) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and (c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits
	Exhibit 10.1	–	*Sixth Amendment to Executive Employment Agreement, dated as of March 22, 2019, by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K filed on March 29, 2019)
	Exhibit 10.2	–	+First Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of October 24, 2017
	Exhibit 10.3	–	+Second Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of May 10, 2019
	Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	Exhibit 32.0	–	Section 1350 Certifications
	Exhibit 101.0	–	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

+ Filed herewith
* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: May 15, 2019

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 15, 2019
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 15, 2019
Corisa L. Guiffre	Assistant Corporate Secretary