Form 10-Q
period 2019-06-30
ANDREA ELECTRONICS CORP
filed 2019-08-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2019, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$456,343	$486,521
Accounts receivable, net of allowance for doubtful accounts of $4,789 and $4,793, respectively	396,420	418,681
Inventories, net	174,416	213,056
Prepaid expenses and other current assets	116,185	77,593
Total current assets	1,143,364	1,195,851

Property and equipment, net	40,622	55,088
Intangible assets, net	240,141	262,819
Other assets, net	93,807	5,250
Total assets	$1,517,934	$1,519,008

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$370,297	$380,685
Accrued Series C Preferred Stock Dividends	19,168	19,168
Total current liabilities	389,465	399,853

Lease liabilities payable	33,852	-
Long-term debt	1,788,797	1,551,284
Total liabilities	2,212,114	1,951,137

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,078,872	78,069,200
Accumulated deficit	(79,463,174)	(79,191,451)

Total shareholders’ deficit	(694,180)	(432,129)

Total liabilities and shareholders’ deficit	$1,517,934	$1,519,008

See notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three months Ended		For the Six months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Net product revenues	$552,449	$228,824	$975,129	$483,214
License and service related revenues	12,684	12,285	27,844	34,440
Total revenues	565,133	241,109	1,002,973	517,654

Cost of product revenues	152,413	38,289	291,855	116,167

Gross margin	412,720	202,820	711,118	401,487

Patent Monetization expenses	74,080	55,832	113,273	95,879

Research and development expenses	145,176	143,290	286,360	296,668

General, administrative and selling expenses	249,679	253,963	547,936	574,795

Operating loss	(56,215)	(250,265)	(236,451)	(565,855)

Interest expense, net	(17,238)	(9,068)	(33,950)	(24,979)

Loss from operations before provision for income taxes	(73,453)	(259,333)	(270,401)	(590,834)

Provision for income taxes	782	729	1,322	1,863

Net loss	$(74,235)	$(260,062)	$(271,723)	$(592,697)

Basic and diluted weighted average shares	68,104,957	64,931,968	68,104,957	64,923,499

Basic and diluted net loss per share	$(.00)	$(.00)	$(.00)	$(.00)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	13,335	-	13,335

Net loss	-	-	-	-	-	-	-	(332,635)	(332,635)

Balance, March 31, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,944,386	$(78,578,978)	$23,630

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	13,335	-	13,335

Stock option exercises	-	-	-	-	50,000	500	1,500	-	2,000

Net loss	-	-	-	-	-	-	-	(260,062)	(260,062)

Balance, June 30, 2018	33.326899	$1	907,144	$9,072	64,964,935	$649,649	$77,959,221	$(78,839,040)	$(221,097)

Balance, January 1, 2019	11.469249	$-	907,144	$9,072	68,104,957	681,050	78,069,200	(79,191,451)	(432,129)

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836

Net loss	-	-	-	-	-	-	-	(197,488)	(197,488)

Balance, June 30, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,074,036	$(79,388,939)	$(624,781)

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836

Net loss	-	-	-	-	-	-	-	(74,235)	(74,235)

Balance, June 30, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,078,872	$(79,463,174)	$(694,180)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(271,723)	$(592,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,102	46,658
Stock based compensation expense	9,672	26,670
Inventory net realizable adjustment	(703)	(6,635)
Provision for income tax withholding	1,322	1,863
Right-of-use assets	19,779	-
PIK interest, net	37,513	29,058
Change in:
Accounts receivable, net	20,939	151,561
Inventories	39,343	17,587
Prepaid expenses and other current assets	(38,592)	(162,317)
Trade accounts payable and other current liabilities and lease liabilities payable	(84,872)	(9,330)
Net cash used in operating activities	(225,220)	(497,582)

Cash flows from investing activities:
Payments for patents and trademarks	(4,958)	(25,750)
Net cash used in investing activities	(4,958)	(25,750)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	2,000
Proceeds from long-term notes	200,000	200,000
Net cash provided by financing activities	200,000	202,000

Net decrease in cash	(30,178)	(321,332)

Cash, beginning of year	486,521	1,164,057
Cash, end of period	$456,343	$842,725

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$1,330	$2,747

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

The Company’s loss before provision for income taxes was $73,453 and $270,401 for the three and six months ended June 30, 2019, of which approximately $25,000 and $52,000, respectively, represents non-cash stock based compensation, depreciation and amortization expenses. As part of the evaluation, management considered the Company’s cash balance of $456,343 and working capital of $753,899 as of June 30, 2019 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three months Ended		For the Six months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	10,008,001	15,013,001	10,008,001	15,013,001
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	524,736	1,524,758	524,736	1,524,758
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576	3,628,576	3,628,576
Total potentially dilutive common shares	14,161,313	20,166,335	14,161,313	20,166,335

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended June 30, 2019 and December 31, 2018, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At June 30, 2019 and December 31, 2018, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Customer A	53%	*	54%	32%
Customer B	17%	36%	14%	20%
Customer C	12%	*	13%	*
Customer D	*	14%	*	12%
Customer E	*	29%	*	14%
____________________
* Amounts are less than 10%

As of June 30, 2019, Customers A, B and C accounted for approximately 51%, 20% and 17%, respectively, of accounts receivable. As of December 31, 2018, Customers A, B and C accounted for approximately 55%, 14% and 13%, respectively of accounts receivable.

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

	June 30, 2019	December 31, 2018
Raw materials	$40,153	$12,855
Finished goods	134,263	200,201
	$174,416	$213,056

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At June 30, 2019 and December 31, 2018, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Trade accounts payable	$33,939	$86,706
Payroll and related expenses	18,343	49,937
Operating lease liabilities	57,883	-
Patent monetization expenses	112,334	124,422
Deferred revenue	25,341	25,341
Professional and other service fees	122,457	94,279
Total trade accounts payable and other current liabilities	$370,297	$380,685

Revenue Recognition - The Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At June 30, 2019, the Company had $25,341 of deferred revenue, which are advance payments from customers, are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 8 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's unaudited condensed consolidated interim financial statements. The Company's evaluation was performed for the tax years ended 2016 through 2019. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Leases - On January 1, 2019 the Company adopted ASU No. 2016-02, “Leases (Topic 842).” In March 2019, the Company also adopted ASU No. 2019-01, “Lease (Topic 842) Codification Improvements.” All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and the Company recognizes lease expense for these leases as incurred over the lease term.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of June 30, 2019, there was $1,684,422 of Additional Notes principal and $104,375 PIK Interest outstanding.

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

Long-term debt

	June 30, 2019	December 31, 2018
Note Payable	$1,684,422	$1,484,422
PIK interest	104,375	66,862
Total long-term debt	1,788,797	1,551,284
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,788,797	$1,551,284

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 4.59% and 4.40% at June 30, 2019 and December 31, 2018, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the six months ended June 30, 2019 and year ended December 31, 2018, $200,000 and $300,000, respectively, of Additional Notes were issued to AND34. As of June 30, 2019, the remaining amount of Additional Notes that could be issued is $3,900,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

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

As of June 30, 2019, there were 11.469249 shares of Series C Preferred Stock outstanding, which were convertible into 524,736 shares of Common Stock and had remaining accrued dividends of $19,168.

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

As of June 30, 2019, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

Note 6. Commitments And Contingencies

Leases

Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets and corresponding operating lease liabilities of $77,547, with no material cumulative effect adjustment to equity as of the date of adoption. The financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

Our operating lease portfolio includes corporate offices, information technology (IT) equipment, and automobiles with remaining lease terms of 1 year to 2 years. Operating lease ROU assets are presented within other assets. The current portion of operating lease liabilities are presented within trade accounts payable and other current liabilities, and the non-current portion of operating lease liabilities are presented separately on the accompanying condensed consolidated balance sheet.

Supplemental balance sheet information related to leases was as follows:

Operating Leases

June 30, 2019
Other Assets	$88,557

Trade accounts payable and other current liabilities	$57,883
Lease liabilities payable non-current	33,852
Total operating lease liabilities	$91,735

Weighted-average remaining lease term	21
Weighted-average discount rate	7.4%

As of June 30, 2019, maturities of operating lease liabilities were as follows:

2019 (July 1 – December 31)	$30,562
2020	48,958
2021	11,970
2022	3,990
Total	95,480
Less: interest	(3,745)
Total Lease Payments	$91,735

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018, August 9, 2018, March 22, 2019 and August 12, 2019. The effective date of the original employment agreement was August 1, 2014 and it currently expires on January 31, 2020, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive's most recent Base Salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea, his spouse and his dependents for 6 months. At June 30, 2019, the future minimum cash commitments under this agreement aggregate $126,000.

On November 11, 2008, the Company entered into an amended and restated change in control agreement with Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary of the Company. The change in control agreement provides Ms. Guiffre with a severance benefit upon termination in connection with a change in control (as defined in the agreement). If Ms. Guiffre is terminated following a change in control, the Company will pay Ms. Guiffre a sum equal to three times Ms. Guiffre’s average annual compensation for the five preceding taxable years. All restrictions on any restricted stock will lapse immediately and incentive stock options and stock appreciation rights, if any, will become immediately exercisable in the event of a change in control of the Company. Additionally, life, medical, dental and disability coverage and payments will be continued for 36 full calendar months following the date of termination.

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

On July 20, 2018, after the PTO’s final written decisions, the Company informed the New York judge of the status of the PTO proceedings, and its intention to move forward with the New York Litigation regarding claims 6-9 of the Company’s U.S. Patent No. 6,363,345. Apple asked the New York judge to maintain the previously entered stay of the New York Litigation pending its appeal of the PTO holdings to the Federal Circuit. At the New York judge’s request, the parties fully briefed their competing arguments regarding whether to lift or maintain the stay and submitted those briefs to the New York judge on December 13, 2018. On August 6, 2019, the New York judge determined to maintain the stay pending the final resolution of the IPR proceedings by the Federal Court.

Andrea intends to vigorously prosecute the New York Litigation and Apple’s appeal of the IPR results to the Federal Circuit.

Note 7. Stock Plans and Stock Based Compensation

In October 2006, the Board adopted the Andrea Electronics Corporation 2006 Equity Compensation Plan (“2006 Plan”), which was subsequently approved by the shareholders. The 2006 Plan, as amended, authorized the granting of awards, the exercise of which would allow up to an aggregate of 18,000,000 shares of Andrea’s Common Stock to be acquired by the holders of those awards. Awards could be granted to key employees, officers, directors and consultants. As the 2006 Plan has expired, no further awards will be granted under the 2006 Plan. At June 30, 2019, Andrea did not have any authorized and unexpired stock-based employee compensation plans.

The stock option awards granted under the 2006 Plan have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant with vesting periods of up to four years and 10-year contractual terms. The fair values of each stock option grant are estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Option activity during the six months ended June 30, 2019 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2019	10,008,001	$0.08	$0.08	4.81 years	8,847,351	$0.08	$0.08	4.41 years

At June 30, 2019	10,008,001	$0.08	$0.08	4.31 years	8,847,351	$0.08	$0.08	3.91 years

During the three and six months ended June 30, 2019, no additional options vested nor were any options exercised, forfeited or cancelled. Based on the June 30, 2019 fair market value of the Company’s common stock of $0.05 per share, there is no aggregate intrinsic value for the 10,008,001 options outstanding and 8,847,351 options exercisable.

Total compensation expense recognized related to stock option awards was $4,836 and $13,335 for the three months ended June 30, 2019 and 2018, respectively. In the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2019, $4,269 of compensation expense is included in general, administrative and selling expenses and $567 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2018, $11,487 of compensation expense is included in general, administrative and selling expenses and $1,848 of compensation expense is included in research and development expenses.

Total compensation expense recognized related to stock option awards was $9,672 and $26,670 for the six months ended June 30, 2019 and 2018, respectively. In the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2019, $8,538 of compensation expense is included in general, administrative and selling expenses and $1,134 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2018, $22,974 of compensation expense is included in general, administrative and selling expenses and $3,696 of compensation expense is included in research and development expenses.

As of June 30, 2019, there was $8,038 of total unrecognized compensation costs related to unvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized in 2019.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three and six month periods ended June 30, 2019 and 2018 and the fiscal year ended December 31, 2018.

2019 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Three Month Segment Data
Net product revenues	$-	$552,449	$552,449
Service related revenues	-	5,760	5,760
License revenues	155	6,769	6,924
Operating (loss) income	(119,994)	63,779	(56,215)
Depreciation and amortization	6,501	13,734	20,235
Assets	367,169	1,150,765	1,517,934
Total long lived assets	126,138	154,625	280,763
Payments for patents and trademarks	433	434	867

2018 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Three Month Segment Data
Net product revenues	$-	$228,824	$228,824
Service related revenues	-	4,000	4,000
License revenues	430	7,855	8,285
Operating loss	(76,803)	(173,462)	(250,265)
Depreciation and amortization	7,596	16,823	24,419
Payments for patents and trademarks	12,875	12,875	25,750

December 31, 2018 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Year End Segment Data
Assets	$287,206	$1,231,802	$1,519,008
Total long lived assets	131,410	186,497	317,907

2019 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Six Month Segment Data
Net product revenues	$-	$975,129	$975,129
Service related revenues	-	13,560	13,560
License revenues	537	13,747	14,284
Operating loss	(217,451)	(19,000)	(236,451)
Depreciation and amortization	13,819	28,283	42,102
Payments for patents and trademarks	2,479	2,479	4,958

2018 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Six Month Segment Data
Net product revenues	$-	$483,214	$483,214
Service related revenues	-	13,938	13,938
License revenues	639	19,863	20,502
Operating loss	(224,283)	(341,572)	(565,855)
Depreciation and amortization	15,192	31,466	46,658
Payments for patents and trademarks	12,875	12,875	25,750

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2019 and 2018 total revenues by geographic area were as follows:

Geographic Data	June 30, 2019	June 30, 2018
Total revenues:
United States	$417,789	$105,003
Foreign(1)	147,344	136,106
	$565,133	$241,109
____________________
(1)	Net revenues to any one foreign country did not exceed 10% for the three months ended June 30, 2019. Net revenues to People’s Republic of China represented 32% of total net revenues for the three months ended June 30, 2018.

For the six-month periods ended June 30, 2019 and 2018 total revenues by geographic area were as follows:

Geographic Data	June 30, 2019	June 30, 2018
Total revenues:
United States	$801,051	$351,974
Foreign(1)	201,922	165,680
	$1,002,973	$517,654
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the six months ended June 30, 2019. Net revenues to People’s Republic of China represented 15% of total net revenues for the six months ended June 30, 2018.

As of June 30, 2019 and December 31, 2018, accounts receivable by geographic area were as follows:

Geographic Data	June 30, 2019	December 31, 2018
Accounts receivable:
United States	$256,322	$293,978
Foreign	140,098	124,703
	$396,420	$418,681

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the notes to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. A discussion of our critical accounting policies and estimates are also included in Note 2. Summary of Significant Accounting Policies in notes to consolidated interim financial statements included elsewhere in this report. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2018 except the new lease accounting standard adopted as of January 1, 2019 as described in Note 2 of the notes to unaudited condensed consolidated interim financial statements included in this Quarterly Report.

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

Results Of Operations

Three and Six Months ended June 30, 2019 compared to the Three and Six Months ended June 30, 2018

Total Revenues

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2019	2018		2019	2018
Patent Monetization revenues
License revenues	$155	$430	(64)	$537	$639	(16)
Total Patent Monetization revenues	155	430	(64)	537	639	(16)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	315,611	4,722	6,584	510,698	107,328	376	(a)
Revenue from OEM array microphone products	201,098	182,535	10	357,872	313,751	14	(b)
Revenue from customized digital products	23,774	16,702	42	75,898	33,291	128	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	11,966	24,865	(52)	30,661	28,844	6	(d)
License and service related revenues	12,529	11,855	6	27,307	33,801	(19)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	564,978	240,679	135	1,002,436	517,015	94
Total revenues	$565,133	$241,109	134	$1,002,973	$517,654	94
____________________

(a)	The approximate $311,000 and $403,000 increase in revenues of automotive array microphone products for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 is the result of increased demand from integrators of public safety and mass transit vehicle solutions.

(b)	The approximate $19,000 and $44,000 increase in revenues of OEM array microphone products for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 is primarily the result of timing of sales to integrators of commercial product audio solutions.

(c)	The increases of approximately $7,000 and $43,000 for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 in customized digital products revenue is related to the timing of purchases from an OEM customer for a customized digital product.

(d)	The approximate $13,000 decrease in revenues of all other Andrea DSP Microphone and Audio Software Products for the three months ended June 30, 2019, as compared to the same period in 2018 is primarily the result of revenues from new customers for new audio solutions in the three-month period ending June 30, 2018 that have not reordered in 2019. This decrease is partially offset by revenues from other new customers for new audio solutions in the six-month period ended June 30, 2019, as compared to the same period in 2018 resulting in a net $2,000 increase.

(e)	The decrease of approximately $7,000 in license and service related revenues is a result of decreases of royalties for the six-month period ended June 30, 2019 as compared to the same period in 2018.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended June 30, 2019 and 2018 was 27% and 16%, respectively. Cost of product revenues as a percentage of total revenues for the six months ended June 30, 2019 and 2018 was 29% and 22%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of $155 and $537 for the three and six months ended June 30, 2019 nor cost of product revenues associated with the Patent Monetization revenues of $430 and $639, for the three and six months ended June 30, 2018. The cost of product revenues as a percentage of total revenues for the three months ended June 30, 2019 for Andrea DSP Microphone and Audio Software Products was 27% compared to 16% for the three months ended June 30, 2018. The cost of product revenues as a percentage of total revenues for the six months ended June 30, 2019 for Andrea DSP Microphone and Audio Software Products was 29% compared to 22% for the six months ended June 30, 2018. These changes are primarily the result of the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended June 30, 2019 increased 33% to $74,080 from $55,832 for the three months ended June 30, 2018. Patent monetization expenses for the six months ended June 30, 2019 increased 18% to $113,273 from $95,879 for the six months ended June 30, 2018. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings. The increases in Patent Monetization expenses for the three and six months ended June 30, 2019 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 increased 1% to $145,176 from $143,290 for the three months ended June 30, 2018. Research and development expenses for the six months ended June 30, 2019 decreased 3% to $286,360 from $296,668 for the six months ended June 30, 2018. The expenses primarily relate to costs associated with the development of new products. For the three months ended June 30, 2019, the increase in research and development expenses reflects a 15% decrease in our Patent Monetization efforts to $6,501, or 4% of total research and development expenses, and a 2% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $138,675, or 96% of total research and development expenses. For the six months ended June 30, 2019, the decrease in research and development expenses reflects a 9% decrease in our Patent Monetization efforts to $13,819, or 5% of total research and development expenses, and a 3% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $272,541, or 95% of total research and development expenses. The changes in our Patent Monetization efforts represent intangible asset amortization expense while the changes in our Andrea DSP Microphone and Audio Software Technology efforts reflect expenses related to our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 2% to $249,679 for the three months ended June 30, 2019 from $253,963 for the three months ended June 30, 2018. For the three months ended June 30, 2019, general, administrative and selling expenses related to our Patent Monetization efforts were $39,568, or 16% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $210,111, or 84% of total general, administrative and selling expenses. General, administrative and selling expenses decreased approximately 5% to $547,936 for the six months ended June 30, 2019 from $574,795 for the six months ended June 30, 2018. For the six months ended June 30, 2019, general, administrative and selling expenses related to our Patent Monetization efforts were $90,896, or 17% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $457,040, or 83% of total general, administrative and selling expenses. These small decreases relate to changes in regular operating expenses.

Interest expense, net

Interest expense, net for the three months ended June 30, 2019 was $17,238 compared to $9,068 for the three months ended June 30, 2018. Interest expense, net for the six months ended June 30, 2019 was $33,950 compared to $24,979 for the six months ended June 30, 2018. The change in this line item was attributable to an increase in interest expense because of a higher amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2019 was $782 compared to $729 for the three months ended June 30, 2018. The income tax provision for the six months ended June 30, 2019 was $1,322 compared to $1,863 for the six months ended June 30, 2018. The provision for the three and six months ended June 30, 2019 and 2018 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended June 30, 2019 was $74,235 compared to a net loss of $260,062 for the three months ended June 30, 2018. Net loss for the six months ended June 30, 2019 was $271,723 compared to a net loss of $592,697 for the six months ended June 30, 2018. The net loss for the three and six months ended June 30, 2019 and 2018, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2019, we had cash of $456,343 compared with $486,521 at December 31, 2018. The decrease in our cash balance at June 30, 2019 was primarily a result of cash used in operating activities.

Our working capital balance at June 30, 2019 was $753,899 compared to working capital of $795,998 at December 31, 2018. The decrease in working capital reflects a decrease in total current assets of $52,487 and a decrease in total current liabilities of $10,388. The decrease in total current assets of $52,487 reflects a decrease in cash of $30,178, a decrease in accounts receivable of $22,261, a decrease in inventories of $38,640 offset in part by an increase in prepaid expenses and other current assets of $38,592. The decrease in total current liabilities of $10,388 reflects an decrease in trade accounts payable and other current liabilities.

The decrease in cash of $30,178 reflects $225,220 of net cash used in operating activities, $4,958 of net cash used in investing activities and $200,000 of net cash provided by financing activities.

The cash used in operating activities of $225,220, excluding non-cash charges for the six months ended June 30, 2019, was attributable to a $20,939 decrease in accounts receivable, a $39,343 decrease in inventories, a $38,592 increase in prepaid expenses and other current assets and a $84,872 decrease in trade accounts payable and other current liabilities and lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $4,958 reflects an increase in patents and trademarks. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $200,000, reflects from long-term debt.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of August 9, 2019, Andrea had approximately $500,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this Quarterly Report.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U. S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019.

On July 20, 2018, after the PTO’s final written decisions, the Company informed the New York judge of the status of the PTO proceedings, and its intention to move forward with the New York Litigation regarding claims 6-9 of the Company’s U. S. Patent No. 6,363,345. Apple asked the New York judge to maintain the previously entered stay of the New York Litigation pending its appeal of the PTO holdings to the Federal Circuit. At the New York judge’s request, the parties fully briefed their competing arguments regarding whether to lift or maintain the stay and submitted those briefs to the New York judge on December 13, 2018. On August 6, 2019, the New York judge determined to maintain the stay pending the final resolution of the IPR proceedings by the Federal Court.

Andrea intends to vigorously prosecute the New York Litigation and Apple’s appeal of the IPR results to the Federal Circuit.

ITEM 1A. RISK FACTORS

Risk Factors

Our operating results are subject to significant fluctuation, period- to-period comparisons of our operating results may not necessarily be meaningful and you should not rely on them as indications of our future performance.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended June 30, 2019 were $ 565,133 compared to $ 241,109 for the three months ended June 30, 2018. Our total revenues for the six months ended June 30, 2019 were $1,002,973 compared to $517,654 for the six months ended June 30, 2018. Net loss for the three months ended June 30, 2019 was $74,235, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $ 260,062, or $0.00 loss per share on a basic and diluted basis for the three months ended June 30, 2018. Net loss for the six months ended June 30, 2019 was $271,723, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $592,697, or $0.00 loss per share on a basic and diluted basis for the six months ended June 30, 2018. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of August 9, 2019. The number of shares outstanding does not include an aggregate of 11,503,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 17% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: (a) 7,350,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; (b) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and (c) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

Exhibit 10.1	–	+*Seventh Amendment to Executive Employment Agreement, dated as of August 12, 2019, by and between Andrea Electronics Corporation and Douglas J. Andrea
Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.0	–	Section 1350 Certifications

Exhibit 101.0	–	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

+ Filed herewith
* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: August 14, 2019

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 14, 2019
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 14, 2019
Corisa L. Guiffre	Assistant Corporate Secretary