Form 10-Q
period 2019-09-30
ANDREA ELECTRONICS CORP
filed 2019-11-12
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2019, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$362,549	$486,521
Accounts receivable, net of allowance for doubtful accounts of $4,789 and $4,793, respectively	362,139	418,681
Inventories, net	287,254	213,056
Prepaid expenses and other current assets	38,345	77,593
Total current assets	1,050,287	1,195,851

Property and equipment, net	33,389	55,088
Intangible assets, net	233,680	262,819
Other assets, net	79,843	5,250
Total assets	$1,397,199	$1,519,008

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$422,057	$380,685
Accrued Series C Convertible Preferred Stock Dividends	19,168	19,168
Total current liabilities	441,225	399,853

Lease liabilities payable	21,026	-
Long-term debt	1,808,540	1,551,284
Total liabilities	2,270,791	1,951,137

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit :
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,083,708	78,069,200
Accumulated deficit	(79,647,422)	(79,191,451)

Total shareholders’ deficit	(873,592)	(432,129)

Total liabilities and shareholders’ deficit	$1,397,199	$1,519,008

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three months Ended		For the Nine months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Net product revenues	$374,024	$438,188	$1,349,153	$921,402
License and service related revenues	8,645	14,702	36,489	49,142
Total revenues	382,669	452,890	1,385,642	970,544

Cost of product revenues	100,809	149,656	392,664	265,823

Gross margin	281,860	303,234	992,978	704,721

Patent Monetization expenses	41,897	47,670	155,170	143,549

Research and development expenses	139,137	151,400	425,497	448,068

General, administrative and selling expenses	266,326	291,878	814,262	866,673

Operating loss	(165,500)	(187,714)	(401,951)	(753,569)

Interest expense, net	(18,397)	(13,158)	(52,347)	(38,137)

Loss from operations before provision for income taxes	(183,897)	(200,872)	(454,298)	(791,706)

Provision for income taxes	351	-	1,673	1,863

Net loss	$(184,248)	$(200,872)	$(455,971)	$(793,569)

Basic and diluted weighted average shares	68,104,957	67,160,062	68,104,957	65,677,212

Basic and diluted net loss per share	$(.00)	$(.00)	$(.01)	$(.01)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	13,335	-	13,335
Net loss	-	-	-	-	-	-	-	(332,635)	(332,635)
Balance, March 31, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,944,386	$(78,578,978)	$23,630
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	13,335	-	13,335
Stock option exercises	-	-	-	-	50,000	500	1,500	-	2,000
Net loss	-	-	-	-	-	-	-	(260,062)	(260,062)
Balance, June 30, 2018	33.326899	$1	907,144	$9,072	64,964,935	$649,649	$77,959,221	$(78,839,040)	$(221,097)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	12,779	-	12,779
Conversion of Series C Convertible Preferred Stock	(21.857650)	(1)	-	-	1,000,022	10,001	26,529	-	36,529
Stock option exercises	-	-	-	-	2,140,000	21,400	64,200	-	85,600
Net loss	-	-	-	-	-	-	-	(200,872)	(200,872)
Balance, September 30, 2018	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,062,729	$(79,039,912)	$(287,061)

Balance, January 1, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,069,200	$(79,191,451)	$(432,129)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836
Net loss	-	-	-	-	-	-	-	(197,488)	(197,488)
Balance, March 31, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,074,036	$(79,388,939)	$(624,781)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836
Net loss	-	-	-	-	-	-	-	(74,235)	(74,235)
Balance, June 30, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,078,872	$(79,463,174)	$(694,180)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836
Net loss	-	-	-	-	-	-	-	(184,248)	(184,248)
Balance, September 30, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,083,708	$(79,647,422)	$(873,592)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(455,971)	$(793,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,646	69,740
Stock based compensation expense	14,508	39,449
Inventory net realizable adjustment	(543)	(12,665)
Provision for income tax withholding	1,673	1,863
Right-of-use assets	33,744	-
PIK interest, net	57,256	44,787
Change in:
Accounts receivable, net	54,869	(55,858)
Inventories	(73,655)	(94,614)
Prepaid expenses and other current assets	39,248	(19,456)
Trade accounts payable and other current liabilities and lease liabilities payable	(45,939)	52,509
Net cash used in operating activities	(314,164)	(767,814)

Cash flows from investing activities:
Purchases of property and equipment	-	(13,938)
Payments for patents and trademarks	(9,808)	(45,374)
Net cash used in investing activities	(9,808)	(59,312)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	87,600
Proceeds from long-term notes	200,000	200,000
Net cash provided by financing activities	200,000	287,600

Net decrease in cash	(123,972)	(539,526)

Cash, beginning of year	486,521	1,164,057
Cash, end of period	$362,549	$624,531

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$2,122	$4,610

Non Cash Investing and Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$-	$36,529

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2018 audited consolidated financial statements.

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

The Company’s loss before provision for income taxes was $183,897 and $454,298 for the three and nine months ended September 30, 2019, of which approximately $23,000 and $75,000, respectively, represents non-cash stock based compensation, depreciation and amortization expenses. As part of the evaluation, management considered the Company’s cash balance of $362,549 and working capital of $609,062 as of September 30, 2019 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three months Ended		For the Nine months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	8,100,500	10,008,001	8,100,500	10,008,001
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	524,736	524,736	524,736	524,736
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576	3,628,576	3,628,576
Total potentially dilutive common shares	12,253,812	14,161,313	12,253,812	14,161,313

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended September 30, 2019 and December 31, 2018, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At September 30, 2019 and December 31, 2018, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Customer A	23%	*	16%	*
Customer B	21%	23%	16%	21%
Customer C	20%	52%	44%	42%
Customer D	11%	*	*	*
____________________

*	Amounts are less than 10%

As of September 30, 2019, Customers A, B, C and D accounted for approximately 20%, 22%, 44% and 10%, respectively, of accounts receivable. As of December 31, 2018, Customers A, B, C and D accounted for approximately 13%, 19%, 55% and 14%, respectively of accounts receivable.

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

	September 30, 2019	December 31, 2018
Raw materials	$21,621	$12,855
Finished goods	265,633	200,201
	$287,254	$213,056

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At September 30, 2019 and December 31, 2018, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Trade accounts payable	$56,675	$86,706
Payroll and related expenses	35,831	49,937
Operating lease liabilities	56,268	-
Patent monetization expenses	121,543	124,422
Deferred revenue	25,341	25,341
Professional and other service fees	126,399	94,279
Total trade accounts payable and other current liabilities	$422,057	$380,685

Revenue Recognition - The Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At September 30, 2019, the Company had $25,341 of deferred revenue, which are advance payments from customers, are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 8 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated interim financial statements. The Company’s evaluation was performed for the tax years ended 2016 through 2019. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the unaudited condensed consolidated interim financial statements are issued. Based upon that evaluation, the Company, except as described below, did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated interim financial statements.

In August 2019, the Board adopted the Andrea Electronics Corporation 2019 Equity Compensation Plan (“2019 Plan”), which was subsequently approved by the shareholders on October 24, 2019. The 2019 Plan authorizes the grant of certain awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s common stock to be acquired by the holders of those awards. Awards can be granted to key employees, officers, directors and consultants. No awards have been granted under the 2019 Plan.

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of September 30, 2019, there was $1,684,422 of Additional Notes principal and $124,118 PIK Interest outstanding.

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

Long-term debt

	September 30, 2019	December 31, 2018
Note Payable	$1,684,422	$1,484,422
PIK interest	124,118	66,862
Total long-term debt	1,808,540	1,551,284
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,808,540	$1,551,284

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 4.10% and 4.40% at September 30, 2019 and December 31, 2018, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the nine months ended September 30, 2019 and year ended December 31, 2018, $200,000 and $300,000, respectively, of Additional Notes were issued to AND34. As of September 30, 2019, the remaining amount of Additional Notes that could be issued was $3,900,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

Note 4. Series C Redeemable Convertible Preferred Stock

The Series C Convertible Preferred Stock had a stated value of $10,000 plus a $1,671 increase in the stated value, which sum is convertible into Andrea’s common stock at a conversion price of $0.2551. The shares of Series C Convertible Preferred Stock are subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price of $0.2551, or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series C Convertible Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series C Convertible Preferred Stock.

As of September 30, 2019, there were 11.469249 shares of Series C Convertible Preferred Stock outstanding, which were convertible into 524,736 shares of Andrea’s common stock and had remaining accrued dividends of $19,168.

Note 5. Series D Redeemable Convertible Preferred Stock

The Series D Convertible Preferred Stock is convertible into Andrea’s common stock at a conversion price of $0.25 per share. The shares of Series D Convertible Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Convertible Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Convertible Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Convertible Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Convertible Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment (as such term is defined in its certificate of amendment). This payment is to be paid in cash and is equal to the product of (i) the stated value of such shares of Series D Convertible Preferred Stock multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days that may be considered grace periods as defined by the Registration Rights Agreement).

As of September 30, 2019, there were 907,144 shares of Series D Convertible Preferred Stock outstanding which were convertible into 3,628,576 shares of Andrea’s common stock.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases

September 30, 2019
Other Assets	$74,593

Trade accounts payable and other current liabilities	$56,268
Lease liabilities payable non-current	21,026
Total operating lease liabilities	$77,294

Weighted-average remaining lease term	19 months
Weighted-average discount rate	7.4%

As of September 30, 2019, maturities of operating lease liabilities were as follows:

2019 (October 1 – December 31)	$15,357
2020	48,958
2021	11,970
2022	3,990
Total	80,275
Less: interest	(2,981)
Total Lease Payments	$77,294

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018, August 9, 2018, March 22, 2019 and August 12, 2019. The effective date of the original employment agreement was August 1, 2014 and it currently expires on January 31, 2020, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of the Executive’s most recent base salary plus a pro-rated portion of the Executive's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At September 30, 2019, the future minimum cash commitments under this agreement aggregate $72,000.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019, during which both the Company and Apple presented arguments through their attorneys. The Federal Circuit has not yet issued a decision on Apple’s appeal.

On July 20, 2018, after the PTO’s final written decisions, the Company informed the New York judge of the status of the PTO proceedings, and its intention to move forward with the New York Litigation regarding claims 6-9 of the Company’s U.S. Patent No. 6,363,345. Apple asked the New York judge to maintain the previously entered stay of the New York Litigation pending its appeal of the PTO holdings to the Federal Circuit. At the New York judge’s request, the parties fully briefed their competing arguments regarding whether to lift or maintain the stay and submitted those briefs to the New York judge on December 13, 2018. On August 6, 2019, the New York judge determined to maintain the stay pending the final resolution of the IPR proceedings by the Federal Circuit.

Andrea intends to vigorously prosecute the New York Litigation and Apple’s appeal of the IPR results to the Federal Circuit.

Note 7. Stock Plans and Stock Based Compensation

In August 2019, the Board adopted the Andrea Electronics Corporation 2019 Equity Compensation Plan (“2019 Plan”), which was subsequently approved by the shareholders on October 24, 2019. The 2019 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 10,000,000 shares of Andrea’s common stock to be acquired by the holders of those awards. Awards can be granted to key employees, officers, directors and consultants. No awards have been granted under the 2019 Plan.

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

Option activity during the nine months ended September 30, 2019 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2019	10,008,001	$0.08	$0.08	4.81 years	8,847,351	$0.08	$0.08	4.41 years
Expired	1,907,501	$0.11	$0.11
At September 30, 2019	8,100,500	$0.07	$0.07	5.05 years	6,939,850	$0.08	$0.08	4.70 years

During the three and nine months ended September 30, 2019, no options vested nor were any options exercised or forfeited. Based on the September 30, 2019 fair market value of the Company’s common stock of $0.04 per share, there is no aggregate intrinsic value for the 8,100,500 options outstanding and 6,939,850 options exercisable.

Total compensation expense recognized related to stock option awards was $4,836 and $12,779 for the three months ended September 30, 2019 and 2018, respectively. In the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2019, $4,269 of compensation expense is included in general, administrative and selling expenses and $567 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2018, $10,931 of compensation expense is included in general, administrative and selling expenses and $1,848 of compensation expense is included in research and development expenses.

Total compensation expense recognized related to stock option awards was $14,508 and $39,449 for the nine months ended September 30, 2019 and 2018, respectively. In the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019, $12,807 of compensation expense is included in general, administrative and selling expenses and $1,701 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018, $33,905 of compensation expense is included in general, administrative and selling expenses and $5,544 of compensation expense is included in research and development expenses.

As of September 30, 2019, there was $3,202 of total unrecognized compensation costs related to unvested share-based compensation arrangements granted under the 2006 Plan which is expected to be recognized in 2019.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three and nine month periods ended September 30, 2019 and 2018 and the fiscal year ended December 31, 2018.

2019 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Three Month Segment Data
Net product revenues	$-	$374,024	$374,024
Service related revenues	-	3,711	3,711
License revenues	202	4,732	4,934
Operating loss	(97,488)	(68,012)	(165,500)
Depreciation and amortization	5,657	12,887	18,544
Assets	323,227	1,073,972	1,397,199
Total long lived assets	126,138	140,931	267,069
Payments for patents and trademarks	2,425	2,425	4,850

2018 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Three Month Segment Data
Net product revenues	$-	$438,188	$438,188
Service related revenues	-	9,600	9,600
License revenues	345	4,757	5,102
Operating loss	(110,444)	(77,270)	(187,714)
Depreciation and amortization	8,500	14,582	23,082
Purchases of property and equipment	-	13,938	13,938
Payments for patents and trademarks	9,812	9,812	19,624

December 31, 2018 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Year End Segment Data
Assets	$287,206	$1,231,802	$1,519,008
Total long lived assets	131,410	186,497	317,907

2019 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Nine Month Segment Data
Net product revenues	$-	$1,349,153	$1,349,153
Service related revenues	-	17,271	17,271
License revenues	739	18,479	19,218
Operating loss	(314,939)	(87,012)	(401,951)
Depreciation and amortization	19,476	41,170	60,646
Payments for patents and trademarks	4,904	4,904	9,808

2018 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2018 Nine Month Segment Data
Net product revenues	$-	$921,402	$921,402
Service related revenues	-	23,538	23,538
License revenues	984	24,620	25,604
Operating loss	(334,727)	(418,842)	(753,569)
Depreciation and amortization	23,692	46,048	69,740
Purchases of property and equipment	-	13,938	13,938
Payments for patents and trademarks	22,687	22,687	45,374

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2019 and 2018 total revenues by geographic area were as follows:

Geographic Data	September 30, 2019	September 30, 2018
Total revenues:
United States	$237,031	$359,798
Foreign(1)	145,638	93,092
	$382,669	$452,890
____________________

(1)	Net revenues to People’s Republic of China represented 15% of total net revenues for the three months ended September 30, 2019. Net revenues to any one foreign country did not exceed 10% for the three months ended September 30, 2018.

For the nine-month periods ended September 30, 2019 and 2018 total revenues by geographic area were as follows:

Geographic Data	September 30, 2019	September 30, 2018
Total revenues:
United States	$1,038,082	$711,772
Foreign(1)	347,560	258,772
	$1,385,642	$970,544
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the nine months ended September 30, 2019. Net revenues to People’s Republic of China represented 10% of total net revenues for the nine months ended September 30, 2018.

As of September 30, 2019 and December 31, 2018, accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2019	December 31, 2018
Accounts receivable:
United States	$222,152	$293,978
Foreign	139,987	124,703
	$362,139	$418,681

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

Results Of Operations

Three and Nine Months ended September 30, 2019 compared to the Three and Nine Months ended September 30, 2018

Total Revenues
	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
Patent Monetization revenues
License revenues	$202	$345	(41)	$739	$984	(25)
Total Patent Monetization revenues	202	345	(41)	739	984	(25)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	30,858	186,385	(83)	541,556	293,713	84	(a)
Revenue from OEM array microphone products	252,584	186,343	36	610,456	500,094	22	(b)
Revenue from customized digital products	42,864	30,140	42	118,762	63,431	87	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	47,718	35,320	35	78,379	64,164	22	(d)
License and service related revenues	8,443	14,357	(41)	35,750	48,158	(26)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	382,467	452,545	(16)	1,384,903	969,560	43

Total revenues	$382,669	$452,890	(16)	$1,385,642	$970,544	43
____________________

(a)	The approximate $156,000 decrease in revenues from automotive array microphone products for the three months ended September 30, 2019, as compared to the same period in 2018, is the result of timing of sales to integrators of public safety and mass transit vehicle solutions. The approximate $248,000 increase in revenues of automotive array microphone products for the nine months ended September 30, 2019, as compared to the same period in 2018, is the result of increased demand from integrators of public safety and mass transit vehicle solutions.

(b)	The approximate $66,000 and $110,000 increase in revenues from OEM array microphone products for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, is primarily the result of timing of sales to integrators of commercial product audio solutions.

(c)	The increases of approximately $13,000 and $55,000 in customized digital products revenue for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, is related to the timing of purchases from an OEM customer for a customized digital product.

(d)	The approximate $12,000 and $14,000 increase in revenues of all other Andrea DSP Microphone and Audio Software Products for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, is primarily the result of revenues from new customers for new audio solutions.

(e)	The approximate $6,000 decrease in license and service related revenues for the three months ended September 30, 2019 as compared to same period in 2018, is a result of decreases in service related revenue. The approximate $12,000 decrease in license and service related revenues is a result of decreases of royalties and service related revenues for the nine months ended September 30, 2019 as compared to the same period in 2018.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended September 30, 2019 and 2018 was 26% and 33%, respectively. Cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2019 and 2018 was 28% and 27%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of $202 and $739 for the three and nine months ended September 30, 2019 nor cost of product revenues associated with the Patent Monetization revenues of $345 and $984, for the three and nine months ended September 30, 2018. The cost of product revenues as a percentage of total revenues for the three months ended September 30, 2019 for Andrea DSP Microphone and Audio Software Products was 28% compared to 27% for the three months ended September 30, 2018. The cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2019 for Andrea DSP Microphone and Audio Software Products was 26% compared to 33% for the nine months ended September 30, 2018. These changes are primarily the result of the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended September 30, 2019 decreased 12% to $41,897 from $47,670 for the three months ended September 30, 2018. Patent monetization expenses for the nine months ended September 30, 2019 increased 8% to $155,170 from $143,549 for the nine months ended September 30, 2018. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings. The changes in Patent Monetization expenses for the three and nine months ended September 30, 2019 are mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 decreased 8% to $139,137 from $151,400 for the three months ended September 30, 2018. Research and development expenses for the nine months ended September 30, 2019 decreased 5% to $425,497 from $448,068 for the nine months ended September 30, 2018. The expenses primarily relate to costs associated with the development of new products. For the three months ended September 30, 2019, the decrease in research and development expenses reflects a 33% decrease in our Patent Monetization efforts to $5,657, or 4% of total research and development expenses, and a 7% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $133,480, or 96% of total research and development expenses. For the nine months ended September 30, 2019, the decrease in research and development expenses reflects an 18% decrease in our Patent Monetization efforts to $19,476, or 5% of total research and development expenses, and a 4% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $406,021, or 95% of total research and development expenses. The changes in our Patent Monetization efforts represent intangible asset amortization expense while the changes in our Andrea DSP Microphone and Audio Software Technology efforts reflect expenses related to our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 9% to $266,326 for the three months ended September 30, 2019 from $291,878 for the three months ended September 30, 2018. For the three months ended September 30, 2019, general, administrative and selling expenses related to our Patent Monetization efforts were $50,136, or 19% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $216,190, or 81% of total general, administrative and selling expenses. General, administrative and selling expenses decreased approximately 6% to $814,262 for the nine months ended September 30, 2019 from $866,673 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, general, administrative and selling expenses related to our Patent Monetization efforts were $141,032, or 17% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $673,230, or 83% of total general, administrative and selling expenses. These small decreases relate to changes in regular operating expenses.

Interest expense, net

Interest expense, net for the three months ended September 30, 2019 was $18,397 compared to $13,158 for the three months ended September 30, 2018. Interest expense, net for the nine months ended September 30, 2019 was $52,347 compared to $38,137 for the nine months ended September 30, 2018. The change in this line item was attributable to an increase in interest expense because of a higher amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2019 was $351 compared to no tax provision for the three months ended September 30, 2018. The income tax provision for the nine months ended September 30, 2019 was $1,673 compared to $1,863 for the nine months ended September 30, 2018. The provision for the three and nine months ended September 30, 2019 and 2018 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended September 30, 2019 was $184,248 compared to a net loss of $200,872 for the three months ended September 30, 2018. Net loss for the nine months ended September 30, 2019 was $455,971 compared to a net loss of $793,569 for the nine months ended September 30, 2018. The net loss for the three and nine months ended September 30, 2019 and 2018, respectively, principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2019, we had cash of $362,549 compared with $486,521 at December 31, 2018. The decrease in our cash balance at September 30, 2019 was primarily a result of cash used in operating activities.

Our working capital balance at September 30, 2019 was $609,062 compared to working capital of $795,998 at December 31, 2018. The decrease in working capital reflects a decrease in total current assets of $145,564 and an increase in total current liabilities of $41,372. The decrease in total current assets of $145,564 reflects a decrease in cash of $123,972, a decrease in accounts receivable of $56,542, a decrease in prepaid expenses and other current assets of $39,248 offset in part by an increase in inventories of $74,198. The increase in total current liabilities of $41,372 reflects an increase in trade accounts payable and other current liabilities.

The decrease in cash of $123,972 reflects $314,164 of net cash used in operating activities, $9,808 of net cash used in investing activities and $200,000 of net cash provided by financing activities.

The cash used in operating activities of $314,164, excluding non-cash charges for the nine months ended September 30, 2019, was attributable to a $54,869 decrease in accounts receivable, a $73,655 increase in inventories, a $39,248 decrease in prepaid expenses and other current assets and a $45,939 increase in trade accounts payable and other current liabilities and lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $9,808 reflects an increase in patents and trademarks. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $200,000, reflects long-term debt.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of November 8, 2019, Andrea had approximately $400,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019, during which both the Company and Apple presented arguments through their attorneys. The Federal Circuit has not yet issued a decision on Apple’s appeal.

On July 20, 2018, after the PTO’s final written decisions, the Company informed the New York judge of the status of the PTO proceedings, and its intention to move forward with the New York Litigation regarding claims 6-9 of the Company’s U.S. Patent No. 6,363,345. Apple asked the New York judge to maintain the previously entered stay of the New York Litigation pending its appeal of the PTO holdings to the Federal Circuit. At the New York judge’s request, the parties fully briefed their competing arguments regarding whether to lift or maintain the stay and submitted those briefs to the New York judge on December 13, 2018. On August 6, 2019, the New York judge determined to maintain the stay pending the final resolution of the IPR proceedings by the Federal Circuit.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended September 30, 2019 were $382,669 compared to $452,890 for the three months ended September 30, 2018. Our total revenues for the nine months ended September 30, 2019 were $1,385,642 compared to $970,544 for the nine months ended September 30, 2018. Net loss for the three months ended September 30, 2019 was $184,248, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $200,872, or $0.00 loss per share on a basic and diluted basis for the three months ended September 30, 2018. Net loss for the nine months ended September 30, 2019 was $455,971, or $0.01 loss per share on a basic and diluted basis, compared to a net loss of $793,569, or $0.01 loss per share on a basic and diluted basis for the nine months ended September 30, 2018. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of November 8, 2019. The number of shares outstanding does not include an aggregate of 22,253,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 33% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: (a) 8,100,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; (b) 10,000,000 shares reserved for future grants under our 2019 Plan; (c) 524,736 shares of common stock that are issuable upon conversion of the Series C Convertible Preferred Stock; and (d) 3,628,576 shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits
	Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	Exhibit 32.0 –	Section 1350 Certifications
Exhibit 101.0 –	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: November 12, 2019

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 12, 2019
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 12, 2019
Corisa L. Guiffre	Assistant Corporate Secretary