Form 10-K
period 2019-12-31
ANDREA ELECTRONICS CORP
filed 2020-03-30
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

(Title of class)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,882,993 based upon the closing price of $0.05 per share as quoted on the OTC Bulletin Board on June 29, 2019.

The number of shares outstanding of the registrant’s Common Stock as of March 23, 2020, was 68,104,957.

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

We are currently marketing our far-field technologies at Original Equipment Manufacturers (“OEMs”) that have new sophisticated voice applications that require new digital microphone performance. Our far-field, digital noise canceling technologies and related products comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2019 and 2018 were approximately 100% of our total revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that voice interface products will increasingly require high performance, untethered (hands-free and headset-free) microphone technology.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we entered into a Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”), which was effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents. Under the terms of the Revenue Sharing Agreement with AND34, Andrea issued and sold to AND34 Notes which were repaid as of December 31, 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,00. The Additional Notes have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization.

As of December 31, 2019, there was $1,827,509 in Additional Notes and PIK interest outstanding. Total revenues from this segment during the years ended December 31, 2019 and 2018 were minimal representing less than 1% of our total revenues.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates ranging from 2020 to 2029. We also have other patent applications currently pending; however, we cannot assure you that patents will be issued with respect to these currently pending or future applications which we may file, nor can we assure you that the strength or scope of our existing patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2019 and 2018, total research and development expenses were $568,799 and $601,349, respectively. For fiscal 2020, we currently expect research and development expenses to remain at approximately the same level when compared to 2019. However, no assurance can be given that our research and development efforts will succeed. See Part II “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Production Operations

In 2019 and 2018, all of our assembly operations were performed with subcontractors in Asia or in the United States. Most of the components for the Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure you that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

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

Employees

At December 31, 2019, we had nine employees, of whom one was engaged in production and related operations, three were engaged in research and development, and five were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize ten independent consultants (three are sales representatives, two are engaged for administration purposes and five are engaged in research and development activities).

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

Under the Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then will be allocated to AND34 and the Company in accordance with certain predetermined percentages. During the years ended December 31, 2019 and 2018, $200,000 and $300,000, respectively, of notes payable were issued to AND34. At December 31, 2019, there was $1,827,509 of accrued and unpaid interest and related outstanding principal notes issued to AND34. The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Revenue Sharing Agreement and the Rider, AND34 may proceed to protect and enforce its rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Revenue Sharing Agreement, the Rider or ancillary documents including the notes.

Andrea is limited in its ability to get traditional funding.

The terms of the Revenue Sharing Agreement currently expressly prohibit the Company from incurring any other indebtedness in connection with the patents covered by the Revenue Sharing Agreement and collateral outside of the patents covered by the Revenue Sharing Agreement, barring certain exceptions including: that the Company may incur indebtedness not secured by the Revenue Sharing Agreement patents if both (i) the new holder of such indebtedness acknowledges in writing the rights of the purchasers in the Revenue Sharing Agreement and (ii) the purchasers in the Revenue Sharing Agreement are granted a right of first refusal to provide such indebtedness. Such restrictions contained in the Revenue Sharing Agreement terminate on June 30, 2020 and will no longer prohibit the Company from incurring additional indebtedness. However, in order to incur third party indebtedness, the Company would need to offer some form of collateral and currently much of the Company’s intellectual property is serving as collateral in connection with the Revenue Sharing Agreement. In addition, the conversion price adjustment provisions of the Company’s Series C and Series D Convertible Preferred Stock, and the current low quotation price of the Company’s common stock on the OTCQB limit our ability to get traditional funding.

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

We cannot assure you that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the years ended December 31, 2019 and 2018 were approximately $1,900,000 and $1,500,000, respectively. Net loss for the year ended December 31, 2019 was approximately $549,000, or $0.01 net loss per share on a basic and diluted basis, versus net loss of approximately $945,000, or $0.01 net loss per share on a basic and diluted basis, for the year ended December 31, 2018. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price; Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of March 23, 2020. The number of shares outstanding does not include an aggregate of 22,253,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 33% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 8,100,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 10,000,000 shares reserved for future grants under our 2019 Plan; c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 23, 2020, we had 11.469249 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding, respectively. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 4,153,312 shares, which is equal to approximately 6% of the 68,104,957 outstanding shares.

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

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified.

The outbreak and any preventative or protective actions that we, our customers or any of our third party manufacturers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our businesses could be disrupted, and our ongoing and future revenues could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2019 and 2018, total revenues from sales to customers outside the United States accounted for approximately 25% and 24%, respectively, of our total revenues. International sales and operations are subject to a number of risks, including:

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019, during which both the Company and Apple presented arguments through their attorneys. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings.

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

Andrea intends to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 23, 2020, there were approximately 301 holders of record of Andrea’s Common Stock.

No cash dividends were paid on Andrea’s Common Stock in 2019 or 2018.

During the three months ended December 31, 2019, the Company did not repurchase any of its common stock.

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

Revenue Recognition – On January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU No. 2014-09”), which is described below in Recent Accounting Pronouncements. In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

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

Accounts Receivable – We are required to estimate the collectability of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2019 and 2018, our allowance for doubtful accounts was $4,789 and $4,793, respectively.

Inventories – We are required to state our inventories at net realizable value. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical total revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. We have inventories of $210,161 and $213,056 at December 31, 2019 and 2018, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2019 and 2018.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2019 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, our ability to enforce our patents, changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects. Additional factors are discussed in Part I, “Item 1A – Risk Factors” of this Form 10-K.

Results Of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Total Revenues

	For the Year Ended December 31,		%
	2019	2018	Change
Patent Monetization revenues
License revenues	$950	$1,241	(23)
Total Patent Monetization revenues	950	1,241

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	670,236	480,555	39	(a)
Revenue from OEM array microphone products	897,718	685,203	31	(b)
Revenue from customized digital product	125,782	135,812	(7)	(c)
All other Andrea DSP Microphone and Audio Software Product revenues	158,586	89,765	77	(d)
License revenues and service related revenues	41,968	71,958	(42)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	1,894,290	1,463,293	30
Total revenues	$1,895,240	$1,464,534	29
____________________

(a)	The increase of approximately $190,000 for the year ended December 31, 2019, as compared to the same period in 2018, in revenues of automotive array microphone products is primarily the result of timing of sales to integrators of public safety and mass transit vehicle solutions.

(b)	The increase of approximately $213,000 for the year ended December 31, 2019, as compared to the same period in 2018, in revenues of OEM array microphone products is primarily the result of increased product revenues from integrators of commercial product audio solutions.

(c)	The decrease of approximately $10,000 for the year ended December 31, 2019, as compared to the same period in 2018, in customized digital product revenues is related to the timing of purchases from an OEM customer.

(d)	The increase of approximately $69,000 for the year ended December 31, 2019, as compared to the same period in 2018, in all other Andrea DSP Microphone and Audio Software product revenues is primarily the result of new customers for new audio solutions.

(e)	The decrease of approximately $30,000 for the year ended December 31, 2019, as compared to the same period in 2018, is primarily the result of decreased royalties reported as a result of a decrease in sales of PC models which feature our technology coupled with a decrease in service related revenue.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the year ended December 31, 2019 decreased to 28% from 30% for the year ended December 31, 2018. There was no cost of revenues associated with the Patent Monetization revenues of $950 and $1,241 for the years ended December 31, 2019 and 2018, respectively. The cost of revenues as a percentage of total revenue for the year ended December 31, 2019 for Andrea DSP Microphone and Audio Software Products was 28% compared to 30% for the year ended December 31, 2018. These changes are primarily the result of the changes in the product mix of revenues as described under “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the year ended December 31, 2019 increased by 27% to $194,215 from $152,622 for the year ended December 31, 2018, primarily as a result of timing of legal services incurred to pursue patent monetization. These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part I, “Item 3 – Legal Proceedings” of this Form 10-K. Such patent monetization is a key component of our business strategy.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019 decreased by 5% to $568,799 from $601,349 for the year ended December 31, 2018. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2019, research and development expenses reflected a 29% decrease in our Patent Monetization efforts to $24,220 or 4% of total research and development expenses, and a 4% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $544,579, or 96% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased by approximately 8% to $1,070,654 for the year ended December 31, 2019 from $1,167,002 for the year ended December 31, 2018. For the year ended December 31, 2019, there was a 14% decrease in our Patent Monetization efforts to $179,715, or 17% of total general, administrative and selling expenses and a 7% decrease in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology efforts to $890,939, or 83% of total general, administrative and selling expenses. The overall 8% decrease of approximately $96,000 is primarily related to decreased stock based compensation expense and salary reductions taken by executive management in January 2018.

Interest expense, net

Interest expense, net for the year ended December 31, 2019 was $70,133, compared to interest expense, net of $52,360 for the year ended December 31, 2018. The increase in this line item is attributable to an increase of interest expense related to long-term debt in conjunction with the Revenue Sharing Agreement.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2019 was $1,805, compared to $2,563 for the year ended December 31, 2018. The provision for income taxes for the year ended December 31, 2019 and 2018 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues of approximately $9,000 and $13,000 for the year ending December 31, 2019 and 2018, respectively, are earned.

Net loss

Net loss for the year ended December 31, 2019 was $548,566 compared to a net loss of $945,108 for the year ended December 31, 2018. The net loss for the year ended December 31, 2019 principally reflects the factors described above.

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

Liquidity And Capital Resources

At December 31, 2019, we had cash of $335,790 compared to $486,521 at December 31, 2018. The decrease in our cash balance at December 31, 2019 is primarily a result of cash used in operations offset in part by the proceeds of the Additional Notes received in connection with the Revenue Sharing Agreement.

Our working capital balance at December 31, 2019 was $556,850 compared to working capital of $795,998 at December 31, 2018. The decrease in working capital reflects a decrease in total current assets of $229,275 and an increase in total current liabilities of $9,873. The decrease in total current assets reflects a decrease in cash of $150,731, a decrease in accounts receivable of $40,502, a decrease in inventories of $2,895 and a decrease in prepaid expenses and other current assets of $35,147. The increase in total current liabilities reflects an increase in trade accounts payable and other current liabilities of $9,873.

The decrease in cash of $150,731 reflects $333,994 of net cash used in operating activities, $16,737 of net cash used in investing activities, partially offset by $200,000 of net cash provided by financing activities.

The cash used in operating activities of $333,994, excluding non-cash charges, is primarily attributable to the $548,566 net loss for the year ended December 31, 2019, a $38,697 decrease in accounts receivable, a $14,083 increase in inventories, a $35,147 decrease in prepaid expenses, other current assets and other assets, and a $83,243 increase in trade accounts payable and other current liabilities. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s operations.

The cash used in investing activities of $16,737 reflects an increase in patents and trademarks for capital expenditures associated with our intellectual property.

The cash provided by financing activities of $200,000 reflects net proceeds from long-term debt.

We plan to improve our cash flows in 2020 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software to result in increased licensing arrangements, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products, as well as our increased efforts toward our sales and marketing efforts. As of March 23, 2020, Andrea had approximately $380,000 of cash deposits. We cannot assure you that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Market Risk

Historically, our principal source of financing activities had been the issuance of convertible preferred stock with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions entered into by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. For the year ended December 31, 2019, total revenue from sales to customers outside the United States accounted for approximately 25% of our total revenue. The foregoing could materially adversely affect our business, financial condition and results of operations.

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

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 4, 2020, the Company amended the employment agreement, dated August 1, 2014, with Douglas J. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company (the “Amended Agreement”). The original agreement, as amended, was scheduled to terminate on January 31, 2020. The Amended Agreement extended this date until July 31, 2020. Pursuant to the Amended Agreement, Mr. Andrea will receive an annual base salary of $216,000.

If a change in control occurs during the term of the Amended Agreement and subsequent termination of Mr. Andrea’s employment within twelve months thereafter, Mr. Andrea will be entitled to a severance payment equal to twelve months of Mr. Andrea's most recent Base Salary plus a pro-rated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options.

Under the Amended Agreement, in the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus two months pro-rated portion of Mr. Andrea's most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017, and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months.

The foregoing summary of the Amended Agreement is not complete and is qualified in its entirety by reference to the complete text of such amendment, which is filed as Exhibit 10.10 to this Form 10-K and which is incorporated herein by reference in its entirety.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and their ages are as of December 31, 2019. Based on their respective experiences, qualifications, attributes and skills set forth below, the board of directors determined that each current director should serve as a director.

Douglas J. Andrea, age 57, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Mr. Andrea’s extensive experience in the software and communications industry affords the Board valuable insight regarding the business and operation of the Company. In addition, Mr. Andrea’s extensive background in corporate management provides him a unique and broad-based decision-making capability for the Company. Mr. Andrea has held various positions within the Company, which has given him knowledge of all aspects of the Company’s business and history and positions him well to continue to serve as a member of the Board.

Gary A. Jones, age 74, has been a Director of the Company since April 1996. He has served as President of Digital Technologies, Inc. since 1994 and was Chief Engineer at Allied Signal Ocean Systems from 1987 to 1994. From March 1998 to December 2000, Mr. Jones was the Managing Director of Andrea Digital Technologies, Inc., a wholly-owned subsidiary of Andrea Electronics Corporation.

Mr. Jones’s extensive experience in the software and communications industry affords the Board valuable insight regarding the business and operation of the Company. In addition, Mr. Jones was the Managing Director of a wholly-owned subsidiary of Andrea Electronics, which has given him knowledge of all aspects of the Company’s business and history and positions him well to continue to serve as a member of the Board.

Louis Libin, age 61, has been a Director of the Company since February 2002. Mr. Libin is Vice President of Spectrum Policy and Strategy for One Media and Sinclair Broadcast Group (SBGI). Since 1996, he has been the President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Mr. Libin has been an executive director of the Advanced Television Broadcasting Alliance (the “ATBA”) since January 2014. The ATBA is an organization comprised of hundreds of low-power television (“LPTV”) broadcasters, owners and operators of translators, and allied industry organizations and companies. Mr. Libin also served as the Senior Director for advanced technology for Sinclair Broadcast Group from 2015 to 2018. Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 69, has been a Director of the Company since September 2003. Since 2019, Mr. Migliozzi serves as Vice President of Finance and Chief Financial Officer of Eastern Alloys, Inc., a company that formulates metal alloys primarily from zinc and aluminum. From 2008 to 2019, Mr. Migliozzi served as the Executive Vice President of Ionian Management Inc., a petroleum shipping, trading and distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice, from 2005 to 2008. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Turtle Beach Systems. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 63, has been a Director of the Company since 2003. He currently is Senior Vice President of Networks Sales for Sinclair Broadcast, one of the largest owner of television stations in the country, and served in such positon since January 2014. Previously, he was the Senior Director of Advanced Advertising from 2010 to 2013, heading the group for Viamedia, a cable television advertising representation company that represents many cable providers including, but not limited to, Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 47, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officer whose total compensation was over $100,000 during the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus	Total
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary	2019	$216,000	$-	$216,000
	2018	216,000	-	216,000

Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary	2019	$170,000	$-	$170,000
	2018	136,000	50,000	186,000

Outstanding Equity Awards at December 31, 2019

The following table provides information concerning outstanding unexercised options as of December 31, 2019 for each named executive officer. Neither of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2019.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date
Douglas J. Andrea	1,000,000	-	$0.13	8-01-2020
	500,000	-	$0.10	9-02-2024
	500,000	-	$0.06	8-07-2025
	1,400,000	-	$0.05	11-16-2026
Corisa L. Guiffre	250,000	-	$0.08	9-22-2020
	350,000	-	$0.08	10-21-2024
	400,000	-	$0.05	11-16-2026

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018, August 9, 2018, March 22, 2019, August 12, 2019 and February 4, 2020. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2020, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At December 31, 2019, the future minimum cash commitments under this agreement aggregate $126,000.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2019 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards	Total
Gary A Jones	$6,250	$-	$6,250
Louis Libin	6,750	-	6,750
Joseph J. Migliozzi	8,250	-	8,250
Jonathan D. Spaet	6,750	-	6,750

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2019. Employee directors do not receive any retainers or fees for their services on the Board of Directors.

Annual Retainer	$3,500
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 23, 2020, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)	Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Douglas J. Andrea	2,223,576	3,400,000	7.9%
Corisa L. Guiffre	102,750	1,000,000	1.6%
Gary A. Jones	437,472	400,000	1.2%
Louis Libin	352,149	500,000	1.2%
Joseph J. Migliozzi	1,066,261	537,500	2.3%
Jonathan D. Spaet	29,261	400,000	*
Current directors and executive officers as a group (6 persons)	4,211,469	6,237,500	14.1%

____________________

*	Less than 1%
(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 23, 2020, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

The following table sets forth certain information as of March 23, 2020, with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)		Percent of Common Stock and Common Stock Equivalents Outstanding (2)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	-		5,722,159	(3)	7.8%
Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000	(4)	-		7.9%
____________________

(1)	The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.

(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital Anstalt (“Alpha Capital’) is not known as of March 23, 2020. As of March 23, 2020, Alpha Capital has 2,086,809 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above for limitations on the conversion of such common stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2019, for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,100,500	$0.07	10,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	8,100,500	$0.07	10,000,000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2019 and 2018 by Marcum LLP:

	2019	2018
Audit Fees	$109,500	$107,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2019, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets—at December 31, 2019 and 2018

●	Consolidated Statements of Operations—Years Ended December 31, 2019 and 2018

●	Consolidated Statements of Shareholders’ (Deficit) Equity —Years Ended December 31, 2019 and 2018

●	Consolidated Statements of Cash Flows—Years ended December 31, 2019 and 2018

●	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3) Exhibits

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of March 27, 2015, by and between Andrea Communications LLC and Andrea Electronics Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed April 2, 2015)

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, dated May 7, 1999 (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)

3.5	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)

3.6	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, dated September 28, 2000 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)

3.7	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)

3.8	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)

3.9	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)

3.10	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

3.11	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

4.1	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)

10.1	Exchange and Termination Agreement, dated as of February 11, 2004, by and among the Company and HFTP Investment L.L.C (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.2	Acknowledgement and Waiver Agreement, dated as of February 11, 2004, by the Company and the investors listed in such agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 8-K filed February 17, 2004)

10.3	Securities Purchase Agreement, dated February 20, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.4	Registration Rights Agreement, dated February 23, 2004, by and among the Company and the investors listed in such agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)

10.5	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)

10.6	*Amended and Restated Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.7	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K filed on March 16, 2010)

10.8	* 2019 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on September 18, 2019)

10.9	*Employment Agreement, dated as of August 1, 2014 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 8, 2014)

10.10	+ * Eighth Amendment to Executive Employment Agreement, dated as of February 4, 2020, by and between Andrea Electronics Corporation and Douglas J. Andrea

10.11	**Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)

Exhibit
Number	Description
10.12	**Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)

10.13	Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2016)

10.14	First Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of October 24, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on May 15, 2019)

10.15	Second Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of May 10, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on May 15, 2019)

14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)

21.0	+Subsidiaries of Registrant

23.1	+Consent of Independent Registered Public Accounting Firm

31.0	+Rule 13a-14(a)/15d – 14(a) Certifications

32.0	+Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL:
(i)	the Consolidated Balance Sheets;
(ii)	the Consolidated Statements of Operations;
(iii)	the Consolidated Statements of Shareholders’ Equity;
(iv)	the Consolidated Statements of Cash Flows; and
(v)	the Notes to the Consolidated Financial Statements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Marcum LLP
Melville, NY
March 30, 2020

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$335,790	$486,521
Accounts receivable, net of allowance for doubtful accounts of $4,789 and $4,793, respectively	378,179	418,681
Inventories	210,161	213,056
Prepaid expenses and other current assets	42,446	77,593
Total current assets	966,576	1,195,851

Property and equipment, net	26,160	55,088
Intangible assets, net	231,123	262,819
Other assets, net	65,612	5,250
Total assets	$1,289,471	$1,519,008

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

Current liabilities:
Trade accounts payable and other current liabilities	$390,558	$380,685
Accrued Series C Preferred Stock Dividends	19,168	19,168
Total current liabilities	409,726	399,853

Lease liabilities payable	15,221	-
Long-term debt	1,827,509	1,551,284
Total liabilities	2,252,456	1,951,137

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies:

Shareholders’ (deficit):
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.47; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; 68,104,957 issued and outstanding	681,050	681,050
Additional paid-in capital	78,086,910	78,069,200
Accumulated deficit	(79,740,017)	(79,191,451)

Total shareholders’ (deficit)	(962,985)	(432,129)

Total liabilities and shareholders’ (deficit)	$1,289,471	$1,519,008

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenues
Net product revenues	$1,852,322	$1,391,335
License revenues and service related revenues	42,918	73,199
Total revenues	1,895,240	1,464,534

Cost of revenues	538,200	433,746

Gross margin	1,357,040	1,030,788

Patent Monetization Expenses	194,215	152,622

Research and development expenses	568,799	601,349

General, administrative and selling expenses	1,070,654	1,167,002

Operating loss	(476,628)	(890,185)

Interest expense, net	(70,133)	(52,360)

Loss from operations before provision for income taxes	(546,761)	(942,545)

Provision for income taxes	1,805	2,563

Net loss	$(548,566)	$(945,108)

Basic and diluted weighted average shares	68,104,957	66,289,137

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance, January 1, 2018	33.326899	$1	907,144	$9,072	64,914,935	$649,149	$77,931,051	$(78,246,343)	$342,930

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	45,920	-	45,920

Stock option exercises	-	-	-	-	2,190,000	21,900	65,700	-	87,600

Conversion of Series C Convertible Preferred Stock	(21.857650)	(1)	-	-	1,000,022	10,001	26,529	-	36,529

Net loss	-	-	-	-	-	-	-	(945,108)	(945,108)

Balance, December 31, 2018	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,069,200	$(79,191,451)	$(432,129)

Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	17,710	-	17,710

Net loss	-	-	-	-	-	-	-	(548,566)	(548,566)

Balance, December 31, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,740,017)	$(962,985)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2019	2018
Net loss	$(548,566)	$(945,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,361	98,050
Stock based compensation	17,710	45,920
Inventory net realizable adjustment	16,978	(13,489)
Provision for income tax withholding	1,805	2,563
Right-of-use assets	47,974	-
PIK interest, net	76,226	61,320
Change in:
Accounts receivable	38,697	(160,298)
Inventories	(14,083)	(63,118)
Prepaid expenses, other current assets and other assets	35,147	(33,119)
Trade accounts payable and other current liabilities and lease liability payable	(83,243)	13,359
Net cash used in operating activities	(333,994)	(993,920)

Cash flows from investing activities:
Purchases of property and equipment	-	(24,309)
Purchases of patents and trademarks	(16,737)	(46,907)
Net cash used in investing activities	(16,737)	(71,216)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	87,600
Proceeds from long-term debt	200,000	300,000
Net cash provided by financing activities	200,000	387,600

Net decrease in cash	(150,731)	(677,536)

Cash, beginning of year	486,521	1,164,057
Cash, end of year	$335,790	$486,521

Supplemental disclosures of cash flow information:
Cash paid for:
Income Taxes	$2,473	$4,610

Non Cash Financing Activity:
Conversion of Series C Convertible Preferred Stock and related dividends into common stock	$-	$36,529

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

ASC 205-40, “Presentation of Financial statements-Going Concern,” requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the evaluation, management believes that there is not substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance.

The Company’s loss before income taxes was approximately $547,000 for the year ended December 31, 2019, of which $95,000 represents non-cash stock based compensation, depreciation and amortization expenses. As part of the evaluation, management considered the Company’s cash balance of $335,790 and its positive working capital of $556,850 as of December 31, 2019 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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
DECEMBER 31, 2019

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	December 31,
	2019	2018
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 12)	8,100,500	10,008,001
Series C Convertible Preferred Stock and related accrued dividends (Note 8)	524,736	524,736
Series D Convertible Preferred Stock (Note 9)	3,628,576	3,628,576

Total potentially dilutive common shares	12,253,812	14,161,313

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At times during the years ended December 31, 2019 and 2018, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2019, the Company’s cash was held at four financial institutions.

Concentration of Risk

The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	December 31,
	2019	2018
Customer A	40%	44%
Customer B	18%	*
Customer C	18%	20%
Customer D	*	11%
____________________

*	Amounts are less than 10%

As of December 31, 2019, Customers A, B and C accounted for approximately 39%, 31% and 17%, respectively, of accounts receivable. As of December 31, 2018, Customers A, C and D accounted for approximately 55%, 14% and 19%, respectively, of accounts receivable.

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
DECEMBER 31, 2019

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with ASC 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2019 and 2018.

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

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At December 31, 2019, the Company did not have any deferred revenue. See Note 13 for additional description of the Company’s reportable business segments and the revenue reported in each segment.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2015 through 2019. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Stock-Based Compensation

At December 31, 2019, Andrea had one stock-based employee compensation plan, which is described more fully in Note 12. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

All media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2019 and 2018 were approximately $12,000 and $17,000, respectively and are included in general, administrative and selling expenses.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2019 and 2018, the carrying value of all financial instruments approximated fair value.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right of use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The adoption of this standard did not have a material effect on the Company’s financial statements. See Note 11 for additional lease related disclosure.

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,
	2019	2018
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	963,707	946,970
	9,531,155	9,514,418
Less: accumulated amortization	(9,300,032)	(9,251,599)
	$231,123	$262,819

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The changes in the carrying amount of intangible assets during the years ended December 31, 2019 and 2018 were as follows:

Balance as of January 1, 2018	$284,408
Additions during the period	46,907
Amortization	(68,496)
Balance as of December 31, 2018	262,819
Additions during the period	16,737
Amortization	(48,433)
Balance as of December 31, 2019	$231,123

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2019 and 2018, Andrea concluded that there were no long-lived assets that were required to be tested for recoverability.

Amortization expense was $48,433 and $68,496 for the years ended December 31, 2019 and 2018, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $36,000, $27,000, $26,000, $24,000 and $24,000, respectively.

4. INVENTORIES

Inventories consisted of the following:

	December 31,
	2019	2018
Raw materials	$22,254	$12,855
Finished goods	187,907	200,201
	$210,161	$213,056

5. PROPERTY AND EQUIPMENT, net

Property and equipment, net, consisted of the following:

	December 31,
	2019	2018
Information Technology Equipment	$274,735	$274,735
Furniture and fixtures	87,958	87,958
Tools, molds and testing equipment	212,366	212,366
	575,059	575,059
Less: accumulated depreciation and amortization	(548,899)	(519,971)
	$26,160	$55,088

Depreciation and amortization of property and equipment was $28,928 and $29,554 for the years ended December 31, 2019 and 2018, respectively.

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT, AND LONG-TERM DEBT

Revenue Sharing and Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2019, there was $1,684,422 of Additional Notes principal and $143,087 PIK Interest outstanding.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Long-term debt

	December 31,
	2019	2018
Note Payable	$1,684,422	$1,484,422
PIK interest	143,087	66,862
Total long-term debt	1,827,509	1,551,284
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,827,509	$1,551,284

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 4.10% and 4.40% at December 31, 2019 and 2018, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company or otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the years ended December 31, 2019 and 2018, $200,000 and $300,000, respectively, of Additional Notes were issued to AND34. As of December 31, 2019, the remaining amount of Additional Notes that can be issued is $3,900,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

On March 6, 2020 $100,000 of Additional Notes were issued to AND34.

7. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consisted of the following:

	December 31,
	2019	2018
Trade accounts payable	$87,524	$86,706
Payroll and related expenses	7,788	49,937
Patent monetization expenses	107,605	124,422
Current lease liabilities	47,364	-
Deferred revenue	-	25,341
Professional and other service fees	140,277	94,279
Total trade accounts payable and other current liabilities	$390,558	$380,685

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

As of December 31, 2019, there were 11.469249 shares of Series C Preferred Stock outstanding, which were convertible into 524,736 shares of Common Stock and had remaining accrued dividends of $19,168.

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
DECEMBER 31, 2019

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

As of December 31, 2019, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2018 and during the years ended December 31, 2019 and 2018.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2016 through 2019. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2019. For the year ended December 31, 2019, the Company determined that, more likely than not, its deferred tax assets would not be realized and, accordingly, increased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The provision for income tax consisted of the following:

	For the Years Ended December 31,
	2019	2018
Current:
Federal	$-	$-
Foreign	1,805	2,563
State and Local	-	-
Total Current	1,805	2,563

Deferred
Federal	2,139,000	(229,000)
Foreign	-	-
State and Local	509,000	(55,000)
Adjustment to valuation allowance related to net deferred tax assets	(2,648,000)	284,000
Total Deferred	-	-
Provision for income taxes	$1,805	$2,563

The provision for income taxes for the years ended December 31, 2019 and 2018 of approximately $1,800 and $2,600, respectively, is the result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned partially offset by a Federal income tax refund relating to alternative minimum tax credits.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Loss before income taxes is comprised of the following:

	For the Years Ended December 31,
	2019	2018
Domestic	$(555,843)	$(955,411)
Foreign	9,082	12,866
Net loss before income taxes	$(546,761)	$(942,545)

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before provision for income taxes is as follows:

	For the Years Ended December 31,
	2019	2018
Tax provision at statutory rate	(21)%	(21)%
State and local taxes	(5)%	(5)%
Incentive Stock Option Expense	1%	1%
Change in valuation allowance for net deferred tax assets	25%	25%
	-%	-%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$20,000	$27,000
Allowance for doubtful accounts	1,000	1,000
Deferred revenue	-	7,000
Reserve for obsolescence	29,000	25,000
Expense associated with non-qualified stock options	44,000	94,000
Revenue Sharing Agreement	276,000	200,000
General business credit	1,198,000	1,378,000
NOL carryforward	8,893,000	11,377,000
	10,461,000	13,109,000
Less: valuation allowance	(10,461,000)	(13,109,000)
Deferred tax asset, net	$-	$-

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2019	2018
Beginning Balance	$13,109,000	$12,825,000
Change in Allowance	(2,648,000)	284,000
Ending Balance	$10,461,000	$13,109,000

As of December 31, 2019, Andrea had net operating loss carryforwards of approximately $34,200,000. $1,500,000 of these net operating loss carryforwards are carried forward indefinitely, the remaining $32,700,000 expire in varying amounts beginning in 2020 through 2037. Andrea has General Business Credits of approximately $1,200,000 expiring in varying amounts beginning in 2020 through 2039. The Company records tax benefits and expense in the statements of earnings.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Our operating lease portfolio includes corporate offices, information technology (IT) equipment, and automobiles with remaining lease terms of 1 year to 2 years. Operating lease ROU assets are presented within other assets. The current portion of operating lease liabilities are presented within trade accounts payable and other current liabilities, and the non-current portion of operating lease liabilities are presented separately on the accompanying consolidated balance sheet.

Supplemental balance sheet information related to leases was as follows:

Operating Leases

December 31, 2019
Other Assets	$60,362

Trade accounts payable and other current liabilities	$47,364
Lease liabilities payable non-current	15,221
Total operating lease liabilities	$62,585

Weighted-average remaining lease term	17 months
Weighted-average discount rate	7.34%

As of December 31, 2019, maturities of operating lease liabilities were as follows:

2020	$48,958
2021	11,970
2022	3,990
Total	64,918
Less: interest	(2,333)
Total Lease Payments	$62,585

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended on February 19, 2018, August 9, 2018, March 22, 2019, August 12, 2019 and February 4, 2020. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2020, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea's most recent Base Salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At December 31, 2019, the future minimum cash commitments under this agreement aggregate $126,000.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019, during which both the Company and Apple presented arguments through their attorneys. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings.

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

Andrea intends to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

12. STOCK PLANS AND STOCK-BASED COMPENSATION

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
DECEMBER 31, 2019

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

No options were granted during the year ended December 31, 2019 or 2018.

Option activity during 2019 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2019	10,008,001	$0.08	$0.08	4.81 years	8,847,351	$0.08	$0.08	4.41 years
Canceled	(1,907,501)	$0.11	$0.11
At December 31, 2019	8,100,500	$0.07	$0.07	4.80 years	8,100,500	$0.07	$0.07	4.80 years

During the year ended December 31, 2019, 1,160,650 options vested with a weighted average exercise price of $0.05 and a weighted average fair value of $0.05 per option. Based on the December 31, 2019 fair market value of the Company’s common stock of $0.02 per share, there is no aggregate intrinsic value for the 8,100,500 options outstanding and exercisable.

Total compensation expense recognized related to stock option awards was $17,710 and $45,920 for the years ended December 31, 2019 and 2018, respectively. In the accompanying consolidated statement of operations for the year ended December 31, 2019, $15,659 of expense is included in general, administrative and selling expenses and $2,051 is included in research and development expenses. In the accompanying consolidated statement of operations for the year ended December 31, 2018, $42,430 of expense is included in general, administrative and selling expenses and $3,490 is included in research and development expenses. As of December 31, 2019, there is no unrecognized compensation cost related to nonvested share-based compensation arrangements.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2019 and 2018:

2019 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2019
Net product revenues	$-	$1,852,322	$1,852,322
Service related revenues	-	17,271	17,271
License revenues	950	24,697	25,647
Loss from operations	(397,200)	(79,428)	(476,628)
Depreciation and amortization	24,220	53,141	77,361
Purchases of patents and trademarks	8,369	8,368	16,737
Assets	257,685	1,031,786	1,289,471
Total long lived assets	115,562	141,721	257,283

2018 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2018
Net product revenues	$-	$1,391,335	$1,391,335
Service related revenues	-	38,999	38,999
License revenues	1,241	32,959	34,200
Loss from operations	(394,382)	(495,803)	(890,185)
Depreciation and amortization	34,250	63,800	98,050
Purchases of patents and trademarks	23,453	23,454	46,907
Purchases of property and equipment	-	24,309	24,309
Assets	287,206	1,231,802	1,519,008
Total long lived assets	131,410	186,497	317,907

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2019 and 2018, and as of each respective year-end, total revenues and accounts receivable by geographic area were as follows:

Geographic Data	2019	2018
Total Revenues:
United States	$1,420,447	$1,108,749
Foreign(1)	474,793	355,785
	$1,895,240	$1,464,534
Accounts receivable:
United States	$218,935	$293,978
Foreign	159,244	124,703
	$378,179	$418,681
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the year ended December 31, 2019 or 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President,
Chief Executive Officer and Corporate
Secretary

Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 30, 2020
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 30, 2020
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ GARY A. JONES	Director	March 30, 2020
Gary A. Jones

/s/ LOUIS LIBIN	Director	March 30, 2020
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 30, 2020
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 30, 2020
Jonathan D. Spaet