Form 10-Q
period 2020-03-31
ANDREA ELECTRONICS CORP
filed 2020-05-14
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2020, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$373,326	$335,790
Accounts receivable, net of allowance for doubtful accounts of $4,789	334,571	378,179
Inventories, net	174,876	210,161
Prepaid expenses and other current assets	55,162	42,446
Total current assets	937,935	966,576

Property and equipment, net	27,649	26,160
Intangible assets, net	226,310	231,123
Other assets, net	51,788	65,612
Total assets	$1,243,682	$1,289,471

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$425,285	$390,558
Accrued Series C Convertible Preferred Stock Dividends	19,168	19,168
Total current liabilities	444,453	409,726

Lease liabilities payable	12,470	15,221
Long-term debt	1,946,005	1,827,509
Total liabilities	2,402,928	2,252,456

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit :
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(79,936,278)	(79,740,017)

Total shareholders’ deficit	(1,159,246)	(962,985)

Total liabilities and shareholders’ deficit	$1,243,682	$1,289,471

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three months Ended
	March 31, 2020	March 31, 2019
Revenues
Net product revenues	$377,755	$422,680
License and service related revenues	4,896	15,160
Total revenues	382,651	437,840

Cost of product revenues	85,872	139,442

Gross margin	296,779	298,398

Patent Monetization expenses	39,390	39,193

Research and development expenses	152,621	141,184

General, administrative and selling expenses	283,056	298,257

Operating loss	(178,288)	(180,236)

Interest expense, net	(17,467)	(16,712)

Loss from operations before provision for income taxes	(195,755)	(196,948)

Provision for income taxes	506	540

Net loss	$(196,261)	$(197,488)

Basic and diluted weighted average shares	68,104,957	68,104,957

Basic and diluted net loss per share	$(.00)	$(.00)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,069,200	$(79,191,451)	$(432,129)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836
Net loss	-	-	-	-	-	-	-	(197,488)	(197,488)
Balance, March 31, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,074,036	$(79,388,939)	$(624,781)

Balance, January 1, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,740,017)	$(962,985)
Net loss	-	-	-	-	-	-	-	(196,261)	(196,261)
Balance, March 31, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,936,278)	$(1,159,246)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(196,261)	$(197,488)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,531	21,868
Stock based compensation expense	-	4,836
Inventory net realizable adjustment	(1,579)	(100)
Provision for income tax withholding	506	540
Right-of-use assets	13,824	13,188
PIK interest, net	18,496	18,627
Change in:
Accounts receivable	43,102	145,789
Inventories	36,864	45,268
Prepaid expenses and other current assets	(12,716)	(6,879)
Trade accounts payable and other current liabilities and lease liabilities payable	31,976	(39,162)
Net cash (used in) provided by operating activities	(50,257)	6,487

Cash flows from investing activities:
Purchases of property and equipment	(5,989)	-
Payments for patents and trademarks	(6,218)	(4,091)
Net cash used in investing activities	(12,207)	(4,091)

Cash flows from financing activities:
Proceeds from long-term notes	100,000	-
Net cash provided by financing activities	100,000	-

Net increase in cash	37,536	2,396

Cash, beginning of year	335,790	486,521
Cash, end of period	$373,326	$488,917

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$132	$800

See Notes to unaudited condensed consolidated interim financial statements.

Note 1. Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2019 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2019 audited consolidated financial statements.

Liquidity – ASC 205-40, “Presentation of Financial statements-Going Concern,” requires management to evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the evaluation, management believes the Company has the ability to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States, including the Long Island area, which is considered an epicenter of the outbreak and is where the Company is located.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined. During April 2020, many of the Company’s customers have requested to delay shipments for periods of four to ten weeks.

On May 8, 2020, the Company entered into that certain U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of May 8, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the term of the PPP Loan until November 8, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company intends to use the proceeds of the PPP Loan, when received, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. See Part II, Item 5 for further details of on the PPP Loan.

The Company’s loss before provision for income taxes was $195,755 for the three months ended March 31, 2020, of which approximately $34,000 represents interest, depreciation and amortization expenses. As part of the evaluation, management considered the Company’s cash balance of $373,326 and working capital of $493,482 as of March 31, 2020 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 7)	8,100,500	10,008,001
Series C Convertible Preferred Stock and related accrued dividends (Note 4)	524,736	524,736
Series D Convertible Preferred Stock (Note 5)	3,628,576	3,628,576

Total potentially dilutive common shares	12,253,812	14,161,313

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2020 and December 31, 2019, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2020 and December 31, 2019, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Customer A	41%	55%
Customer B	31%	*
Customer C	22%	16%
Customer D	*	12%
____________________

* Amounts are less than 10%

As of March 31, 2020, Customers A, B and C accounted for approximately 46%, 23% and 19%, respectively, of accounts receivable. As of December 31, 2019, Customers A, B and C accounted for approximately 39%, 31% and 17%, respectively, of accounts receivable.

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

	March 31, 2020	December 31, 2019
Raw materials	$30,143	$22,254
Finished goods	144,733	187,907
	$174,876	$210,161

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At March 31, 2020 and December 31, 2019, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Trade accounts payable	$82,959	$87,524
Payroll and related expenses	37,928	7,788
Patent monetization expenses	108,743	107,605
Current lease liabilities	35,814	47,364
Deferred revenue	33,888	-
Professional and other service fees	125,953	140,277
Total trade accounts payable and other current liabilities	$425,285	$390,558

Revenue Recognition - The Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At March 31, 2020, the Company had $33,888 of deferred revenue, which are advance payments from customers, that are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 8 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2020 and December 31, 2019, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated interim financial statements. The Company’s evaluation was performed for the tax years ended 2016 through 2019. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Leases – The Company follows the guidance of ASC Topic 842 Leases to account for all of its leasing transactions. This standard requires that a lessee recognize the assets and liabilities that arise from leases. All significant lease arrangements are generally recognized at lease commencement. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at commencement. An ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and the Company recognizes lease expense for these leases as incurred over the lease term. ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We primarily use our incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term. See Note 6 for additional lease related disclosure.

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the unaudited condensed consolidated interim financial statements are issued. Based upon that evaluation, the Company, except as described, did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated interim financial statements.

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes and related PIK Interest have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2019, there was $1,684,422 of Additional Notes principal and $143,087 PIK Interest outstanding. As of March 31, 2020, there was $1,784,422 of Additional Notes principal and $161,583 PIK Interest outstanding.

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to ultimately 20% to the Revenue Participants. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (See Note 8).

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

Long-term debt

	March 31, 2020	December 31, 2019
Note Payable	$1,784,422	$1,684,422
PIK interest	161,583	143,087
Total long-term debt	1,946,005	1,827,509
Less: current maturities of long-term debt	-	-
Long-term debt, net of current maturities	$1,946,005	$1,827,509

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3.94% and 4.10% at March 31, 2020 and December 31, 2019, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the three months ended March 31, 2020 and year ended December 31, 2019, $100,000 and $200,000, respectively, of Additional Notes were issued to AND34. As of March 31, 2020, the remaining amount of Additional Notes that could be issued was $3,800,000, subject to certain restrictions and limitations outlined in the Revenue Sharing Agreement. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

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

As of March 31, 2020, there were 11.469249 shares of Series C Convertible Preferred Stock outstanding, which were convertible into 524,736 shares of Andrea’s common stock and had remaining accrued dividends of $19,168.

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

As of March 31, 2020, there were 907,144 shares of Series D Convertible Preferred Stock outstanding which were convertible into 3,628,576 shares of Andrea’s common stock.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases

March 31, 2020
Other Assets	$46,538

Trade accounts payable and other current liabilities	$35,814
Lease liabilities payable non-current	12,470
Total operating lease liabilities	$48,284

Weighted-average remaining lease term	15 months
Weighted-average discount rate	7.3%

As of March 31, 2020, maturities of operating lease liabilities were as follows:

2020 (April 1 – December 31)	$34,123
2021	11,970
2022	3,990
Total	50,083
Less: interest	(1,799)
Total Lease Payments	$48,284

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which has been subsequently amended several times, most recently on February 4, 2020. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2020, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea receives an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea's most recent Base Salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change in control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change in control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At March 31, 2020, the future minimum cash commitments under this agreement aggregate $72,000.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019, during which both the Company and Apple presented arguments through their attorneys. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, the Company and Apple each submitted opening briefs on April 22, 2020 and responsive briefs on May 6, 2020 pursuant to the PTO’s order. The parties are now awaiting the PTO’s final ruling.

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

Andrea intends to continue to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

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

Option activity during the three months ended March 31, 2020 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2020	8,100,500	$0.07	$0.07	4.80 years	8,100,500	$0.07	$0.07	4.80 years
At March 31, 2020	8,100,500	$0.07	$0.07	4.55 years	8,100,500	$0.07	$0.07	4.55 years

During the three months ended March 31, 2020, no options vested, nor were any options exercised or forfeited. Based on the March 31, 2020 fair market value of the Company’s common stock of $0.02 per share, there is no aggregate intrinsic value for the 8,100,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the three months ended March 31, 2020. Total compensation expense recognized related to stock option awards was $4,836 for the three months ended March 31, 2019. In the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2019, $4,269 of compensation expense is included in general, administrative and selling expenses and $567 of compensation expense is included in research and development expenses. As of March 31, 2020, there is no unvested shares or unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 or 2019 Plans.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three month periods ended March 31, 2020 and 2019 and the fiscal year ended December 31, 2019.

2020 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2020 Three Month Segment Data
Net product revenues	$-	$377,755	$377,755
License revenues	139	4,757	4,896
Operating loss	(89,132)	(89,156)	(178,288)
Depreciation and amortization	5,517	10,014	15,531
Assets	319,453	924,229	1,243,682
Total long lived assets	115,562	138,397	253,959
Purchases of property and equipment	-	5,989	5,989
Payments for patents and trademarks	3,109	3,109	6,218

2019 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Three Month Segment Data
Net product revenues	$-	$422,680	$422,680
Service related revenues	-	7,800	7,800
License revenues	382	6,978	7,360
Operating loss	(97,456)	(82,780)	(180,236)
Depreciation and amortization	7,318	14,550	21,868
Payments for patents and trademarks	2,045	2,046	4,091

December 31, 2019 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Year End Segment Data
Assets	$257,685	$1,031,786	$1,289,471
Total long lived assets	115,562	141,721	257,283

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2020 and 2019, total revenues by geographic area were as follows:

Geographic Data	March 31, 2020	March 31, 2019
Total revenues:
United States	$288,338	$383,262
Foreign(1)	94,313	54,578
	$382,651	$437,840
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the three months ended March 31, 2020 or March 31, 2019.

As of March 31, 2020 and December 31, 2019, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2020	December 31, 2019
Accounts receivable:
United States	$210,842	$218,935
Foreign	123,729	159,244
	$334,571	$378,179

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the notes to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. A discussion of our critical accounting policies and estimates are also included in Note 2. Summary of Significant Accounting Policies in notes to consolidated interim financial statements included elsewhere in this report. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates to be disclosed in this Quarterly Report since being reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2019.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	our assumptions, estimates and beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

●	our ability to obtain financing, including the possible impact of COVID-19 and the limitations in the Revenue Sharing Agreement;

●	our expectations regarding the use of funds from the Company’s PPP Loan and the potential for forgiveness of the PPP Loan under the terms of the PPP;

●	changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects.

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our ability to continue as a going concern;

●	whether we obtain market acceptance and effectively commercialize our products;

●	the adequacy of protections afforded to us by the patents that we own and the cost of maintaining, enforcing and deeding our patents;

●	receiving an unfavorable ruling in our current litigation proceedings, which may adversely affect our business, results of operations and financial condition;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report and our other filings with the SEC.

Additional factors are discussed under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and under Part II, “Item 1A — Risk Factors” in the Company’s quarterly reports on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Operations

Three Months ended March 31, 2020 compared to the Three Months ended March 31, 2019

Total Revenues
	For the Three Months Ended March 31,		% Change
	2020	2019
Patent Monetization revenues
License revenues	$139	$382	(64)
Total Patent Monetization revenues	139	382	(64)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	119,576	195,087	(39)	(a)
Revenue from OEM array microphone products	238,743	156,774	52	(b)
Revenue from customized digital products	17,233	52,124	(67)	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	2,203	18,695	(88)	(d)
License and service related revenues	4,757	14,778	(68)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	382,512	437,458	(13)

Total revenues	$382,651	$437,840	(13)

(a)

The approximate $76,000 decrease in revenues from automotive array microphone products for the three months ended March 31, 2020, as compared to the same period in 2019, is the result of timing of sales to integrators of public safety and mass transit vehicle solutions.

(b)

The approximate $82,000 increase in revenues from OEM array microphone products for the three months ended March 31, 2020, as compared to the same period in 2019, is primarily the result of timing of sales to integrators of commercial product audio solutions.

(c)

The decrease of approximately $35,000 in customized digital products revenue for the three months ended March 31, 2020, as compared to the same period in 2019, is related to the timing of purchases from an OEM customer for a customized digital product.

(d)

The approximate $16,000 decrease in revenues of all other Andrea DSP Microphone and Audio Software Products for the three months ended March 31, 2020, as compared to the same period in 2019, is primarily the result of lower revenues from new customers generated for new audio solutions.

(e)

The approximate $10,000 decrease in license and service related revenues for the three months ended March 31, 2020 as compared to the same period in 2019, is a result of decreases in service related revenue.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended March 31, 2020 and 2019 was 22% and 32%, respectively. There was no cost of product revenues associated with the Patent Monetization. The decrease in cost of product revenues as a percentage of total revenues is a result of the product mix described in “Total Revenues” above, specifically the decrease in revenue from automotive array microphone products that have higher product cost as compared to our other product revenues.

Patent Monetization Expenses

Patent monetization expenses for the three months ended March 31, 2020 increased 1% to $39,390 from $39,193 for the three months ended March 31, 2019. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 - Legal Proceedings. Patent Monetization expenses are mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 increased 8% to $152,621 from $141,184 for the three months ended March 31, 2019. The expenses primarily relate to costs associated with the development of new products. For the three months ended March 31, 2020, research and development expenses reflect a 25% decrease in our Patent Monetization efforts to $5,517, or 4% of total research and development expenses, and a 10% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $147,104, or 96% of total research and development expenses. The decrease in our Patent Monetization efforts represents a decrease in intangible asset amortization expense. While the increases in our Andrea DSP Microphone and Audio Software Technology efforts reflect an increase in salary expenses related to a project that was recently started. Research and development expenses are related to our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 5% to $283,056 for the three months ended March 31, 2020 from $298,257 for the three months ended March 31, 2019. For the three months ended March 31, 2020, general, administrative and selling expenses related to our Patent Monetization efforts were $44,364, or 16% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $238,692, or 84% of total general, administrative and selling expenses. These small decreases relate to changes in regular operating expenses.

Interest expense, net

Interest expense, net for the three months ended March 31, 2020 was $17,467 compared to $16,712 for the three months ended March 31, 2019. The change in this line item was attributable to an increase in interest expense because of a higher amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2020 was $506 compared to a $540 tax provision for the three months ended March 31, 2019. The provision for the three months ended March 31, 2020 and 2019 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended March 31, 2020 was $196,261 compared to a net loss of $197,488 for the three months ended March 31, 2019. The net loss for the three months ended March 31, 2020 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2020, we had cash of $373,326 compared with $335,790 at December 31, 2019. The increase in our cash balance at March 31, 2020 was primarily the result of proceeds of the Additional Notes received in connection with the Revenue Sharing Agreement partially offset by cash used in operating activities.

Our working capital balance at March 31, 2020 was $493,482 compared to working capital of $556,850 at December 31, 2019. The decrease in working capital reflects a decrease in total current assets of $28,641 and an increase in total current liabilities of $34,727. The decrease in total current assets reflects an increase in cash of $37,536, a decrease in accounts receivable of $43,608, a decrease in inventories of $35,285 and an increase in prepaid expenses and other current assets of $12,716. The increase in total current liabilities reflects an increase in trade accounts payable and other current liabilities of $34,727.

The increase in cash of $37,536 reflects $50,257 of net cash used in operating activities, $12,207 of net cash used in investing activities and $100,000 of net cash provided by financing activities.

The cash used in operating activities of $50,257, excluding non-cash charges for the three months ended March 31, 2020, was attributable to a $43,102 decrease in accounts receivable, a $36,864 decrease in inventories, a $12,716 decrease in prepaid expenses and other current assets and a $31,976 increase in trade accounts payable and other current liabilities and lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $12,207 reflects an increase in patents and trademarks of $6,218 and purchases of property and equipment of $5,989. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer equipment. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $100,000, reflects long-term debt.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of May 8, 2020, Andrea had approximately $500,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Subsequent to March 31, 2020, the Company received proceeds of $142,775 under the PPP, which was established under the CARES Act. See Part II, “Item 5 — Other Information” for further details on the PPP Loan. The PPP Loan has certain limitations and risks as outlined in the risk factor “Our business may be adversely affected if there is a default on the PPP Loan.” in Part II, “Item 1A — Risk Factors” of this Quarterly Report.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019, during which both the Company and Apple presented arguments through their attorneys. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, the Company and Apple each submitted opening briefs on April 22, 2020 and responsive briefs on May 6, 2020 pursuant to the PTO’s order. The parties are now awaiting the PTO’s final ruling.

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

ITEM 1A. RISK FACTORS

Risk Factors

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States, including the Long Island area, which is considered an epicenter of the outbreak and is where the Company is located. Due to “shelter in place” orders and other public health guidance measures, the Company has implemented a work-from-home policy for all staff members. The Company’s increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact the Company’s business, financial condition and results of operation. Although the Company did not have customers cancel any open orders, many customers have pushed shipments of products into future months, causing our 2020 product revenues to be approximately $300,000 less than projected.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and elsewhere, business closures or business disruptions and the effectiveness of actions taken in the United States and elsewhere to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s business, financial condition and results of operations.

Our business may be adversely affected if there is a default on the PPP Loan.

The Company entered into a PPP Loan with HSBC Bank USA, N.A. in an aggregate principal amount of $142,775, which was established under the CARES Act. Under the terms of the CARES Act, recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part, particularly in light of the fact that the Small Business Administration has stated that it will issue additional guidance on loan forgiveness; therefore, the Company may be liable for paying the PPP Loan back in full.

The PPP Loan contains customary events of default relating to, among other things, payment defaults or breach of representations and warranties. If the PPP Loan is not forgiven, the Company may default on the PPP Loan and trigger the immediate repayment of all amounts outstanding and/or the Lender filing suit and obtaining judgment against the Company.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended March 31, 2020 were $382,651 compared to $437,840 for the three months ended March 31, 2019. Net loss for the three months ended March 31, 2020 was $196,261, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $197,488, or $0.00 loss per share on a basic and diluted basis for the three months ended March 31, 2019. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of May 8, 2020. The number of shares outstanding does not include an aggregate of 22,253,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 33% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 8,100,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 10,000,000 shares reserved for future grants under our 2019 Plan; c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 8, 2020, the Company entered into the PPP Loan with HSBC Bank USA, N.A. pursuant to which the Company will receive loan proceeds of $142,775. The PPP Loan was made under, and is subject to the terms and conditions of, the PPP, which was established under the CARES Act and is administered by the U.S. Small Business Administration.

The term of the PPP Loan is two years with a maturity date of May 8, 2022 and the annual interest rate on the PPP Loan is a fixed rate of 1.00%. Payments of principal and interest on the loan will be deferred for the first six months of the term of the PPP Loan until November 8, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the loan. The Company intends to use the proceeds of the PPP Loan, when received, for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part, particularly in light of the fact that the Small Business Administration has stated that it will issue additional guidance on loan forgiveness.

The foregoing description of the PPP Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the U.S. Small Business Administration Note and Loan Agreement attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

a)	Exhibits
	Exhibit 10.1 –	U.S. Small Business Administration Note and Loan Agreement, dated May 8, 2020, between the Company and HSBC Bank USA, N.A.
	Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	Exhibit 32.0 –	Section 1350 Certifications
Exhibit 101.0 –	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: May 14, 2020

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 14, 2020
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 14, 2020
Corisa L. Guiffre	Assistant Corporate Secretary