Form 10-Q
period 2020-09-30
ANDREA ELECTRONICS CORP
filed 2020-11-16
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2020, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets:
Cash	$415,253	$335,790
Accounts receivable, net of allowance for doubtful accounts of $4,789	300,665	378,179
Inventories, net	124,987	210,161
Prepaid expenses and other current assets	72,994	42,446
Total current assets	913,899	966,576

Property and equipment, net	20,142	26,160
Intangible assets, net	217,516	231,123
Other assets, net	42,658	65,612
Total assets	$1,194,215	$1,289,471

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$326,151	$390,558
Current portion of long-term debt	44,615	-
Accrued Series C Convertible Preferred Stock Dividends	19,168	19,168
Total current liabilities	389,934	409,726

Lease liabilities payable	20,332	15,221
Long-term debt	2,335,843	1,827,509
Total liabilities	2,746,109	2,252,456

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(80,328,926)	(79,740,017)

Total shareholders’ deficit	(1,551,894)	(962,985)

Total liabilities and shareholders’ deficit	$1,194,215	$1,289,471

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Net product revenues	$384,222	$374,024	$970,304	$1,349,153
License and service related revenues	2,078	8,645	53,962	36,489
Total revenues	386,300	382,669	1,024,266	1,385,642

Cost of product revenues	92,794	100,809	225,134	392,664

Gross margin	293,506	281,860	799,132	992,978

Patent Monetization expenses	39,039	41,897	127,967	155,170

Research and development expenses	132,786	139,137	432,652	425,497

General, administrative and selling expenses	255,313	266,326	776,402	814,262

Operating loss	(133,632)	(165,500)	(537,889)	(401,951)

Interest expense, net	(16,559)	(18,397)	(50,455)	(52,347)

Loss from operations before provision for income taxes	(150,191)	(183,897)	(588,344)	(454,298)

Provision for income taxes	-	351	565	1,673

Net loss	$(150,191)	$(184,248)	$(588,909)	$(455,971)

Basic and diluted weighted average shares	68,104,957	68,104,957	68,104,957	68,104,957

Basic and diluted net loss per share	$(.00)	$(.00)	$(.01)	$(.01)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, January 1, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,069,200	$(79,191,451)	$(432,129)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836
Net loss	-	-	-	-	-	-	-	(197,488)	(197,488)
Balance, March 31, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,074,036	$(79,388,939)	$(624,781)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836
Net loss	-	-	-	-	-	-	-	(74,235)	(74,235)
Balance, June 30, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,078,872	$(79,463,174)	$(694,180)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	4,836	-	4,836
Net loss	-	-	-	-	-	-	-	(184,248)	(184,248)
Balance, September 30, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,647,422)	$(873,592)

Balance, January 1, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,740,017)	$(962,985)
Net loss	-	-	-	-	-	-	-	(196,261)	(196,261)
Balance, March 31, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,936,278)	$(1,159,246)
Net loss	-	-	-	-	-	-	-	(242,457)	(242,457)
Balance, June 30, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,178,735)	$(1,401,703)
Net loss	-	-	-	-	-	-	-	(150,191)	(150,191)
Balance, September 30, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,328,926)	$(1,551,894)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(588,909)	$(455,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,787	60,646
Stock based compensation expense	-	14,508
Inventory net realizable adjustment	(4,341)	(543)
Provision for income tax withholding	565	1,673
Amortization of right-of-use assets	39,857	33,744
Deferred Interest on PPP and SBA loans	1,648	-
PIK interest, net	50,526	57,256
Change in:
Accounts receivable	76,949	54,869
Inventories	89,515	(73,655)
Prepaid expenses and other current assets	(30,548)	39,248
Trade accounts payable and other current liabilities and lease liabilities payable	(76,199)	(45,939)
Net cash used in operating activities	(398,150)	(314,164)

Cash flows from investing activities:
Purchases of property and equipment	(5,989)	-
Payments for patents and trademarks	(17,173)	(9,808)
Net cash used in investing activities	(23,162)	(9,808)

Cash flows from financing activities:
Proceeds from PPP loans	142,775	-
Proceeds from SBA loan	158,000	-
Proceeds from long-term notes	200,000	200,000
Net cash provided by financing activities	500,775	200,000

Net increase (decrease) in cash	79,463	(123,972)

Cash, beginning of year	335,790	486,521
Cash, end of period	$415,253	$362,549

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$947	$2,122

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the Long Island area, which was considered an epicenter of the outbreak and is where the Company is located.

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

On July 13, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The Company intends to use the proceeds of the SBA Loan for such purpose. See Note 4 for additional information on the SBA Loan.

The Company’s loss before provision for income taxes was $150,191 and $588,344 for the three and nine months ended September 30, 2020, respectively, of which approximately $27,000 and $95,000, respectively, represents interest, depreciation and amortization expenses. As part of the evaluation, management considered the Company’s cash balance of $415,253 and working capital of $523,965 as of September 30, 2020 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three and Nine Months Ended
	September 30, 2020	September 30, 2019
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 8)	6,301,500	8,100,500
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	524,736	524,736
Series D Convertible Preferred Stock (Note 6)	3,628,576	3,628,576
Total potentially dilutive common shares	10,454,812	12,253,812

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended September 30, 2020 and December 31, 2019, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which its deposits are held. At September 30, 2020 and December 31, 2019, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Customer A	36%	20%	33%	45%
Customer B	28%	23%	24%	16%
Customer C	11%	*	*	*
Customer D	*	11%	*	*
Customer E	*	21%	15%	16%
____________________

*	Amounts are less than 10%

As of September 30, 2020, Customers A, B and C accounted for approximately 39%, 33%, and 22%, respectively, of accounts receivable. As of December 31, 2019, Customers A, C and E accounted for approximately 39%, 17%, and 31%, respectively, of accounts receivable.

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

	September 30, 2020	December 31, 2019
Raw materials	$24,908	$22,254
Finished goods	100,079	187,907
	$124,987	$210,161

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At September 30, 2020 and December 31, 2019, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Trade accounts payable	$51,831	$87,524
Payroll and related expenses	11,344	7,788
Patent monetization expenses	130,105	107,605
Current lease liabilities	17,341	47,364
Deferred revenue	12,288	-
Professional and other service fees	103,242	140,277
Total trade accounts payable and other current liabilities	$326,151	$390,558

Revenue Recognition - The Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At September 30, 2020, the Company had $12,288 of deferred revenue, which are advance payments from customers, that are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 9 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2020 and December 31, 2019, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated interim financial statements. The Company’s evaluation was performed for the tax years ended 2016 through 2019. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes and related PIK Interest have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2019, there was $1,684,422 of Additional Notes principal and $143,087 PIK Interest outstanding. As of September 30, 2020, there was $1,884,422 of Additional Notes principal and $193,613 PIK Interest outstanding.

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

Note 4. Long-Term Debt

On May 8, 2020, the Company entered into a certain U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775 (the “PPP Loan”). The PPP Loan was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years with a maturity date of May 8, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan will be deferred until the SBA has reached a decision on the Company’s loan forgiveness application. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan. The Company used the proceeds of the PPP Loan, for Qualifying Expenses. Although the Company has applied for loan forgiveness of the PPP Loan, there is no assurance that the Company will be granted forgiveness of the PPP Loan in whole or in part.

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

	September 30, 2020	December 31, 2019
Additional Notes (Note 3)	$1,884,422	$1,684,422
PIK interest	193,613	143,087
PPP Loan with accrued interest	143,343	-
SBA Loan Advance with accrued interest	158,080	-
Total long-term debt	2,380,458	1,827,509
Less: current maturities of long-term debt	44,615	-
Long-term debt, net of current maturities	$2,335,843	$1,827,509

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3.00% and 4.10% at September 30, 2020 and December 31, 2019, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the nine months ended September 30, 2020 and year ended December 31, 2019, $200,000 and $200,000, respectively, of Additional Notes were issued to AND34. As of September 30, 2020, the remaining amount of Additional Notes that could be issued was $3,700,000, subject to certain restrictions and limitations outlined in the Revenue Sharing Agreement. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

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

As of September 30, 2020, there were 11.469249 shares of Series C Convertible Preferred Stock outstanding, which were convertible into 524,736 shares of Andrea’s common stock and had remaining accrued dividends of $19,168.

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

As of September 30, 2020, there were 907,144 shares of Series D Convertible Preferred Stock outstanding which were convertible into 3,628,576 shares of Andrea’s common stock.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases
September 30, 2020
Other Assets	$37,408

Trade accounts payable and other current liabilities	$17,341
Lease liabilities payable non-current	20,332
Total operating lease liabilities	$37,673

Weighted-average remaining lease term	35 months
Weighted-average discount rate	5.5%

As of September 30, 2020, maturities of operating lease liabilities were as follows:

2020 (October 1 – December 31)	$7,038
2021	15,682
2022	7,703
2023	3,713
2024	3,713
2025	2,475
Total	40,324
Less: interest	(2,651)
Total Lease Payments	$37,673

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which has been subsequently amended several times, most recently on July 31, 2020. The effective date of the original employment agreement was August 1, 2014 and it currently expires on January 31, 2021, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea receives an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea's most recent Base Salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change in control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change in control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500, the un-paid bonus for the quarter ended September 30, 2017 and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At September 30, 2020, the future minimum cash commitments under this agreement aggregate $72,000.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019, during which both the Company and Apple presented arguments through their attorneys. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company intends to appeal this decision to the Federal Circuit

The New York Litigation is stayed pending the final outcome of Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

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

Option activity during the nine months ended September 30, 2020 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2020	8,100,500	$0.07	$0.07	4.80 years	8,100,500	$0.07	$0.07	4.80 years
Canceled	(1,799,000)	$0.11	$0.11		(1,799,000)
At September 30, 2020	6,301,500	$0.06	$0.06	5.23 years	6,301,500	$0.06	$0.06	5.23 years

During the nine months ended September 30, 2020, no options vested, nor were any options exercised or forfeited. Based on the September 30, 2020 fair market value of the Company’s common stock of $0.03 per share, there is no aggregate intrinsic value for the 6,301,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the three or nine months ended September 30, 2020. Total compensation expense recognized related to stock option awards was $4,836 and $14,508 for the three and nine months ended September 30, 2019, respectively. In the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2019, $4,269 of compensation expense is included in general, administrative and selling expenses and $567 of compensation expense is included in research and development expenses. In the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019, $12,807 of compensation expense is included in general, administrative and selling expenses and $1,701 of compensation expense is included in research and development expenses. As of September 30, 2020, there were no unvested shares or unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 or 2019 Plans.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three and nine month periods ended September 30, 2020 and 2019 and the fiscal year ended December 31, 2019.

2020 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2020 Three Month Segment Data
Net product revenues	$-	$384,222	$384,222
License revenues	150	1,928	2,078
Operating loss	(92,283)	(41,349)	(133,632)
Depreciation and amortization	3,593	6,664	10,257
Assets	231,209	963,007	1,194,215
Total long lived assets	108,747	161,706	270,452
Payments for patents and trademarks	1,958	1,959	3,917

2019 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Three Month Segment Data
Net product revenues	$-	$374,024	$374,024
Service related revenues	-	3,711	3,711
License revenues	202	4,732	4,934
Operating loss	(97,488)	(68,012)	(165,500)
Depreciation and amortization	5,657	12,887	18,544
Payments for patents and trademarks	2,425	2,425	4,850

December 31, 2019 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Year End Segment Data
Assets	$257,685	$1,031,786	$1,289,471
Total long lived assets	115,562	202,083	317,645

2020 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2020 Nine Month Segment Data
Net product revenues	$-	$970,304	$970,304
Service related revenues	-	43,200	43,200
License revenues	452	10,310	10,762
Operating loss	(276,827)	(261,062)	(537,889)
Depreciation and amortization	15,393	27,394	42,787
Purchases of property and equipment	-	5,989	5,989
Payments for patents and trademarks	8,586	8,587	17,173

2019 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2019 Nine Month Segment Data
Net product revenues	$-	$1,349,153	$1,349,153
Service related revenues	-	17,271	17,271
License revenues	739	18,479	19,218
Operating loss	(314,939)	(87,012)	(401,951)
Depreciation and amortization	19,476	41,170	60,646
Payments for patents and trademarks	4,904	4,904	9,808

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2020 and 2019, total revenues by geographic area were as follows:

Geographic Data	September 30, 2020	September 30, 2019
Total revenues:
United States	$313,756	$237,031
Foreign(1)	72,544	145,638
	$386,300	$382,669
____________________

(1)

Net revenues to any one foreign country did not exceed 10% for the three months ended September 30, 2020. Net revenues to People’s Republic of China represented 15% of total net revenues for the three months ended September 30, 2019.

For the nine-month periods ended September 30, 2020 and 2019 total revenues by geographic area were as follows:

Geographic Data	September 30, 2020	September 30, 2019
Total revenues:
United States	$777,284	$1,038,082
Foreign(1)	246,982	347,560
	$1,024,266	$1,385,642
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the nine months ended September 30, 2020 or September 30, 2019.

As of September 30, 2020 and December 31, 2019, accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2020	December 31, 2019
Accounts receivable:
United States	$202,944	$218,935
Foreign	97,721	159,244
	$300,665	$378,179

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	our assumptions, estimates and beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

●	our ability to obtain financing, including the possible impact of COVID-19 and the limitations in the Revenue Sharing Agreement;

●	our expectations regarding the use of funds from the Company’s PPP Loan and SBA Loan and the potential for forgiveness of the PPP Loan under the terms of the PPP;

●	changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects;

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our ability to continue as a going concern;

●	whether we obtain market acceptance and effectively commercialize our products;

●	the adequacy of protections afforded to us by the patents that we own and the cost of maintaining, enforcing and deeding our patents;

●	receiving an unfavorable ruling in our current litigation proceedings, which may adversely affect our business, results of operations and financial condition;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report and our other filings with the SEC.

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

Results Of Operations

Three and Nine Months ended September 30, 2020 compared to the Three and Nine Months ended September 30, 2019

Total Revenues

	For the Three Months Ended			For the Nine Months Ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
Patent Monetization revenues
License revenues	$150	$202	(26)	$452	$739	(39)
Total Patent Monetization revenues	150	202	(26)	452	739	(39)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	108,424	30,858	251	268,089	541,556	(51)	(a)
Revenue from OEM array microphone products	214,220	252,584	(15)	589,169	610,456	(4)	(b)
Revenue from customized digital products	32,595	42,864	(24)	64,318	118,762	(46)	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	28,983	47,718	(39)	48,728	78,379	(38)	(d)
License and service related revenues	1,928	8,443	(77)	53,510	35,750	50	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	386,150	382,467	1	1,023,814	1,384,903	(26)

Total revenues	$386,300	$382,669	1	$1,024,266	$1,385,642	(26)

In general, the decrease in revenues detailed above are primarily a result of customers delaying shipments of products into future months due to COVID-19. Such product orders have not yet been canceled, but the delay in the shipments of products has caused the Company’s product revenues through September 30, 2020 to be approximately $300,000 less than the same period in 2019.

(a)

The approximate $78,000 increase in revenues from automotive array microphone products for the three months ended September 30, 2020 as compared to the same period in 2019, is the result of timing of sales to integrators of public safety and mass transit vehicle solutions. The approximate $274,000 decrease in revenues from automotive array microphone products for the nine months ended September 30, 2020, as compared to the same period in 2019, is the result of timing because of COVID-19.

(b)

The decreases of approximately $38,000 and $21,000 in revenues from OEM array microphone products for the three and nine months, respectively, ended September 30, 2020, as compared to the same periods in 2019, is related to the timing of purchases from an OEM customer for a customized digital product is the result of timing because of COVID-19.

(c)

The decreases of approximately $10,000 and $54,000 in customized digital products revenue for the three and nine months, respectively, ended September 30, 2020, as compared to the same periods in 2019, is related to the timing of purchases from an OEM customer for a customized digital product.

(d)

The decreases of approximately $19,000 and $30,000 in revenues of all other Andrea DSP Microphone and Audio Software Products for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, is primarily the result of timing in revenues from sales to the China market for audio solutions.

(e)

The approximate $7,000 decrease in license and service related revenues for the three months ended September 30, 2020, as compared to the same period in 2019 is the result of decreases of royalties. The approximate $18,000 increase in license and service related revenues for the nine months ended September 30, 2020 as compared to the same period in 2019, is a result of increases in service related revenue.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended September 30, 2020 and 2019 was 24% and 26%, respectively. Cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2020 and 2019 was 22% and 28%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of $150 and $452 for the three and nine months ended September 30, 2020, respectively, nor cost of product revenues associated with the Patent Monetization revenues of $202 and $739, for the three and nine months ended September 30, 2019, respectively. The cost of product revenues as a percentage of total revenues for the three months ended September 30, 2020 for Andrea DSP Microphone and Audio Software Products was 24% compared to 28% for the three months ended September 30, 2019. The cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2020 for Andrea DSP Microphone and Audio Software Products was 22% compared to 26% for the nine months ended September 30, 2019. These changes are primarily the result of the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended September 30, 2020 decreased 7% to $39,039 from $41,897 for the three months ended September 30, 2019. Patent monetization expenses for the nine months ended September 30, 2020 decreased 18% to $127,967 from $155,170 for the nine months ended September 30, 2019. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings. The decreases in Patent Monetization expenses for the three and nine months ended September 30, 2020 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 decreased 5% to $132,786 from $139,137 for the three months ended September 30, 2019. Research and development expenses for the nine months ended September 30, 2020 increased 2% to $432,652 from $425,497 for the nine months ended September 30, 2019. The expenses primarily relate to costs associated with the development of new products. For the three months ended September 30, 2020, the decrease in research and development expenses reflects a 36% decrease in our Patent Monetization efforts to $3,593, or 3% of total research and development expenses, and a 3% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $129,193, or 97% of total research and development expenses. For the nine months ended September 30, 2020, the decrease in research and development expenses reflects a 21% decrease in our Patent Monetization efforts to $15,393, or 4% of total research and development expenses, and a 3% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $417,259, or 96% of total research and development expenses. The changes in our Patent Monetization efforts represent intangible asset amortization expense while the changes in our Andrea DSP Microphone and Audio Software Technology efforts reflect expenses related to our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 4% to $255,313 for the three months ended September 30, 2020 from $266,326 for the three months ended September 30, 2019. For the three months ended September 30, 2020, general, administrative and selling expenses related to our Patent Monetization efforts were $49,801, or 20% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $205,512, or 80% of total general, administrative and selling expenses. General, administrative and selling expenses decreased approximately 5% to $776,402 for the nine months ended September 30, 2020 from $814,262 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, general, administrative and selling expenses related to our Patent Monetization efforts were $133,919, or 17% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $642,483, or 83% of total general, administrative and selling expenses. These small decreases relate to changes in regular operating expenses.

Interest expense, net

Interest expense, net for the three months ended September 30, 2020 was $16,559 compared to $18,397 for the three months ended September 30, 2019. Interest expense, net for the nine months ended September 30, 2020 was $50,455 compared to $52,347 for the nine months ended September 30, 2019. These small decreases in this line item was attributable to a decrease in interest expense because of a lower interest rate.

Provision for Income Taxes

There was no income tax provision for the three months ended September 30, 2020 compared to a $351 tax provision for the three months ended September 30, 2019. The income tax provision for the nine months ended September 30, 2020 was $565 compared to $1,673 for the nine months ended September 30, 2019. The provision for the three months ended September 30, 2019 and nine months ended September 30, 2020 and 2019 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended September 30, 2020 was $150,191 compared to a net loss of $184,248 for the three months ended September 30, 2019. Net loss for the nine months ended September 30, 2020 was $588,909 compared to a net loss of $455,971 for the nine months ended September 30, 2019. The net loss for the three and nine months ended September 30, 2020 and 2019 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2020, we had cash of $415,253 compared with $335,790 at December 31, 2019. The increase in our cash balance at September 30, 2020 was primarily the result of proceeds of the Additional Notes received in connection with the Revenue Sharing Agreement, the SBA Loan and the PPP Loan partially offset by cash used in operating activities.

Our working capital balance at September 30, 2020 was $523,965 compared to working capital of $556,850 at December 31, 2019. The decrease in working capital reflects a decrease in total current assets of $52,677 and a decrease in total current liabilities of $19,792. The decrease in total current assets reflects an increase in cash of $79,463, a decrease in accounts receivable of $77,514, a decrease in inventories of $85,174 and an increase in prepaid expenses and other current assets of $30,548. The decrease in total current liabilities reflects a decrease in trade accounts payable and other current liabilities of $64,407 partially offset by an increase in the current portion of long-term debt of $44,615.

The increase in cash of $79,463 reflects $398,150 of net cash used in operating activities, $23,162 of net cash used in investing activities and $500,775 of net cash provided by financing activities.

The cash used in operating activities of $398,150, excluding non-cash charges for the nine months ended September 30, 2020, was attributable to a $76,949 decrease in accounts receivable, a $89,515 decrease in inventories, a $30,548 increase in prepaid expenses and other current assets and a $76,199 decrease in trade accounts payable and other current liabilities and lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $23,162 reflects an increase in patents and trademarks of $17,173 and purchases of property and equipment of $5,989. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer equipment. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $500,775, reflects $200,000 of proceeds from long-term debt, $158,000 from the SBA Loan and $142,775 from the PPP Loan.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as the increased efforts we are putting into our sales and marketing efforts. As of November 9, 2020, Andrea had approximately $400,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (PTO). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. On March 19, 2018, both the Company and Apple requested oral argument in these two IPR proceedings, which occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019, during which both the Company and Apple presented arguments through their attorneys. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company intends to appeal this decision to the Federal Circuit

The New York Litigation is stayed pending the final outcome of Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

Andrea intends to continue to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

ITEM 1A. RISK FACTORS

Risk Factors

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the Long Island area, which was considered an epicenter of the outbreak and is where the Company is located. Due to “shelter in place” orders and other public health guidance measures, the Company has implemented a work-from-home policy for all staff members. The Company’s increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact the Company’s business, financial condition and results of operation. Although the Company has not yet had any customers cancel any open orders, some customers have delayed shipments of products into future months, causing our 2020 product revenues through September 30, 2020 to be approximately $300,000 less than the same period in 2019.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended September 30, 2020 were $386,300 compared to $382,669 for the three months ended September 30, 2019. Our total revenues for the nine months ended September 30, 2020 were $1,024,266 compared to $1,385,642 for the nine months ended September 30, 2019. Net loss for the three months ended September 30, 2020 was $150,191, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $184,248, or $0.00 loss per share on a basic and diluted basis for the three months ended September 30, 2019. Net loss for the nine months ended September 30, 2020 was $588,909, or $0.01 loss per share on a basic and diluted basis, compared to a net loss of $455,971, or $0.01 loss per share on a basic and diluted basis for the nine months ended September 30, 2019. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of November 9, 2020. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 10,000,000 shares reserved for future grants under our 2019 Plan; c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: November 16, 2020

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 16, 2020
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 16, 2020
Corisa L. Guiffre	Assistant Corporate Secretary