Form 10-K
period 2020-12-31
ANDREA ELECTRONICS CORP
filed 2021-03-31
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

Large accelerated Filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated Filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,743,180 based upon the closing price of $0.03 per share as quoted on the OTC Bulletin Board on June 29, 2020.

The number of shares outstanding of the registrant’s Common Stock as of March 23, 2021, was 68,104,957.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Overview

Andrea Electronics Corporation (“Andrea,” “us,” “we,” “our”) designs, develops and manufactures state-of-the-art digital microphone products and noise reduction software that facilitate natural language processing, human/machine interfaces. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934.

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications primarily in the following markets:

●	Speech recognition applications;

●	Communications; and

●	Audio and video recording.

Andrea Digital Signal Processing (“DSP”) Microphone and Audio Software Business – Our patented digital noise canceling technologies enable a speaker to be at a distance from the microphone (we refer to this capability as “far-field” microphone use) and free the speaker from having to use a close talking microphone. Our Digital Super Directional Array (“DSDA”) and PureAudio microphone products convert sound received by an array of microphones into digital signals that are then processed to cancel background noise from the signal to be transmitted. These two adaptive technologies represent the core technologies within our portfolio of far-field technologies. In addition to DSDA and PureAudio, Andrea has developed and commercialized several other digital, far-field noise canceling technologies, including, among others, Andrea EchoStop, a high-quality full duplex acoustic echo canceller which enables speakerphone functionality with technology for canceling speaker feedback.

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

We are currently marketing our far-field technologies at Original Equipment Manufacturers (“OEMs”) that have new sophisticated artificial intelligence (“AI”) voice applications that require new digital microphone performance for enhancing the safe use and efficiency of devices. Our far-field, digital noise canceling technologies and related products comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2020 and 2019 were approximately 100% of our total revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that voice interface products will increasingly require high performance, touchless microphone technology.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we entered into a Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”), which was effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents. Under the terms of the Revenue Sharing Agreement, Andrea issued and sold to AND34 Notes which were repaid as of December 31, 2016. In 2016, 2017 and 2019, the parties executed and subsequently amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 a specified amount of additional Notes (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2020, there was $2,093,967 in Additional Notes and PIK interest outstanding. Total revenues from this segment during the years ended December 31, 2020 and 2019 were minimal, representing less than 1% of our total revenues.

For more financial information regarding our operating segments, see Note 14 of the accompanying consolidated financial statements.

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art digital microphone solutions. The idea underlying these markets is AI natural language processing of the human voice will become an important means by which to communicate and control many types of computing devices and other appliances and equipment that contain microprocessors and cloud services. We are designing and marketing our products and technologies so they can be used for “natural language, human/machine” interfaces including:

●	Amazon Alexa™

●	Google Now™

●	IBM Watson®

●	Microsoft Cortana™

End users of these applications and interfaces will require high quality microphone and speakerphone products that enhance voice transmission, particularly in noisy outdoor and public environments. We also believe that these applications will increasingly require microphones that are located at a distance from the person speaking, or far-field microphone technology. Due to changing marketing conditions as a result of COVID 19, we believe that there will be significant growth in this touchless technology marketplace during the next several years.

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

An important element of our strategy for expanding our industrial and commercial channels broadening the base of users for our products is increasing our own direct business to business marketing efforts to original equipment manufacturers for incorporation into, or for use with, their products.

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

Our Technologies

We design our Andrea DSP Microphone and Audio Software to transmit voice signals with the high level of quality, intelligibility and reliability required by the broad range of voice-based applications in cloud computing. We achieve this through the use of several audio technologies that employ software processes that are proprietary to us. Software processes of this type are commonly referred to as algorithms.

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

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP microphone technologies and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products for the following applications:

●	Mass transit and automotive communication systems;

●	Automated teller machines;

●	Information kiosks;

●	Quick Service Restaurant Automated Ordering;

●	Internet of Things (“IoT”);

●	Smart building entrance intercom systems;

●	Audio and Video recording; and

●	Video surveillance.

Andrea DSP Microphone and Audio Noise Reduction Software Products

We develop our Andrea DSP Microphone and Audio Noise Reduction Software Products primarily through customer-specific integration efforts, and we either license our related algorithms, sell a product incorporating our related algorithms, or both. In addition, we have developed stand-alone products for specific industrial and commercial OEM customers. As a result, such products are not generally sold to consumers. Therefore, as part of our strategy to increase sales to prospective customers desiring high-quality microphone performance for certain customer-specific environments, we have developed the following products:

DA-350 Auto Array Microphone (“DA-350”). The DA-350 is a linear four element array microphone with Digital Signal Processing (“DSP”) circuitry contained within a single microphone housing. The product also has integrated adaptive beam forming and noise reduction digital filtering software. The DA-350 is ideal for achieving superior far-field voice intelligibility and accuracy of Automatic Speech Recognition (“ASR”) in automotive and mass transit environments.

DA-250 OEM Array Microphone (“DA-250”). The DA-250 is a small compact Stereo Array Microphone and DSP circuit board platform that can easily be integrated into many different OEM devices that would greatly benefit from directional noise canceling microphone performance, but in the past has been unattainable with an embedded microphone configuration. Requiring only two tiny holes in the faceplate of a device, the DA-250 Stereo Array Microphone can deliver directional microphone sensitivity without the need for acoustic baffling, as found in shotgun tube type microphones. This product also includes full duplex echo cancellation for speakerphone functionality.

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

Andrea PureAudio Plus Recorder. In addition to the features offered in PureAudio Live Recorder, PureAudio Plus Recorder offers unlimited bookmarks for easy navigation of large recordings, 10-band graphic equalizer to customize your listening experience, aggressive PureAudio for recording in noisy environments, stereo recording for capturing surround sound recordings and beam forming noise cancellation to reduce sounds coming from the sides. PureAudio Plus Recorder is an easy to use, intuitive stereo recorder for capturing music and offers background noise reduction for crystal clear recordings of voice notes, lectures and interviews with almost unlimited recording time.

Our Collaborative Arrangements

An important element of our strategy is to promote widespread adoption of our products and technologies by collaborating with large enterprises and market and technology leaders in security systems and services, industrial system integrators, voice activated services, communications and computer manufacturing. In addition to the arrangements we are involved in, we are currently discussing additional arrangements with other companies, but we cannot assure you that any of these discussions will result in any definitive agreements.

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

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates up to 2029. We cannot assure you that the strength or scope of our patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2020 and 2019, total research and development expenses were $573,980 and $568,799, respectively. For fiscal 2021, we currently expect research and development expenses to remain at approximately the same level when compared to 2020. However, no assurance can be given that our research and development efforts will succeed. See Part II “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Sales and Marketing

We employ a sales staff as well as outside sales representatives to market our Andrea DSP Microphone and Audio Software Products. Andrea DSP Microphone and Audio Software Products are marketed to computer and kiosk OEMs and industrial system integrators. Under our existing collaborative agreements, our collaborators have various marketing and sales rights to our Andrea DSP Microphone and Audio Software. We are seeking to enter into additional collaborative arrangements for the marketing and sale of our Andrea DSP Microphone and Audio Software Products, but we cannot assure you that we will be successful in these efforts. Market acceptance of the Andrea DSP Microphone and Audio Software Products and achievement of patent monetization is critical to our success.

Production Operations

In 2020 and 2019, all of our assembly operations were performed with subcontractors in the United States or in Asia. Most of the components for the Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure you that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

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

Employees

At December 31, 2020, we had nine employees, of whom one was engaged in production and related operations, three were engaged in research and development, and five were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize eight independent consultants (two are sales representatives, two are engaged for administration purposes and four are engaged in research and development activities).

Available Information

We file reports, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on From 8-K and amendments to those reports, with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains such reports, proxy, and information statements and other information regarding issuers at http://www.sec.gov. Our website is not part of this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Andrea is a party to the Revenue Sharing Agreement under which a perpetual predetermined share of its Monetization Revenues will be allocated to AND34 and under which a default could cause a material adverse effect on its financial position.

Under the Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then will be allocated to AND34 and the Company in accordance with certain predetermined percentages. During each of the years ended December 31, 2020 and 2019, $200,000 of notes payable were issued to AND34. At December 31, 2020, there was $2,093,967 of accrued and unpaid interest and related outstanding principal notes issued to AND34. The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Revenue Sharing Agreement and the Rider, AND34 may proceed to protect and enforce its rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Revenue Sharing Agreement, the Rider or ancillary documents including the notes.

Andrea is limited in its ability to get traditional funding.

The terms of the Revenue Sharing Agreement historically expressly prohibited the Company from incurring any other indebtedness in connection with the patents covered by the Revenue Sharing Agreement and collateral outside of the patents covered by the Revenue Sharing Agreement, barring certain exceptions. Such restrictions contained in the Revenue Sharing Agreement terminated on June 30, 2020 and no longer prohibit the Company from incurring additional indebtedness. However, in order to incur third party indebtedness, the Company would need to offer some form of collateral and currently much of the Company’s intellectual property is serving as collateral in connection with the Revenue Sharing Agreement. In addition, the conversion price adjustment provisions of the Company’s Series C and Series D Convertible Preferred Stock, and the current low quotation price of the Company’s common stock on the OTCQB limit our ability to get traditional funding.

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

We cannot assure you that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the years ended December 31, 2020 and 2019 were approximately $1,355,000 and $1,895,000, respectively. Net loss for the year ended December 31, 2020 was approximately $824,000, or $0.01 net loss per share on a basic and diluted basis, versus net loss of approximately $549,000, or $0.01 net loss per share on a basic and diluted basis, for the year ended December 31, 2019. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares eligible for future sale may have an adverse effect on market price; Andrea shareholders may experience substantial dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of March 23, 2021. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 10,000,000 shares reserved for future grants under our 2019 Plan; c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock and related accrued dividends; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 23, 2021, we had 11.469249 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60-day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days’ notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 4,153,312 shares, which is equal to approximately 6% of the 68,104,957 outstanding shares.

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

The majority of our assembly operations are fulfilled by subcontractors (primarily in Asia) using purchased components. Some specialized components for the Andrea DSP Microphone products, such as microphones and digital signal processing boards, are available from a limited number of suppliers (and in some cases foreign) and subject to long lead times. We may not be able to continue to obtain sufficient supplies of these more specialized components, particularly if the sales of our products increase substantially or market demand for these components otherwise increases. If our subcontractors fail to meet our production and shipment schedules, our business, results of operations and financial condition would be materially and adversely affected.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the Long Island area, which was considered an epicenter of the outbreak and is where the Company is located. Due to “shelter in place” orders and other public health guidance measures, the Company had implemented a work-from-home policy for all staff members. The Company’s increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact the Company’s business, financial condition and results of operation. Although the Company has not yet had any customers cancel any open orders, some customers have delayed shipments of products into future months, causing our 2020 product revenues through December 31, 2020 to be approximately $400,000 less than the same period in 2019.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration, spread and severity of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and elsewhere, business closures or business disruptions and the effectiveness of actions taken in the United States and elsewhere to contain and treat the disease, including the speed of the ongoing vaccine distribution effort. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s business, financial condition and results of operations.

Our business may be adversely affected if there is a default on the Payment Protection Program (“PPP”) Loans and/or the SBA Loan.

The Company entered into two PPP loans with HSBC Bank USA, N.A. in an aggregate principal amount of $285,552, pursuant to a program which was established under the CARES Act, whereby the Company received $142,775 in its first draw in May 2020 (the “PPP Loan First Draw”) and $142,777 in its second draw in February 2021 (the “PPP Loan Second Draw” and together with the PPP Loan First Draw, the “PPP Loans”). Under the terms of the CARES Act, recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. On January 18, 2021, the PPP Loan First Draw was forgiven, barring an initial $8,000 advance. No assurance is provided that the Company will obtain forgiveness of the remaining amount of the PPP Loan First Draw or any of the PPP Loan Second Draw; therefore, the Company may be liable for paying the outstanding balances of the PPP Loans back.

The PPP Loans contain customary events of default relating to, among other things, payment defaults or breach of representations and warranties. If the PPP Loans are not forgiven, the Company may default on the PPP Loans and trigger the immediate repayment of all amounts outstanding and/or the Lender filing suit and obtaining judgment against the Company.

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

While the SBA Loan does not allow for forgiveness like the PPP Loans, there are similar risks of default for the SBA Loan.

An unfavorable ruling in any current litigation proceeding or future proceeding may adversely affect our business, results of operations and financial condition.

From time to time, we are subject to litigation incidental to our business. For example, we are subject to the risk of adverse claims, interference proceedings before the U.S. Patent and Trademark Office, oppositions to patent applications outside the United States, and litigation alleging infringement of the proprietary rights of others. Litigation to establish the validity of patents, to assert infringement claims against others, and to defend against patent infringement claims can be expensive and time-consuming, even if the outcome is in our favor.

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

We generate revenues from regions outside the United States. For the years ended December 31, 2020 and 2019, total revenues from sales to customers outside the United States accounted for approximately 23% and 25%, respectively, of our total revenues. International sales and operations are subject to a number of risks, including:

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

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of these executive officers or key employees could have a material adverse effect on our business, results of operations and financial condition. Our future success depends on our continuing ability to attract and retain highly qualified managers and technical personnel. Competition for qualified personnel is intense and we may not be able to attract, motivate or retain qualified personnel in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Andrea has a lease for its corporate headquarters, which is located at 620 Johnson Avenue, Suite 1B, Bohemia, New York. The lease, which currently expires in November 2025, is for approximately 3,000 square feet of space used for research and development, sales and executive offices. We believe that we maintain our machinery, equipment and tooling in good operating condition and that these assets are adequate for our current business and are adequately insured. See Notes 5 and 12 of the accompanying Consolidated Financial Statements for further information concerning our property and equipment and leased facilities.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings, occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform. On March 23, 2021, there were approximately 298 holders of record of Andrea’s Common Stock.

No cash dividends were paid on Andrea’s Common Stock in 2020 or 2019.

During the three months ended December 31, 2020, the Company did not repurchase any of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art digital microphone products and noise reduction software that facilitate AI natural language processing of the human voice/machine interfaces.

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

Revenue Recognition – On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU No. 2014-09”), which is described below in Recent Accounting Pronouncements. In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

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

Accounts Receivable – We are required to estimate the collectability of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2020 and 2019, our allowance for doubtful accounts was $4,789.

Inventories – We are required to state our inventories at net realizable value. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes occur, as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical total revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. We had inventories of $114,393 and $210,161 at December 31, 2020 and 2019, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2020 and 2019.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, our ability to enforce our patents, changes in economic, competitive, governmental, technological and other factors, such as the ongoing impact of COVID-19 and the PPP Loans, that may affect our business and prospects. Additional factors are discussed in Part I, “Item 1A – Risk Factors” of this Form 10-K.

Results Of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total Revenues

	For the Year Ended December 31,		% Change
	2020	2019
Patent Monetization revenues
License revenues	$554	$950	(42)
Total Patent Monetization revenues	554	950

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	334,904	670,236	(50)	(a)
Revenue from OEM array microphone products	777,487	897,718	(13)	(b)
Revenue from customized digital product	100,670	125,782	(20)	(c)
All other Andrea DSP Microphone and Audio Software Product revenues	79,572	158,586	(50)	(d)
License revenues and service related revenues	62,176	41,968	49	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	1,354,809	1,894,290	(29)

Total revenues	$1,355,363	$1,895,240	(29)

(a)	The decrease of approximately $335,000 for the year ended December 31, 2020, as compared to the same period in 2019, in revenues from automotive array microphone products is primarily the result of timing of sales to integrators of public safety and mass transit vehicle solutions because of COVID-19.

(b)	The decrease of approximately $120,000 for the year ended December 31, 2020, as compared to the same period in 2019, in revenues of OEM array microphone products is primarily the result of decreased product revenues from integrators of commercial product audio solutions because of COVID-19.

(c)	The decrease of approximately $25,000 for the year ended December 31, 2020, as compared to the same period in 2019, from customized digital product revenues is related to the timing of purchases from an OEM customer because of COVID-19.

(d)	The decrease of approximately $79,000 for the year ended December 31, 2020, as compared to the same period in 2019, in all other Andrea DSP Microphone and Audio Software Product revenues is primarily the result of timing in revenues from sales to the China market for audio solutions.

(e)	The increase of approximately $20,000 for the year ended December 31, 2020, as compared to the same period in 2019, is primarily the result of increased service revenue of approximately $31,000 related to engineer services partially offset by decreased royalties reported as a result of a decrease in sales of PC models which feature our technology.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the year ended December 31, 2020 decreased to 23% from 28% for the year ended December 31, 2019. There was no cost of revenues associated with the Patent Monetization revenues of $554 and $950 for the years ended December 31, 2020 and 2019, respectively. The cost of revenues as a percentage of total revenue for the year ended December 31, 2020 for Andrea DSP Microphone and Audio Software Products was 23% compared to 28% for the year ended December 31, 2019. These changes are primarily the result of the changes in the product mix of revenues as described under “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the year ended December 31, 2020 decreased by 14% to $166,694 from $194,215 for the year ended December 31, 2019, primarily as a result of timing of legal services incurred to pursue patent monetization. These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part I, “Item 3 –Legal Proceedings” of this Form 10-K. Such patent monetization is a key component of our business strategy.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 increased by 1% to $573,980 from $568,799 for the year ended December 31, 2019. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2020, research and development expenses reflected a 22% decrease in our Patent Monetization efforts to $18,908 or 3% of total research and development expenses, and a 2% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $555,072, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased by approximately 1% to $1,058,980 for the year ended December 31, 2020 from $1,070,654 for the year ended December 31, 2019. For the year ended December 31, 2020, there was a 1% decrease in our Patent Monetization efforts to $177,206, or 17% of total general, administrative and selling expenses and a 1% decrease in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology efforts to $881,774, or 83% of total general, administrative and selling expenses. The overall 1% decrease of approximately $12,000 is primarily related to decreased stock based compensation expense.

Interest expense, net

Interest expense, net for the year ended December 31, 2020 was $68,020, compared to interest expense, net of $70,133 for the year ended December 31, 2019.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2020 was $619, compared to $1,805 for the year ended December 31, 2019. The provision for income taxes for the years ended December 31, 2020 and 2019 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues of approximately $3,000 and $9,000 for the years ending December 31, 2020 and 2019, respectively, are earned.

Net loss

Net loss for the year ended December 31, 2020 was $823,835 compared to a net loss of $548,566 for the year ended December 31, 2019. The net loss for the year ended December 31, 2020 principally reflects the factors described above.

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

Liquidity And Capital Resources

At December 31, 2020, we had cash of $362,730 compared to $335,790 at December 31, 2019. The increase in our cash balance at December 31, 2020 is primarily a result of proceeds of the Additional Notes received in connection with the Revenue Sharing Agreement, the SBA Loan and the PPP Loan partially offset by cash used in operating activities.

Our working capital balance at December 31, 2020 was $321,491 compared to working capital of $556,850 at December 31, 2019. The decrease in working capital reflects a decrease in total current assets of $196,347 and an increase in total current liabilities of $39,012. The decrease in total current assets reflects an increase in cash of $26,940, a decrease in accounts receivable of $195,308, a decrease in inventories of $95,768 and an increase in prepaid expenses and other current assets of $67,789. The increase in total current liabilities reflects an increase in trade accounts payable and other current liabilities of $29,033 and an increase in the current portion of long-term debt of $9,979.

The increase in cash of $26,940 reflects $448,543 of net cash used in operating activities, plus $25,292 of net cash used in investing activities, partially offset by $500,775 of net cash provided by financing activities.

The cash used in operating activities of $448,543, excluding non-cash charges, is primarily attributable to the $823,835 net loss for the year ended December 31, 2020, a $194,689 decrease in accounts receivable, a $104,948 decrease in inventories, a $67,790 increase in prepaid expenses, other current assets and other assets, and a $19,078 decrease in trade accounts payable and other current liabilities and lease liabilities. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s operations.

The cash used in investing activities of $25,292 reflects a $19,303 increase in patents and trademarks and purchases of property and equipment of $5,989. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer equipment.

The cash provided by financing activities of $500,775, reflects $200,000 of proceeds from long-term debt, $158,000 from the SBA Loan and $142,775 from the PPP Loan First Draw.

We plan to improve our cash flows in 2021 by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software to result in increased licensing arrangements, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products, as well as our increased efforts toward our sales and marketing efforts. As of March 23, 2021, Andrea had approximately $340,000 of cash deposits. We cannot assure you that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Market Risk

Historically, our principal source of financing activities had been the issuance of convertible preferred stock with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions entered into by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. For the year ended December 31, 2020, total revenue from sales to customers outside the United States accounted for approximately 23% of our total revenue. The foregoing could materially adversely affect our business, financial condition and results of operations.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 31, 2021, the Company amended the employment agreement, dated August 1, 2014, with Douglas J. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company (the “Amended Agreement”). The original agreement, as amended, was scheduled to terminate on January 31, 2021. The Amended Agreement extended this date until July 31, 2021. Pursuant to the Amended Agreement, Mr. Andrea will receive an annual base salary of $216,000.

If a change in control occurs during the term of the Amended Agreement and results in the subsequent termination of Mr. Andrea’s employment within twelve months thereafter, Mr. Andrea will be entitled to a severance payment equal to twelve months of Mr. Andrea's most recent Base Salary plus a pro-rated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options.

Under the Amended Agreement, in the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus two months pro-rated portion of Mr. Andrea's most recent annual and quarterly bonuses, payment of $12,500, (the un-paid bonus for the quarter ended September 30, 2017), and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months.

The foregoing summary of the Amended Agreement is not complete and is qualified in its entirety by reference to the complete text of such amendment, which is filed as Exhibit 10.5 to this Form 10-K and which is incorporated herein by reference in its entirety.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and their ages are as of December 31, 2020. Based on their respective experiences, qualifications, attributes and skills set forth below, the Board of Directors determined that each current Director should serve as a Director.

Douglas J. Andrea, age 58, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

Mr. Andrea’s extensive experience in the software and communications industry affords the Board valuable insight regarding the business and operation of the Company. In addition, Mr. Andrea’s extensive background in corporate management provides him with a unique and broad-based decision-making experience. Mr. Andrea has held various positions within the Company, which has given him knowledge of all aspects of the Company’s business and history and positions him well to continue to serve as a member of the Board.

Louis Libin, age 62, has been a Director of the Company since February 2002. Mr. Libin is Vice President of Spectrum Policy and Strategy for One Media and Sinclair Broadcast Group (SBGI). Since 1996, he has been the President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Mr. Libin has been an executive director of the Advanced Television Broadcasting Alliance (the “ATBA”) since January 2014. The ATBA is an organization comprised of hundreds of low-power television (“LPTV”) broadcasters, owners and operators of translators, and allied industry organizations and companies. Mr. Libin also served as the Senior Director for advanced technology for Sinclair Broadcast Group from 2015 to 2018. Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships, makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 70, has been a Director of the Company since September 2003. Since 2020, Mr. Migliozzi serves as Vice President of Finance and Chief Financial Officer of Eastern Alloys, Inc., a company that formulates metal alloys primarily from zinc and aluminum. From 2008 to 2019, Mr. Migliozzi served as the Executive Vice President of Ionian Management Inc., a petroleum shipping, trading and distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice, from 2005 to 2008. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Turtle Beach Systems. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 64, has been a Director of the Company since 2003. He currently is Senior Vice President of Networks Sales for Sinclair Broadcast, one of the largest owners of television stations in the country, and served in such positon since January 2014. Previously, he was the Senior Director of Advanced Advertising from 2010 to 2013, heading the group for Viamedia, a cable television advertising representation company that represents many cable providers including, but not limited to, Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 48, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officer whose total compensation was over $100,000 during the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus	Total
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary	2020	$216,000	$-	$216,000
	2019	216,000	-	216,000
Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary	2020	$170,000	$-	$170,000
	2019	170,000	-	170,000

Outstanding Equity Awards at December 31, 2020

The following table provides information concerning outstanding unexercised options as of December 31, 2020 for each named executive officer. Neither of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2020.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date
Douglas J. Andrea	500,000	-	$0.10	9-02-2024
	500,000	-	$0.06	8-07-2025
	1,400,000	-	$0.05	11-16-2026
Corisa L. Guiffre	350,000	-	$0.08	10-21-2024
	400,000	-	$0.05	11-16-2026

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on January 31, 2021. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2021, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At December 31, 2020, the future minimum cash commitments under this agreement aggregate $126,000.

On November 11, 2008, the Company entered into an amended and restated change in control agreement with Corisa Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary of the Company. The change in control agreement provides Ms. Guiffre with a severance benefit upon termination in connection with a change in control (as defined in the agreement). If Ms. Guiffre is terminated following a change in control, the Company will pay Ms. Guiffre a sum equal to three times Ms. Guiffre’s average annual compensation for the five preceding taxable years. All restrictions on any restricted stock will lapse immediately and incentive stock options and stock appreciation rights, if any, will become immediately exercisable in the event of a change in control. Upon the occurrence of a change in control followed by Ms. Guiffre’s termination of employment, the Company will continue life, medical, dental and disability coverage for 36 full calendar months following the date of termination.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2020 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards	Total
Gary A. Jones(1)	$1,500	$-	$1,500
Louis Libin	6,500	-	6,500
Joseph J. Migliozzi	7,000	-	7,000
Jonathan D. Spaet	5,500	-	5,500

(1)	Mr. Jones passed away on October 12, 2020; therefore, the above fees earned by Mr. Jones only represent the fees earned from January 1, 2020 through October 12, 2020.

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2020. Mr. Andrea, as an employee director does not receive any retainers or fees for his service on the Board of Directors.

Annual Retainer	$3,500
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 23, 2021, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)	Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)
Executive Officer
Douglas J. Andrea	2,923,576	2,400,000	7.6%
Corisa L. Guiffre	102,750	750,000	1.6%
Non-Employee Directors
Louis Libin	352,149	475,000	1.2%
Joseph J. Migliozzi	1,529,354	475,000	2.9%
Jonathan D. Spaet	29,261	375,000	*
Current directors and executive officers as a group (5 persons)	4,933,214	4,475,000	13.0%
____________________

*	Less than 1%

(1)

Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 23, 2021, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated, none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

The following table sets forth certain information as of March 23, 2021 with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned		Common Stock Equivalents (1)		Percent of Common Stock and Common Stock Equivalents Outstanding (2)
Alpha Capital Anstalt	-		5,722,159	(3)	7.8%
Pradafant 7,
Furstentums 9490
Vaduz, Liechtenstein
Nickolas W. Edwards	5,390,000	(4)	-		7.9%
937 Pine Ave, Long Beach, CA 90813
____________________

(1)

Alpha Capital Anstalt (“Alpha Capital”) holds the Company’s Series C and Series D Preferred Stock that is convertible in the Company’s common stock. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.

(2)

Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus in the case of Alpha Capital the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.

(3)

Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital is not known as of March 23, 2021. As of March 23, 2021, Alpha Capital has 2,086,809 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above for limitations on the conversion of such common stock equivalents.

(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards.

The following table sets forth certain information as of December 31, 2020 for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,301,500	$0.06	10,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	6,301,500	$0.06	10,000,000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2020 and 2019 by Marcum LLP:

	2020	2019
Audit Fees	$109,500	$109,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2020, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets—at December 31, 2020 and 2019

●	Consolidated Statements of Operations—Years Ended December 31, 2020 and 2019

●	Consolidated Statements of Shareholders’ Deficit—Years Ended December 31, 2020 and 2019

●	Consolidated Statements of Cash Flows—Years ended December 31, 2020 and 2019

●	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant, dated May 14, 1992 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, dated August 19, 1997 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated November 24, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated May 7, 1999 (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 10, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated September 28, 2000 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated October 3, 2000 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)
3.8	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)
3.9	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)
3.10	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
3.11	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)

Exhibit Number	Description
4.1	Description of Securities+
4.2	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)
10.1	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)
10.2	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K filed on March 16, 2010)
10.3	* 2019 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on September 18, 2019)
10.4	*Employment Agreement, dated as of August 1, 2014 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 8, 2014)
10.5	+ * Tenth Amendment to Executive Employment Agreement, dated as of January 31, 2021, by and between Andrea Electronics Corporation and Douglas J. Andrea
10.6	*Amended and Restated Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 14, 2008)
10.7	**Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)
10.8	**Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)
10.9	Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2016)
10.10	First Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of October 24, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on May 15, 2019)
10.11	Second Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of May 10, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on May 15, 2019)
14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)
21.0	+Subsidiaries of Registrant
23.1	+Consent of Independent Registered Public Accounting Firm
31.0	+Rule 13a-14(a)/15d – 14(a) Certifications
32.0	+Section 1350 Certifications
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL:
(i)	the Consolidated Balance Sheets;
(ii)	the Consolidated Statements of Operations;
(iii)	the Consolidated Statements of Shareholders’ Equity;
(iv)	the Consolidated Statements of Cash Flows; and
(v)	the Notes to the Consolidated Financial Statements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, utilizing the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Andrea Electronics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company is required to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern and meet its obligations as they become due within one year after the date that the consolidated financial statements have been issued. The Company has current year and historical losses, cash flows used in operations and adverse change in the business climate based on the impacts of COVID-19. Management believes, based on the Company’s cash balances, current working capital, loan proceeds from a Paycheck Protection Program loan and projected future revenues, the Company will be able to satisfy their obligations as they come due for at least one year from the financial statement issuance date. The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future.

The principal considerations for our determination that performing procedures relating to the Company’s assessment of its ability to continue as a going concern is a critical audit matter are the significant judgement by management in the estimation of the Company’s future cash flows and the risk of bias in managements judgments and assumptions in estimating these cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s assessment of its ability to continue as a going concern included the following, among others:

We tested the reasonableness of the forecasted revenue, operating expenses and uses and sources of cash in management’s assessment of liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting managements forecasts and reviewing customer purchase orders and/or forecasts used in the projections.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2002.
Melville, NY
March 31, 2021

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS

Current assets:
Cash	$362,730	$335,790
Accounts receivable, net of allowance for doubtful accounts of $4,789	182,871	378,179
Inventories	114,393	210,161
Prepaid expenses and other current assets	110,235	42,446
Total current assets	770,229	966,576

Property and equipment, net	17,725	26,160
Intangible assets, net	212,619	231,123
Other assets, net	209,331	65,612
Total assets	$1,209,904	$1,289,471

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

Current liabilities:
Trade accounts payable and other current liabilities	$419,591	$390,558
Current portion of long-term debt	9,979	-
Accrued Series C Preferred Stock Dividends	19,168	19,168
Total current liabilities	448,738	409,726

Lease liabilities payable	159,794	15,221
Long-term debt	2,388,192	1,827,509
Total liabilities	2,996,724	2,252,456

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies:

Shareholders’ (deficit):
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.47; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; 68,104,957 issued and outstanding	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(80,563,852)	(79,740,017)

Total shareholders’ (deficit)	(1,786,820)	(962,985)

Total liabilities and shareholders’ (deficit)	$1,209,904	$1,289,471

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenues
Net product revenues	$1,295,833	$1,852,322
License revenues and service related revenues	59,530	42,918
Total revenues	1,355,363	1,895,240
Cost of revenues	310,905	538,200
Gross margin	1,044,458	1,357,040
Patent Monetization Expenses	166,694	194,215
Research and development expenses	573,980	568,799
General, administrative and selling expenses	1,058,980	1,070,654
Operating loss	(755,196)	(476,628)
Interest expense, net	(68,020)	(70,133)
Loss from operations before provision for income taxes	(823,216)	(546,761)
Provision for income taxes	619	1,805
Net loss	$(823,835)	$(548,566)
Basic and diluted weighted average shares	68,104,957	68,104,957
Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, January 1, 2019	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,069,200	$(79,191,451)	$(432,129)
Stock-based Compensation Expense related to Stock Option Grants	-	-	-	-	-	-	17,710	-	17,710
Net loss	-	-	-	-	-	-	-	(548,566)	(548,566)
Balance, December 31, 2019	11.469249	$-	907,144	$9,072	68,104,957	681,050	78,086,910	(79,740,017)	(962,985)
Net loss	-	-	-	-	-	-	-	(823,835)	(823,835)
Balance, December 31, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,563,852)	$(1,786,820)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2020	2019
Net loss	$(823,835)	$(548,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,231	77,361
Stock based compensation	-	17,710
Inventory net realizable adjustment	(9,180)	16,978
Provision for income tax withholding	619	1,805
Amortization of right-of-use assets	48,965	47,974
Deferred interest on PPP and SBA loans	3,429	-
PIK interest, net	66,458	76,226
Change in:
Accounts receivable	194,689	38,697
Inventories	104,948	(14,083)
Prepaid expenses, other current assets and other assets	(67,789)	35,147
Trade accounts payable and other current liabilities and lease liability payable	(19,078)	(83,243)
Net cash used in operating activities	(448,543)	(333,994)

Cash flows from investing activities:
Purchases of property and equipment	(5,989)	-
Purchases of patents and trademarks	(19,303)	(16,737)
Net cash used in investing activities	(25,292)	(16,737)

Cash flows from financing activities:
Proceeds from PPP loan	142,775	-
Proceeds from SBA loan	158,000	-
Proceeds from long-term debt	200,000	200,000
Net cash provided by financing activities	500,775	200,000

Net increase (decrease) in cash	26,940	(150,731)

Cash, beginning of year	335,790	486,521
Cash, end of year	$362,730	$335,790

Supplemental disclosures of cash flow information:
Cash paid for:
Income Taxes	$947	$2,473

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

1. ORGANIZATION AND BUSINESS

Andrea Electronics Corporation, incorporated in the State of New York in 1934, (together with its subsidiaries, “Andrea” or the “Company”) has been engaged in the electronic communications industry since its inception. Since the early 1990s, Andrea has been primarily focused on developing and manufacturing state-of-the-art microphone technologies and products for enhancing speech-based applications software and communications, primarily in the computer and business enterprise markets that require high quality, clear voice signals. Andrea’s technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. Andrea DSP Microphone and Audio Software Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate Digital Signal Processing, Noise Cancellation, Active Noise Cancellation and Active Noise Reduction microphone technologies, and are designed to cancel background noise in a wide range of noisy environments, such as homes, offices, factories and automobiles. Andrea also manufactures a line of accessories for these products for the consumer and commercial markets in the United States as well as in Europe and Asia. Andrea’s products and technologies are developed in part using its proprietary intellectual property. Andrea intends to vigorously defend and monetize its intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways, including but not limited to one-time paid up licenses or on-going royalty arrangements. Andrea records these activities as part of Andrea’s Patent Monetization segment.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the Long Island area, where the Company is located.

The COVID-19 global pandemic continues to rapidly evolve. The Company is continually monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread including the speed of the ongoing vaccine distribution effort, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's operations and liquidity is uncertain as of the date of this report. Although the Company has not yet had customers cancel any open orders, some customers have delayed shipments of products into future months, causing the Company’s 2020 product revenues to be approximately $400,000 less than the same period in 2019. While there could ultimately be a material impact on future operations and liquidity of the Company, the full impact of COVID-19 cannot be determined.

On May 8, 2020, the Company entered into a certain U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775 (the “PPP Loan First Draw”). The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the Payment Protection Program (“PPP”) which was established under the CARES Act and is administered by the U.S. Small Business Administration. See Note 7 for additional information on the PPP Loans. On January 18, 2021, the PPP Loan First Draw was forgiven by the SBA, barring an initial $8,000 advance. The Company expects the initial advance to also be forgiven.

On July 13, 2020, the Company entered into a U.S. Small Business Administration Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The Company used the proceeds of the SBA Loan for such purpose. See Note 7 for additional information on the SBA Loan.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

On February 5, 2021, the Company entered into a certain U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,777 (the “PPP Loan Second Draw” and together with the PPP Loan First Draw, the “PPP Loans”). The PPP Loan Second Draw was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. See Note 7 for additional information on the PPP Loans.

The Company’s loss before income taxes was approximately $823,000 for the year ended December 31, 2020, of which $52,000 represents non-cash depreciation and amortization expenses. As part of its evaluation, management considered the Company’s cash balance of $362,730 and working capital of $321,491 as of December 31, 2020 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

Principles of Consolidation

The consolidated financial statements include the accounts of Andrea and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operation or loss per share.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	December 31,
	2020	2019
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 13)	6,301,500	8,100,500
Series C Convertible Preferred Stock and related accrued dividends (Note 9)	524,736	524,736
Series D Convertible Preferred Stock (Note 10)	3,628,576	3,628,576

Total potentially dilutive common shares	10,454,812	12,253,812

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the years ended December 31, 2020 and 2019, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which its deposits are held. At December 31, 2020, the Company’s cash was held at four financial institutions.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Concentration of Risk

The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	December 31,
	2020	2019
Customer A	31%	40%
Customer B	23%	18%
Customer C	15%	18%
________________________

*	Amounts are less than 10%

As of December 31, 2020, Customers A, B and C accounted for approximately 32%, 14% and 17%, respectively, of accounts receivable. As of December 31, 2019, Customers A, B and C accounted for approximately 39%, 17% and 31%, respectively, of accounts receivable.

Allowance for Doubtful Accounts

The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience, as well as specific customer collection issues that have been identified. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with ASC 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2020 and 2019.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU No. 2014-09”), which is described below in Recent Accounting Pronouncements. In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

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

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately three months in arrears due to the fact that its agreements require customers to report revenues between 30-60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At December 31, 2020, the Company did not have any deferred revenue. See Note 14 for additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020, the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2016 through 2020. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Stock-Based Compensation

At December 31, 2020, Andrea had one stock-based employee compensation plan, which is described more fully in Note 13. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

All media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2020 and 2019 were approximately $6,000 and $12,000, respectively and are included in general, administrative and selling expenses.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurement and Disclosures: (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about payments to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 applies to all assets and liabilities that are measured and reported on a fair value basis.

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2020 and 2019, the carrying value of all financial instruments approximated fair value.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than what is disclosed, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,
	2020	2019
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	983,010	963,707
	9,550,458	9,531,155
Less: accumulated amortization	(9,337,839)	(9,300,032)
	$212,619	$231,123

The changes in the carrying amount of intangible assets during the years ended December 31, 2020 and 2019 were as follows:

Balance as of January 1, 2019	$262,819
Additions during the period	16,737
Amortization	(48,433)
Balance as of December 31, 2019	231,123
Additions during the period	19,303
Amortization	(37,807)
Balance as of December 31, 2020	$212,619

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2020 and 2019, Andrea concluded that there were no long-lived assets that were required to be tested for recoverability.

Amortization expense was $37,807 and $48,433 for the years ended December 31, 2020 and 2019, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $30,000, $28,000, $26,000, $26,000 and $26,000, respectively.

4. INVENTORIES

Inventories consisted of the following:

	December 31,
	2020	2019
Raw materials	$18,996	$22,254
Finished goods	95,397	187,907
	$114,393	$210,161

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	December 31,
	2020	2019
Information Technology Equipment	$280,724	$274,735
Furniture and fixtures	87,958	87,958
Tools, molds and testing equipment	212,366	212,366
	581,048	575,059
Less: accumulated depreciation and amortization	(563,323)	(548,899)
	$17,725	$26,160

Depreciation and amortization of property and equipment was $14,424 and $28,928 for the years ended December 31, 2020 and 2019, respectively.

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT

Revenue Sharing and Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were also repaid in 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes and related PIK interest have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2019, there was $1,684,422 of Additional Notes principal and $143,087 PIK interest outstanding. As of December 31, 2020, there was $1,884,422 of Additional Notes principal and $209,545 PIK interest outstanding.

Any Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then to repay outstanding principal of, the Additional Notes. After the Additional Notes are paid in full, the Monetization Revenues will be allocated amongst the Revenue Participants and the Company in accordance with certain predetermined percentages (based on aggregate amounts received by the Revenue Participants) ranging from 50% to the Revenue Participants to ultimately 20%. Monetization Revenues is defined in the Revenue Sharing Agreement to include, but is not limited to, amounts that the Company receives from third parties with respect to the Patents, which may include new license revenues, certain product revenue, payments and judgments. Monetization Revenues and associated expenses are included in the Company’s Patent Monetization Segment (See Note 14).

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

7. LONG TERM DEBT

On May 8, 2020, the Company entered into the PPP Loan First Draw, a U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775. While applying for the PPP Loan First Draw, the U.S. Small Business Administration advanced $8,000 of loan proceeds to the Company on April 30, 2020. The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan First Draw is two years with a maturity date of May 8, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan First Draw will be deferred until the SBA has reached a decision on the Company’s loan forgiveness application. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan First Draw. The Company used the proceeds of the PPP Loan First Draw for Qualifying Expenses. The Company was granted loan forgiveness of the PPP Loan First Draw in January 2021, for all but the $8,000 that was initially advanced.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

	December 31,
	2020	2019
Additional Notes	$1,884,422	$1,684,422
PIK interest	209,545	143,087
PPP Loan with accrued interest	143,703	-
SBA Loan with accrued interest	160,501	-
Total long-term debt	2,398,171	1,827,509
Less: current maturities of long-term debt	(9,979)	-
Long-term debt, net of current maturities	$2,388,192	$1,827,509

The unpaid principal amount of the Additional Notes (including any PIK interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3.00% and 4.10% at December 31, 2020 and 2019, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company or otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such PIK interest. The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the years ended December 31, 2020 and 2019 $200,000 of Additional Notes were issued to AND34. As of December 31, 2020, the remaining amount of Additional Notes that can be issued is $3,700,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

On March 12, 2021 $100,000 of Additional Notes were issued to AND34.

On February 5, 2021, the Company entered into the PPP Loan Second Draw, a U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,777. The PPP Loan Second Draw was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan Second Draw. The Company intends to use the proceeds of the PPP Loan Second Draw, for Qualifying Expenses. The Company intends to apply for loan forgiveness of the PPP Loan Second Draw, there is no assurance that the Company will be granted forgiveness of the PPP Loan Second Draw in whole or in part.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

8. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consisted of the following:

	December 31,
	2020	2019
Trade accounts payable	$49,182	$87,524
Payroll and related expenses	39,290	7,788
Patent monetization expenses	120,105	107,605
Current lease liabilities	44,630	47,364
Deferred revenue	34,178	-
Professional and other service fees	132,206	140,277
Total trade accounts payable and other current liabilities	$419,591	$390,558

9. SERIES C CONVERTIBLE PREFERRED STOCK

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

As of December 31, 2020, there were 11.469249 shares of Series C Preferred Stock outstanding, which were convertible into 524,736 shares of Common Stock and had remaining accrued dividends of $19,168.

10. SERIES D CONVERTIBLE PREFERRED STOCK

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The shares of Series D Preferred Stock are also subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (an effective conversion price of $0.25 per share), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over-the-Counter Bulletin Board for the common stock issuable under the Series D Preferred Stock and to arrange for at least two market makers to register with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Preferred Stock is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment. This payment is to be paid in cash and is equal to the product of (i) the stated value of such Preferred Shares multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days during that period that may be considered grace periods as defined by the Registration Rights Agreement).

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

As of December 31, 2020, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

11. INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act has an immaterial impact on the Company’s income taxes.

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2019 and during the years ended December 31, 2020 and 2019.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2017 through 2020. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2020. For the year ended December 31, 2020, the Company determined that, more likely than not, its deferred tax assets would not be realized and, accordingly, decreased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The provision for income tax consisted of the following:

	For the Years Ended December 31,
	2020	2019
Current:
Federal	$-	$-
Foreign	619	1,805
State and Local	-	-
Total Current	619	1,805
Deferred
Federal	1,731,000	1,337,000
Foreign	-	-
State and Local	(9,000)	25,000
Adjustment to valuation allowance related to net deferred tax assets	(1,722,000)	(1,362,000)
Total Deferred	-	-
Provision for income taxes	$619	$1,805

The provision for income taxes for the years ended December 31, 2020 and 2019 of approximately $600 and $1,800, respectively, is the result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned partially offset by a Federal income tax refund relating to alternative minimum tax credits.

Loss before income taxes is comprised of the following:

	For the Years Ended December 31,
	2020	2019
Domestic	$(826,359)	$(555,843)
Foreign	3,143	9,082
Net loss before income taxes	$(823,216)	$(546,761)

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before provision for income taxes is as follows:

	For the Years Ended December 31,
	2020	2019
Tax provision at statutory rate	(21)%	(21)%
State and local taxes	(3)%	(3)%
Incentive Stock Option Expense	-	1%
Change in valuation allowance for net deferred tax assets	24%	23%
	-%	-%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$16,000	$17,000
Allowance for doubtful accounts	1,000	1,000
Deferred revenue	8,000	-
Reserve for obsolescence	23,000	25,000
Expense associated with non-qualified stock options	37,000	37,000
Revenue Sharing Agreement	210,000	234,000
General business credit	1,004,000	1,198,000
NOL carryforward	5,732,000	7,241,000
	7,031,000	8,753,000
Less: valuation allowance	(7,031,000)	(8,753,000)
Deferred tax asset, net	$-	$-

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2020	2019
Beginning Balance	$8,753,000	$10,115,000
Change in Allowance	(1,722,000)	(1,362,000)
Ending Balance	$7,031,000	$8,753,000

As of December 31, 2020, Andrea federal had net operating loss carryforwards of approximately $27,000,000. $2,400,000 of these federal net operating loss carryforwards are carried forward indefinitely, the remaining $24,600,000 expire in varying amounts beginning in 2021 through 2036. Andrea has state net operating loss carryforwards of approximately $3,700,000 expiring in varying amounts beginning in 2035. Andrea has general business credits of approximately $1,000,000 expiring in varying amounts beginning in 2021 through 2039. The Company records tax benefits and expense in the statements of earnings.

12. COMMITMENTS AND CONTINGENCIES

Leases

Effective January 1, 2019, the Company adopted a new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets and corresponding operating lease liabilities of $77,547, with no material cumulative effect adjustment to equity as of the date of adoption. The financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases

	December 31, 2020	December 31, 2019
Other Assets	$204,081	$60,362

Trade accounts payable and other current liabilities	$44,630	$47,364
Lease liabilities payable non-current	159,794	15,221
Total operating lease liabilities	$204,424	$62,585

Weighted-average remaining lease term	56 months	17 months
Weighted-average discount rate	4.00%	7.34%

As of December 31, 2020, maturities of operating lease liabilities were as follows:

2021	$51,787
2022	45,071
2023	42,389
2024	43,743
2025	40,344
Total	223,334
Less: interest	(18,910)
Total Lease Payments	$204,424

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on January 31, 2021. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2021, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At December 31, 2020, the future minimum cash commitments under this agreement aggregate $126,000.

On November 11, 2008, the Company entered into an amended and restated change in control agreement with Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary of the Company. The change in control agreement provides Ms. Guiffre with a severance benefit upon termination in connection with a change in control (as defined in the agreement). If Ms. Guiffre is terminated following a change in control, the Company will pay Ms. Guiffre a sum equal to three times Ms. Guiffre’s average annual compensation for the five preceding taxable years. All restrictions on any restricted stock will lapse immediately and incentive stock options and stock appreciation rights, if any, will become immediately exercisable in the event of a change in control of the Company. Upon the occurrence of a change in control followed by Ms. Guiffre’s termination of employment, the Company will continue life, medical, dental and disability coverage for 36 full calendar months following the date of termination.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings, occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit.

The New York Litigation is stayed pending the final outcome of Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Andrea intends to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

13. STOCK PLANS AND STOCK-BASED COMPENSATION

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

No options were granted during the year ended December 31, 2020 or 2019.

Option activity during 2020 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2020	8,100,500	$0.07	$0.07	4.80 years	8,100,500	$0.07	$0.07	4.80 years
Canceled	(1,799,000)	$0.11	$0.11
At December 31, 2020	6,301,500	$0.06	$0.06	4.98 years	6,301,500	$0.06	$0.06	4.98 years

During the year ended December 31, 2020, no options vested, nor were any options exercised or forfeited. Based on the December 31, 2020 fair market value of the Company’s common stock of $0.04 per share, there is no aggregate intrinsic value for the 6,301,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the year ended December 31, 2020. Total compensation expense recognized related to stock option awards was $17,710 for the year ended December 31, 2019. In the accompanying consolidated statement of operations for the year ended December 31, 2019, $15,659 of expense is included in general, administrative and selling expenses and $2,051 is included in research and development expenses. As of December 31, 2020, there is no unrecognized compensation cost related to nonvested share-based compensation arrangements.

14. SEGMENT INFORMATION

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2020 and 2019:

2020 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2020
Net product revenues	$-	$1,295,833	$1,295,833
Service related revenues	-	45,200	45,200
License revenues	554	13,776	14,330
Loss from operations	(362,254)	(392,942)	(755,196)
Depreciation and amortization	18,908	33,323	52,231
Purchases of property and equipment	-	5,989	5,989
Purchases of patents and trademarks	9,651	9,652	19,303
Assets	279,437	930,467	1,209,904
Total long lived assets	106,296	333,379	439,675

2019 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2019
Net product revenues	$-	$1,852,322	$1,852,322
Service related revenues	-	17,271	17,271
License revenues	950	24,697	25,647
Loss from operations	(397,200)	(79,428)	(476,628)
Depreciation and amortization	24,220	53,141	77,361
Purchases of patents and trademarks	8,369	8,368	16,737
Assets	257,685	1,031,786	1,289,471
Total long lived assets	115,562	207,333	322,895

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2020 and 2019, and as of each respective year-end, total revenues and accounts receivable by geographic area were as follows:

Geographic Data	2020	2019
Total Revenues:
United States	$1,043,384	$1,420,447
Foreign(1)	311,979	474,793
	$1,355,363	$1,895,240
Accounts receivable:
United States	$157,725	$218,935
Foreign	25,146	159,244
	$182,871	$378,179
____________________

(1)	Net revenues to any one foreign country did not exceed 10% for the years ended December 31, 2020 or 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President,
Chief Executive Officer and Corporate
Secretary

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 31, 2021
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 31, 2021
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ LOUIS LIBIN	Director	March 31, 2021
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 31, 2021
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 31, 2021
Jonathan D. Spaet