Form 10-Q
period 2021-03-31
ANDREA ELECTRONICS CORP
filed 2021-05-17
CIK 6494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large Accelerated Filer ☐	Accelerated Filer	☐
Non-Accelerated Filer ☒	Smaller Reporting Company	☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2021, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$389,995	$362,730
Accounts receivable, net of allowance for doubtful accounts of $4,789	285,018	182,871
Inventories, net	218,869	114,393
Prepaid expenses and other current assets	48,381	110,235
Total current assets	942,263	770,229

Property and equipment, net	16,094	17,725
Intangible assets, net	205,436	212,619
Other assets, net	197,680	209,331
Total assets	$1,361,473	$1,209,904

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$470,176	$419,591
Current portion of long-term debt	6,579	9,979
Accrued Series C Convertible Preferred Stock Dividends	19,168	19,168
Total current liabilities	495,923	448,738

Lease liabilities payable	148,016	159,794
Long-term debt	2,508,277	2,388,192
Total liabilities	3,152,216	2,996,724

Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies

Shareholders’ deficit :
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(80,567,775)	(80,563,852)

Total shareholders’ deficit	(1,790,743)	(1,786,820)

Total liabilities and shareholders’ deficit	$1,361,473	$1,209,904

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenues
Net product revenues	$423,215	$377,755
License revenues	3,269	4,896
Total revenues	426,484	382,651

Cost of product revenues	103,149	85,872

Gross margin	323,335	296,779

Patent Monetization expenses	39,172	39,390

Research and development expenses	137,724	152,621

General, administrative and selling expenses	276,216	283,056

Operating loss	(129,777)	(178,288)

Gain from forgiveness of PPP Loan First Draw and related interest	143,641	-

Interest expense, net	(17,499)	(17,467)

Loss from operations before provision for income taxes	(3,635)	(195,755)

Provision for income taxes	288	506

Net loss	$(3,923)	$(196,261)

Basic and diluted weighted average shares	68,104,957	68,104,957
Basic and diluted net loss per share	$(.00)	$(.00)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

	Series C		Series D
	Convertible	Series C	Convertible	Series D
	Preferred	Convertible	Preferred	Convertible	Common		Additional		Total
	Stock	Preferred	Stock	Preferred	Stock	Common	Paid-In	Accumulated	Shareholders’
	Outstanding	Stock	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance, January 1, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,740,017)	$(962,985)
Net loss	-	-	-	-	-	-	-	(196,261)	(196,261)
Balance, March 31, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,936,278)	$(1,159,246)

Balance, January 1, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,563,852)	$(1,786,820)
Net loss	-	-	-	-	-	-	-	(3,923)	(3,923)
Balance, March 31, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,567,775)	$(1,790,743)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(3,923)	$(196,261)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	9,174	15,531
Forgiveness of PPP Loan First Draw and related interest	(143,641)	-
Inventory net realizable adjustment	(159)	(1,579)
Provision for income tax withholding	288	506
Amortization of Right-of-use assets	11,651	13,824
Deferred interest on PPP and SBA loans	1,661	-
PIK interest, net	15,888	18,496
Change in:
Accounts receivable	(102,435)	43,102
Inventories	(104,317)	36,864
Prepaid expenses and other current assets	61,854	(12,716)
Trade accounts payable and other current liabilities and lease liabilities payable	38,807	31,976
Net cash used in operating activities	(215,152)	(50,257)

Cash flows from investing activities:
Purchases of property and equipment	-	(5,989)
Payments for patents and trademarks	(360)	(6,218)
Net cash used in investing activities	(360)	(12,207)

Cash flows from financing activities:
Proceeds from PPP Loan Second Draw	142,777	-
Proceeds from long-term notes	100,000	100,000
Net cash provided by financing activities	242,777	100,000

Net increase in cash	27,265	37,536

Cash, beginning of year	362,730	335,790
Cash, end of period	$389,995	$373,326

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$54	$132

See Notes to unaudited condensed consolidated interim financial statements.

Note 1. Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2020 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2020 audited consolidated financial statements.

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

The COVID-19 global pandemic continues to evolve. The Company continues to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread including the speed of the ongoing vaccine distribution effort, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's operations and liquidity is uncertain as of the date of this report. Although the Company has not yet had customers cancel any open orders, in 2020 some customers delayed shipments of products into future months, causing the Company’s 2020 product revenues to be approximately $400,000 less than the same period in 2019. While there could ultimately be a material impact on future operations and liquidity of the Company, the full impact of COVID-19 cannot be determined.

On May 8, 2020, the Company entered into a certain U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775 (the “PPP Loan First Draw”). The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the Payment Protection Program (“PPP”) which was established under the CARES Act and is administered by the U.S. Small Business Administration. On January 18, 2021, the PPP Loan First Draw was forgiven by the SBA, barring an initial $8,000 advance. The Company also expects the initial advance to be forgiven.

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

On February 5, 2021, the Company entered into a certain U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,777 (the “PPP Loan Second Draw” and together with the PPP Loan First Draw, the “PPP Loans”). The PPP Loan Second Draw was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. See Note 4 for additional information on the PPP Loan Second Draw.

The Company’s loss before provision for income taxes was $3,635 for the three months ended March 31, 2021. As part of the evaluation, management considered the Company’s cash balance of $389,995 and working capital of $446,340 as of March 31, 2021, as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 8)	6,301,500	8,100,500
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	524,736	524,736
Series D Convertible Preferred Stock (Note 6)	3,628,576	3,628,576

Total potentially dilutive common shares	10,454,812	12,253,812

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2021 and December 31, 2020, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2021 and December 31, 2020, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Customer A	32%	31%
Customer B	22%	41%
Customer C	15%	*
Customer D	13%	22%
____________________

*	Amounts are less than 10%

As of March 31, 2021, Customers A, B, C and D accounted for approximately 29%, 29%, 13% and 12%, respectively, of accounts receivable. As of December 31, 2020, Customers A, B, C and D accounted for approximately 17%, 32% , 11% and 14%, respectively, of accounts receivable.

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

	March 31, 2021	December 31, 2020
Raw materials	$46,589	$18,996
Finished goods	172,280	95,397
	$218,869	$114,393

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At March 31, 2021 and December 31, 2020, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Trade accounts payable	$69,867	$49,182
Payroll and related expenses	56,401	39,290
Patent monetization expenses	120,105	120,105
Current lease liabilities	45,474	44,630
Deferred revenue	34,178	34,178
Professional and other service fees	144,151	132,206
Total trade accounts payable and other current liabilities	$470,176	$419,591

Revenue Recognition - In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At March 31, 2021, the Company had $34,178 of deferred revenue, which are advance payments from customers that are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 9 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated interim financial statements. The Company’s evaluation was performed for the tax years ended 2017 through 2020. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Note 3. Revenue Sharing, Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017 and 2019, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The most recent rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes and related PIK Interest have a maturity date of August 31, 2022. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2020, there was $1,884,422 of Additional Notes principal and $209,545 PIK Interest outstanding. As of March 31, 2021, there was $1,984,422 of Additional Notes principal and $225,433 PIK Interest outstanding.

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

Note 4. Long-Term Debt

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3% at March 31, 2021 and December 31, 2020); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the three months ended March 31, 2021 and year ended December 31, 2020, $100,000 and $200,000, respectively, of Additional Notes were issued to AND34. As of March 31, 2021, the remaining amount of Additional Notes that could be issued was $3,600,000, subject to certain restrictions and limitations outlined in the Revenue Sharing Agreement. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

On May 8, 2020, the Company entered into the PPP Loan First Draw, a U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775. While applying for the PPP Loan First Draw, the U.S. Small Business Administration advanced $8,000 of loan proceeds to the Company on April 30, 2020. The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan First Draw was two years with a maturity date of May 8, 2022 and contained a favorable fixed annual interest rate of 1.00%. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan First Draw. The Company used the proceeds of the PPP Loan First Draw for Qualifying Expenses and the Company was granted loan forgiveness of the PPP Loan First Draw on January 18, 2021, for all but the $8,000 that was initially advanced. The Company expects the initial advance to be forgiven.

On July 13, 2020, the Company entered into the SBA Loan pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the U.S. Small Business Administration. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The Company intends to use the proceeds of the SBA Loan for such purpose.

On February 5, 2021, the Company entered into the PPP Loan Second Draw, a U.S. Small Business Administration Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,777. The PPP Loan Second Draw was made under, and is subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan Second Draw. The Company intends to use the proceeds of the PPP Loan Second Draw, for Qualifying Expenses. The Company intends to apply for loan forgiveness of the PPP Loan Second Draw, although there is no assurance that the Company will be granted forgiveness of the PPP Loan Second Draw in whole or in part.

Long-term debt

	March 31, 2021	December 31, 2020
Additional Notes	$1,984,422	$1,884,422
PIK interest	225,433	209,545
PPP Loan First Draw with accrued interest	8,081	151,703
PPP Loan Second Draw with accrued interest	142,985	-
SBA Loan with accrued interest	153,935	152,501
Total long-term debt	2,514,856	2,398,171
Less: current maturities of long-term debt	(6,579)	(9,979)
Long-term debt, net of current maturities	$2,508,277	$2,388,192

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

As of March 31, 2021, there were 11.469249 shares of Series C Convertible Preferred Stock outstanding, which were convertible into 524,736 shares of Andrea’s common stock and had remaining accrued dividends of $19,168.

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

As of March 31, 2021, there were 907,144 shares of Series D Convertible Preferred Stock outstanding which were convertible into 3,628,576 shares of Andrea’s common stock.

Note 7. Commitments And Contingencies

Operating Leases

The Company accounts for leases in accordance with Topic 842. Our operating lease portfolio includes corporate offices, information technology (IT) equipment, and automobiles with remaining lease terms of 1 year to 2 years. Operating lease ROU assets are presented within other assets. The current portion of operating lease liabilities are presented within trade accounts payable and other current liabilities, and the non-current portion of operating lease liabilities are presented separately on the accompanying condensed consolidated balance sheet.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Other Assets	$192,430	$204,081

Trade accounts payable and other current liabilities	$45,474	$44,630
Lease liabilities payable non-current	148,016	159,794
Total operating lease liabilities	$193,490	$204,424

Weighted-average remaining lease term	54 months	56 months
Weighted-average discount rate	3.9%	4.00%

As of March 31, 2021, maturities of operating lease liabilities were as follows:

2021 (April 1 – December 31)	$38,867
2022	45,071
2023	42,389
2024	43,743
2025	40,344
Total	210,414
Less: interest	(16,924)
Total Lease Payments	$193,490

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on January 31, 2021. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2021, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At March 31, 2021, the future minimum cash commitments under this agreement aggregate $72,000.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit.

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

Option activity during the three months ended March 31, 2021 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2021	6,301,500	$0.06	$0.06	4.98 years	6,301,500	$0.06	$0.06	4.98 years
At March 31, 2021	6,301,500	$0.06	$0.06	4.74 years	6,301,500	$0.06	$0.06	4.74 years

During the three months ended March 31, 2021, no options vested, nor were any options exercised or forfeited. Based on the March 31, 2021 fair market value of the Company’s common stock of $0.06 per share, the aggregate intrinsic value for the 6,301,500 options outstanding and exercisable is $34,750.

There was no compensation expense recognized related to stock option awards for the three months ended March 31, 2021 or 2020. As of March 31, 2021, there is no unvested shares or unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 or 2019 Plans.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three month periods ended March 31, 2021 and 2020 and the fiscal year ended December 31, 2020.

2021 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Three Month Segment Data
Net product revenues	$-	$423,215	$423,215
License revenues	84	3,185	3,269
Operating loss	(84,146)	(45,631)	(129,777)
Depreciation and amortization	3,759	5,415	9,174
Assets	332,092	1,029,381	1,361,473
Total long lived assets	102,718	316,492	419,210
Payments for patents and trademarks	180	180	360

2020 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2020 Three Month Segment Data
Net product revenues	$-	$377,755	$377,755
License revenues	139	4,757	4,896
Operating loss	(89,132)	(89,156)	(178,288)
Depreciation and amortization	5,517	10,014	15,531
Payments for patents and trademarks	3,109	3,109	6,218

December 31, 2020 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2020 Year End Segment Data
Assets	$279,437	$930,467	$1,209,904
Total long lived assets	106,296	333,379	439,675

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2021 and 2020, total revenues by geographic area were as follows:

Geographic Data	March 31, 2021	March 31, 2020
Total revenues:
United States	$247,514	$288,338
Foreign(1)	178,970	94,313
	$426,484	$382,651
____________________

(1)	Net revenues from India represented 20% and 15% of total net revenues for the three months ended March 31, 2021 and March 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2021	December 31, 2020
Accounts receivable:
United States	$130,465	$127,567
Foreign	154,553	55,304
	$285,018	$182,871

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the notes to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. A discussion of our critical accounting policies and estimates are also included in Note 2. Summary of Significant Accounting Policies in notes to consolidated interim financial statements included elsewhere in this report. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates to be disclosed in this Quarterly Report since being reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2020.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	our assumptions, estimates and beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

●	our ability to obtain financing, including the possible impact of COVID-19 and the limitations in the Revenue Sharing Agreement;

●	our expectations regarding the use of funds from the Company’s PPP Loan and the potential for forgiveness of the PPP Loan Second Draw under the terms of the PPP;

●	changes in economic, competitive, governmental, technological and other factors that may affect our business and prospects.

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	our ability to continue as a going concern;

●	whether we obtain market acceptance and effectively commercialize our products;
●	the adequacy of protections afforded to us by the patents that we own and the cost of maintaining, enforcing and deeding our patents;
●	receiving an unfavorable ruling in our current litigation proceedings, which may adversely affect our business, results of operations and financial condition;
●	our success at managing the risks involved in the foregoing items; and
●	other factors discussed in this report and our other filings with the SEC.

Additional factors are discussed under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and under Part II, “Item 1A — Risk Factors” in the Company’s quarterly reports on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Operations

Three Months ended March 31, 2021 compared to the Three Months ended March 31, 2020

Total Revenues

	For the Three Months Ended
	March 31,		%
	2021	2020	Change
Patent Monetization revenues
License revenues	$84	$139	(40)
Total Patent Monetization revenues	84	139	(40)

Andrea DSP Microphone and
Audio Software Products revenues
Revenue from automotive array
microphone products	80,178	119,576	(33)	(a)
Revenue from OEM array
microphone products	263,824	238,743	11	(b)
Revenue from customized digital
products	64,273	17,233	273	(c)
All other Andrea DSP
Microphone and Audio
Software Products revenues	14,940	2,203	578	(d)
License revenues	3,185	4,757	(33)	(e)
Total Andrea DSP Microphone and
Audio Software Products revenues	426,400	382,512	11

Total revenues	$426,484	$382,651	11

(a)	The approximate $40,000 decrease in revenues from automotive array microphone products for the three months ended March 31, 2021, as compared to the same period in 2020, is the result of timing of sales to integrators of public safety and mass transit vehicle solutions.

(b)	The approximate $25,000 increase in revenues from OEM array microphone products for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily the result of timing of sales to integrators of commercial product audio solutions.

(c)	The increase of approximately $47,000 in customized digital products revenue for the three months ended March 31, 2021, as compared to the same period in 2020, is related to the timing of purchases from an OEM customer for a customized digital product.

(d)	The approximate $13,000 increase in revenues of all other Andrea DSP Microphone and Audio Software Products for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily the result of increased revenues from new customers generated for new audio solutions.

(e)	The approximate $2,000 decrease in license and service related revenues for the three months ended March 31, 2021 as compared to the same period in 2020, is a result of decreases in service related revenue.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended March 31, 2021 and 2020 was 24% and 22%, respectively. There was no cost of product revenues associated with the Patent Monetization. The increase in cost of product revenues as a percentage of total revenues is a result of the product mix described in “Total Revenues” above, specifically the increase in revenue from customized digital products that have higher product cost as compared to our other product revenues.

Patent Monetization Expenses

Patent monetization expenses for the three months ended March 31, 2021 decreased 1% to $39,172 from $39,390 for the three months ended March 31, 2020. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 - Legal Proceedings. Patent Monetization expenses are mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 decreased 10% to $137,724 from $152,621 for the three months ended March 31, 2020. The expenses primarily relate to costs associated with the development of new products. For the three months ended March 31, 2021, research and development expenses reflect a 32% decrease in our Patent Monetization efforts to $3,759, or 3% of total research and development expenses, and a 9% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $133,965, or 97% of total research and development expenses. The decrease in our Patent Monetization efforts represents a decrease in intangible asset amortization expense. While the decrease in our Andrea DSP Microphone and Audio Software Technology efforts reflects a decrease in intangible asset amortization expense and a decrease in salary expenses related to current projects. Research and development expenses are related to our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses decreased approximately 2% to $276,216 for the three months ended March 31, 2021 from $283,056 for the three months ended March 31, 2020. The approximate $7,000 decrease relates to changes in regular operating expenses. For the three months ended March 31, 2021, general, administrative and selling expenses related to our Patent Monetization efforts were $41,215, or 15% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $235,001, or 85% of total general, administrative and selling expenses.

Interest expense, net

Interest expense, net for the three months ended March 31, 2021 remained relatively unchanged at $17,499 compared to $17,467 for the three months ended March 31, 2020.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2021 was $288 compared to a $506 tax provision for the three months ended March 31, 2020. The provision for the three months ended March 31, 2021 and 2020 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net loss

Net loss for the three months ended March 31, 2021 was $3,923 compared to a net loss of $196,261 for the three months ended March 31, 2020. The net loss for the three months ended March 31, 2021 principally reflects the factors described above largely offset, in comparison to the three months ended March 31, 2020, by a gain from the forgiveness of the PPP Loan First Draw and related interest of $143,641.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2021, we had cash of $389,995 compared with $362,730 at December 31, 2020. The increase in our cash balance at March 31, 2021 was primarily the result of proceeds of the PPP Loan Second Draw largely offset by cash used in operating activities.

Our working capital balance at March 31, 2021 was $446,340 compared to working capital of $321,491 at December 31, 2020. The increase in working capital reflects an increase in total current assets of $172,034 and partially offset by an increase in total current liabilities of $47,185. The increase in total current assets reflects an increase in cash of $27,265, an increase in accounts receivable of $102,147, an increase in inventories of $104,476 and a decrease in prepaid expenses and other current assets of $61,854. The increase in total current liabilities reflects an increase in trade accounts payable and other current liabilities of $50,585 partially offset by a decrease in the current portion of long term debt of $3,400.

The increase in cash of $27,265 reflects $215,152 of net cash used in operating activities, $360 of net cash used in investing activities and $242,777 of net cash provided by financing activities.

The cash used in operating activities of $215,152, excluding non-cash charges for the three months ended March 31, 2021, was attributable to a $102,435 increase in accounts receivable, a $104,317 increase in inventories, a $61,854 decrease in prepaid expenses and other current assets and a $38,807 increase in trade accounts payable and other current liabilities and lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $360 reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $242,777, reflects $100,000 of proceeds from long-term notes and $142,775 from the PPP Loan Second Draw.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as our increased sales and marketing efforts. As of May 11, 2021, Andrea had approximately $350,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit.

The New York Litigation is stayed pending the final outcome of Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

Andrea intends to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

ITEM 1A. RISK FACTORS

Risk Factors

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the Long Island area, which was considered an epicenter of the outbreak and is where the Company is located. Due to “shelter in place” orders and other public health guidance measures, the Company had implemented a work-from-home policy for all staff members. The Company’s increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact the Company’s business, financial condition and results of operation. Although the Company has not yet had any customers cancel any open orders, some customers delayed shipments of products into future months, causing our 2020 product revenues through December 31, 2020 to be approximately $400,000 less than the same period in 2019.

The COVID-19 global pandemic continues to evolve. The extent to which the outbreak may affect the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration, spread and severity of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and elsewhere, business closures or business disruptions and the effectiveness of actions taken in the United States and elsewhere to contain and treat the disease, including the speed of the ongoing vaccine distribution effort. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s business, financial condition and results of operations.

Our business may be adversely affected if there is a default on the Payment Protection Program (“PPP”) Loans and/or the SBA Loan.

The Company entered into the PPP Loans with HSBC Bank USA, N.A. in an aggregate principal amount of $285,552, pursuant to a program which was established under the CARES Act, whereby the Company received $142,775 in the PPP Loan First Draw and $142,777 in the PPP Loan Second Draw. Under the terms of the CARES Act, recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. On January 18, 2021, the PPP Loan First Draw was forgiven, barring an initial $8,000 advance. No assurance is provided that the Company will obtain forgiveness of the remaining amount of the PPP Loan First Draw or any of the PPP Loan Second Draw, therefore, the Company may be liable for paying the outstanding balances of the PPP Loans back.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended March 31, 2021 were $426,484 compared to $382,651 for the three months ended March 31, 2020. Net loss for the three months ended March 31, 2021 was $3,923, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $196,261, or $0.00 loss per share on a basic and diluted basis for the three months ended March 31, 2020. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of May 11, 2021. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 10,000,000 shares reserved for future grants under our 2019 Plan; c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.0 –	Section 1350 Certifications
Exhibit 101.0 –	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION
By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief
Executive Officer and Corporate Secretary

Date: May 17, 2021

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 17, 2021
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 17, 2021
Corisa L. Guiffre	Assistant Corporate Secretary