Form 10-Q
period 2021-09-30
ANDREA ELECTRONICS CORP
filed 2021-11-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Large Accelerated Filer ☐	Accelerated Filer☐
Non-Accelerated Filer ☒	Smaller Reporting Company☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2021, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$255,754	$362,730
Accounts receivable, net of allowance for doubtful accounts of $4,789	285,025	182,871
Inventories, net	230,404	114,393
Prepaid expenses and other current assets	66,214	110,235
Total current assets	837,397	770,229

Property and equipment, net	26,692	17,725
Intangible assets, net	192,421	212,619
Other assets, net	173,982	209,331
Total assets	$1,230,492	$1,209,904

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$580,181	$419,591
Current portion of long-term debt	2,193	9,979
Accrued Series C Convertible Preferred Stock Dividends	19,168	19,168
Total current liabilities	601,542	448,738

Lease liabilities payable	129,092	159,794
Long-term debt	2,436,783	2,388,192
Total liabilities	3,167,417	2,996,724

Series B Redeemable Convertible Preferred Stock, $0.01 par value; authorized: 1,000 shares; issued and outstanding: 0 shares	-	-

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock, $0.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $0.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $0.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $0.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(80,713,957)	(80,563,852)

Total shareholders’ deficit	(1,936,925)	(1,786,820)

Total liabilities and shareholders’ deficit	$1,230,492	$1,209,904

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Net product revenues	$437,287	$384,222	$1,244,390	$970,304
License and service related revenues	11,143	2,078	21,119	53,962
Total revenues	448,430	386,300	1,265,509	1,024,266

Cost of product revenues	119,001	92,794	326,779	225,134

Gross margin	329,429	293,506	938,730	799,132

Patent monetization expenses	38,400	39,039	115,924	127,967

Research and development expenses	143,715	132,786	428,095	432,652

General, administrative and selling expenses	260,062	255,313	784,895	776,402

Operating loss	(112,748)	(133,632)	(390,184)	(537,889)

Gain from forgiveness of PPP Loan First Draw and related interest	143,618	-	295,346	-

Interest expense, net	(18,541)	(16,559)	(54,682)	(50,455)

Income (loss) before provision for income taxes	12,329	(150,191)	(149,520)	(588,344)

Provision for income taxes	-	-	585	565

Net income (loss)	$12,329	$(150,191)	$(150,105)	$(588,909)

Basic weighted average shares	68,104,957	68,104,957	68,104,957	68,104,957

Basic net income (loss) per share	$.00	$(.00)	$(.00)	$(.01)

Diluted weighted average shares	72,258,269	68,104,957	68,104,957	68,104,957

Diluted net income (loss) per share	$.00	$(.00)	$(.00)	$(.01)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, January 1, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,740,017)	$(962,985)
Net loss	-	-	-	-	-	-	-	(196,261)	(196,261)
Balance, March 31, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,936,278)	$(1,159,246)
Net loss	-	-	-	-	-	-	-	(242,457)	(242,457)
Balance, June 30, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,178,735)	$(1,401,703)
Net loss	-	-	-	-	-	-	-	(150,191)	(150,191)
Balance, September 30, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,328,926)	$(1,551,894)

Balance, January 1, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,563,852)	$(1,786,820)
Net loss	-	-	-	-	-	-	-	(3,923)	(3,923)
Balance, March 31, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,567,775)	$(1,790,743)
Net loss	-	-	-	-	-	-	-	(158,511)	(158,511)
Balance, June 30, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,726,286)	$(1,949,254)
Net income	-	-	-	-	-	-	-	12,329	12,329
Balance, September 30, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,713,957)	$(1,936,925)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(150,105)	$(588,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,846	42,787
Forgiveness of PPP Loans and related interest	(295,346)	-
Inventory net realizable adjustment	21,842	(4,341)
Provision for income tax withholding	585	565
Amortization of right-of-use assets	35,349	39,857
Deferred interest on PPP Loans and SBA Loan, net	3,530	1,648
PIK interest, net	49,844	50,526
Change in:
Accounts receivable	(102,739)	76,949
Inventories	(137,853)	89,515
Prepaid expenses and other current assets	44,021	(30,548)
Trade accounts payable and other current liabilities and lease liabilities payable	129,888	(76,199)
Net cash used in operating activities	(373,138)	(398,150)

Cash flows from investing activities:
Purchases of property and equipment	(14,006)	(5,989)
Payments for patents and trademarks	(2,609)	(17,173)
Net cash used in investing activities	(16,615)	(23,162)

Cash flows from financing activities:
Proceeds from PPP Loans	142,777	142,775
Proceeds from SBA Loan	-	158,000
Proceeds from long-term notes	140,000	200,000
Net cash provided by financing activities	282,777	500,775

Net (decrease) increase in cash	(106,976)	79,463

Cash, beginning of year	362,730	335,790
Cash, end of period	$255,754	$415,253

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$639	$947
Interest	$1,462	$-

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

The COVID-19 global pandemic continues to evolve, including new variants of COVID-19. The Company continues to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread including the speed of the ongoing vaccine distribution effort, and its impact on operations, financial position, cash flows, inventory, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's operations and liquidity is uncertain as of the date of this report. Although the Company did not have customers cancel any open orders, in 2020 some customers delayed shipments of products into future months. The Company did not have similar customer shipment delays in 2021. However, in 2021 the Company did see an increase in component costs due to supply chain issues related to COVID-19, which may continue into the future with additional ramifications to our business. While there could ultimately be a material impact on future operations and liquidity of the Company, the full impact of COVID-19 cannot be determined.

On May 8, 2020, the Company entered into a certain U.S. Small Business Administration (“SBA”) Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775 (the “PPP Loan First Draw”). The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the Payment Protection Program (“PPP”) which was established under the CARES Act and is administered by the SBA. On January 18, 2021, the PPP Loan First Draw was forgiven by the SBA, except for the initial $8,000 advance which was forgiven in April 2021. See Note 4 for additional information on the PPP Loan First Draw.

On July 13, 2020, the Company entered into a SBA Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the SBA. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The Company used the proceeds of the SBA Loan for such purpose. See Note 4 for additional information on the SBA Loan.

On February 5, 2021, the Company entered into a certain SBA Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,777 (the “PPP Loan Second Draw” and together with the PPP Loan First Draw, the “PPP Loans”). The PPP Loan Second Draw was made under, and is subject to the terms and conditions of, the PPP. On September 7, 2021, the PPP Loan Second Draw was forgiven by the SBA. See Note 4 for additional information on the PPP Loan Second Draw.

The Company’s income before provision for income taxes was $12,329 for the three months ended September 30, 2021. The Company’s loss before provision for income taxes was $149,520for the nine months ended September 30, 2021. As part of the evaluation, management considered the Company’s cash balance of $255,754 and working capital of $235,855 as of September 30, 2021 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

Reclassifications – Certain prior period balances have been reclassified in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operation or loss per share.

Note 2. Summary of Significant Accounting Policies

Income (loss) Per Share - Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) adjusts basic income (loss) earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 8)	6,301,500	6,301,500	6,301,500	6,301,500
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	-	524,736	524,736	524,736
Series D Convertible Preferred Stock (Note 6)	-	3,628,576	3,628,576	3,628,576
Total potentially dilutive common shares	6,301,500	10,454,812	10,454,812	10,454,812

Numerator:
Net income (loss)	$12,329	$(150,191)	$(150,105)	$(588,909)
Denominator:
Basic Weighted average shares	68,104,957	68,104,957	68,104,957	68,104,957
Effect of dilutive securities:
Stock options	-	-	-	-
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	524,736	-	-	-
Series D Convertible Preferred Stock (Note 6)	3,628,576	-	-	-

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	72,258,269	68,104,957	68,104,957	68,104,957

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended September 30, 2021 and December 31, 2020, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which its deposits are held. At September 30, 2021 and December 31, 2020, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Customer A	29%	36%	24%	33%
Customer B	17%	*	20%	15%
Customer C	*	28%	12%	24%
Customer D	*	*	12%	*
Customer E	12%	*	10%	*
Customer F	*	10%	*	*

_____________

* Amounts are less than 10%

As of September 30, 2021, Customers A, B and F accounted for approximately 36%, 18% and 14%, respectively, of accounts receivable. As of December 31, 2020, Customers A, B, C, D and E accounted for approximately 32%, 17%,14%, 11% and 20%, respectively, of accounts receivable.

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

	September 30, 2021	December 31, 2020
Raw materials	$120,350	$18,996
Finished goods	110,054	95,397
	$230,404	$114,393

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At September 30, 2021 and December 31, 2020, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Trade accounts payable	$101,884	$49,182
Payroll and related expenses	19,995	39,290
Patent monetization expenses	157,605	120,105
Current lease liabilities	42,136	44,630
Deferred revenue	127,987	34,178
Professional and other service fees	130,574	132,206
Total trade accounts payable and other current liabilities	$580,181	$419,591

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

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At September 30, 2021, the Company had $127,987 of deferred revenue, which are advance payments from customers that are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s condensed consolidated balance sheets. See Note 9 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated interim financial statements. The Company’s evaluation was performed for the tax years ended 2017 through 2020. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017, 2019 and 2021, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The Additional Notes and related payment –in-kind (“PIK”) Interest have a maturity date of June 20, 2023. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2020, there was $1,884,422 of Additional Notes principal and $209,545 PIK Interest outstanding. As of September 30, 2021, there was $2,024,422 of Additional Notes principal and $259,389 PIK Interest outstanding.

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

Note 4. Long-Term Debt

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3% at September 30, 2021 and December 31, 2020); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the nine months ended September 30, 2021 and year ended December 31, 2020, $140,000 and $200,000, respectively, of Additional Notes were issued to AND34. As of September 30, 2021, the remaining amount of Additional Notes that could be issued was $3,560,000, subject to certain restrictions and limitations outlined in the Revenue Sharing Agreement. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

On May 8, 2020, the Company entered into the PPP Loan First Draw, a SBA Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775. While applying for the PPP Loan First Draw, the SBA advanced $8,000 of loan proceeds to the Company on April 30, 2020. The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the PPP. The term of the PPP Loan First Draw was two years with a maturity date of May 8, 2022 and contained a favorable fixed annual interest rate of 1.00%. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan First Draw. The Company used the proceeds of the PPP Loan First Draw for Qualifying Expenses. In January 2021 $142,775 and $866 of accrued interest from the PPP Loan First Draw were forgiven. In April 2021, the initial advance of $8,000 and $87 of accrued interest was also forgiven.

On July 13, 2020, the Company entered into the SBA Loan pursuant to which the Company received loan proceeds of $150,000. The SBA Loan was made under, and is subject to, the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the SBA. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The Company has used the proceeds of the SBA Loan for such purpose.

On February 5, 2021, the Company entered into the PPP Loan Second Draw, a SBA Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,777. The PPP Loan Second Draw was made under, and is subject to the terms and conditions of, the PPP. The Company used the proceeds of the PPP Loan Second Draw for Qualifying Expenses. In September 2021, $142,777 and accrued interest of $841 were forgiven.

Long-term debt

	September 30, 2021	December 31, 2020
Additional Notes	$2,024,422	$1,884,422
PIK interest	259,389	209,545
PPP Loan First Draw with accrued interest	-	151,703
SBA Loan with accrued interest	155,165	152,501
Total long-term debt	2,438,976	2,398,171
Less: current maturities of long-term debt	(2,193)	(9,979)
Long-term debt, net of current maturities	$2,436,783	$2,388,192

Note 5. Series C Redeemable Convertible Preferred Stock

The Series C Convertible Preferred Stock had a stated value of $10,000 plus a $1,671 increase in the stated value, which sum is convertible into Andrea’s common stock at a conversion price of $0.2551. The shares of Series C Convertible Preferred Stock are subject to anti-dilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price of $0.2551, or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in Andrea’scertificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series C Convertible Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series C Convertible Preferred Stock.

As of September 30, 2021, there were 11.469249 shares of Series C Convertible Preferred Stock outstanding, which were convertible into 524,736 shares of Andrea’s common stock and had remaining accrued dividends of $19,168.

Note 6. Series D Redeemable Convertible Preferred Stock

The Series D Convertible Preferred Stock is convertible into Andrea's common stock at a conversion price of $0.25 per share. The shares of Series D Convertible Preferred Stock are also subject to anti-dilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.25), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in Andrea’s certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series D Convertible Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series D Convertible Preferred Stock. In addition, the Company is required to use its best efforts to secure the inclusion for quotation on the Over the Counter Bulletin Board for the common stock issuable under the Series D Convertible Preferred Stock and to arrange for at least two market makers registered with the Financial Industry Regulatory Authority. In the event that the holder of the Series D Convertible Preferred Stock and related warrants is unable to convert these securities into Andrea Common Stock, the Company shall pay to each such holder a Registration Delay Payment (as such term is defined in its certificate of amendment). This payment is to be paid in cash and is equal to the product of (i) the stated value of such shares of Series D Convertible Preferred Stock multiplied by (ii) the product of (1) .0005 multiplied by (2) the number of days that sales cannot be made pursuant to the Registration Statement (excluding any days that may be considered grace periods as defined by the Registration Rights Agreement).

As of September 30, 2021, there were 907,144 shares of Series D Convertible Preferred Stock outstanding which were convertible into 3,628,576 shares of Andrea’s common stock.

Note 7. Commitments And Contingencies

Operating Leases

The Company accounts for leases in accordance with Topic 842. The Company’s operating lease portfolio includes corporate offices, information technology (IT) equipment, and automobiles with remaining lease terms of 1 year to 4 years. Operating lease ROU assets are presented within other assets. The current portion of operating lease liabilities are presented within trade accounts payable and other current liabilities, and the non-current portion of operating lease liabilities are presented separately on the accompanying condensed consolidated balance sheet.

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
ROU assets	$168,732	$204,081

Lease liabilities current	$42,136	$44,630
Lease liabilities payable non-current	129,092	159,794
Total operating lease liabilities	$171,228	$204,424

Weighted-average remaining lease term	49 months	56 months
Weighted-average discount rate	3.9%	4.00%

As of September 30, 2021, maturities of operating lease liabilities were as follows:

2021 (October 1 – December 31)	$13,026
2022	45,071
2023	42,389
2024	43,743
2025	40,344
Total	184,573
Less: interest	(13,345)
Total Lease Payments	$171,228

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on July 31, 2021. The effective date of the original employment agreement was August 1, 2014 and it will expire on January 31, 2022, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At September 30, 2021, the future minimum cash commitments under this agreement aggregate $72,000.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on June 11, 2021. Oral argument before the Federal Circuit is scheduled for December 8, 2021.

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

Option activity during the nine months ended September 30, 2021 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2021	6,301,500	$0.06	$0.06	4.98 years	6,301,500	$0.06	$0.06	4.98 years

At September 30, 2021	6,301,500	$0.06	$0.06	4.23 years	6,301,500	$0.06	$0.06	4.23 years

During the nine months ended September 30, 2021, no options vested, nor were any options exercised or forfeited. Based on the September 30, 2021 fair market value of the Company’s common stock of $0.03 per share, there is no aggregate intrinsic value for the 6,301,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the three or nine months ended September 30, 2021 or 2020. As of September 30, 2021, there were no unvested shares or unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 or 2019 Plans.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three and nine month periods ended September 30, 2021 and 2020 and the fiscal year ended December 31, 2020.

2021 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Three Month Segment Data
Net product revenues	$-	$437,287	$437,287
License revenues	93	11,050	11,143
Operating loss	(83,505)	(29,243)	(112,748)
Depreciation and amortization	3,834	5,715	9,549
Assets	186,250	1,044,242	1,230,492
Total long lived assets	96,209	296,886	393,095
Purchases of property and equipment	—	8,495	8,495

2020 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2020 Three Month Segment Data
Net product revenues	$-	$384,222	$384,222
License revenues	150	1,928	2,078
Operating loss	(92,283)	(41,349)	(133,632)
Depreciation and amortization	3,593	6,664	10,257
Payments for patents and trademarks	1,958	1,959	3,917

December 31, 2020 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2020 Year End Segment Data
Assets	$279,437	$930,467	$1,209,904
Total long lived assets	106,296	333,379	439,675

2021 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Nine Month Segment Data
Net product revenues	$-	$1,244,390	$1,244,390
Service related revenues	-	3,840	3,840
License revenues	250	17,029	17,279
Operating loss	(249,948)	(140,236)	(390,184)
Depreciation and amortization	11,392	16,454	27,846
Purchases of property and equipment	—	14,006	5,511
Payments for patents and trademarks	1,305	1,304	2,609

2020 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2020 Nine Month Segment Data
Net product revenues	$-	$970,304	$970,304
Service related revenues	-	43,200	43,200
License revenues	452	10,310	10,762
Operating loss	(276,827)	(261,062)	(537,889)
Depreciation and amortization	15,393	27,394	42,787
Purchases of property and equipment	-	5,989	5,989
Payments for patents and trademarks	8,586	8,587	17,173

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended September 30, 2021 and 2020, total revenues by geographic area were as follows:

Geographic Data	September 30, 2021	September 30, 2020
Total revenues:
United States	$357,471	$313,756
Foreign(1)	90,959	72,544
	$448,430	$386,300

____________________

(1)

Net revenues to India represented 11% of total net revenues for the three months ended September 30, 2021. Net revenues to any one foreign country did not exceed 10% for the three months ended September 30, 2020.

For the nine-month periods ended September 30, 2021 and 2020 total revenues by geographic area were as follows:

Geographic Data	September 30, 2021	September 30, 2020
Total revenues:
United States	$892,177	$777,284
Foreign(1)	373,332	246,982
	$1,265,509	$1,024,266

____________________

(1)	Net revenues to India represented 13% for the nine months ended September 30, 2021. Net revenue to any one foreign country did not exceed 10% for the nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2021	December 31, 2020
Accounts receivable:
United States	$203,582	$127,567
Foreign	81,443	55,304
	$285,025	$182,871

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop and manufacture state-of-the-art digital microphone products and noise reduction software that facilitate natural language and human/machine interfaces. Our technologies eliminate unwanted background noise to enable the optimum performance of various speech-based and audio applications. We are incorporated under the laws of the State of New York and have been engaged in the electronic communications industry since 1934. Our patented and patent-pending digital noise canceling technologies enable a speaker to be at a distance from the microphone (we refer to this capability as “far-field” microphone use), and free the speaker from having to use a close talking microphone. We believe that the strength of our intellectual property rights are important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. As part of our Patent Monetization efforts, we license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales, and we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management's discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the notes to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. A discussion of our critical accounting policies and estimates are also included in Note 2. Summary of Significant Accounting Policies in notes to condensed consolidated interim financial statements included elsewhere in this report. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates to be disclosed in this Quarterly Report since being reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results Of Operations

Three and Nine Months ended September 30, 2021 compared to the Three and Nine Months ended September 30, 2020

Total Revenues

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2021	2020		2021	2020

Patent Monetization revenues
License revenues	$93	$150	(38)	$250	$452	(45)
Total Patent Monetization revenues	93	150	(38)	250	452	(45)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	106,904	108,424	(1)	253,897	268,089	(5)	(a)
Revenue from OEM array microphone products	250,965	214,220	17	788,573	589,169	34	(b)
Revenue from customized digital products	42,006	32,595	29	146,789	64,318	128	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	37,412	28,983	29	55,131	48,728	13	(d)
License and service related revenues	11,050	1,928	473	20,869	53,510	(61)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	448,337	386,150	16	1,265,259	1,023,814	24

Total revenues	$448,430	$386,300	16	$1,265,509	$1,024,266	24

(a)	The approximate $2,000 and $14,000 decreases in revenues from automotive array microphone products for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, is the result of timing of sales to integrators of public safety and mass transit vehicle solutions.
(b)	The approximate $37,000 and $199,000 increases in revenues from OEM array microphone products for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, are primarily the result of sales to new customers that are integrating our commercial product audio solutions.
(c)	The increases of approximately $9,000 and $82,000 in customized digital products revenue for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, are related to the timing of purchases from an OEM customer for a customized digital product.
(d)	The increases of approximately $8,000 and $6,000 in revenues of all other Andrea DSP Microphone and Audio Software Products for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, is primarily the result of increased revenues of speaker and amplifier kits, a new addition to our overall audio solutions.
(e)	The approximate $9,000 increase in license and service related revenues for the three months ended September 30, 2021 as compared to the same period in 2020 was a result of a limited term license and service agreement. The approximate $33,000 decrease in license and service related revenues for the nine months ended September 30, 2021 as compared to the same period in 2020, is a result of higher service related revenue in 2020 for a project that was completed in 2020.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended September 30, 2021 and 2020 was 27% and 24%, respectively. Cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2021 and 2020 was 26% and 22%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of

$93 and $250 for the three and nine months ended September 30, 2021, respectively, nor cost of product revenues associated with the Patent Monetization revenues of $150 and $452, for the three and nine months ended September 30, 2020, respectively. The cost of product revenues as a percentage of total revenues for the three months ended September 30, 2021 for Andrea DSP Microphone and Audio Software Products was 27% compared to 18% for the three months ended September 30, 2020. The cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2021 for Andrea DSP Microphone and Audio Software Products was 25% compared to 21% for the nine months ended September 30, 2020. These increases in cost of product revenues as a percentage of total revenues are primarily the result of the increased component costs because of supply chain issues as well as the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended September 30, 2021 decreased 2% to $38,400 from $39,039 for the three months ended September 30, 2020. Patent monetization expenses for the nine months ended September 30, 2021 decreased 9% to $115,924 from $127,967 for the nine months ended September 30, 2020. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings. The decreases in Patent Monetization expenses for the three and nine months ended September 30, 2021 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 increased 8% to $143,715 from $132,786 for the three months ended September 30, 2020. Research and development expenses for the nine months ended September 30, 2021 decreased 1% to $428,095 from $432,652 for the nine months ended September 30, 2020. These expenses primarily relate to costs associated with the development of new products. For the three months ended September 30, 2021, the increase in research and development expenses reflects a 7% increase in our Patent Monetization efforts to $3,834, or 3% of total research and development expenses, and an 8% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $139,881, or 97% of total research and development expenses. For the nine months ended September 30, 2021, the decrease in research and development expenses reflects a 26% decrease in our Patent Monetization efforts to $11,392, or 3% of total research and development expenses, and a less than 1% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $416,703, or 97% of total research and development expenses. The changes in our Patent Monetization efforts represent intangible asset amortization expense while the changes in our Andrea DSP Microphone and Audio Software Technology efforts reflect expenses related to our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 2% to $260,062 for the three months ended September 30, 2021 from $255,313 for the three months ended September 30, 2020. For the three months ended September 30, 2021, general, administrative and selling expenses related to our Patent Monetization efforts were $41,364, or 16% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $218,698, or 84% of total general, administrative and selling expenses. General, administrative and selling expenses increased approximately 1% to $784,895 for the nine months ended September 30, 2021 from $776,402 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, general, administrative and selling expenses related to our Patent Monetization efforts were $122,882, or 16% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $662,013, or 84% of total general, administrative and selling expenses. These small increases relate to changes in regular operating expenses.

Interest expense, net

Interest expense, net for the three months ended September 30, 2021 was $18,541 compared to $16,559 for the three months ended September 30, 2020. Interest expense, net for the nine months ended September 30, 2021 was $54,682 compared to $50,455 for the nine months ended September 30, 2020. The change in this line item was attributable to an increase in interest expense because of a higher amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the nine months ended September 30, 2021 was $585 compared to $565 for the nine months ended September 30, 2020. The provision for the nine months ended September 30, 2021 and 2020 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned. There was no provision for income taxes for the three months ended September 30, 2021 and 2020.

Net income (loss)

Net income for the three months ended September 30, 2021 was $12,329 compared to a net loss of $150,191 for the three months ended September 30, 2020. Net loss for the nine months ended September 30, 2021 was $150,105 compared to a net loss of $588,909 for the nine months ended September 30, 2020. The net loss for the three and nine months ended September 30, 2021 and 2020 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2021, we had cash of $255,754 compared with $362,730 at December 31, 2020. The decrease in our cash balance at September 30, 2021 was primarily the result of cash used in operating activities partially offset by proceeds of the PPP Loan Second Draw.

Our working capital balance at September 30, 2021 was $235,855 compared to working capital of $321,491 at December 31, 2020. The decrease in working capital reflects an increase in total current liabilities of $152,804 offset by an increase in total current assets of $67,168. The increase in total current assets reflects a decrease in cash of $106,976, an increase in accounts receivable of $102,154, an increase in inventories of $116,011 and a decrease in prepaid expenses and other current assets of $44,021. The increase in total current liabilities reflects an increase in trade accounts payable and other current liabilities of $160,590 partially offset by a decrease in the current portion of long term debt of $7,786.

The decrease in cash of $106,976 reflects $373,138 of net cash used in operating activities, $16,615 of net cash used in investing activities and $282,777 of net cash provided by financing activities.

The cash used in operating activities of $373,138, excluding non-cash charges for the nine months ended September 30, 2021, was attributable to a $102,739 increase in accounts receivable, a $137,853 increase in inventories, a $44,021 decrease in prepaid expenses and other current assets and a $129,888 increase in trade accounts payable and other current liabilities and lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $16,615 reflects an increase in patents and trademarks of $2,609 and purchases of property and equipment of $14,006. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer equipment and test equipment for the production of products. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property.

The cash provided by financing activities of $282,777 reflects $140,000 of proceeds from long-term notes and $142,777 from the PPP Loan Second Draw.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as our increased sales and marketing efforts. As of November 8, 2021, Andrea had approximately $270,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on June 11, 2021. Oral argument before the Federal Circuit is scheduled for December 8, 2021.

The New York Litigation is stayed pending the final outcome of Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

Andrea intends to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

ITEM 1A.          RISK FACTORS

Risk Factors

Our business may be adversely affected by the recent coronavirus outbreak.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the Long Island area, which was considered an epicenter of the outbreak and is where the Company is located. Due to “shelter in place” orders and other public health guidance measures, the Company implemented temporary work-from-home policy for all staff members. Some customers delayed shipments of products into future months, causing our 2020 product revenues through December 31, 2020 to be approximately $400,000 less than the same period in 2019. We did not have similar customer shipment delays in 2021. However, in 2021 we did see an increase in component costs due to supply chain issues related to COVID-19, which may continue into the future with additional ramifications upon our business. In particular, there has been an increased demand for electronic components as a result of the COVID-19 pandemic and other international events, which has and may continue to result in component shortages and increased costs, including longer lead times to procure components.

The COVID-19 global pandemic continues to rapidly evolve, including the new variants of COVID-19. The extent to which the outbreak may affect the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, vaccination efforts and other actions to contain the outbreak or treat its impact, business closures or business disruptions and the effectiveness of actions taken in the United States and elsewhere to end the pandemic. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s business, financial condition and results of operations.

Our business may be adversely affected if there is a default on the SBA Loan.

The Company entered into the SBA Loan pursuant to which the Company received loan proceeds of $150,000. The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the SBA. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended September 30, 2021 were $448,430 compared to $386,300 for the three months ended September 30, 2020. Our total revenues for the nine months ended September 30, 2021 were $1,265,509 compared to $1,024,266 for the nine months ended September 30, 2020. Net income for the three months ended September 30, 2021 was $12,329, or $0.00 income per share on a basic and diluted basis, compared to a net loss of $150,191, or $0.00 loss per share on a basic and diluted basis for the three months ended September 30, 2020. Net loss for the nine months ended September 30, 2021 was $150,105, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $588,909, or $0.01 loss per share on a basic and diluted basis for the nine months ended September 30, 2020. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of November 8, 2021. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: (a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; (b) 10,000,000 shares reserved for future grants under our 2019 Plan; (c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and (d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None

.ITEM 6.          EXHIBITS

a)	Exhibits

Exhibit 10.1 – Third Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dates as of September 21, 2021

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.0 – Section 1350 Certifications

Exhibit 101.0 – The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 15, 2021
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 15, 2021
Corisa L. Guiffre	Assistant Corporate Secretary