Form 10-K
period 2021-12-31
ANDREA ELECTRONICS CORP
filed 2022-03-31
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ___
Commission file number 1-4324 _________________

ANDREA ELECTRONICS CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-0482020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

620 Johnson AvenueSuite 1B, Bohemia, New York	11716
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 631-719-1800

_________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

(Title of class)

_______________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,347,897 based upon the closing price of $0.04 per share as quoted on the OTC Bulletin Board on June 30, 2021.

The number of shares outstanding of the registrant’s Common Stock as of March 25, 2022, was 68,104,957.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

Andrea’s products and technologies optimize the performance of speech-based applications and audio applications primarily in the following markets:

•	Speech recognition applications;

•	Communications; and

•	Audio and video recording.

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

We are currently marketing our far-field technologies at Original Equipment Manufacturers (“OEMs”) that have new sophisticated artificial intelligence (“AI”) voice applications that require new digital microphone performance for enhancing the safe use and efficiency of devices. Our far-field, digital noise canceling technologies and related products comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2021 and 2020 were approximately 100% of our total revenues. We dedicate a significant amount of our marketing and research and development resources to this business segment, as we believe that voice interface products will increasingly require high performance, touchless microphone technology.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways including, but not limited to, one-time paid up licenses or ongoing royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we entered into a Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”), which was effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents. Under the terms of the Revenue Sharing Agreement, Andrea issued and sold to AND34 Notes which were repaid as of December 31, 2016. In 2016, 2017, 2019 and 2021, the parties executed and subsequently amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 a specified amount of additional Notes (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes have a maturity date of June 20, 2023. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2021, there was $2,301,192 in Additional Notes and PIK interest outstanding. Total revenues from this segment during the years ended December 31, 2021 and 2020 were minimal, representing less than 1% of our total revenues.

For more financial information regarding our operating segments, see Note 14 of the accompanying consolidated financial statements.

Industry Background

Our primary mission is to provide the emerging “voice interface” markets with state-of-the-art digital microphone solutions. The idea underlying these markets is that AI natural language processing of the human voice will become an important means by which to communicate and control many types of computing devices and other appliances and equipment that contain microprocessors and cloud services. We are designing and marketing our products and technologies so they can be used for “natural language, human/machine” interfaces including:

•	Amazon Alexa™

•	Google Now™

•	IBM Watson®

•	Microsoft Cortana™

End users of these applications and interfaces will require high quality microphone and speakerphone products that enhance voice transmission, particularly in noisy outdoor and public environments. We also believe that these applications will increasingly require microphones that are located at a distance from the person speaking, or far-field microphone technology. Due to changing marketing conditions as a result of COVID-19, we believe that there will be significant growth in this touchless technology marketplace during the next several years.

Our Strategy

Our strategy is to:

•	maintain and advance our market position with our Andrea DSP Microphone and Audio Software technologies and products;

•	broaden our Andrea DSP Microphone and Audio Software product lines through a healthy level of internal research and development;

•	design our products to satisfy specific end-user requirements identified by our collaborative partners;

•	develop relationships with companies that have significant distribution capabilities for our Andrea DSP Microphone and Audio Software technologies and products;

•	outsource manufacturing of our products in order to reduce fixed overhead and achieve economies of scale; and

•	vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products.

An important element of our strategy for expanding our industrial and commercial channels and broadening the base of users for our products is increasing our own direct business to business marketing efforts to original equipment manufacturers for incorporation into, or for use with, their products.

The success of our strategy will depend on our ability to, among other things:

•	increase total revenues of existing Andrea DSP Microphone and Audio Software products;

•	continue to contain costs;

•	introduce additional Andrea DSP Microphone and Audio Software products;

•	maintain the competitiveness of our technologies through focused and targeted research and development;

•	achieve widespread adoption of our products and technologies through ongoing marketing efforts; and

•	defend and monetize our intellectual property.

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

Our Products and their Markets and Applications

Our Andrea DSP Microphone and Audio Software Products have been designed for applications that are controlled by or depend on speech across a broad range of hardware and software platforms. These products incorporate our DSP microphone technologies and are designed to cancel background noise in a range of noisy environments, such as homes, offices, factories and automobiles. We also manufacture a line of accessories for these products. For commercial markets, we have designed our Andrea DSP Microphone and Audio Software Products for the following applications:

•	Mass transit and automotive communication systems;

•	Automated teller machines;

•	Information kiosks;

•	Quick Service Restaurant Automated Ordering;

•	Internet of Things (“IoT”);

•	Smart building entrance intercom systems;

•	Audio and Video recording; and

•	Video surveillance.

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

Patents, Trademarks, and Other Intellectual Property Rights

Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways including, but not limited to, one-time paid up licenses or on-going royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements.

Andrea maintains a number of patents in the United States covering claims to certain of its products and technology, which expire at various dates up to 2029. We cannot assure you that the strength or scope of our patents, or any new patents, will be of sufficient scope or strength or provide meaningful protection or commercial advantage to us.

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2021 and 2020, total research and development expenses were $587,499 and $573,980, respectively. For fiscal 2022, we currently expect research and development expenses to remain at approximately the same level as 2021. However, no assurance can be given that our research and development efforts will succeed. See Part II “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Production Operations

In 2021 and 2020, all of our assembly operations were performed with subcontractors in the United States or in Asia. Most of the components for the Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure you that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

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

Employees

At December 31, 2021, we had nine full-time employees, of whom one was engaged in production and related operations, three were engaged in research and development, and five were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize eight independent consultants (two are sales representatives, two are engaged for administration purposes and four are engaged in research and development activities).

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

Under the Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then will be allocated to, AND34 and the Company in accordance with certain predetermined percentages. During the years ended December 31, 2021 and 2020, $140,000 and $200,000, respectively, of notes payable were issued to AND34. At December 31, 2021, there was $2,301,192 of accrued and unpaid interest and related outstanding principal notes issued to AND34. The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Revenue Sharing Agreement and the Rider, AND34 may proceed to protect and enforce its rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Revenue Sharing Agreement, the Rider or ancillary documents including the notes.

Andrea is limited in its ability to get traditional funding.

The terms of the Revenue Sharing Agreement historically expressly prohibited the Company from incurring any other indebtedness in connection with the patents covered by the Revenue Sharing Agreement and collateral outside of the patents covered by the Revenue Sharing Agreement, barring certain exceptions. Such restrictions contained in the Revenue Sharing Agreement terminated on June 30, 2020 and no longer prohibit the Company from incurring additional indebtedness. However, in order to incur third party indebtedness, the Company would need to offer some form of collateral and currently much of the Company’s intellectual property is serving as collateral in connection with the Revenue Sharing Agreement. In addition, the conversion price adjustment provisions of the Company’s Series C and Series D Convertible Preferred Stock, and the current low quotation price of the Company’s common stock on the OTCQB, limit our ability to get traditional funding.

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

We cannot assure you that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the years ended December 31, 2021 and 2020 were approximately $1,663,000 and $1,355,000, respectively. Net loss for the year ended December 31, 2021 was approximately $374,000, or $0.01 net loss per share on a basic and diluted basis, versus net loss of approximately $824,000, or $0.01 net loss per share on a basic and diluted basis, for the year ended December 31, 2020. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares eligible for future sale may have an adverse effect on market price; Andrea shareholders may experience substantial dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of March 25, 2022. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 10,000,000 shares reserved for future grants under our 2019 Plan; c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock and related accrued dividends; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 25, 2022, we had 11.469249 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60-day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days’ notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 4,153,312 shares, which is equal to approximately 6% of the 68,104,957 outstanding shares.

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

Substantially all of the Company’s components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the United States. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or the Company’s flexibility to respond to changing conditions. If manufacturing or logistics in these locations is disrupted for any reason, including but not limited to, natural disasters, information technology system failures, military actions (such as the conflict between Russia and Ukraine) or economic, business, labor, environmental, public health (such as the COVID-19 pandemic), or political issues, the Company’s consolidated financial condition and operating results could be materially adversely affected.

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

Our business may be adversely affected by the continuing coronavirus outbreak.

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

The Company entered into the U.S. Small Business Administration (“SBA”) Loan pursuant to which the Company received loan proceeds of $150,000. The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and is administered by the SBA. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%.

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

For example, as discussed in Part II “Item 3 – Legal Proceedings” of this Form 10-K, we are currently involved in appealing an unfavorable ruling by the United States International Trade Commission in our patent infringement claims against Apple Inc. In line with our business strategy, we have dedicated significant resources to vigorously prosecuting these patent infringement claims, and not succeeding on these claims could be detrimental to our Company.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

We generate revenues from regions outside the United States. For the years ended December 31, 2021 and 2020, total revenues from sales to customers outside the United States accounted for approximately 28% and 23%, respectively, of our total revenues. International sales and operations are subject to a number of risks, including:

•	trade restrictions in the form of license requirements;

•	restrictions on exports and imports and other government controls (which are impacted most recently by the conflict between Russia and Ukraine, resulting in sanctions announced by the U.S. and other countries against Russia);

•	changes in tariffs and taxes;

•	difficulties in staffing and managing international operations;

•	problems in establishing and managing distributor relationships;

•	general economic conditions; and

•	political and economic instability or conflict.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on June 11, 2021. Oral argument before the Federal Circuit occurred on December 8, 2021. A decision from the Federal Circuit on the Company’s appeal is pending.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform under the symbol “ANDR”. On March 25, 2022, there were approximately 291 holders of record of Andrea’s Common Stock.

No cash dividends were paid on Andrea’s Common Stock in 2021 or 2020.

During the three months ended December 31, 2021, the Company did not repurchase any of its common stock.

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

Revenue Recognition – In accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU No. 2014-09”), the Company recognizes revenue using the following five-step approach:

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

Accounts Receivable – We are required to estimate the collectability of our trade receivables. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also determined by using percentages applied to certain aged receivable categories. At December 31, 2021 and 2020, our allowance for doubtful accounts was $4,789.

Inventories – We are required to state our inventories at net realizable value. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes occur, as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical total revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. We had inventories of $259,007 and $114,393 at December 31, 2021 and 2020, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2021 and 2020.

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

Contingencies – We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, products and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual issue with the assistance of legal counsel. The amount of any reserves may change in the future due to new developments in each matter.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, our ability to enforce our patents, changes in economic, competitive, governmental, technological and other factors, such as the ongoing impact of COVID-19 and the conflict between Russia and Ukraine, that may affect our business and prospects. Additional factors are discussed in Part I, “Item 1A – Risk Factors” of this Form 10-K.

Results Of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total Revenues

	For the Year Ended December 31,		% Change
	2021	2020
Patent Monetization revenues
License revenues	$ 329	$ 554	(41)
Total Patent Monetization revenues	329	554

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	307,949	334,904	(8)	(a)
Revenue from OEM array microphone products	1,055,152	777,487	36	(b)
Revenue from customized digital product	157,159	100,670	56	(c)
All other Andrea DSP Microphone and Audio Software Product revenues	101,067	79,572	27	(d)
License revenues and service related revenues	41,841	62,176	(33)	(e)
Total Andrea DSP Microphone and Audio Software Products revenues	1,663,168	1,354,809	23

Total revenues	$ 1,663,497	$ 1,355,363	23

(a)	The decrease of approximately $27,000 for the year ended December 31, 2021, as compared to the same period in 2020, in revenues from automotive array microphone products is primarily the result of timing of sales to integrators of public safety and mass transit vehicle solutions.
(b)	The increase of approximately $278,000 for the year ended December 31, 2021, as compared to the same period in 2020, in revenues of OEM array microphone products is primarily the result of an increase in revenues to new customers that are integrating our commercial product audio solutions.
(c)	The increase of approximately $56,000 for the year ended December 31, 2021, as compared to the same period in 2020, from customized digital product revenues is related to the timing of purchases from an OEM.
(d)	The increase of approximately $21,000 for the year ended December 31, 2021, as compared to the same period in 2020, in all other Andrea DSP Microphone and Audio Software Product revenues, is primarily the result of increased revenues of speaker and amplifier kits, a new addition to our overall audio solutions.
(e)	The decrease of approximately $20,000 for the year ended December 31, 2021, as compared to the same period in 2020, is primarily the result of decreased service revenue of approximately $45,000 related to engineer services partially offset by increased license revenue reported as a result of a specific one time license of $30,000.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the year ended December 31, 2021 increased to 26% from 23% for the year ended December 31, 2020. There was no cost of revenues associated with the Patent Monetization revenues of $329 and $554 for the years ended December 31, 2021 and 2020, respectively. The cost of revenues as a percentage of total revenue for the year ended December 31, 2021 for Andrea DSP Microphone and Audio Software Products was 26% compared to 23% for the year ended December 31, 2020. These increases in cost of product revenues as a percentage of total revenues are primarily the result of the increased component costs because of supply chain issues, as well as the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the year ended December 31, 2021 decreased by 2% to $163,439 from $166,694 for the year ended December 31, 2020, primarily as a result of timing of legal services incurred to pursue patent monetization. These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part I, “Item 3 – Legal Proceedings” of this Form 10-K. Such patent monetization is a key component of our business strategy.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 increased by 2% to $587,499 from $573,980 for the year ended December 31, 2020. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2021, research and development expenses reflected a 20% decrease in our Patent Monetization efforts to $15,171 or 3% of total research and development expenses, and a 3% increase in our Andrea DSP Microphone and Audio Software Technology efforts to $572,328, or 97% of total research and development expenses. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased by approximately 1% to $1,074,589 for the year ended December 31, 2021 from $1,058,980 for the year ended December 31, 2020. For the year ended December 31, 2021, there was a 7% decrease in our Patent Monetization efforts to $165,521, or 15% of total general, administrative and selling expenses and a 3% increase in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology efforts to $909,068, or 85% of total general, administrative and selling expenses. The overall 1% increase of approximately $16,000 relates to small increases in ordinary operating expenses.

Interest expense, net

Interest expense, net for the year ended December 31, 2021 was $73,505, compared to interest expense, net of $68,020 for the year ended December 31, 2020. The change in this line item was attributable to an increase in interest expense because of a higher amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2021 was $585 compared to $619 for the year ended December 31, 2020. The provision for income taxes for the years ended December 31, 2021 and 2020 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned, related revenues were approximately $3,000 for the years ending December 31, 2021 and 2020.

Net loss

Net loss for the year ended December 31, 2021 was $373,796 compared to a net loss of $823,835 for the year ended December 31, 2020. The net loss for the year ended December 31, 2021 principally reflects the factors described above.

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

Liquidity And Capital Resources

At December 31, 2021, we had cash of $148,349 compared to $362,730 at December 31, 2020. The decrease in our cash balance at December 31, 2021 is primarily the result of cash used in operating activities partially offset by proceeds of the PPP Loan Second Draw.

Our working capital balance at December 31, 2021 was $14,940 compared to working capital of $321,491 at December 31, 2020. The decrease in working capital reflects a decrease in total current assets of $27,372 and an increase in total current liabilities of $279,179. The decrease in total current assets reflects a decrease in cash of $214,381, an increase in accounts receivable of $53,467, an increase in inventories of $144,614 and a decrease in prepaid expenses and other current assets of $11,072. The increase in total current liabilities reflects an increase in trade accounts payable and other current liabilities of $284,772 and a decrease in the current portion of long-term debt of $5,593.

The decrease in cash of $214,381 reflects $455,709 of net cash used in operating activities, plus $41,449 of net cash used in investing activities, partially offset by $282,777 of net cash provided by financing activities.

The cash used in operating activities of $455,709, excluding non-cash charges, is primarily attributable to the $373,796 net loss for the year ended December 31, 2021, a $54,052 increase in accounts receivable, a $154,434 increase in inventories, a $11,072 decrease in prepaid expenses, other current assets and other assets, and a $244,864 increase in trade accounts payable and other current liabilities and lease liability payable. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for, and the acquisition of, inventory as well as for other services in connection with ongoing efforts related to Andrea’s operations.

The cash used in investing activities of $41,449 reflects an increase in patents and trademarks of $11,941 and purchases of property and equipment of $29,508. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer equipment, upgrades for our general ledger system and test equipment for the production of products.

The cash provided by financing activities of $282,777 reflects $140,000 of proceeds from long-term notes and $142,777 from the PPP Loan Second Draw.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as our increased sales and marketing efforts. As of March 25, 2022, Andrea had approximately $140,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 2, Summary of Significant Accounting Policies, of the notes to consolidated financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Market Risk

Historically, our principal source of financing activities had been the issuance of convertible preferred stock with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions entered into by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. For the year ended December 31, 2021, total revenue from sales to customers outside the United States accounted for approximately 28% of our total revenue. The foregoing could materially adversely affect our business, financial condition and results of operations.

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

(c)       Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 31, 2022, the Company amended the employment agreement, dated August 1, 2014, with Douglas J. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company (the “Amended Agreement”). The original agreement, as amended, was scheduled to terminate on January 31, 2022. The Amended Agreement extended this date until July 31, 2022. Pursuant to the Amended Agreement, Mr. Andrea will receive an annual base salary of $216,000.

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

Under the Amended Agreement, in the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus two months pro-rated portion of Mr. Andrea’s most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017), and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months.

The foregoing summary of the Amended Agreement is not complete and is qualified in its entirety by reference to the complete text of such amendment, which is filed as Exhibit 10.5 to this Form 10-K and which is incorporated herein by reference in its entirety.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and their ages are as of December 31, 2021. Based on their respective experiences, qualifications, attributes and skills set forth below, the Board of Directors determined that each current Director should serve as a Director.

Douglas J. Andrea, age 59, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

Louis Libin, age 63, has been a Director of the Company since February 2002. Mr. Libin is Vice President of Spectrum Policy and Strategy for One Media and Sinclair Broadcast Group (SBGI). Since 1996, he has been the President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Mr. Libin has been an executive director of the Advanced Television Broadcasting Alliance (the “ATBA”) since January 2014. The ATBA is an organization comprised of hundreds of low-power television (“LPTV”) broadcasters, owners and operators of translators, and allied industry organizations and companies. Mr. Libin also served as the Senior Director for advanced technology for Sinclair Broadcast Group from 2015 to 2018. Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships, makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 71, has been a Director of the Company since September 2003. Since 2020, Mr. Migliozzi serves as Vice President of Finance and Chief Financial Officer of Eastern Alloys, Inc., a company that formulates metal alloys primarily from zinc and aluminum. From 2008 to 2019, Mr. Migliozzi served as the Executive Vice President of Ionian Management Inc., a petroleum shipping, trading and distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice, from 2005 to 2008. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Turtle Beach Systems. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 65, has been a Director of the Company since 2003. He currently is Senior Vice President of Networks Sales for Sinclair Broadcast, one of the largest owners of television stations in the country, and served in such positon since January 2014. Previously, he was the Senior Director of Advanced Advertising from 2010 to 2013, heading the group for Viamedia, a cable television advertising representation company that represents many cable providers including, but not limited to, Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University and is a member of the National Sales Advisory Board of the Cable Advertising Bureau, and is a member of the Internet Advertising Bureau.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 49, has been the Company’s Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

Ms. Guiffre is elected annually and holds office until her successor has been elected and qualified or until she is removed or replaced.

Code of Business Ethics and Conduct

Andrea has adopted a Code of Business Ethics and Conduct which applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. See Part II, “Item 15 – Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K.

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

Delinquent Section 16(a) Reports

Under the federal securities laws, the Company’s directors and officers and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report on Form 10-K any failure to file by these dates. Based solely on our review of copies of the reports on the Section 16(a) forms filed with the SEC with respect to the fiscal year ended December 31, 2021, we believe that all directors, executive officers and persons who own more than ten percent (10%) of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section, except for one late Form 4 filing for Mr. Joseph Migliozzi reflecting the purchase of shares of common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officer whose total compensation was over $100,000 during the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus		Total
Douglas J. Andrea, Chairman of the Board, Chief Executive Officer, and Corporate Secretary	2021 2020	$216,000 216,000	$	- -	$216,000 216,000

Corisa L. Guiffre, Vice President, Chief Financial Officer and Assistant Corporate Secretary	2021 2020	$170,000 170,000	$	- -	$170,000 170,000

Outstanding Equity Awards at December 31, 2021

The following table provides information concerning outstanding unexercised options as of December 31, 2021 for each named executive officer. Neither of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2021.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	500,000	-	$ 0.10	09-02-2024
	500,000	-	$ 0.06	08-07-2025
	1,400,000	-	$ 0.05	11-16-2026

Corisa L. Guiffre	350,000	-	$ 0.08	10-21-2024
	400,000	-	$ 0.05	11-16-2026

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on January 31, 2022. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2022, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt or tax credits received relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the unpaid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At December 31, 2021, the future minimum cash commitments under this agreement aggregate $126,000.

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

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2021 fiscal year.

Director	Fees Earned or Paid in Cash	Stock Option Awards	Total

Louis Libin	$ 7,750	-	$ 7,750
Joseph J. Migliozzi	$ 8,250	-	$ 8,250
Jonathan D. Spaet	$ 6,750	-	$ 6,750

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2021. Mr. Andrea, as an employee director does not receive any retainers or fees for his service on the Board of Directors.

Annual Board Service Retainer	$2,500
Annual Committee Service Retainer	$1,000
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 25, 2022, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)	Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding(1)

Executive Officer

Douglas J. Andrea	2,923,576	2,400,000	7.6%
Corisa L. Guiffre	98,200	750,000	1.2%

Non-Employee Directors

Louis Libin	352,149	475,000	1.2%
Joseph J. Migliozzi	1,672,254	475,000	3.1%
Jonathan D. Spaet	29,261	375,000	*
Current directors and executive officers as a group (5 persons)	5,075,440	4,475,000	13.2%

____________________________________

*Less than 1%

(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 25, 2022, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated, none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

The following table sets forth certain information as of March 25, 2022 with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

Name and Address	Shares of Common Stock Owned	Common Stock Equivalents (1)	Percent of Common Stock and Common Stock Equivalents Outstanding (2)

Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	-	5,722,159 (3)	7.8%
Nickolas W. Edwards 937 Pine Ave, Long Beach, CA 90813	5,390,000 (4)	-	7.9%

____________________________________

(1)	Alpha Capital Anstalt (“Alpha Capital”) holds the Company’s Series C and Series D Preferred Stock that is convertible into the Company’s common stock. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60 day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also are limited to that amount which, after given effect to the conversion, would cause the holder not to beneficially own an excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days notice to us.
(2)	Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus in the case of Alpha Capital the number of shares of Company common stock which such person or groups of persons has the right to acquire within 60 days of the conversion of Series C Preferred Stock and Series D Preferred Stock.
(3)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital is not known as of March 25, 2022. As of March 25, 2022, Alpha Capital had 2,086,809 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above for limitations on the conversion of such common stock equivalents.
(4)	Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards. Mr. Edwards passed away on March 4, 2020. Common stock ownership of Mr. Edwards’ beneficiaries is not known as of March 25, 2022.

The following table sets forth certain information as of December 31, 2021 for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2021 and 2020 by Marcum LLP:

	2021	2020
Audit Fees	$ 114,330	$ 113,280
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2021, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—at December 31, 2021 and 2020
•	Consolidated Statements of Operations—Years Ended December 31, 2021 and 2020
•	Consolidated Statements of Shareholders’ Deficit—Years Ended December 31, 2021 and 2020
•	Consolidated Statements of Cash Flows—Years ended December 31, 2021 and 2020
•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant, dated May 14, 1992 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, dated August 19, 1997 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the year ended December 31, 1997)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated November 24, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated May 7, 1999 (incorporated by reference to Exhibit 3.4 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 10, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 22, 1999)
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated September 28, 2000 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2017)
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated October 3, 2000 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2000)
3.8	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated August 22, 2001 (incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-K filed April 1, 2002)
3.9	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated February 5, 2003 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A/A filed February 6, 2003)
3.10	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated February 23, 2004 (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-K filed February 26, 2004)
3.11	Amended By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 30, 1998)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K filed on March 31, 2021)
4.2	Rights Agreement dated as of April 23, 1999 between Andrea and Continental Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Amendment to Certificate of Incorporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 7, 1999)
10.1	*2006 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on October 17, 2006)
10.2	* Amendment to the 2006 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K filed on March 16, 2010)
10.3	* 2019 Equity Compensation Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed on September 18, 2019)
10.4	*Employment Agreement, dated as of August 1, 2014 by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 8, 2014)
10.5	+ * Twelfth Amendment to Executive Employment Agreement, dated as of January 31, 2022, by and between Andrea Electronics Corporation and Douglas J. Andrea
10.6	*Amended and Restated Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 14, 2008)
10.7	**Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)
10.8	**Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)
10.9	+ Second Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement and Omnibus Amendment to Related Documents dated January 27, 2022
10.10	Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2016)

Exhibit Number	Description
10.11	First Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of October 24, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 15, 2019)
10.12	Second Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of May 10, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 15, 2019)
10.13	Third Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of September 21, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on November 15, 2021)
14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)
21.0	+Subsidiaries of Registrant
23.1	+Consent of Independent Registered Public Accounting Firm
31.0	+Rule 13a-14(a)/15d – 14(a) Certifications
32.0	+Section 1350 Certifications
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL:

(i)            the Consolidated Balance Sheets;

(ii)           the Consolidated Statements of Operations;

(iii)          the Consolidated Statements of Shareholders’ Deficit;

(iv)          the Consolidated Statements of Cash Flows; and

(v)           the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Page
Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2

(PCAOB ID Number 688)

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, utilizing the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Andrea Electronics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Assessment

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company is required to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern and meet its obligations as they become due within one year after the date that the consolidated financial statements have been issued. The Company has current year and historical losses and cash flows used in operations. Management believes, based on the Company’s cash balances, current working capital and projected future revenues, the Company will be able to satisfy their obligations as they come due for at least one year from the financial statement issuance date. The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future.

The principal considerations for our determination that performing procedures relating to the Company’s assessment of its ability to continue as a going concern is a critical audit matter are the significant judgement by management in the estimation of the Company’s future cash flows and the risk of bias in management’s, judgments and assumptions in estimating these cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s assessment of its ability to continue as a going concern included the following, among others:

We tested the reasonableness of the forecasted revenue, operating expenses and sources and uses of cash in management’s assessment of liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting managements forecasts and reviewing customer purchase orders and/or forecasts used in the projections.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2002.

Marcum LLP

Melville, NY

March 31, 2022

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS

Current assets:
Cash	$148,349	$362,730
Accounts receivable, net of allowance for doubtful accounts of $4,789	236,338	182,871
Inventories	259,007	114,393
Prepaid expenses and other current assets	99,163	110,235
Total current assets	742,857	770,229

Property and equipment, net	39,511	17,725
Intangible assets, net	194,200	212,619
Other assets, net	161,876	209,331
Total assets	$1,138,444	$1,209,904

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$704,363	$419,591
Current portion of long-term debt	4,386	9,979
Accrued Series C Preferred Stock Dividends	19,168	19,168
Total current liabilities	727,917	448,738

Lease liabilities payable	119,886	159,794
Long-term debt	2,451,257	2,388,192
Total liabilities	3,299,060	2,996,724

Commitments and contingencies:	-	-

Shareholders’ deficit:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.47; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; 68,104,957 issued and outstanding	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(80,937,648)	(80,563,852)

Total shareholders’ deficit	(2,160,616)	(1,786,820)

Total liabilities and shareholders’ deficit	$1,138,444	$1,209,904

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Revenues
Net product revenues	$1,621,327	$1,295,833
License revenues and service related revenues	42,170	59,530
Total revenues	1,663,497	1,355,363
Cost of revenues	433,022	310,905
Gross margin	1,230,475	1,044,458
Patent Monetization Expenses	163,439	166,694
Research and development expenses	587,499	573,980
General, administrative and selling expenses	1,074,589	1,058,980
Operating loss	(595,052)	(755,196)
Gain from forgiveness of Paycheck Protection Program Loans and related interest	295,346	-
Interest expense, net	(73,505)	(68,020)
Loss from operations before provision for income taxes	(373,211)	(823,216)
Provision for income taxes	585	619
Net loss	$(373,796)	$(823,835)
Basic and diluted weighted average shares	68,104,957	68,104,957
Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, January 1, 2020	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(79,740,017)	$(962,985)
Net loss	-	-	-	-	-	-	-	(823,835)	(823,835)
Balance, December 31, 2020	11.469249	$-	907,144	9,072	68,104,957	681,050	78,086,910	(80,563,852)	(1,786,820)
Net loss	-	-	-	-	-	-	-	(373,796)	(373,796)
Balance, December 31, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,937,648)	$(2,160,616)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2021	2020
Net loss	$(373,796)	$(823,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,082	52,231
Forgiveness of Paycheck Protection Program Loans and related interest	(295,346)	-
Inventory net realizable adjustment	9,820	(9,180)
Provision for income tax withholding	585	619
Amortization of right-of-use assets	47,455	48,965
Deferred interest on Paycheck Protection Program Loans and SBA Loan, net	2,816	3,429
PIK interest, net	67,225	66,458
Change in:
Accounts receivable	(54,052)	194,689
Inventories	(154,434)	104,948
Prepaid expenses, other current assets and other assets	11,072	(67,789)
Trade accounts payable and other current liabilities and lease liability payable	244,864	(19,078)
Net cash used in operating activities	(455,709)	(448,543)

Cash flows from investing activities:
Purchases of property and equipment	(29,508)	(5,989)
Purchases of patents and trademarks	(11,941)	(19,303)
Net cash used in investing activities	(41,449)	(25,292)

Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loans	142,777	142,775
Proceeds from SBA Loan	-	158,000
Proceeds from long-term debt	140,000	200,000
Net cash provided by financing activities	282,777	500,775

Net (decrease) increase in cash	(214,381)	26,940

Cash, beginning of year	362,730	335,790
Cash, end of year	$148,349	$362,730

Supplemental disclosures of cash flow information:
Cash paid for:
Income Taxes	$639	$947
Interest	$3,655	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On May 8, 2020, the Company entered into a certain U.S. Small Business Administration (“SBA”) Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775 (the “PPP Loan First Draw”). The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the Paycheck Protection Program (“PPP”) which was established under the CARES Act and is administered by the SBA. On January 18, 2021, the PPP Loan First Draw was forgiven by the SBA, except for the initial $8,000 advance which was forgiven in April 2021. See Note 7 for additional information on the PPP Loan First Draw.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

On February 5, 2021, the Company entered into a certain SBA Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,777 (the “PPP Loan Second Draw” and together with the PPP Loan First Draw, the “PPP Loans”). The PPP Loan Second Draw was made under, and is subject to the terms and conditions of, the PPP. On September 7, 2021, the PPP Loan Second Draw was forgiven by the SBA. See Note 7 for additional information on the PPP Loan Second Draw.

The Company’s loss before income taxes was approximately $373,211 for the year ended December 31, 2021, of which $38,000 represents non-cash depreciation and amortization expenses. As part of its evaluation, management considered the Company’s cash balance of $148,349 and working capital of $14,940 as of December 31, 2021 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss adjusts basic loss earnings per share for the effect of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	December 31,
	2021	2020
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 13)	6,301,500	6,301,500
Series C Convertible Preferred Stock and related accrued dividends (Note 9)	524,736	524,736
Series D Convertible Preferred Stock (Note 10)	3,628,576	3,628,576

Total potentially dilutive common shares	10,454,812	10,454,812

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the years ended December 31, 2021 and 2020, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. The Company does not believe it is exposed to significant credit risk due to the financial position of the financial institutions in which its deposits are held. At December 31, 2021, the Company’s cash was held at four financial institutions.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Concentration of Risk

The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	December 31,
	2021	2020
Customer A	22%	31%
Customer B	19%	15%
Customer C	13%	23%
Customer D	11%	*

________________________

*	Amounts are less than 10%

As of December 31, 2021, Customers A, B, C and D accounted for approximately 29%, 22%, 16% and 17%, respectively, of accounts receivable. As of December 31, 2020, Customers A, B, C and D accounted for approximately 32%, 17%, 14% and 20%, respectively, of accounts receivable.

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with ASC 360 “Plant, Property and Equipment,” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2021 and 2020.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Revenue Recognition

In accordance with ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) the Company recognizes revenue using the following five-step approach:

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

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At December 31, 2021, the Company had $123,451 of deferred revenue, which are advance payments from customers that are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 14 for additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021, the Company has recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2018 through 2021. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Stock-Based Compensation

At December 31, 2021, Andrea had one stock-based employee compensation plan, which is described more fully in Note 13. Andrea accounts for stock based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

All media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for each of the years ended December 31, 2021 and 2020 was approximately $6,000 and is included in general, administrative and selling expenses.

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

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2021 and 2020, the carrying value of all financial instruments approximated fair value.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for allowances for bad debts, inventory valuation and obsolescence, deferred income taxes valuation allowance, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition and liquidity. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than what is disclosed, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,
	2021	2020
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	994,951	983,010
	9,562,399	9,550,458
Less: accumulated amortization	(9,368,199)	(9,337,839)
	$194,200	$212,619

The changes in the carrying amount of intangible assets during the years ended December 31, 2021 and 2020 were as follows:

Balance as of January 1, 2020	$231,123
Additions during the period	19,303
Amortization	(37,807)
Balance as of December 31, 2020	212,619
Additions during the period	11,941
Amortization	(30,360)
Balance as of December 31, 2021	$194,200

Andrea accounts for its long-lived assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows. This new cost basis will be net of any recorded impairment. At December 31, 2021 and 2020, Andrea concluded that there were no long-lived assets that were required to be tested for recoverability.

Amortization expense was $30,360 and $37,807 for the years ended December 31, 2021 and 2020, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $33,000, $27,000, $27,000, $27,000 and $25,000, respectively.

4. INVENTORIES

Inventories consisted of the following:

	December 31,
	2021	2020
Raw materials	$102,444	$18,996
Finished goods	156,563	95,397
	$259,007	$114,393

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	December 31,
	2021	2020
Information Technology Equipment	$299,443	$280,724
Furniture and fixtures	87,958	87,958
Tools, molds and testing equipment	206,735	212,366
	594,136	581,048
Less: accumulated depreciation and amortization	(554,625)	(563,323)
	$39,511	$17,725

Depreciation and amortization of property and equipment was $7,722 and $14,424 for the years ended December 31, 2021 and 2020, respectively.

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT

Revenue Sharing and Note Purchase Agreement

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017, 2019 and 2021, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The Additional Notes and related payment-in-kind (“PIK”) Interest have a maturity date of June 20, 2023. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2020, there was $1,884,422 of Additional Notes principal and $209,545 PIK Interest outstanding. As of December 31, 2021, there was $2,024,422 of Additional Notes principal and $276,770 PIK interest outstanding.

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

7. LONG TERM DEBT

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3% at December 31, 2021 and December 31, 2020); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the years ended December 31, 2021 and 2020, $140,000 and $200,000, respectively, of Additional Notes were issued to AND34. As of December 31, 2021, the remaining amount of Additional Notes that can be issued is $3,560,000. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

On February 7, 2022, $70,000 of Additional Notes were issued to AND34.

On May 8, 2020, the Company entered into the PPP Loan First Draw, a SBA Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775. While applying for the PPP Loan First Draw, the SBA advanced $8,000 of loan proceeds to the Company on April 30, 2020. The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the PPP. The term of the PPP Loan First Draw was two years with a maturity date of May 8, 2022 and contained a favorable fixed annual interest rate of 1.00%. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan First Draw. The Company used the proceeds of the PPP Loan First Draw for Qualifying Expenses. In January 2021, $142,775 and $866 of accrued interest from the PPP Loan First Draw were forgiven. In April 2021, the initial advance of $8,000 and $87 of accrued interest was also forgiven.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Long-term debt

	December 31,
	2021	2020
Additional Notes	$2,024,422	$1,884,422
PIK interest	276,770	209,545
PPP Loan First Draw with accrued interest	-	151,703
SBA Loan with accrued interest	154,451	152,501
Total long-term debt	2,455,643	2,398,171
Less: current maturities of long-term debt	(4,386)	(9,979)
Long-term debt, net of current maturities	$2,451,257	$2,388,192

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

8. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consisted of the following:

	December 31,
	2021	2020
Trade accounts payable	$162,829	$49,182
Payroll and related expenses	42,472	39,290
Patent monetization expenses	162,990	120,105
Current lease liabilities	39,909	44,630
Deferred revenue	123,451	34,178
Professional and other service fees	172,712	132,206
Total trade accounts payable and other current liabilities	$704,363	$419,591

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

In accordance with Sub Topic 815-40, Andrea evaluated the Series C Preferred Stock and concluded that it is not indexed to the Company’s stock because of the conversion price adjustment feature described above. Accordingly, under the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”), Andrea evaluated the Series C Preferred Stock embedded conversion feature. The Company has concluded that the embedded conversion feature would be classified in shareholders’ equity if it were a freestanding instrument, but as the Series C Preferred Stock is more akin to equity, it should not be bifurcated from the Series C instrument and accounted for separately.

As of December 31, 2021, there were 11.469249 shares of Series C Preferred Stock outstanding, which were convertible into 524,736 shares of Common Stock and had remaining accrued dividends of $19,168.

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

DECEMBER 31, 2021

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

As of December 31, 2021, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

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

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2020 and during the years ended December 31, 2021 and 2020.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2017 through 2021. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2021. For the year ended December 31, 2021, the Company determined that, more likely than not, its deferred tax assets would not be realized and, accordingly, decreased the valuation allowance. The increase in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Loss before income taxes is comprised of the following:

	For the Years Ended December 31,
	2021	2020
Domestic	$(376,136)	$(826,359)
Foreign	2,925	3,143
Net loss before income taxes	$(373,211)	$(823,216)

The provision for income tax consisted of the following:

	For the Years Ended December 31,
	2021	2020
Current:
Federal	$-	$-
Foreign	585	619
State and Local	-	-
Total Current	585	619
Deferred
Federal	1,566,000	1,731,000
Foreign	-	-
State and Local	(10,000)	(9,000)
Adjustment to valuation allowance related to net deferred tax assets	(1,556,000)	(1,722,000)
Total Deferred	-	-
Provision for income taxes	$585	$619

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income taxrate to loss before provision for income taxes is as follows:

	For the Years Ended December 31,
	2021	2020
Tax provision at statutory rate	21%	21%
State and local taxes	3%	3%
Gain from forgiveness of Paycheck Protection Program Loans and related interest	19%	-
General business credit	8%	4%
Expiration of loss carryforwards and credits	(467)%	(235)%
Other	(1)%	(2)%
Change in valuation allowance for net deferred tax assets	417%	209%
	-%	-%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$16,000	$16,000
Allowance for doubtful accounts	1,000	1,000
Deferred revenue	27,000	8,000
Reserve for obsolescence	23,000	23,000
Expense associated with non-qualified stock options	37,000	37,000
Revenue Sharing Agreement	190,000	210,000
General business credit	922,000	1,004,000
NOL carryforward	4,259,000	5,732,000
	5,475,000	7,031,000
Less: valuation allowance	(5,475,000)	(7,031,000)
Deferred tax asset, net	$-	$-

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2021	2020
Beginning Balance	$7,031,000	$8,753,000
Change in Allowance	(1,556,000)	(1,722,000)
Ending Balance	$5,475,000	$7,031,000

As of December 31, 2021, Andrea had federal net operating loss carryforwards of approximately $19,900,000. $3,000,000 of these federal net operating loss carryforwards are carried forward indefinitely, the remaining $16,900,000 expire in varying amounts beginning in 2022 through 2037. Andrea has state net operating loss carryforwards of approximately $2,900,000 expiring in varying amounts beginning in 2035. Andrea has general business credits of approximately $900,000 expiring in varying amounts beginning in 2022 through 2040. The Company records tax benefits and expense in the statements of earnings.

12. COMMITMENTS AND CONTINGENCIES

Leases

Arrangements that explicitly or implicitly relate to property, plant and equipment are assessed at inception to determine if the arrangement is or contains a lease. Generally, we enter into operating leases as the lessee and recognize right-of-use assets (“ROU”) and lease liabilities based on the present value of future lease payments over the lease term.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases

	December 31, 2021	December 31, 2020
ROU Assets	$156,626	$204,081

Trade accounts payable and other current liabilities	$39,909	$44,630
Lease liabilities payable non-current	119,886	159,794
Total operating lease liabilities	$159,795	$204,424

Weighted-average remaining lease term	47 months	56 months
Weighted-average discount rate	3.8%	4.0%

As of December 31, 2021, maturities of operating lease liabilities were as follows:

2022	$45,071
2023	42,389
2024	43,743
2025	40,344
Total	171,547
Less: interest	(11,752)
Total Lease Payments	$159,795

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on January 31, 2022. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2022, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt or tax credits received relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the unpaid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At December 31, 2021, the future minimum cash commitments under this agreement aggregate $126,000.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on June 11, 2021. Oral argument before the Federal Circuit occurred on December 8, 2021. A decision from the Federal Circuit on the Company’s appeal is pending.

The New York Litigation is stayed pending the final outcome of Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

No options were granted during the year ended December 31, 2021 or 2020.

Option activity during 2021 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2021	6,301,500	$0.06	$0.06	4.98 years	6,301,500	$0.06	$0.06	4.98 years

At December 31, 2021	6,301,500	$0.06	$0.06	3.98 years	6,301,500	$0.06	$0.06	3.98 years

During the year ended December 31, 2021, no options vested, nor were any options exercised or forfeited. Based on the December 31, 2021 fair market value of the Company’s common stock of $0.03 per share, there is no aggregate intrinsic value for the 6,301,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the years ended December 31, 2021 or 2020. As of December 31, 2021, there is no unrecognized compensation cost related to nonvested share-based compensation arrangements.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2021 and 2020:

2021 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2021
Net product revenues	$-	$1,621,327	$1,621,327
Service related revenues	-	3,840	3,840
License revenues	329	38,001	38,330
Loss from operations	(343,802)	(251,250)	(595,052)
Depreciation and amortization	15,168	22,914	38,082
Purchases of property and equipment	-	29,508	29,508
Purchases of patents and trademarks	5,972	5,969	11,941
Assets	194,683	943,761	1,138,444
Total long lived assets	103,066	292,521	395,587

2020 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2020
Net product revenues	$-	$1,295,833	$1,295,833
Service related revenues	-	45,200	45,200
License revenues	554	13,776	14,330
Loss from operations	(362,254)	(392,942)	(755,196)
Depreciation and amortization	18,908	33,323	52,231
Purchases of property and equipment	-	5,989	5,989
Purchases of patents and trademarks	9,651	9,652	19,303
Assets	279,437	930,467	1,209,904
Total long lived assets	106,296	333,379	439,675

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2021 and 2020, and as of each respective year-end, total revenues and accounts receivable by geographic area were as follows:

Geographic Data	2021	2020
Total Revenues:
United States	$1,193,295	$1,043,384
Foreign(1)	470,202	311,979
	$1,663,497	$1,355,363
Accounts receivable:
United States	$134,695	$127,567
Foreign	101,643	55,304
	$236,338	$182,871

____________________

(1)

Net revenues to India represented 12% of total net revenues for the year ended December 31, 2021. Net revenues to any one foreign country did not exceed 10% for the year ended December 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 31, 2022
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 31, 2022
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ LOUIS LIBIN	Director	March 31, 2022
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 31, 2022
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 31, 2022
Jonathan D. Spaet