Form 10-Q
period 2022-03-31
ANDREA ELECTRONICS CORP
filed 2022-05-16
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission file number 001-04324

ANDREA ELECTRONICS CORPORATION

---------------------------------------------------------------------

(Exact Name of Registrant as Specified in its Charter)

New York	11-0482020
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

620 Johnson Avenue Suite 1-B, Bohemia, NY	11716
(Address of Principal Executive Offices)	Zip Code

631-719-1800
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ANDR	OTC Bulletin Board

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2022, there were 68,104,957 common shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets:
Cash	$124,912	$148,349
Accounts receivable, net of allowance for doubtful accounts of $4,789	234,499	236,338
Inventories, net	322,389	259,007
Prepaid expenses and other current assets	72,176	99,163
Total current assets	753,976	742,857

Property and equipment, net	38,573	39,511
Intangible assets, net	185,166	194,200
Other assets, net	149,644	161,876
Total assets	$1,127,359	$1,138,444

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$706,662	$704,363
Current portion of long-term debt	4,386	4,386
Accrued Series C Convertible Preferred Stock Dividends	19,168	19,168
Total current liabilities	730,216	727,917

Lease liabilities payable	110,373	119,886
Long-term debt	2,540,191	2,451,257
Total liabilities	$3,380,780	$3,299,060

Commitments and contingencies (Note 7)

Shareholders’ deficit :
Preferred stock, $0.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $0.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $0.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $0.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(81,030,453)	(80,937,648)

Total shareholders’ deficit	(2,253,421)	(2,160,616)

Total liabilities and shareholders’ deficit	$1,127,359	$1,138,444

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Net product revenues	$509,468	$423,215
License revenues	1,118	3,269
Total revenues	510,586	426,484

Cost of product revenues	133,781	103,149

Gross margin	376,805	323,335

Patent monetization expenses	40,136	39,172

Research and development expenses	131,798	137,724

General, administrative and selling expenses	278,761	276,216

Operating loss	(73,890)	(129,777)

Gain from forgiveness of PPP Loan First Draw and related interest	-	143,641

Interest expense, net	(18,915)	(17,499)

Loss before provision for income taxes	(92,805)	(3,635)

Provision for income taxes	-	288

Net loss	$(92,805)	$(3,923)

Basic and diluted weighted average shares	68,104,957	68,104,957

Basic and diluted net loss per share	$(.00)	$(.00)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, January 1, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,563,852)	$(1,786,820)

Net loss	-	-	-	-	-	-	-	(3,923)	(3,923)

Balance, March 31, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,567,775)	$(1,790,743)

Balance, January 1, 2022	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,937,648)	$(2,160,616)

Net loss	-	-	-	-	-	-	-	(92,805)	(92,805)

Balance, March 31, 2022	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(81,030,453)	$(2,253,421)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(92,805)	$(3,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,266	9,174
Forgiveness of PPP Loans and related interest	-	(143,641)
Inventory net realizable adjustment	(4,709)	(159)
Provision for income tax withholding	-	288
Amortization of right-of-use assets	12,232	11,651
Deferred interest on PPP Loans and SBA Loan, net	1,372	1,661
PIK interest, net	17,562	15,888
Change in:
Accounts receivable	1,839	(102,435)
Inventories	(58,673)	(104,317)
Prepaid expenses and other current assets	26,987	61,854
Trade accounts payable and other current liabilities and lease liabilities payable	(7,214)	38,807
Net cash used in operating activities	(91,143)	(215,152)

Cash flows from investing activities:
Purchases of property and equipment	(2,294)	-
Payments for patents and trademarks	-	(360)
Net cash used in investing activities	(2,294)	(360)

Cash flows from financing activities:
Proceeds from PPP Loans	-	142,777
Proceeds from long-term notes	70,000	100,000
Net cash provided by financing activities	70,000	242,777

Net (decrease) increase in cash	(23,437)	27,265

Cash, beginning of year	148,349	362,730
Cash, end of period	$124,912	$389,995

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$-	$54

See Notes to unaudited condensed consolidated interim financial statements.

Note 1. Basis of Presentation

Basis of Presentation - The accompanying unaudited condensed consolidated interim financial statements include the accounts of Andrea Electronics Corporation and its subsidiaries (“Andrea” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2021 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2021 audited consolidated financial statements.

Liquidity – ASC 205-40, “Presentation of Financial Statements-Going Concern,” requires management to evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the evaluation, management believes the Company has the ability to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance. This evaluation includes expected receipt of Employee Retention Credits (“ERC”). ERCs are refundable payroll tax credits established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act to help businesses retain employees.

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

The COVID-19 global pandemic continues to evolve, including new variants of COVID-19. The Company continues to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread including the speed of the ongoing vaccine distribution effort, and its impact on operations, financial position, cash flows, inventory, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. Although the Company did not have customers cancel any open orders, in 2020 some customers delayed shipments of products into future months. The Company did not have similar customer shipment delays in 2021. However, in 2021 and 2022 the Company did see an increase in component costs due to supply chain issues related to COVID-19 as well as the conflict between Russia and Ukraine, which may continue into the future with additional ramifications to our business. While there could ultimately be a material impact on future operations and liquidity of the Company, the full impact of COVID-19 cannot be determined.

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

The Company’s loss before provision for income taxes was $92,805 for the three months ended March 31, 2022. As part of the evaluation, management considered the Company’s cash balance of $124,912 and working capital of $23,760 as of March 31, 2022 as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 8)	6,301,500	6,301,500
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	524,736	524,736
Series D Convertible Preferred Stock (Note 6)	3,628,576	3,628,576

Total potentially dilutive common shares	10,454,812	10,454,812

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended March 31, 2022 and December 31, 2021, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2022 and December 31, 2021, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Customer A	20%	22%
Customer B	15%	32%
Customer C	15%	*
Customer D	11%	13%
Customer E	*	15%

_________________

* Amounts are less than 10%

As of March 31, 2022, Customers A, B, D and E accounted for approximately 18%, 30%, 11% and 10%, respectively, of accounts receivable. As of December 31, 2021, Customers A, B, and D accounted for approximately 29%, 22%, and 16%, respectively, of accounts receivable.

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

	March 31,	December 31,
	2022	2021
Raw materials	$56,640	$102,444
Finished goods	265,749	156,563
	$322,389	$259,007

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At March 31, 2022 and December 31, 2021, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Trade accounts payable	$204,119	$162,829
Payroll and related expenses	17,110	42,472
Patent monetization expenses	177,201	162,990
Current lease liabilities	37,642	39,909
Deferred revenue	92,116	123,451
Professional and other service fees	178,474	172,712
Total trade accounts payable and other current liabilities	$706,662	$704,363

Revenue Recognition - The Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. During the three months ending March 31, 2022 and 2021, there were no service related revenues. During the three months ending March 31, 2022, $31,335 of deferred revenue was recognized as revenue. At March 31, 2022, the Company had $92,116 of deferred revenue, which are advance payments from customers that are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s condensed consolidated balance sheets. See Note 9 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated interim financial statements. The Company’s evaluation was performed for the tax years ended 2018 through 2021. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Note 3. Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017, 2019 and 2021, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The Additional Notes and related payment -in-kind (“PIK”) Interest have a maturity date of June 20, 2023. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2021, there was $2,024,422 of Additional Notes principal and $276,770 PIK Interest outstanding. As of March 31, 2022, there was $2,094,422 of Additional Notes principal and $294,332 PIK Interest outstanding.

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

Note 4. Long-Term Debt

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3% at March 31, 2022 and December 31, 2021); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Pursuant to the Second Amendment to the Revenue Sharing Agreement, upon the occurrence of certain benchmark transition events, such LIBOR benchmark may be replaced with an alternative benchmark as described therein. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the three months ended March 31, 2022 and year ended December 31, 2021, $70,000 and $140,000, respectively, of Additional Notes were issued to AND34. As of March 31, 2022, the remaining amount of Additional Notes that could be issued was $3,490,000, subject to certain restrictions and limitations outlined in the Revenue Sharing Agreement. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

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

Long-term debt

	March 31,	December 31,
	2022	2021
Additional Notes	$2,094,422	$2,024,422
PIK interest	294,332	276,770
SBA Loan with accrued interest	155,823	154,451
Total long-term debt	2,544,577	2,455,643
Less: current maturities of long-term debt	(4,386)	(4,386)
Long-term debt, net of current maturities	$2,540,191	$2,451,257

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

As of March 31, 2022, there were 11.469249 shares of Series C Convertible Preferred Stock outstanding, which were convertible into 524,736 shares of Andrea’s common stock and had remaining accrued dividends of $19,168.

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

As of March 31, 2022, there were 907,144 shares of Series D Convertible Preferred Stock outstanding which were convertible into 3,628,576 shares of Andrea’s common stock.

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

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2022	2021
ROU assets	$144,394	$156,626

Lease liabilities current	$37,642	$39,909
Lease liabilities payable non-current	110,373	119,886
Total operating lease liabilities	$148,015	$159,795

Weighted-average remaining lease term	44 months	47 months
Weighted-average discount rate	3.8%	3.8%

As of March 31, 2022, maturities of operating lease liabilities were as follows:

2022 (April 1 – December 31)	$31,836
2023	42,389
2024	43,743
2025	40,344
Total	158,312
Less: interest	(10,297)
Total Lease Payments	$148,015

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on January 31, 2022. The effective date of the original employment agreement was August 1, 2014 and it will expire on July 31, 2022, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt or tax credits received relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At March 31, 2022, the future minimum cash commitments under this agreement aggregate $72,000.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on June 11, 2021. Oral argument before the Federal Circuit occurred on December 8, 2021. On April 22, 2022, the Federal Circuit issued its decision on the Company’s appeal, which partially affirmed the PTO’s findings, but also partially vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. The parties are now awaiting the PTO’s further decision.

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

Option activity during the three months ended March 31, 2022 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
At January 1, 2022	6,301,500	$0.06	$0.06	3.98 years	6,301,500	$0.06	$0.06	3.98 years

At March 31, 2022	6,301,500	$0.06	$0.06	3.74 years	6,301,500	$0.06	$0.06	3.74 years

During the three months ended March 31, 2022, no options vested, nor were any options exercised or forfeited. Based on the March 31, 2022 fair market value of the Company’s common stock of $0.03 per share, there is no aggregate intrinsic value for the 6,301,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the three months ended March 31, 2022 or 2021. As of March 31, 2022, there were no unvested shares or unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 or 2019 Plans.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three month periods ended March 31, 2022 and 2021 and the fiscal year ended December 31, 2021.

2022 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2022 Three Month Segment Data
Net product revenues	$-	$509,468	$509,468
License revenues	38	1,080	1,118
Operating loss	(66,562)	(7,328)	(73,890)
Depreciation and amortization	4,518	7,748	12,266
Assets	214,569	912,790	1,127,359
Total long lived assets	92,582	280,801	373,383
Purchases of property and equipment	-	2,294	2,294

2021 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Three Month Segment Data
Net product revenues	$-	$423,215	$423,215
License revenues	84	3,185	3,269
Operating loss	(84,146)	(45,631)	(129,777)
Depreciation and amortization	3,759	5,415	9,174
Payments for patents and trademarks	180	180	360

December 31, 2021 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Year End Segment Data
Assets	$188,717	$949,727	$1,138,444
Total long lived assets	97,100	298,487	395,587

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended March 31, 2022 and 2021, total revenues by geographic area were as follows:

Geographic Data	March 31, 2022	March 31, 2021
Total revenues:
United States	$398,038	$247,514
Foreign(1)	112,548	178,970
	$510,586	$426,484

__________________________

(1)	Net revenues to any one foreign country did not exceed 10% for the three months ended March 31, 2022. Net revenues to India represented 20% of total net revenues for the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, accounts receivable by geographic area were as follows:

Geographic Data	March 31, 2022	December 31, 2021
Accounts receivable:
United States	$93,721	$134,695
Foreign	140,778	101,643
	$234,499	$236,338

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

Our Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements and the notes to our unaudited condensed consolidated interim financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Our significant accounting policies are described in Note 2 of the notes to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. A discussion of our critical accounting policies and estimates are also included in Note 2. Summary of Significant Accounting Policies in notes to condensed consolidated interim financial statements are included elsewhere in this report. Management has discussed the development and selection of these policies with the Audit Committee of the Company’s Board of Directors, and the Audit Committee of the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates to be disclosed in this Quarterly Report since being reported in the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended December 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	our assumptions, estimates and beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, public health and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

•	our ability to obtain financing, including the possible impact of COVID-19 and the limitations in the Revenue Sharing Agreement;

•	our limited cash and our history of losses;

•	our ability to achieve profitability;

•	our ability to continue as a going concern;

•	whether we obtain market acceptance and effectively commercialize our products;

•	the adequacy of protections afforded to us by the patents that we own and the cost of maintaining, enforcing and deeding our patents;

•	receiving an unfavorable ruling in our current litigation proceedings, which may adversely affect our business, results of operations and financial condition;

•	changes in economic, competitive, governmental, technological and other factors that may affect our business (including component costs) and prospects;

•	our success at managing the risks involved in the foregoing items; and

•	other factors discussed in this report and our other filings with the SEC.

Additional factors are discussed under “Risk Factors” and in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, “Item 1A — Risk Factors” in the Company’s quarterly reports on Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Results Of Operations

Three Months ended March 31, 2022 compared to the Three Months ended March 31, 2021

Total Revenues

	For the Three Months Ended March 31,
	2022	2021	% Change
Patent Monetization revenues
License revenues	$38	$84	(55)
Total Patent Monetization revenues	38	84	(55)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	68,099	80,178	(15)	(a)
Revenue from OEM array microphone products	340,500	263,824	29	(b)
Revenue from customized digital products	37,560	64,273	(42)	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	63,309	14,940	324	(d)
License revenues	1,080	3,185	(66)
Total Andrea DSP Microphone and Audio Software Products revenues	510,548	426,400	20

Total revenues	$510,586	$426,484	20

(a)	The approximate $12,000 decrease in revenues from automotive array microphone products for the three months ended March 31, 2022, as compared to the same period in 2021, is the result of timing of sales to integrators of public safety and mass transit vehicle solutions.

(b)	The approximate $77,000 increase in revenues from OEM array microphone products for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily the result of sales to new customers that are integrating our commercial product audio solutions.

(c)	The decrease of approximately $27,000 in customized digital products revenue for the three months ended March 31, 2022, as compared to the same period in 2021, are related to the timing of purchases from an OEM customer for a customized digital product.

(d)	The increase of approximately $48,000 in revenues of all other Andrea DSP Microphone and Audio Software Products for the three months ended March 31, 2022, as compared to the same period in 2021, is primarily the result of increased revenues of speaker and amplifier kits, a new addition to our overall audio solutions.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended March 31, 2022 and 2021 was 26% and 24%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of $38 and $84 for the three months ended March 31, 2022 and 2021, respectively. This increase in cost of product revenues as a percentage of total revenues are primarily the result of the increased component costs because of supply chain issues as well as the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended March 31, 2022 increased 2% to $40,136 from $39,172 for the three months ended March 31, 2021. These expenses are a result of our continuing efforts to pursue patent monetization including the filing of the complaints disclosed under Part II, Item 1 Legal Proceedings. The increase in Patent Monetization expenses for the three months ended March 31, 2022 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 decreased 4% to $131,798 from $137,724 for the three months ended March 31, 2021. This expense primarily relates to costs associated with the development of new products. For the three months ended March 31, 2022, research and development expenses reflect a 20% increase in our Patent Monetization efforts to $4,518, or 3% of total research and development expenses, and a 5% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $127,280, or 97% of total research and development expenses. The changes in our Patent Monetization efforts represent intangible asset amortization expense while the changes in our Andrea DSP Microphone and Audio Software Technology efforts reflect expenses related to our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 1% to $278,761 for the three months ended March 31, 2022 from $276,216 for the three months ended March 31, 2021. For the three months ended March 31, 2022, general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $256,815, or 92% of total general, administrative and selling expenses while those related to our Patent Monetization efforts were $21,946, or 8%. These small increases relate to changes in regular operating expenses.

Interest expense, net

Interest expense, net for the three months ended March 31, 2022 was $18,915 compared to $17,499 for the three months ended March 31, 2021. The slight change in this line item was attributable to an increase in interest expense due to a higher amount of debt outstanding, combined with a decrease of interest income related to lower cash balances.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2022. The income tax provision for the three months ended March 31, 2021 was $288.

Net loss

Net loss for the three months ended March 31, 2022 was $92,805 compared to a net loss of $3,923 for the three months ended March 31, 2021. The net loss for the three months ended March 31, 2022 and 2021 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At March 31, 2022, we had cash of $124,912 compared with $148,349 at December 31, 2021. The decrease in our cash balance at March 31, 2022 was primarily the result of cash used in operating activities.

Our working capital balance at March 31, 2022 was $23,760 compared to working capital of $14,940 at December 31, 2021. The increase in working capital reflects an increase in total current assets of $11,119 offset in part by an increase in total current liabilities of $2,299. The increase in total current assets reflects a decrease in cash of $23,437, a decrease in accounts receivable of $1,839, an increase in inventories of $63,382 and a decrease in prepaid expenses and other current assets of $26,987. The increase in total current liabilities reflects an increase in trade accounts payable and other current liabilities of $2,299.

The decrease in cash of $23,437 reflects $91,143 of net cash used in operating activities, $2,294 of net cash used in investing activities and $70,000 of net cash provided by financing activities.

The cash used in operating activities of $91,143, excluding non-cash charges for the three months ended March 31, 2022, was attributable to a $1,839 decrease in accounts receivable, a $58,673 increase in inventories, a $26,987 decrease in prepaid expenses and other current assets and a $7,214 decrease in trade accounts payable and other current liabilities and lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $2,294 reflects purchases of property and equipment. The increase in property and equipment is associated with the purchases of computer equipment.

The cash provided by financing activities of $70,000 reflects the proceeds from long-term notes.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as our increased sales and marketing efforts. As of May 9, 2022, Andrea had approximately $40,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on June 11, 2021. Oral argument before the Federal Circuit occurred on December 8, 2021. On April 22, 2022, the Federal Circuit issued its decision on the Company’s appeal, which partially affirmed the PTO’s findings, but also partially vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. The parties are now awaiting the PTO’s further decision.

The New York Litigation is stayed pending the final outcome of Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

Andrea intends to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

ITEM 1A. RISK FACTORS

Risk Factors

Our business may be adversely affected by the recent coronavirus outbreak.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures were implemented across much of the United States, including the Long Island area, which was considered an epicenter of the outbreak and is where the Company is located. Due to “shelter in place” orders and other public health guidance measures, the Company implemented temporary work-from-home policy for all staff members. Some customers delayed shipments of products into future months, causing our 2020 product revenues through December 31, 2020 to be approximately $400,000 less than the same period in 2019. We did not have similar customer shipment delays in 2021. However, in 2021 and 2022 we did see an increase in component costs due to supply chain issues related to COVID-19 as well as the conflict between Russia and the Ukraine, which may continue into the future with additional ramifications upon our business. In particular, there has been an increased demand for electronic components as a result of the COVID-19 pandemic and other international events, which has and may continue to result in component shortages and increased costs, including longer lead times to procure components.

The COVID-19 global pandemic continues to evolve, including the new variants of COVID-19. The extent to which the outbreak may further affect the Company’s business, financial condition and results of operations will depend on future developments, which are uncertain and cannot be fully predicted at this time, such as the continuing duration of the outbreak, travel restrictions, vaccination efforts and other actions to contain the outbreak or treat its impact, business closures or business disruptions and the effectiveness of actions taken in the United States and elsewhere to end the pandemic. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s business, financial condition and results of operations.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended March 31, 2022 were $510,586 compared to $426,484 for the three months ended March 31, 2021. Net loss for the three months ended March 31, 2022 was $92,805, or $0.00 loss per share on a basic and diluted basis, compared to a net loss of $3,923, or $0.00 loss per share on a basic and diluted basis for the three months ended March 31, 2021. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of May 9, 2022. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: (a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; (b) 10,000,000 shares reserved for future grants under our 2019 Plan; (c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and (d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

In addition to the risk factors set forth above and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and other quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

a)	Exhibits

Exhibit 10.1 – Second Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement and Omnibus Amendment to Related Documents dated January 27, 2022 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K filed on March 31, 2022)
Exhibit 10.2 – *Twelfth Amendment to Executive Employment Agreement, dated as of January 31, 2022, by and between Andrea Electronics Corporation and Douglas J. Andrea (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K filed on March 31, 2022)
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.0 – Section 1350 Certifications
Exhibit 101.0 – The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104 – Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	May 16, 2022
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	May 16, 2022
Corisa L. Guiffre	Assistant Corporate Secretary