Form 10-Q
period 2022-06-30
ANDREA ELECTRONICS CORP
filed 2022-08-15
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2022, there were 68,104,957 common shares outstanding.

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current assets:
Cash	$19,178	$148,349
Accounts receivable, net of allowance for doubtful accounts of $4,789	404,477	236,338
Inventories, net	312,506	259,007
Employee retention tax credit receivable	140,137	-
Prepaid expenses and other current assets	32,657	99,163
Total current assets	908,955	742,857

Property and equipment, net	42,665	39,511
Intangible assets, net	176,662	194,200
Other assets, net	139,283	161,876
Total assets	$1,267,565	$1,138,444

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$727,351	$704,363
Current portion of long-term debt	4,386	4,386
Accrued Series C Convertible Preferred Stock Dividends	19,168	19,168
Total current liabilities	750,905	727,917

Operating lease liabilities payable	100,772	119,886
Long-term debt	2,559,774	2,451,257
Total liabilities	$3,411,451	$3,299,060

Commitments and contingencies (Note 7)

Shareholders’ deficit :
Preferred stock, $0.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $0.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $0.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $0.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(80,920,918)	(80,937,648)

Total shareholders’ deficit	(2,143,886)	(2,160,616)

Total liabilities and shareholders’ deficit	$1,267,565	$1,138,444

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
Net product revenues	$585,087	$383,888	$1,094,555	$807,103
License revenues and service related revenues	7,050	6,707	8,168	9,976
Total revenues	592,137	390,595	1,102,723	817,079

Cost of product revenues	187,727	104,629	321,508	207,778

Gross margin	404,410	285,966	781,215	609,301

Patent monetization expenses	40,002	38,352	80,138	77,524

Research and development expenses	110,035	146,656	241,833	284,380

General, administrative and selling expenses	264,125	248,617	542,886	524,833

Operating loss	(9,752)	(147,659)	(83,642)	(277,436)

Gain from forgiveness of PPP Loan First Draw and related interest	-	8,087	-	151,728

Income from Employee Retention Tax Credits	140,137	-	140,137	-

Interest expense, net	(19,582)	(18,642)	(38,497)	(36,141)

Income (loss) before provision for income taxes	110,803	(158,214)	17,998	(161,849)

Provision for income taxes	1,268	297	1,268	585

Net income (loss)	$109,535	$(158,511)	$16,730	$(162,434)

Basic weighted average shares	68,104,957	68,104,957	68,104,957	68,104,957

Basic net income (loss) per share	$.00	$(.00)	$.00	$(.00)

Diluted weighted average shares	72,258,269	68,104,957	72,258,269	68,104,957

Diluted net income (loss) per share	$.00	$(.00)	$.00	$(.00)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance, January 1, 2022	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,937,648)	$(2,160,616)

Net loss	-	-	-	-	-	-	-	(92,805)	(92,805)

Balance, March 31, 2022	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(81,030,453)	$(2,253,421)

Net income	-	-	-	-	-	-	-	109,535	109,535

Balance, June 30, 2022	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,920,918)	$(2,143,886)

Balance, January 1, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,563,852)	$(1,786,820)

Net loss	-	-	-	-	-	-	-	(3,923)	(3,923)

Balance, March 31, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,567,775)	$(1,790,743)

Net loss	-	-	-	-	-	-	-	(158,511)	(158,511)

Balance, June 30, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,726,286)	$(1,949,254)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net income (loss)	$16,730	$(162,434)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,727	18,297
Forgiveness of PPP Loan First Draw and related interest	-	(151,728)
Inventory net realizable adjustment	(5,226)	24,432
Provision for income tax withholding	1,268	585
Amortization of right-of-use assets	22,593	23,424
Deferred interest on PPP Loans and SBA Loan, net	2,804	3,473
PIK interest, net	35,713	32,773
Change in:
Accounts receivable	(169,407)	(25,451)
Inventories	(48,273)	(143,039)
Employee retention tax credit receivable	(140,137)	-
Prepaid expenses and other current assets	66,506	32,564
Trade accounts payable and other current liabilities and operating lease liabilities payable	3,874	119,224
Net cash used in operating activities	(188,828)	(227,880)

Cash flows from investing activities:
Purchases of property and equipment	(9,803)	(5,511)
Payments for patents and trademarks	(540)	(2,609)
Net cash used in investing activities	(10,343)	(8,120)

Cash flows from financing activities:
Proceeds from PPP Loans	-	142,777
Proceeds from long-term notes	70,000	100,000
Net cash provided by financing activities	70,000	242,777

Net (decrease) increase in cash	(129,171)	6,777

Cash, beginning of period	148,349	362,730
Cash, end of period	$19,178	$369,507

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$540	$342

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In addition, the December 31, 2021 balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the fiscal year.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in December 31, 2021, audited consolidated financial statements.

Liquidity – ASC 205-40, “Presentation of Financial Statements-Going Concern,” requires management to evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.  Based on the evaluation, management believes the Company has the ability to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance.  This evaluation included the receipt of Employee Retention Credits, which were received by the Company in July 2022. Employee Retention Credits are refundable payroll tax credits established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act to help businesses retain employees. The Company recognized a $140,137 employee retention credit during the three months ended June 30, 2022 as other income in the consolidated statement of operations.

The global economy, including the impact from the COVID-19 global pandemic (and new variants of COVID-19), continues to evolve. The Company continues to monitor the global economy and its impact on operations, financial position, cash flows, inventory (including supply chain related impacts), purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the fluidity of this situation, the magnitude and duration of such impacts on the Company's operations and liquidity is uncertain and cannot be determined as of the date of this report. In 2021 and 2022, the Company saw an increase in component costs due to supply chain issues related to COVID-19 as well as general economic conditions and global issues such as the conflict between Russia and Ukraine, which may continue into the future with additional ramifications to our business.

The Company’s income before provision for income taxes was $110,803 and $17,998 for the three and six months ended June 30, 2022, respectively. As part of the evaluation, management considered the Company’s cash balance of $19,178 and working capital of $158,050 as of June 30, 2022, as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 8)	6,301,500	6,301,500	6,301,500	6,301,500
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	-	524,736	-	524,736
Series D Convertible Preferred Stock (Note 6)	-	3,628,576	-	3,628,576

Total potentially dilutive common shares	6,301,500	10,454,812	6,301,500	10,454,812

Numerator:
Net income (loss)	$109,535	$(158,511)	$16,730	$(162,434)
Denominator:
Basic Weighted average shares	68,104,957	68,104,957	68,104,957	68,104,957
Effect of dilutive securities:
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	524,736	-	524,736	-
Series D Convertible Preferred Stock (Note 6)	3,628,576	-	3,628,576	-

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	72,258,269	68,104,957	72,258,269	68,104,957

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended June 30, 2022 and December 31, 2021, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At June 30, 2022 and December 31, 2021, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Customer A	28%	20%	18%	*
Customer B	15%	16%	13%	15%
Customer C	13%	19%	16%	21%
Customer D	11%	13%	10%	11%
Customer E	10%	13%	13%	22%
Customer F	*	10%	*	13%

* Amounts are less than 10%

As of June 30, 2022, Customers A, B, C, D, and E accounted for approximately 32%, 15%, 19%, 16%, and 13%, respectively, of accounts receivable. As of December 31, 2021, Customers A, B, C, and E accounted for approximately 17%, 16%, 29%, and 22%, respectively, of accounts receivable.

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

	June 30,	December 31,
	2022	2021
Raw materials	$83,429	$102,444
Finished goods	229,077	156,563
	$312,506	$259,007

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At June 30, 2022 and December 31, 2021, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Trade accounts payable	$171,084	$162,829
Payroll and related expenses	85,642	42,472
Patent monetization expenses	187,201	162,990
Current operating lease liabilities	37,329	39,909
Deferred revenue	91,232	123,451
Professional and other service fees	154,863	172,712
Total trade accounts payable and other current liabilities	$727,351	$704,363

Revenue Recognition - The Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five-step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. During the three months ending June 30, 2022 and 2021, there were no service related revenues. During the three and six months ending June 30, 2022, $42,787 and $884, respectively, of deferred revenue was recognized as revenue. At June 30, 2022, the Company had $91,232 of deferred revenue, which are advance payments from customers that are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s condensed consolidated balance sheets. See Note 9 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated interim financial statements. The Company’s evaluation was performed for the tax years ended 2018 through 2021. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Note 3.     Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017, 2019, 2021 and 2022, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The Additional Notes and related payment -in-kind (“PIK”) interest have a maturity date of January 20, 2024. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2021, there was $2,024,422 of Additional Notes principal and $276,770 PIK Interest outstanding. As of June 30, 2022, there was $2,094,422 of Additional Notes principal and $312,483 PIK Interest outstanding.

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

Note 4.     Long-Term Debt

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 3.01% and 3.00% at June 30, 2022 and December 31, 2021, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Pursuant to the Second Amendment to the Revenue Sharing Agreement, upon the occurrence of certain benchmark transition events, such LIBOR benchmark may be replaced with an alternative benchmark as described therein. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the six months ended June 30, 2022 and year ended December 31, 2021, $70,000 and $140,000, respectively, of Additional Notes were issued to AND34. As of June 30, 2022, the remaining amount of Additional Notes that could be issued was $3,490,000, subject to certain restrictions and limitations outlined in the Revenue Sharing Agreement. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months. In August 2022, $75,000 of Additional Notes were issued to AND34.

On July 13, 2020, the Company entered into the SBA Loan pursuant to which the Company received loan proceeds of $150,000. The SBA Loan was made under, and is subject to, the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the SBA. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75% with monthly payments of $731 beginning in January 2023. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The Company has used the proceeds of the SBA Loan for such purpose.

Long-term debt

	June 30,	December 31,
	2022	2021
Additional Notes	$2,094,422	$2,024,422
PIK interest	312,483	276,770
SBA Loan with accrued interest	157,255	154,451
Total long-term debt	2,564,160	2,455,643
Less: current maturities of long-term debt	(4,386)	(4,386)
Long-term debt, net of current maturities	$2,559,774	$2,451,257

On both May 8, 2020 and February 5, 2021, the Company entered into a Paycheck Protection Program (“PPP”) Loan, a SBA Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775 (the “PPP Loan First Draw”) and $142,777 (the “PPP Loan Second Draw” and together with the PPP Loan First Draw, the “PPP Loans”), respectively. While applying for the PPP Loan First Draw, the SBA advanced $8,000 of loan proceeds to the Company on April 30, 2020. Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all or a portion of loans granted under the PPP with such forgiveness determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes such as payroll costs and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding. The Company used the proceeds of both the PPP Loan First Draw and the PPP Loan Second Draw for Qualifying Expenses. In January 2021, $142,775 and $866 of accrued interest from the PPP Loan First Draw were forgiven. In April 2021, the initial advance of $8,000 and $87 of accrued interest was also forgiven. In September 2021, $142,777 and accrued interest of $841 from the PPP Loan Second Draw were forgiven.

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

As of June 30, 2022, there were 11.469249 shares of Series C Convertible Preferred Stock outstanding, which were convertible into 524,736 shares of Andrea’s common stock and had remaining accrued dividends of $19,168.

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

As of June 30, 2022, there were 907,144 shares of Series D Convertible Preferred Stock outstanding which were convertible into 3,628,576 shares of Andrea’s common stock.

Note 7.     Commitments And Contingencies

Operating Leases

The Company accounts for leases in accordance with Topic 842. The Company’s operating lease portfolio includes corporate offices, information technology (IT) equipment, and automobiles with remaining lease terms of 1 year to 4 years. Operating lease right-of-use (“ROU”) assets are presented within other assets. The current portion of operating lease liabilities are presented within trade accounts payable and other current liabilities, and the non-current portion of operating lease liabilities are presented separately on the accompanying condensed consolidated balance sheet.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2022	2021

ROU assets, net	$134,033	$156,626

Operating lease liabilities current	$37,329	$39,909
Operating lease liabilities payable non-current	100,772	119,886
Total operating lease liabilities	$138,101	$159,795

Weighted-average remaining lease term (in months)	42	47
Weighted-average discount rate	3.8%	3.8%

As of June 30, 2022, maturities of operating lease liabilities were as follows:

2022 (July 1 – December 31)	$20,595
2023	42,389
2024	43,743
2025	40,344
Total	147,071
Less: interest	(8,970)
Total operating lease payments	$138,101

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on July 31, 2022. The effective date of the original employment agreement was August 1, 2014 and it will expire on January 31, 2023, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt or tax credits received relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At June 30, 2022, the future minimum cash commitments under this agreement aggregate $126,000.

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

Option activity during the six months ended June 30, 2022 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)

At January 1, 2022	6,301,500	$0.06	$0.06	3.98	6,301,500	$0.06	$0.06	3.98

At June 30, 2022	6,301,500	$0.06	$0.06	3.49	6,301,500	$0.06	$0.06	3.49

During the three and six months ended June 30, 2022, no options were granted, vested, exercised, canceled or forfeited. Based on the June 30, 2022 fair market value of the Company’s common stock of $0.02 per share, there is no aggregate intrinsic value for the 6,301,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the three or six months ended June 30, 2022 or 2021. As of June 30, 2022, there were no unvested shares or unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 or 2019 Plans.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three and six month periods ended June 30, 2022 and 2021 and the fiscal year ended December 31, 2021.

2022 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2022 Three Month Segment Data

Net product revenues	$-	$585,087	$585,087
License revenues	60	6,990	7,050
Operating (loss) income	(60,453)	50,701	(9,752)
Depreciation and amortization	4,522	7,939	12,461
Assets	111,989	1,155,576	1,267,565
Total long lived assets	88,330	270,280	358,610
Purchases of property and equipment	-	7,509	7,509
Payments for patents and trademarks	270	270	540

2021 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Three Month Segment Data

Net product revenues	$-	$383,888	$383,888
Service related revenues	-	3,840	3,840
License revenues	73	2,794	2,867
Operating loss	(82,297)	(65,362)	(147,659)
Depreciation and amortization	3,799	5,324	9,123
Purchases of property and equipment	-	5,511	5,511
Payments for patents and trademarks	1,124	1,125	2,249

December 31, 2021 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Year End Segment Data

Assets	$188,717	$949,727	$1,138,444
Total long lived assets	97,100	298,487	395,587

2022 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2022 Six Month Segment Data

Net product revenues	$-	$1,094,555	$1,094,555
License revenues	98	8,070	8,168
Operating (loss) income	(127,015)	43,373	(83,642)
Depreciation and amortization	9,040	15,687	24,727
Purchases of property and equipment	-	9,803	9,803
Payments for patents and trademarks	270	270	540

2021 Six Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Six Month Segment Data

Net product revenues	$-	$807,103	$807,103
Service related revenues	-	3,840	3,840
License revenues	157	5,979	6,136
Operating loss	(166,443)	(110,993)	(277,436)
Depreciation and amortization	7,558	10,739	18,297
Purchases of property and equipment	-	5,511	5,511
Payments for patents and trademarks	1,305	1,304	2,609

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three-month periods ended June 30, 2022 and 2021, total revenues by geographic area were as follows:

Geographic Data	June 30, 2022	June 30, 2021

Total revenues:
United States	$444,251	$287,192
Foreign(1)	147,886	103,403
	$592,137	$390,595

(1)	Net revenues to Canada represented 11% for the three months ended June 30, 2022. Net revenues to Germany represented 10% of total net revenues for the three months ended June 30, 2021.

For the six-month periods ended June 30, 2022 and 2021, total revenues by geographic area were as follows:

Geographic Data	June 30, 2022	June 30, 2021

Total revenues:
United States	$842,289	$534,706
Foreign(1)	260,434	282,373
	$1,102,723	$817,079

(1)	Net revenues to any one foreign country did not exceed 10% for the six months ended June 30, 2022. Net revenues to India represented 15% of total net revenues for the six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, accounts receivable by geographic area were as follows:

Geographic Data	June 30, 2022	December 31, 2021

Accounts receivable:
United States	$282,860	$134,695
Foreign	121,617	101,643
	$404,477	$236,338

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•

our assumptions, estimates and beliefs regarding the possible effects of general economic conditions (including periods of inflation), public health (including the continuing impact of COVID-19), delays and interruptions in the supply chain and consumer demand, and the Company’s results of operations, liquidity, capital resources and general performance in the future;

•	our ability to obtain financing, and the limitations in the Revenue Sharing Agreement;
•	our limited cash and our history of losses;
•	our ability to achieve profitability;
•	our ability to continue as a going concern;
•	whether we obtain market acceptance and effectively commercialize our products;
•	the adequacy of protections afforded to us by the patents that we own and the cost of maintaining, enforcing and deeding our patents;

•	receiving an unfavorable ruling in our current litigation proceedings, which may adversely affect our business, results of operations and financial condition;
•	changes in economic, competitive, governmental, technological and other factors that may affect our business (including component costs) and prospects;
•	our success at managing the risks involved in the foregoing items; and
•	other factors discussed in this report and our other filings with the SEC.

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

Results Of Operations

Three and Six Months ended June 30, 2022 compared to the Three and Six Months ended June 30, 2021

Total Revenues

	For the Three Months Ended June 30,		%	For the Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change

Patent Monetization revenues
License revenues	$60	$73	(18)	$98	$157	(38)
Total Patent Monetization revenues	60	73	(18)	98	157	(38)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	77,828	66,815	17	145,927	146,993	(1)	(a)
Revenue from OEM array microphone products	448,615	273,784	64	789,115	537,608	47	(b)
Revenue from customized digital products	22,120	40,510	(45)	59,680	104,783	(43)	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	36,524	2,779	1214	99,833	17,719	463	(d)
License and service related revenues	6,990	6,634	(5)	8,070	9,819	(18)
Total Andrea DSP Microphone and Audio Software Products revenues	592,077	390,522	52	1,102,625	816,922	35

Total revenues	$592,137	$390,595	52	$1,102,723	$817,079	35

(a)

The approximate $11,000 increase and $1,000 decrease in revenues from automotive array microphone products for the three and six months ended June 30, 2022,respectively, as compared to the same periods in 2021, is the result of the timing of sales to integrators of public safety and mass transit vehicle solutions.

(b)

The approximate $175,000 and $252,000 increases in revenues from OEM array microphone products for the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021, is primarily the result of increased sales to existing customers as well as new customers that are integrating our commercial product audio solutions.

(c)

The decreases of approximately $18,000 and $45,000 in customized digital products revenue for the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021, are related to the timing of purchases from an OEM customer for a customized digital product.

(d)

The increases of approximately $34,000 and $82,000 in revenues of all other Andrea DSP Microphone and Audio Software Products for the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021, is the result of increased revenues of USB products coupled with increased revenues of speaker and amplifier kits, a new addition to our overall audio solutions.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended June 30, 2022, and 2021 were 32% and 27%, respectively. Cost of product revenues as a percentage of total revenues for the six months ended June 30, 2022, and 2021 were 29% and 25%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of $60 and $98 for the three and six months ended June 30, 2022, respectively, nor the cost of product revenues associated with the Patent Monetization revenues of $73 and $157, for the three and six months ended June 30, 2021, respectively. The increases in the cost of product revenues as a percentage of total revenues are primarily the result of the increased component costs because of supply chain issues as well as the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended June 30, 2022, increased 4% to $40,002 from $38,352 for the three months ended June 30, 2021. Patent monetization expenses for the six months ended June 30, 2022, increased 3% to $80,138 from $77,524 for the six months ended June 30, 2021. These expenses are a result of our continuing efforts to pursue patent monetization as disclosed under Part II, Item 1 Legal Proceedings. The increases in Patent Monetization expenses for the three and six months ended June 30, 2022 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 decreased 25% to $110,035 from $146,656 for the three months ended June 30, 2021. Research and development expenses for the six months ended June 30, 2022, decreased 15% to $241,833 from $284,380 for the six months ended June 30, 2021. These expenses primarily relate to costs associated with the development of new products. For the three months ended June 30, 2022, the decrease in research and development expenses reflects a 19% increase in our Patent Monetization efforts to $4,522, or 4% of total research and development expenses, and a 26% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $105,513, or 96% of total research and development expenses. For the six months ended June 30, 2022, the decrease in research and development expenses reflects a 20% increase in our Patent Monetization efforts to $9,040, or 4% of total research and development expenses, and a 16% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $232,793, or 96% of total research and development expenses. The increases in our Patent Monetization efforts represent intangible asset amortization expense while the decreases in our Andrea DSP Microphone and Audio Software Technology efforts reflect decreases in compensation expenses related to projects completed in 2021. All of our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 6% to $264,125 for the three months ended June 30, 2022, from $248,617 for the three months ended June 30, 2021. For the three months ended June 30, 2022, general, administrative and selling expenses related to our Patent Monetization efforts were $15,989, or 6% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $248,136, or 94% of total general, administrative and selling expenses. General, administrative and selling expenses increased approximately 3% to $542,886 for the six months ended June 30, 2022, from $524,833 for the six months ended June 30, 2021. For the six months ended June 30, 2022, general, administrative and selling expenses related to our Patent Monetization efforts were $37,935, or 7% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $504,951, or 93% of total general, administrative and selling expenses. These small increases relate to changes in regular operating expenses.

Income from Employee Retention Tax Credits

Income from Employee Retention Tax Credits for the three and six months ended June 30, 2022, was $140,137. There was no Income from Employee Retention Tax Credits for the three and six months ended June 30, 2021. The income from Employee Retention Tax Credits is the result of the recognition of refundable payroll tax credits established by the CARES Act to help businesses retain employees.

Interest expense, net

Interest expense, net for the three months ended June 30, 2022, was $19,582 compared to $18,642 for the three months ended June 30, 2021. Interest expense, net for the six months ended June 30, 2022, was $38,497 compared to $36,141 for the six months ended June 30, 2021. The small increases in this line item were attributable to increases in interest expense due to a higher amount of debt outstanding, combined with a decreases of interest income related to lower cash balances.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2022, was $1,268 compared to a $297 tax provision for the three months ended June 30, 2021. The income tax provision for the six months ended June 30, 2022, was $1,268 compared to $585 for the six months ended June 30, 2021. The provision for the three and six months ended June 30, 2022 and 2021 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net income (loss)

Net income for the three months ended June 30, 2022, was $109,535 compared to a net loss of $158,511 for the three months ended June 30, 2021. Net income for the six months ended June 30, 2022, was $16,730 compared to a net loss of $162,434 for the six months ended June 30, 2021. The net income for the three and six months ended June 30, 2022 and the net loss for the three and six months ended June 30, 2021 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At June 30, 2022, we had cash of $19,178 compared with $148,349 at December 31, 2021. The decrease in our cash balance at June 30, 2022, was primarily the result of cash used in operating activities as further described below.

Our working capital balance at June 30, 2022, was $158,050 compared to working capital of $14,940 at December 31, 2021. The increase in working capital reflects an increase in total current assets of $166,098 offset in part by an increase in total current liabilities of $22,988. The increase in total current assets reflects a decrease in cash of $129,171, an increase in accounts receivable of $168,139, an increase in inventories of $53,499, a $140,137 increase in employee retention tax credit receivable and a decrease in prepaid expenses and other current assets of $66,506. The increase in total current liabilities reflects an increase in trade accounts payable and other current liabilities of $22,988.

The decrease in cash of $129,171 reflects $188,828 of net cash used in operating activities, $10,343 of net cash used in investing activities and $70,000 of net cash provided by financing activities.

The cash used in operating activities of $188,828, excluding non-cash charges for the six months ended June 30, 2022, was attributable to a $168,139 increase in accounts receivable, a $48,273 increase in inventories, a $140,137 increase in employee retention tax credit receivable, a $66,506 decrease in prepaid expenses and other current assets and a $3,874 increase in trade accounts payable and other current liabilities and operating lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and operating lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $10,343 reflects an increase in patents and trademarks of $540 and purchases of property and equipment of $9,803. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer and test equipment.

The cash provided by financing activities of $70,000 reflects the proceeds from long-term notes.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as our increased sales and marketing efforts. As of August 9, 2022, Andrea had approximately $140,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on June 11, 2021. Oral argument before the Federal Circuit occurred on December 8, 2021. On April 22, 2022, the Federal Circuit issued its decision on the Company’s appeal, which partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. The parties are now awaiting the PTO’s further decision.

The New York Litigation is stayed pending the final outcome of Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

Andrea intends to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

ITEM 1A.         RISK FACTORS

Risk Factors

Our business may be adversely affected by interruptions in the global supply chain.

The global economy, including the impact from the COVID-19 pandemic (and new variants of COVID-19), continues to evolve and be impacted by disruptions and delays in the supply chain. In 2021 and 2022, we experienced an increase in component costs due to supply chain issues related to COVID-19 as well as general economic conditions and global issues such as the conflict between Russia and the Ukraine, which may continue into the future with additional ramifications upon our business. In particular, there has been an increased demand for electronic components as a result of the COVID-19 pandemic and other international events, which has and may continue to result in component shortages and increased costs, including longer lead times to procure components.

The extent to which the global economy and supply chain may further affect the Company’s business, financial condition and results of operations will depend on future developments, which are uncertain and cannot be fully predicted at this time, such as the continuing duration of COVID-19 and supply chain disruptions. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s business, financial condition and results of operations.

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

Substantially all of the Company’s components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the United States. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or the Company’s flexibility to respond to changing conditions. If manufacturing or logistics in these locations is disrupted for any reason, including but not limited to, natural disasters, information technology system failures, military actions (such as the conflict between Russia and Ukraine) or economic (including supply chain issues), business, labor, environmental, public health (such as the COVID-19 pandemic), or political issues, the Company’s consolidated financial condition and operating results could be materially adversely affected.

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

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended June 30, 2022 were $592,137 compared to $390,595 for the three months ended June 30, 2021. Net income for the three months ended June 30, 2022 was $109,535, or $0.00 income per share on a basic and diluted basis, compared to a net loss of $158,511, or $0.00 loss per share on a basic and diluted basis for the three months ended June 30, 2021. Our total revenues for the six months ended June 30, 2022 were $1,102,723 compared to $817,079 for the six months ended June 30, 2021. Net income for the six months ended June 30, 2022 was $16,730, or $0.00 income per share on a basic and diluted basis, compared to a net loss of $162,434, or $0.00 loss per share on a basic and diluted basis for the six months ended June 30, 2021. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of August 9, 2022. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: (a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; (b) 10,000,000 shares reserved for future grants under our 2019 Plan; (c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and (d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None

.ITEM 6.         EXHIBITS

a)	Exhibits

Exhibit 10.1 –	Fourth Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC, dated as of June 20, 2022
Exhibit 10.2 –	Thirteenth Amendment to Executive Employment Agreement, dated as of July 31, 2022, by and between Andrea Electronics Corporation and Douglas J. Andrea*
Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.0 –	Section 1350 Certifications
Exhibit 101.0 –	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	August 15, 2022
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	August 15, 2022
Corisa L. Guiffre	Assistant Corporate Secretary