Form 10-Q
period 2022-09-30
ANDREA ELECTRONICS CORP
filed 2022-11-14
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________
Commission file number 001-04324

ANDREA ELECTRONICS CORPORATION

---------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2022, there were 68,104,957 common shares outstanding.

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	remove
ASSETS

Current assets:
Cash	$145,444	$148,349
Accounts receivable, net of allowance for doubtful accounts of $4,789	308,018	236,338
Inventories, net	209,277	259,007
Prepaid expenses and other current assets	35,328	99,163
Total current assets	698,067	742,857

Property and equipment, net	39,161	39,511
Intangible assets, net	167,819	194,200
Other assets, net	129,835	161,876
Total assets	$1,034,882	$1,138,444

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$417,328	$704,363
Current portion of long-term debt	6,579	4,386
Accrued Series C Convertible Preferred Stock Dividends	19,168	19,168
Total current liabilities	443,075	727,917

Operating lease liabilities payable	91,080	119,886
Long-term debt	2,659,887	2,451,257
Total liabilities	$3,194,042	$3,299,060

Commitments and contingencies (Note 7)

Shareholders’ deficit :
Preferred stock, $0.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $0.01 par value; authorized: 1,500 shares; issued and outstanding: 11.5 shares; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $0.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $0.01 par value; authorized: 200,000,000 shares; issued and outstanding: 68,104,957 shares	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(80,936,192)	(80,937,648)

Total shareholders’ deficit	(2,159,160)	(2,160,616)

Total liabilities and shareholders’ deficit	$1,034,882	$1,138,444

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Net product revenues	$606,684	$437,287	$1,701,239	$1,244,390
License revenues and service related revenues	824	11,143	8,992	21,119
Total revenues	607,508	448,430	1,710,231	1,265,509

Cost of product revenues	188,018	119,001	509,526	326,779

Gross margin	419,490	329,429	1,200,705	938,730

Patent monetization expenses	39,166	38,400	119,304	115,924

Research and development expenses	104,800	143,715	346,633	428,095

General, administrative and selling expenses	262,761	260,062	805,647	784,895

Operating income (loss)	12,763	(112,748)	(70,879)	(390,184)

Gain from forgiveness of PPP Loans and related interest	-	143,618	-	295,346

Income from Employee Retention Tax Credits	-	-	140,137	-

Interest expense, net	(28,037)	(18,541)	(66,534)	(54,682)

(Loss) income before provision for income taxes	(15,274)	12,329	2,724	(149,520)

Provision for income taxes	-	-	1,268	585

Net (loss) income	$(15,274)	$12,329	$1,456	$(150,105)

Basic weighted average shares	68,104,957	68,104,957	68,104,957	68,104,957

Basic net (loss) income per share	$(.00)	$.00	$.00	$(.00)

Diluted weighted average shares	68,104,957	72,258,269	72,258,269	68,104,957

Diluted net (loss) income per share	$(.00)	$.00	$.00	$(.00)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance, January 1, 2022	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,937,648)	$(2,160,616)

Net loss	-	-	-	-	-	-	-	(92,805)	(92,805)

Balance, March 31, 2022	11.469249	-	907,144	9,072	68,104,957	681,050	78,086,910	(81,030,453)	(2,253,421)

Net income	-	-	-	-	-	-	-	109,535	109,535

Balance, June 30, 2022	11.469249	-	907,144	9,072	68,104,957	681,050	78,086,910	(80,920,918)	(2,143,886)

Net loss	-	-	-	-	-	-	-	(15,274)	(15,274)

Balance, September 30, 2022	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,936,192)	$(2,159,160)

Balance, January 1, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,563,852)	$(1,786,820)

Net loss	-	-	-	-	-	-	-	(3,923)	(3,923)

Balance, March 31, 2021	11.469249	-	907,144	9,072	68,104,957	681,050	78,086,910	(80,567,775)	(1,790,743)

Net loss	-	-	-	-	-	-	-	(158,511)	(158,511)

Balance, June 30, 2021	11.469249	-	907,144	9,072	68,104,957	681,050	78,086,910	(80,726,286)	(1,949,254)

Net income	-	-	-	-	-	-	-	12,329	12,329

Balance, September 30, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,713,957)	$(1,936,925)

See Notes to unaudited condensed consolidated interim financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net income (loss)	$1,456	$(150,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,210	27,846
Forgiveness of PPP Loans and related interest	-	(295,346)
Inventory net realizable adjustment	(9,045)	21,842
Provision for income tax withholding	1,268	585
Amortization of right-of-use assets	32,041	35,349
Deferred interest on PPP Loans and SBA Loan, net	3,461	3,530
PIK interest, net	62,362	49,844
Change in:
Accounts receivable	(72,948)	(102,739)
Inventories	58,775	(137,853)
Prepaid expenses and other current assets	63,835	44,021
Trade accounts payable and other current liabilities and operating lease liabilities payable	(315,841)	129,888
Net cash used in operating activities	(137,426)	(373,138)

Cash flows from investing activities:
Purchases of property and equipment	(9,803)	(14,006)
Payments for patents and trademarks	(676)	(2,609)
Net cash used in investing activities	(10,479)	(16,615)

Cash flows from financing activities:
Proceeds from PPP Loans	-	142,777
Proceeds from long-term notes	145,000	140,000
Net cash provided by financing activities	145,000	282,777

Net decrease in cash	(2,905)	(106,976)

Cash, beginning of period	148,349	362,730
Cash, end of period	$145,444	$255,754

Supplemental disclosures of cash flow information:

Cash paid for:
Income Taxes	$1,402	$639

Interest	$731	$1,462

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

Liquidity – ASC 205-40, “Presentation of Financial Statements-Going Concern,” requires management to evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based on the evaluation, management believes the Company has the ability to meet its obligations as they become due within the next twelve months from the date of the financial statement issuance. This evaluation included the receipt of Employee Retention Credits, which were received by the Company in July 2022. Employee Retention Credits are refundable payroll tax credits established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act to help businesses retain employees. The Company recognized a $140,137 employee retention credit during the nine months ended September 30, 2022 as other income in the consolidated statement of operations.

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

The Company’s operating income was $12,763 for the three months ended September 30, 2022 and operating loss was $70,879 for the nine months ended September 30. 2022. As part of the evaluation, management considered the Company’s cash balance of $145,444 and working capital of $254,992 as of September 30, 2022, as well as the Company’s projected revenues and expenses for the next twelve months. If the Company is not successful in achieving its projected revenues and expenses, which is dependent on the demand of the customers disclosed in Note 2 Concentration of Credit Risk, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising; however, there is no assurance that the Company would be successful in a debt or equity raise or that such funding would be on terms that it would find acceptable.

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

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 8)	6,301,500	6,301,500	6,301,500	6,301,500
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	-	524,736	524,736	-
Series D Convertible Preferred Stock (Note 6)	-	3,628,576	3,628,576	-

Total potentially dilutive common shares	6,301,500	10,454,812	10,454,812	6,301,500

Numerator:
Net (loss) income	$(15,274)	$12,329	$1,456	$(150,105)
Denominator:
Basic Weighted average shares	68,104,957	68,104,957	68,104,957	68,104,957
Effect of dilutive securities:
Series C Convertible Preferred Stock and related accrued dividends (Note 5)	-	524,736	524,736	-
Series D Convertible Preferred Stock (Note 6)	-	3,628,576	3,628,576	-

Denominator for diluted (loss) income per share-adjusted weighted average shares after assumed conversions	68,104,957	72,258,269	72,258,269	68,104,957

Cash - Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the periods ended September 30, 2022, and December 31, 2021, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation. At September 30, 2022, and December 31, 2021, the Company’s cash was held at four financial institutions.

Concentration of Credit Risk - The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Customer A	27%	29%	20%	24%
Customer B	18%	17%	15%	20%
Customer C	15%	*	13%	12%
Customer D	13%	*	11%	10%
Customer E	14%	12%	17%	*
Customer F	*	*	*	12%

* Amounts are less than 10%

As of September 30, 2022, Customers A, B, C, D, and F accounted for approximately 15%, 25%, 18%, 28%, and 10%, respectively, of accounts receivable. As of December 31, 2021, Customers A, B, C, and E accounted for approximately 29%, 22%, 16%, and 17%, respectively, of accounts receivable.

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

	September 30, 2022	December 31, 2021
Raw materials	$54,725	$102,444
Finished goods	154,552	156,563
	$209,277	$259,007

Long-Lived Assets - Andrea accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to periodically review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At September 30, 2022 and December 31, 2021, Andrea concluded that intangibles and long-lived assets were not impaired.

Trade accounts payable and other current liabilities - Trade accounts payable and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Trade accounts payable	$93,227	$162,829
Payroll and related expenses	22,537	42,472
Patent monetization expenses	133,347	162,990
Current operating lease liabilities	38,012	39,909
Deferred revenue	12,790	123,451
Professional and other service fees	117,415	172,712
Total trade accounts payable and other current liabilities	$417,328	$704,363

Revenue Recognition - The Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five-step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. During the three months ending September 30, 2022 and 2021 and the nine months ending September 30, 2022, there were no service related revenues. During the nine months ending September 30, 2021, there was approximately $4,000 of service related revenue. During the three and nine months ending September 30, 2022, $83,113 and $126,784, respectively, of deferred revenue was recognized as product revenue. At September 30, 2022, the Company had $12,790 of deferred revenue, which are advance payments from customers that are expected to be recognized as product revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s condensed consolidated balance sheets. See Note 9 for an additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes - Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes, establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company had recorded a full valuation allowance. Andrea expects it will reduce its valuation allowance in future periods to the extent that it can demonstrate its ability to utilize the assets. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed consolidated interim financial statements. The Company’s evaluation was performed for the tax years ended 2019 through 2022. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates are used in accounting for allowances for bad debts, inventory valuation and obsolescence, deferred income taxes valuation allowance, expected realizable values for assets (primarily intangible assets), contingencies, revenue recognition and liquidity. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Subsequent Events - The Company evaluates events that occurred after the balance sheet date but before the unaudited condensed consolidated interim financial statements are issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated interim financial statements.

Reclassifications – Certain prior period balances have been reclassified in order to conform to the current year presentation. These reclassifications have no effect on previously reported results of operation or loss per share.

Note 3.     Revenue Sharing, Note Purchase Agreement and Long-Term Debt

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017, 2019, 2021 and 2022, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The Additional Notes and related payment -in-kind (“PIK”) interest have a maturity date of January 20, 2024. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2021, there was $2,024,422 of Additional Notes principal and $276,770 PIK Interest outstanding. As of September 30, 2022, there was $2,169,422 of Additional Notes principal and $339,132 PIK Interest outstanding.

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

Note 4.     Long-Term Debt

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum (totaling 4.25% and 3.00% at September 30, 2022 and December 31, 2021, respectively); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Pursuant to the Second Amendment to the Revenue Sharing Agreement, upon the occurrence of certain benchmark transition events, such LIBOR benchmark may be replaced with an alternative benchmark as described therein. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the nine months ended September 30, 2022 and year ended December 31, 2021, $145,000 and $140,000, respectively, of Additional Notes were issued to AND34. As of September 30, 2022, the remaining amount of Additional Notes that could be issued was $3,415,000, subject to certain restrictions and limitations outlined in the Revenue Sharing Agreement. Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

On July 13, 2020, the Company entered into the SBA Loan pursuant to which the Company received loan proceeds of $150,000. The SBA Loan was made under, and is subject to, the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the CARES Act and is administered by the SBA. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75% with required monthly payments of $731 beginning in January 2023. During the nine months ended September 30, 2022 and year ended December 31, 2021, $731 and $2,193, respectively, of interest only payments were made. Under the terms of the CARES Act, the use of loan proceeds for the SBA Loan is limited to alleviating economic injury caused by the COVID-19 pandemic. The Company has used the proceeds of the SBA Loan for such purpose.

Long-term debt

	September 30, 2022	December 31, 2021
Additional Notes	$2,169,422	$2,024,422
PIK interest on Additional Notes	339,132	276,770
SBA Loan with accrued interest	157,912	154,451
Total long-term debt	2,666,466	2,455,643
Less: current maturities of long-term debt	(6,579)	(4,386)
Long-term debt, net of current maturities	$2,659,887	$2,451,257

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

Note 5.     Series C Convertible Preferred Stock

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

As of September 30, 2022, there were 11.469249 shares of Series C Convertible Preferred Stock outstanding, which were convertible into 524,736 shares of Andrea’s common stock and had remaining accrued dividends of $19,168.

Note 6.     Series D Convertible Preferred Stock

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

As of September 30, 2022, there were 907,144 shares of Series D Convertible Preferred Stock outstanding which were convertible into 3,628,576 shares of Andrea’s common stock.

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

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021

ROU assets, net	$124,585	$156,626

Operating lease liabilities current	$38,012	$39,909
Operating lease liabilities payable non-current	91,080	119,886
Total operating lease liabilities	$129,092	$159,795

Weighted-average remaining lease term (in months)	39	47
Weighted-average discount rate	3.8%	3.8%

As of September 30, 2022, maturities of operating lease liabilities were as follows:

2022 (October 1 – December 31)	$10,352
2023	42,389
2024	43,743
2025	40,344
Total	136,828
Less: interest	(7,736)
Total operating lease payments	$129,092

Employee Related Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on July 31, 2022. The effective date of the original employment agreement was August 1, 2014 and it will expire on January 31, 2023, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $216,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt or tax credits received relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to twelve months of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At September 30, 2022, the future minimum cash commitments under this agreement aggregate $72,000.

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on September 11, 2021. Oral argument before the Federal Circuit occurred on December 8, 2021. On April 22, 2022, the Federal Circuit issued its decision on the Company’s appeal, which partially affirmed the PTO’s findings, but also partially vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. The parties are now awaiting the PTO’s further decision.

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

Option activity during the nine months ended September 30, 2022 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)

At January 1, 2022	6,301,500	$0.06	$0.06	3.98	6,301,500	$0.06	$0.06	3.98

At September 30, 2022	6,301,500	$0.06	$0.06	3.23	6,301,500	$0.06	$0.06	3.23

During the three and nine months ended September 30, 2022, no options were granted, vested, exercised, canceled or forfeited. Based on the September 30, 2022 fair market value of the Company’s common stock of $0.04 per share, there is no aggregate intrinsic value for the 6,301,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the three or nine months ended September 30, 2022 or 2021. As of September 30, 2022, there were no unvested shares or unrecognized compensation cost related to share-based compensation arrangements granted under the 2006 or 2019 Plans.

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

The following represents selected unaudited condensed consolidated interim financial information for Andrea’s segments for the three and nine month periods ended September 30, 2022 and 2021 and the fiscal year ended December 31, 2021.

2022 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2022 Three Month Segment Data

Net product revenues	$-	$606,684	$606,684
License revenues	42	782	824
Operating (loss) income	(70,360)	83,123	12,763
Depreciation and amortization	4,491	7,992	12,483
Assets	144,450	890,432	1,034,882
Total long lived assets	83,907	252,908	336,815
Payments for patents and trademarks	68	68	136

2021 Three Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Three Month Segment Data

Net product revenues	$-	$437,287	$437,287
License revenues	93	11,050	11,143
Operating loss	(83,505)	(29,243)	(112,748)
Depreciation and amortization	3,834	5,715	9,549
Purchases of property and equipment	-	8,495	8,495

December 31, 2021 Year End Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Year End Segment Data

Assets	$188,717	$949,727	$1,138,444
Total long lived assets	97,100	298,487	395,587

2022 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2022 Nine Month Segment Data

Net product revenues	$-	$1,701,239	$1,701,239
License revenues	140	8,852	8,992
Operating (loss) income	(197,375)	126,496	(70,879)
Depreciation and amortization	13,531	23,679	37,210
Purchases of property and equipment	-	9,803	9,803
Payments for patents and trademarks	338	338	676

2021 Nine Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	2021 Nine Month Segment Data

Net product revenues	$-	$1,244,390	$1,244,390
Service related revenues	-	3,840	3,840
License revenues	250	17,029	17,279
Operating loss	(249,948)	(140,236)	(390,184)
Depreciation and amortization	11,392	16,454	27,846
Purchases of property and equipment	-	14,006	14,006
Payments for patents and trademarks	1,305	1,304	2,609

Management assesses non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the three month periods ended September 30, 2022 and 2021, total revenues by geographic area were as follows:

Geographic Data	September 30, 2022	September 30, 2021

Total revenues:
United States	$437,035	$357,471
Foreign(1)	170,473	90,959
	$607,508	$448,430

(1)

Net revenues to Germany and India represented approximately 11% and 12%, respectively, of total net revenues for the three months ended September 30, 2022. Net revenues to India represented approximately 11% of total net revenues for the three months ended September 30, 2021.

For the nine-month periods ended September 30, 2022 and 2021, total revenues by geographic area were as follows:

Geographic Data	September 30, 2022	September 30, 2021

Total revenues:
United States	$1,279,324	$892,177
Foreign(1)	430,907	373,332
	$1,710,231	$1,265,509

(1)

Net revenues to any one foreign country did not exceed 10% of total net revenues for the nine months ended September 30, 2022. Net revenues to India represented approximately 13% of total net revenues for the nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, accounts receivable by geographic area were as follows:

Geographic Data	September 30, 2022	December 31, 2021

Accounts receivable:
United States	$114,807	$134,695
Foreign	193,211	101,643
	$308,018	$236,338

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

Results Of Operations

Three and Nine Months ended September 30, 2022 compared to the Three and Nine Months ended September 30, 2021

Total Revenues

	For the Three Months Ended September 30,		%	For the Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change

Patent Monetization revenues
License revenues	$42	$93	(55)	$140	$250	(44)
Total Patent Monetization revenues	42	93	(55)	140	250	(44)

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	163,442	106,904	53	309,369	253,897	22	(a)
Revenue from OEM array microphone products	386,436	250,965	54	1,175,551	788,573	49	(b)
Revenue from customized digital products	38,674	42,006	(8)	98,354	146,789	(33)	(c)
All other Andrea DSP Microphone and Audio Software Products revenues	18,132	37,412	(52)	117,965	55,131	114	(d)
License and service related revenues	782	11,050	(93)	8,852	20,869	(58)
Total Andrea DSP Microphone and Audio Software Products revenues	607,466	448,337	36	1,710,091	1,265,259	35

Total revenues	$607,508	$448,430	36	$1,710,231	$1,265,509	35

(a)

The approximate $57,000 and $55,000 increases in revenues from automotive array microphone products for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, is the result of the timing of sales to integrators of public safety and mass transit vehicle solutions.

(b)

The approximate $135,000 and $387,000 increases in revenues from OEM array microphone products for the three and nine months ended September 30, 2022, respectively, as compared to the same period in 2021, is primarily the result of increased sales to existing customers as well as new customers that are integrating our commercial product audio solutions.

(c)

The decreases of approximately $3,000 and $48,000 in customized digital products revenue for the three and nine months ended September 30, 2022, respectively, as compared to the same period in 2021, are related to the timing of purchases from an OEM customer for a customized digital product.

(d)

The decrease of approximately $19,000 in revenues of all other Andrea DSP Microphone and Audio Software Products for the three months ended September 30, 2022, as compared to the same period in 2021, is the result of timing in revenues of USB products. The increase of approximately $63,000 in revenues of all other Andrea DSP Microphone and Audio Software Products for the nine months ended September 30, 2022, as compared to the same period in 2021, is the result of increased revenues of USB products coupled with increased revenues of speaker and amplifier kits, a new addition to our overall audio solutions.

Cost of Product Revenues

Cost of product revenues as a percentage of total revenues for the three months ended September 30, 2022, and 2021 were 31% and 27%, respectively. Cost of product revenues as a percentage of total revenues for the nine months ended September 30, 2022, and 2021 were 30% and 26%, respectively. There was no cost of product revenues associated with the Patent Monetization revenues of $42 and $140 for the three and nine months ended September 30, 2022, respectively, nor the cost of product revenues associated with the Patent Monetization revenues of $93 and $250, for the three and nine months ended September 30, 2021, respectively. The increases in the cost of product revenues as a percentage of total revenues are primarily the result of the increased component costs because of supply chain issues as well as the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the three months ended September 30, 2022, increased 2% to $39,166 from $38,400 for the three months ended September 30, 2021. Patent monetization expenses for the nine months ended September 30, 2022, increased 3% to $119,304 from $115,924 for the nine months ended September 30, 2021. These expenses are a result of our continuing efforts to pursue patent monetization as disclosed under Part II, Item 1 Legal Proceedings. The increases in Patent Monetization expenses for the three and nine months ended September 30, 2022 is mainly attributable to the timing of legal services incurred to pursue patent monetization.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022, decreased 27% to $104,800 from $143,715 for the three months ended September 30, 2021. Research and development expenses for the nine months ended September 30, 2022, decreased 19% to $346,633 from $428,095 for the nine months ended September 30, 2021. These expenses primarily relate to costs associated with the development of new products. For the three months ended September 30, 2022, the decrease in research and development expenses reflects a 17% increase in our Patent Monetization efforts to $4,491, or 4% of total research and development expenses, and a 28% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $100,309 or 96% of total research and development expenses. For the nine months ended September 30, 2022, the decrease in research and development expenses reflects a 19% increase in our Patent Monetization efforts to $13,531, or 4% of total research and development expenses, and a 20% decrease in our Andrea DSP Microphone and Audio Software Technology efforts to $333,102, or 96% of total research and development expenses. The increases in our Patent Monetization efforts represent intangible asset amortization expense while the decreases in our Andrea DSP Microphone and Audio Software Technology efforts reflect decreases in compensation expenses related to projects completed in 2021. All of our research efforts primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased approximately 1% to $262,761 for the three months ended September 30, 2022, from $260,062 for the three months ended September 30, 2021. For the three months ended September 30, 2022, general, administrative and selling expenses related to our Patent Monetization efforts were $26,745, or 10% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $236,016, or 90% of total general, administrative and selling expenses. General, administrative and selling expenses increased approximately 3% to $805,647 for the nine months ended September 30, 2022, from $784,895 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, general, administrative and selling expenses related to our Patent Monetization efforts were $64,680, or 8% of the total general, administrative and selling expenses, and general, administrative and selling expenses related to our Andrea DSP Microphone and Audio Software Technology were $740,967, or 92% of total general, administrative and selling expenses. These small increases relate to changes in regular operating expenses.

Income from Employee Retention Tax Credits

Income from Employee Retention Tax Credits for the nine months ended September 30, 2022, was $140,137. There was no Income from Employee Retention Tax Credits for the nine months ended September 30, 2021. The income from Employee Retention Tax Credits is the result of the recognition of refundable payroll tax credits established by the CARES Act to help businesses retain employees.

Interest expense, net

Interest expense, net for the three months ended September 30, 2022, was $28,037 compared to $18,541 for the three months ended September 30, 2021. Interest expense, net for the nine months ended September 30, 2022, was $66,534 compared to $54,682 for the nine months ended September 30, 2021. The increases in this line item were attributable to increases in interest expense due to a higher amount of debt outstanding and higher overall interest rate.

Provision for Income Taxes

There was no income tax provision for the three months ended September 30, 2022 or 2021. The income tax provision for the nine months ended September 30, 2022, was $1,268 compared to $585 for the nine months ended September 30, 2021. The provision for the nine months ended September 30, 2022 and 2021 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned.

Net (loss) income

Net loss for the three months ended September 30, 2022, was $15,274 compared to a net income of $12,329 for the three months ended September 30, 2021. Net income for the nine months ended September 30, 2022, was $1,456 compared to a net loss of $150,105 for the nine months ended September 30, 2021. The results for the three and nine months ended September 30, 2022 and 2021 principally reflects the factors described above.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Liquidity And Capital Resources

At September 30, 2022, we had cash of $145,444 compared with $148,349 at December 31, 2021. The decrease in our cash balance at September 30, 2022, was primarily the result of cash used in operating activities as further described below.

Our working capital balance at September 30, 2022, was $254,992 compared to working capital of $14,940 at December 31, 2021. The increase in working capital reflects a decrease in total current assets of $44,790 and a decrease in total current liabilities of $284,842. The decrease in total current assets reflects a decrease in cash of $2,905, an increase in accounts receivable of $71,680, a decrease in inventories of $49,730, and a decrease in prepaid expenses and other current assets of $63,835. The decrease in total current liabilities reflects a decrease in trade accounts payable and other current liabilities of $287,035 offset in part by an increase in current portion of long term debt of $2,193.

The decrease in cash of $2,905 reflects $137,426 of net cash used in operating activities, $10,479 of net cash used in investing activities and $145,000 of net cash provided by financing activities.

The cash used in operating activities of $137,426 excluding non-cash charges for the nine months ended September 30, 2022, was attributable to a $72,948 increase in accounts receivable, a $58,775 decrease in inventories, a $63,835 decrease in prepaid expenses and other current assets and a $315,841 decrease in trade accounts payable and other current liabilities and operating lease liabilities payable. The changes in accounts receivable, inventories, prepaid expenses and other current assets and trade accounts payable and other current liabilities and operating lease liabilities payable primarily reflect differences in the timing related to both the payments for and the acquisition of inventory as well as for other services in connection with ongoing efforts related to Andrea’s various product lines including continuing efforts to pursue patent monetization.

The cash used in investing activities of $10,479 reflects an increase in patents and trademarks of $676 and purchases of property and equipment of $9,803. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer and test equipment.

The cash provided by financing activities of $145,000 reflects the proceeds from long-term notes.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as our increased sales and marketing efforts. As of November 8, 2022, Andrea had approximately $130,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 1, Basis of Presentation, of the notes to unaudited condensed consolidated interim financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

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

PART II         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The “Legal Proceedings” section of Note 7. “Commitments and Contingencies” to the notes to unaudited condensed consolidated interim financial statements in Part I, Item 1 of this report is incorporated herein by reference.

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

–         fluctuations in the computer and communications hardware and software marketplace; and

–         general economic conditions.

We cannot assure that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the three months ended September 30, 2022 were $607,508 compared to $448,430 for the three months ended September 30, 2021. Net loss for the three months ended September 30, 2022 was $15,274, or $0.00 loss per share on a basic and diluted basis, compared to a net income of $12,329, or $0.00 income per share on a basic and diluted basis for the three months ended September 30, 2021. Our total revenues for the nine months ended September 30, 2022 were $1,710,231 compared to $1,265,509 for the nine months ended September 30, 2021. Net income for the nine months ended September 30, 2022 was $1,456, or $0.00 income per share on a basic and diluted basis, compared to a net loss of $150,105, or $0.00 loss per share on a basic and diluted basis for the nine months ended September 30, 2021. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property. However, we cannot predict whether such opportunities and defense of our intellectual property will be successful.

Shares Eligible For Future Sale May Have An Adverse Effect On Market Price and Andrea Shareholders May Experience Substantial Dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of November 8, 2022. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: (a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; (b) 10,000,000 shares reserved for future grants under our 2019 Plan; (c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock; and (d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITY AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

None

.ITEM 6.         EXHIBITS

a)	Exhibits

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.0 –	Section 1350 Certifications
Exhibit 101.0 –	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief	November 14, 2022
Douglas J. Andrea	Executive Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	November 14, 2022
Corisa L. Guiffre	Assistant Corporate Secretary