Form 10-K
period 2022-12-31
ANDREA ELECTRONICS CORP
filed 2023-03-30
CIK 6494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

None

(Title of class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,347,897 based upon the closing price of $0.04 per share as quoted on the OTC Bulletin Board on June 30, 2022.

The number of shares outstanding of the registrant’s Common Stock as of March 24, 2023, was 68,104,957.

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

We are currently marketing our far-field technologies at Original Equipment Manufacturers (“OEMs”) that have new sophisticated artificial intelligence (“AI”) voice applications that require new digital microphone performance for enhancing the safe use and efficiency of devices. Our far-field, digital noise canceling technologies and related products comprise our Andrea DSP Microphone and Audio Software line of business. Net revenues from such technologies and products during the years ended December 31, 2022 and 2021 were approximately 100% of our total revenues.

Patent Monetization, Intellectual Property and Licensing – Our products and technologies are developed in part using our proprietary intellectual property, and we believe that the strength of our intellectual property rights will be important to the success of our business. We utilize patent and trade secret protection, confidentiality agreements with customers and partners, disclosure and invention assignment agreements with employees and consultants and other contractual provisions to protect our intellectual property and other proprietary information. We plan to license specific, custom designs to our customers, charging royalties at a fixed amount per product or a percentage of sales. More generally, we intend to vigorously defend and monetize our intellectual property through licensing arrangements and, where necessary, enforcement actions against those entities using our patented solutions in their products. Royalties resulting from these patent monetization efforts can be structured in a variety of ways including, but not limited to, one-time paid up licenses or ongoing royalty arrangements. We expect to generate a portion of our revenues with these types of licensing arrangements. As part of our plan to aggressively pursue patent monetization, we entered into a Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”), which was effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from currently owned patents. Under the terms of the Revenue Sharing Agreement, Andrea issued and sold to AND34 Notes which were repaid as of December 31, 2016. In 2016, 2017, 2019, 2021, 2022 and 2023, the parties executed and subsequently amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 a specified amount of additional Notes (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The rider executed in 2019 increased the aggregate principal amount from $7,500,000 to $11,500,000. The Additional Notes have a maturity date of January 20, 2026. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. As of December 31, 2022, there was $2,544,534 in Additional Notes and PIK interest outstanding. Total revenues from this segment during the years ended December 31, 2022 and 2021 were minimal, representing less than 1% of our total revenues.

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

Research and Development

We consider our technology to be of substantial importance to our competitiveness. To maintain this competitiveness, we have organized our research and development efforts using a “market and applications” approach for meeting the requirements of new and existing customers. Consistent with this approach, our engineering staff interacts closely with our sales and marketing personnel and directly with customers. The engineering staff is responsible for the research and development of new products and the improvement and support of existing products. For the years ended December 31, 2022 and 2021, total research and development expenses were $460,318 and $587,499, respectively. For fiscal 2023, we expect research and development expenses to decrease since projects related to Andrea DSP Microphone and Audio Software Technology upgrades were completed in 2022. However, no assurance can be given that our research and development efforts will succeed. See Part II “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Production Operations

In 2022 and 2021, all of our assembly operations were performed with subcontractors in the United States or in Asia. Most of the components for the Andrea DSP Microphone and Audio Software Products are available from several sources and are not characteristically in short supply. However, certain specialized components, such as microphones and DSP boards, are available from a limited number of suppliers and subject to long lead times. To date, we have been able to obtain sufficient supplies of these more specialized components, but we cannot assure you that we will continue to be able to do so. Shortages of, or interruptions in, the supply of these more specialized components could have a material adverse effect on our sales of Andrea DSP Microphone Products.

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

Employees

At December 31, 2022, we had eight full-time employees, of whom one was engaged in production and related operations, two were engaged in research and development, and five were engaged in management, administration, sales and customer support duties. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we generally enjoy good relations with our employees. In addition to our regular employees, we utilize nine independent consultants (two are sales representatives, two are engaged for administration purposes and five are engaged in research and development activities).

Available Information

We have historically filed reports, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on From 8-K and amendments to those reports, with the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains such reports, proxy, and information statements and other information regarding issuers at http://www.sec.gov. Our website is not part of this annual report on Form 10-K. In accordance with the Company’s previous disclosure in the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023, the Company filed a Form 15 to terminate the registration of the Company’s common stock and suspended the Company’s reporting obligations. Therefore, the Company expects this Annual Report on Form 10-K to be its last filing with the SEC until such time as the Company is required to, or otherwise elects, to make filings with the SEC pursuant to SEC rules and regulations.

ITEM 1A. RISK FACTORS

Andrea is a party to the Revenue Sharing Agreement under which a perpetual predetermined share of its Monetization Revenues will be allocated to AND34 and under which a default could cause a material adverse effect on its financial position.

Under the Revenue Sharing Agreement that we entered into with AND34, Monetization Revenues will first be applied 100% to the payment of accrued and unpaid interest on, and then will be allocated to, AND34 and the Company in accordance with certain predetermined percentages. During the years ended December 31, 2022 and 2021, $145,000 and $140,000, respectively, of notes payable were issued to AND34. At December 31, 2022, there was $2,544,534 of accrued and unpaid interest and related outstanding principal notes issued to AND34. The Revenue Sharing Agreement contains many stipulations between the parties regarding the handling of various matters related to the monetization of our patents. Following an Event of Default, under the Revenue Sharing Agreement and the Rider, AND34 may proceed to protect and enforce its rights by suit or other appropriate proceeding, either for specific performance or in aid of the exercise of any power granted under the Revenue Sharing Agreement, the Rider or ancillary documents including the notes.

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

We cannot assure you that the level of revenues and gross profit, if any, that we achieve in any particular fiscal period will not be significantly lower than in other fiscal periods. Our total revenues for the years ended December 31, 2022 and 2021 were approximately $1,962,000 and $1,663,000, respectively. Net loss for the year ended December 31, 2022 was approximately $288,000, or $0.00 net loss per share on a basic and diluted basis, versus net loss of approximately $374,000, or $0.01 net loss per share on a basic and diluted basis, for the year ended December 31, 2021. We continue to explore opportunities to grow sales in other business areas and vigorously defend and monetize our intellectual property.

Shares eligible for future sale may have an adverse effect on market price; Andrea shareholders may experience substantial dilution.

Sales of a substantial number of shares of our common stock in the public market could have the effect of depressing the prevailing market price of our common stock. Of the 200,000,000 shares of common stock presently authorized, 68,104,957 were outstanding as of March 24, 2023. The number of shares outstanding does not include an aggregate of 20,454,812 shares of common stock that are issuable. This number of issuable common shares is equal to approximately 30% of the 68,104,957 outstanding shares. These issuable common shares are comprised of: a) 6,301,500 shares of our common stock reserved for issuance upon exercise of outstanding awards granted under our 2006 Stock Plan; b) 10,000,000 shares reserved for future grants under our 2019 Plan; c) 524,736 shares of common stock that are issuable upon conversion of the Series C Preferred Stock and related accrued dividends; and d) 3,628,576 shares of common stock issuable upon conversion of the Series D Preferred Stock.

Conversions of our Series C Preferred Stock and Series D Preferred Stock may result in substantial dilution to other holders of our common stock.

As of March 24, 2023, we had 11.469249 shares of Series C Preferred Stock and 907,144 shares of Series D Preferred Stock outstanding. The issuance of shares of common stock upon conversion of the Series C Preferred Stock is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% or, together with other shares beneficially owned during the 60-day period prior to such conversion, not to beneficially own in excess of 9.99% of the outstanding shares of common stock. The issuance of common stock upon conversion of the Series D Preferred Stock also is limited to that amount which, after giving effect to the conversion, would cause the holder not to beneficially own in excess of 4.99% of the outstanding shares of our common stock, except that each holder has a right to terminate such limitation upon 61 days’ notice to us. Beneficial ownership for purposes of calculation of such percentage limitations does not include shares whose acquisition is subject to similar limitations. If all shares of the Series C and Series D Preferred Stock, which are outstanding to be issued, are assumed to be converted into or exercised for shares of common stock, the number of new shares of common stock required to be issued as a result would aggregate 4,153,312 shares, which is equal to approximately 6% of the 68,104,957 outstanding shares.

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

The global economy, including the impact from the COVID-19 pandemic (and new variants of COVID-19), continues to evolve and be impacted by disruptions and delays in the supply chain. In 2022 and 2021, we experienced an increase in component costs due to supply chain issues related to COVID-19 as well as general economic conditions and other global issues, which may continue into the future with additional ramifications upon our business. In particular, there has been an increased demand for electronic components as a result of the COVID-19 pandemic and other international events, which has and may continue to result in component shortages and increased costs, including longer lead times to procure components.

The extent to which the global economy and supply chain may further affect the Company’s business, financial condition and results of operations will depend on future developments, which are uncertain and cannot be fully predicted at this time, such as the continuing supply chain disruptions. Future developments in these and other areas present material uncertainty and risk with respect to the Company’s business, financial condition and results of operations.

Our business may be adversely affected if there is a default on the SBA Loan.

On July 13, 2020, the Company entered into a certain U.S. Small Business Administration (“SBA”) Loan Authorization and Agreement pursuant to which the Company received loan proceeds of $150,000 (the “SBA Loan”). The SBA Loan was made under, and is subject to the terms and conditions of, the Economic Injury Disaster Loan Program, which was a program expanded for COVID-19 relief under the Coronavirus Aid, Relief and Economic Security (CARES) Act and is administered by the SBA. The term of the SBA Loan is thirty (30) years with a maturity date of July 13, 2050 and the annual interest rate of the SBA Loan is a fixed rate of 3.75%.

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

For example, as discussed in Part II “Item 3 – Legal Proceedings” of this Form 10-K, we are currently involved in appealing an unfavorable ruling by the United States International Trade Commission in our patent infringement claims against Apple Inc. In line with our business strategy, we have dedicated significant resources to vigorously prosecuting these patent infringement claims, and not succeeding on these claims could be unfavorable to our Company.

Changes in economic and political conditions outside the United States could adversely affect our business, results of operations and financial condition.

We generate revenues from regions outside the United States. For the years ended December 31, 2022 and 2021, total revenues from sales to customers outside the United States accounted for approximately 24% and 28%, respectively, of our total revenues. International sales and operations are subject to a number of risks, including:

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on September 11, 2021. Oral argument before the Federal Circuit occurred on December 8, 2021. On April 22, 2022, the Federal Circuit issued its decision on the Company’s appeal, which partially affirmed the PTO’s findings, but also partially vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On November 29, 2022, the PTO issued its remand decision, finding claims 6-9 of the Company’s U.S. Patent No. 6,363,345 invalid. On January 12, 2023, the Company filed a notice of appeal with the Federal Circuit. The Federal Circuit served its certified list on March 14, 2023 and the Company’s opening appeal brief is due May 15, 2023. The New York Litigation is stayed based on Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

Andrea intends to vigorously prosecute the New York Litigation and the ongoing IPR proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Andrea’s common stock is currently quoted on the OTCQB tier of the OTC Market Group’s quotation platform under the symbol “ANDR”. On March 24, 2023, there were approximately 285 holders of record of Andrea’s Common Stock.

No cash dividends were paid on Andrea’s Common Stock in 2022 or 2021.

During the three months ended December 31, 2022, the Company did not repurchase any of its common stock.

ITEM 6. [RESERVED]

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

Inventories – We are required to state our inventories at net realizable value. In assessing the ultimate realization of inventories, we are required to make considerable judgments as to future demand requirements and compare that with our current inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes occur, as well as longer than previously expected usage periods. We have evaluated the current levels of inventories, considering historical total revenues and other factors and, based on this evaluation, recorded adjustments to cost of revenues to adjust inventories to net realizable value. We had inventories of $284,159 and $259,007 at December 31, 2022 and 2021, respectively. It is possible that additional charges to inventory may occur in the future if there are further declines in market conditions, or if additional restructuring actions are taken.

Long Lived Assets – ASC 360 “Property, Plant and Equipment” (“ASC 360”) requires management judgments regarding the future operating and disposition plans for marginally performing assets, and estimates of expected realizable values for assets to be sold. Andrea accounts for its long-lived assets in accordance with ASC 360 for purposes of determining and measuring impairment of its other intangible assets. Andrea’s policy is to periodically review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If required, an impairment charge would be recorded based on an estimate of future discounted cash flows. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. No impairment charges were recognized during the years ended December 31, 2022 and 2021.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022 and other items set forth in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” variations of such words, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations, estimates and projections about our business and industry, our beliefs and certain assumptions made by our management. Investors are cautioned that matters subject to forward-looking statements involve risks and uncertainties including economic, competitive, governmental, technological and other factors that may affect our business and prospects. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. These statements are based on current expectations and speak as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. In order to obtain the benefits of these “safe harbor” provisions for any such forward-looking statements, we caution investors and prospective investors about the following significant factors, which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and could cause them to differ materially from those expressed in any such forward-looking statements. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, our ability to enforce our patents, changes in economic, competitive, governmental, technological and other factors, such as the ongoing impact of COVID-19 and the conflict between Russia and Ukraine, that may affect our business and prospects. Additional factors are discussed in Part I, “Item 1A – Risk Factors” of this Form 10-K.

Results Of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total Revenues

	For the Year Ended December 31,		%
	2022	2021	Change
Patent Monetization revenues
License revenues	$183	$329	(44)
Total Patent Monetization revenues	183	329

Andrea DSP Microphone and Audio Software Products revenues
Revenue from automotive array microphone products	378,548	307,949	23	(a)
Revenue from OEM array microphone products	1,318,360	1,055,152	25	(b)
Revenue from customized digital product	104,458	157,159	(34)	(c)
All other Andrea DSP Microphone and Audio Software Product revenues	150,810	101,067	49
License revenues and service related revenues	9,437	41,841	(77)	(d)
Total Andrea DSP Microphone and Audio Software Products revenues	1,961,613	1,663,168	18	(e)

Total revenues	$1,961,796	$1,663,497	18

(a)

The increase of approximately $71,000 for the year ended December 31, 2022, as compared to the same period in 2021, in revenues from automotive array microphone products is primarily the result of timing of sales to integrators of public safety and mass transit vehicle solutions.

(b)

The increase of approximately $263,000 for the year ended December 31, 2022, as compared to the same period in 2021, in revenues of OEM array microphone products is primarily the result of an increase in revenues to new customers that are integrating our commercial product audio solutions.

(c)

The decrease of approximately $53,000 for the year ended December 31, 2022, as compared to the same period in 2021, from customized digital product revenues is related to the timing of purchases from an OEM customer for a customized digital product.

(d)

The increase of approximately $50,000 for the year ended December 31, 2022, as compared to the same period in 2021, in all other Andrea DSP Microphone and Audio Software Product revenues, is the result of increased revenues of USB products coupled with increased revenues of speaker and amplifier kits, a relatively new addition to our overall audio solutions

(e)	The decrease of approximately $32,000 for the year ended December 31, 2022, is primarily the result of a specific one time license of $30,000 for the year ended December 31, 2021.

Cost of Revenues

Cost of revenues as a percentage of total revenues for the year ended December 31, 2022 increased to 29% from 26% for the year ended December 31, 2021. There was no cost of revenues associated with the Patent Monetization revenues of $183 and $329 for the years ended December 31, 2022 and 2021, respectively. The cost of revenues as a percentage of total revenue for the year ended December 31, 2022 for Andrea DSP Microphone and Audio Software Products was 29% compared to 26% for the year ended December 31, 2021. These increases in cost of product revenues as a percentage of total revenues are primarily the result of the increased component costs because of supply chain issues, as well as the product mix described in “Total Revenues” above.

Patent Monetization Expenses

Patent monetization expenses for the year ended December 31, 2022 decreased by 5% to $156,016 from $163,439 for the year ended December 31, 2021, primarily as a result of timing of legal services incurred to pursue patent monetization. These expenses are a result of our continuing efforts to pursue patent monetization, including the filing of the complaints disclosed under Part I, “Item 3 – Legal Proceedings” of this Form 10-K. Such patent monetization is a key component of our business strategy.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 decreased by 22% to $460,318 from $587,499 for the year ended December 31, 2021. These expenses primarily relate to costs associated with the development of new products. For the year ended December 31, 2022, research and development expenses reflected a 19% increase in our Patent Monetization research and development efforts to $18,037 or 4% of total research and development expenses, and a 23% decrease in our Andrea DSP Microphone and Audio Software Technology research and development efforts to $442,281, or 96% of total research and development expenses. The increases in our Patent Monetization research and development efforts represent intangible asset amortization expense while the decreases in our Andrea DSP Microphone and Audio Software Technology research and development efforts reflect decreases in compensation expenses related to projects completed in 2021 and 2022. With respect to DSP Microphone and Audio Software technologies, research efforts are primarily focused on the pursuit of commercializing a natural language-driven human/machine interface by developing optimal far-field microphone solutions for various voice-driven interfaces, incorporating Andrea’s digital super directional array microphone technology, and certain other related technologies such as noise suppression and stereo acoustic echo cancellation. We believe that continued research and development spending should benefit Andrea in the future.

General, Administrative and Selling Expenses

General, administrative and selling expenses increased by approximately 1% to $1,090,405 for the year ended December 31, 2022 from $1,074,589 for the year ended December 31, 2021. For the year ended December 31, 2022, there was a 37% decrease in our Patent Monetization general, administrative and selling expenses efforts to $104,770, or 10% of total general, administrative and selling expenses and a 8% increase in general, administrative and selling expenses in our Andrea DSP Microphone and Audio Software Technology general, administrative and selling expenses efforts to $985,635, or 90% of total general, administrative and selling expenses. The overall 1% increase of approximately $16,000 relates to small increases in ordinary operating expenses.

Interest expense, net

Interest expense, net for the year ended December 31, 2022 was $103,931, compared to interest expense, net of $73,505 for the year ended December 31, 2021. The change in this line item was attributable to an increase in interest expense because of a higher amount of debt outstanding combined with a decrease of interest income related to lower cash balances.

Income from Employee Retention Tax Credits

Income from Employee Retention Tax Credits for the year ended December 31, 2022, was $140,137. There was no Income from Employee Retention Tax Credits for the year ended December 31, 2021. The income from Employee Retention Tax Credits is the result of the recognition of refundable payroll tax credits established by the CARES Act to help businesses retain employees.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2022 was $1,268 compared to $585 for the year ended December 31, 2021. The provision for income taxes for the years ended December 31, 2022 and 2021 is a result of certain licensing revenues that are subject to withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned, related revenues were approximately $6,000 and $3,000 for the years ending December 31, 2022 and 2021, respectively.

Net loss

Net loss for the year ended December 31, 2022 was $288,179 compared to a net loss of $373,796 for the year ended December 31, 2021. The net loss for the year ended December 31, 2022 principally reflects the factors described above.

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

Liquidity And Capital Resources

At December 31, 2022, we had cash of $55,622 compared to $148,349 at December 31, 2021. The decrease in our cash balance at December 31, 2022 is primarily the result of cash used in operating activities.

Our working capital balance at December 31, 2022 was $9,636 compared to working capital of $14,940 at December 31, 2021. The decrease in working capital reflects a decrease in total current assets of $180,628 and a decrease in total current liabilities of $175,324. The decrease in total current assets reflects a decrease in cash of $92,727, a decrease in accounts receivable of $70,626, an increase in inventories of $25,152 and a decrease in prepaid expenses and other current assets of $42,427. The decrease in total current liabilities reflects a decrease in trade accounts payable and other current liabilities of $179,710 partially offset by an increase in the current portion of long-term debt of $4,386.

The decrease in cash of $92,727 reflects $226,187 of net cash used in operating activities, plus $11,540 of net cash used in investing activities, partially offset by $145,000 of net cash provided by financing activities.

The cash used in operating activities of $226,187, excluding non-cash charges, is primarily attributable to the $288,179 net loss for the year ended December 31, 2022, a $69,358 decrease in accounts receivable, a $16,013 increase in inventories, a $42,427 decrease in prepaid expenses, other current assets and other assets, and a $218,412 decrease in trade accounts payable and other current liabilities and operating lease liabilities payable. The changes in receivables, inventories and trade accounts payable primarily reflect differences in the timing related to both the payments for, and the acquisition of, inventory as well as for other services in connection with ongoing efforts related to Andrea’s operations.

The cash used in investing activities of $11,540 reflects an increase in patents and trademarks of $676 and purchases of property and equipment of $10,864. The increase in patents and trademarks reflects capital expenditures associated with our intellectual property. The increase in property and equipment is associated with the purchases of computer equipment, upgrades for our general ledger system and test equipment for the production of products.

The cash provided by financing activities of $145,000 reflects proceeds from long-term notes.

We plan to improve our cash flows by aggressively pursuing monetization of our patents related to our Andrea DSP Microphone Audio Software, increasing the sales of our Andrea DSP Microphone Audio Software Products through the introduction of new products as well as our increased sales and marketing efforts and decreased research and development expenses relating to Andrea DSP Microphone and Audio Software Technology as such upgrades were completed in 2022 and decreased general and administrative expenses as a result of becoming a non-filing entity. As of March 24, 2023, Andrea had approximately $30,000 of cash deposits. For discussion regarding management’s evaluation of our ability to meet our obligations as they come due in coming months, see the section titled “Liquidity” in Note 2, Summary of Significant Accounting Policies, of the notes to consolidated financial statements. We cannot provide assurances that demand will continue for any of our products, including future products related to our Andrea DSP Microphone and Audio Software technologies, or, that if such demand does exist, that we will be able to obtain the necessary working capital to increase production and provide marketing resources to meet such demand on favorable terms, or at all.

Market Risk

Historically, our principal source of financing activities had been the issuance of convertible preferred stock with financial institutions. We are affected by market risk exposure primarily through any amounts payable in stock, or cash by us under convertible securities. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose. In addition, substantially all transactions entered into by us are denominated in U.S. dollars. As such, we have shifted foreign currency exposure onto our foreign customers. As a result, if exchange rates move against foreign customers, we could experience difficulty collecting unsecured accounts receivable, the cancellation of existing orders or the loss of future orders. For the year ended December 31, 2022, total revenue from sales to customers outside the United States accounted for approximately 24% of our total revenue. The foregoing could materially adversely affect our business, financial condition and results of operations.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, utilizing the 2013 framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 31, 2023, the Company amended the employment agreement, dated August 1, 2014, with Douglas J. Andrea, Chairman of the Board, President and Chief Executive Officer of the Company (the “Amended Agreement”). The original agreement, as amended, was scheduled to terminate on January 31, 2023. The Amended Agreement extended this termination date until July 31, 2023. Pursuant to the Amended Agreement, Mr. Andrea will receive an annual base salary of $202,000.

If a change in control occurs during the term of the Amended Agreement and results in the subsequent termination of Mr. Andrea’s employment within twelve months thereafter, Mr. Andrea will be entitled to a severance payment equal to two (2) years of Mr. Andrea's most recent Base Salary plus a pro-rated portion of Mr. Andrea’s most recent annual and four quarterly bonuses paid immediately preceding the Change of Control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options.

Under the Amended Agreement, in the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus two months pro-rated portion of Mr. Andrea's most recent annual and quarterly bonuses, payment of $12,500 (the un-paid bonus for the quarter ended September 30, 2017), and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Directors of the Company is provided below. All Directors serve one-year terms and their ages are as of December 31, 2022. Based on their respective experiences, qualifications, attributes and skills set forth below, the Board of Directors determined that each current Director should serve as a Director.

Douglas J. Andrea, age 60, has been Chairman of the Board of Directors since November 2001, a Director of the Company since 1991, Corporate Secretary since 2003 and Chief Executive Officer since January 2005. He was Co-Chairman and Co-Chief Executive Officer of the Company from November 1998 until August 2001. He served as Co-President of the Company from November 1992 to November 1998, as Vice President - Engineering of the Company from December 1991 to November 1992, and as Secretary of the Company from 1989 to January 1993.

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

Louis Libin, age 64, has been a Director of the Company since February 2002. Mr. Libin is Vice President of Spectrum Policy and Strategy for One Media and Sinclair Broadcast Group (SBGI). Since 1996, he has been the President of Broad Comm, Inc., a consulting group specializing in advanced television broadcast, interactive TV, Internet Protocol and wireless communications. Mr. Libin was the executive director of the Advanced Television Broadcasting Alliance (the “ATBA”) from 2014 to 2018. Mr. Libin also served as the Senior Director for advanced technology for Sinclair Broadcast Group from 2015 to 2018. Mr. Libin was Chief Technology Officer for NBC, and was responsible for all business and technical matters for satellite, wireless and communication issues for General Electric and NBC. Since 1989, Mr. Libin has represented the United States on satellite and transmission issues at the International Telecommunications Union in Geneva, Switzerland. Mr. Libin is a Senior Member of the Institute of Electrical and Electronic Engineers and is a member of the National Society of Professional Engineers. Mr. Libin also serves on the boards of directors of several private and not-for profit companies.

Mr. Libin’s extensive experience in the communications industry affords the Board valuable insight regarding the business and operation of the Company. Mr. Libin’s technical background, as well as his experiences from his other board memberships, makes him a valuable asset to continue to serve as a member of the Board.

Joseph J. Migliozzi, age 72, has been a Director of the Company since September 2003. Since 2019, Mr. Migliozzi serves as Vice President of Finance and Chief Financial Officer of Eastern Alloys, Inc., a company that formulates metal alloys primarily from zinc and aluminum. From 2008 to 2019, Mr. Migliozzi served as the Executive Vice President of Ionian Management Inc., a petroleum shipping, trading and distribution company. Prior to that he was the Engagement Partner at Tatum LLC, an Interim CFO practice, from 2005 to 2008. He has operated his own management consulting firm since 2001. From 1997 to 2001, Mr. Migliozzi was the Chief Operating and Financial Officer of Turtle Beach Systems. Prior to that, he served in various executive management positions in the electronics manufacturing industries, with both financial and operational responsibilities. Mr. Migliozzi is a Certified Public Accountant and holds Bachelor in Public Accounting and Masters in Business Administration degrees from Pace University.

Mr. Migliozzi’s accounting, finance and corporate management experience affords the Board valuable insight regarding the business, finances and operation of the Company. Mr. Migliozzi’s extensive background provides him the distinctive skill set required to continue to serve as a member of the Board.

Jonathan D. Spaet, age 66, has been a Director of the Company since 2003. He currently is Senior Vice President of Networks Sales for Sinclair Broadcast, one of the largest owners of television stations in the country, and served in such positon since January 2014. Previously, he was the Senior Director of Advanced Advertising from 2010 to 2013, heading the group for Viamedia, a cable television advertising representation company that represents many cable providers including, but not limited to, Verizon FiOS and RCN. Prior to Viamedia, he was Executive Vice President of Vault.com, an internet site in the career and recruitment space. Before Vault, he was Vice-President/General Manager of Advertising Sales for Time Warner Cable in New York City, where he had been since 2008. Prior to that appointment, he was at Time Warner Cable National Advertising Sales since September 2004, overseeing advertising sales for Time Warner Cable markets around the country. Previously, he was Vice-President of Sales for Westwood One Radio Networks, managing ad sales for one of the largest radio groups in the country. From 2002 to 2003, he was the Chief Operating Officer of MEP Media, a company that started a digital cable channel devoted to the music enthusiast. Prior to MEP, he was President of Ad Sales for USA Networks, supervising ad sales, marketing, research and operations for both USA and Sci-fi, two top-tier cable channels. Previously, he was President of Ad Sales for About.com. This followed 15 years at NBC, where Mr. Spaet’s career included a six-year position in NBC Cable and nine years in the NBC Television Stations Group. Mr. Spaet holds a Bachelor and Masters of Business Administration degrees from New York University.

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

Information about Executive Officers Who Are Not Directors

The following information is provided for the Company’s executive officer who is not also a director:

Corisa L. Guiffre, age 50, has been the Company's Vice President and Chief Financial Officer since June 2003 and Assistant Corporate Secretary since October 2003. Ms. Guiffre joined the Company in November 1999 and served as Vice President and Controller until June 2003. Prior to joining the Company, she was a member of the Audit, Tax and Business Advisory divisions at Arthur Andersen LLP. She is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and a member of the New York State Society of Certified Public Accountants.

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

Delinquent Section 16(a) Reports

Under the federal securities laws, the Company’s directors and officers and any persons holding more than ten percent (10%) of the Company’s common stock are required to report their ownership and any changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report on Form 10-K any failure to file by these dates. Based solely on our review of copies of the reports on the Section 16(a) forms filed with the SEC with respect to the fiscal year ended December 31, 2022, we believe that all directors, executive officers and persons who own more than ten percent (10%) of our common stock have complied with the reporting requirements of Section 16(a) and have filed all reports required by such section, except for one late Form 4 filing for Mr. Joseph Migliozzi reflecting the purchase of shares of common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the last two fiscal years relating to compensation earned by each person who served as chief executive officer and the other most highly compensated executive officer whose total compensation was over $100,000 during the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Total
Douglas J. Andrea, Chairman of the	2022	$216,000	$-	$216,000
Board, Chief Executive Officer,	2021	216,000	-	216,000
and Corporate Secretary
Corisa L. Guiffre, Vice President,	2022	170,000	-	170,000
Chief Financial Officer and	2021	$170,000	$-	$170,000
Assistant Corporate Secretary

Outstanding Equity Awards at December 31, 2022

The following table provides information concerning outstanding unexercised options as of December 31, 2022 for each named executive officer. Neither of the named executive officers had stock awards that have not vested or unearned equity incentive plan awards at December 31, 2022.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date

Douglas J. Andrea	500,000	-	$0.10	9-02-2024
	500,000	-	$0.06	8-07-2025
	1,400,000	-	$0.05	11-16-2026

Corisa L. Guiffre	350,000	-	$0.08	10-21-2024
	400,000	-	$0.05	11-16-2026

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on January 31, 2023. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2023, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $202,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt or tax credits received relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to two years of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the unpaid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At December 31, 2022, the future minimum cash commitments under this agreement aggregate $119,000.

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

Director Compensation

In the 2022 fiscal year, the non-employee directors agreed to forgo certain fees earned and owed to them with no right to such amount in future years. The following table provides the compensation earned and paid to individuals who served as non-employee directors of the Company during the 2022 fiscal year.

Director	Fees Earned Not Paid	Fees Earned and Paid in Cash	Stock Option Awards	Total

Louis Libin	$5,500	$1,250	-	$6,750
Joseph J. Migliozzi	$6,250	$1,250	-	$7,500
Jonathan D. Spaet	$4,750	$1,250	-	$6,000

Annual Retainer and Meeting Fees for Non-Employee Directors

The following sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors of the Company during 2022. Mr. Andrea, as an employee director does not receive any retainers or fees for his service on the Board of Directors.

Annual Board Service Retainer	$2,500
Annual Committee Service Retainer	$1,000
Fee per Board Meeting (Regular or Special)	$250
Fee per Committee Meeting	$250
Additional Annual Retainer for the Chairperson of the Audit Committee	$1,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information as of March 24, 2023, with respect to the common stock ownership of (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Number of Shares Owned (excluding options)	Number of Shares That May be Acquired Within 60 days by Exercising Options	Percent of Common Stock Outstanding (1)

Executive Officer
Douglas J. Andrea	2,923,576	2,400,000	7.6%
Corisa L. Guiffre	98,200	750,000	1.2%
Non-Employee Directors
Louis Libin	352,149	475,000	1.2%
Joseph J. Migliozzi	1,672,254	475,000	3.1%
Jonathan D. Spaet	29,261	375,000	*
Current directors and executive officers as a group (5 persons)	5,075,440	4,475,000	13.2%

*Less than 1%

(1)

Percentages with respect to each person or group of persons have been calculated on the basis of 68,104,957 shares of Company common stock outstanding, plus the number of shares of Company common stock which such person or group of persons has the right to acquire within 60 days from March 24, 2023, by the exercise of options. The information concerning the shareholders is based upon information furnished to the Company by such shareholders. Except as otherwise indicated, none of the shares listed are pledged as security and all of the shares next to each identified person or group are owned of record and beneficially by such person or each person within such group and such persons have sole voting and investment power with respect thereto.

The following table sets forth certain information as of March 24, 2023 with respect to the stock ownership of beneficial owners of more than 5% of the Company’s outstanding common stock other than Mr. Andrea whose stock ownership is set forth above:

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

(3)

Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on February 15, 2007. Common stock ownership of Alpha Capital is not known as of March 24, 2023. As of March 24, 2023, Alpha Capital had 2,086,809 of common stock equivalents from Series C Preferred Stock and Series D Preferred Stock. See footnote (1) above for limitations on the conversion of such common stock equivalents.

(4)

Based on information filed with the Securities and Exchange Commission in a Schedule 13G (Amendment No. 1) on October 20, 2006 by Nickolas W. Edwards. Mr. Edwards passed away on March 4, 2020. Common stock ownership of Mr. Edwards’ beneficiaries is not known as of March 24, 2023.

The following table sets forth certain information as of December 31, 2022 for all compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for the fiscal years ended December 31, 2022 and 2021 by Marcum LLP:

	2022	2021
Audit Fees	$117,420	$114,330
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

During the year ended December 31, 2022, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following documents are included in this Annual Report on Form 10-K beginning on page F-1.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets—at December 31, 2022 and 2021
●	Consolidated Statements of Operations—Years Ended December 31, 2022 and 2021
●	Consolidated Statements of Shareholders’ Deficit—Years Ended December 31, 2022 and 2021
●	Consolidated Statements of Cash Flows—Years ended December 31, 2022 and 2021
●	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(a)(3)	Exhibits

Exhibit Number	Description
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

10.5	+ *Fourteenth Amendment to Executive Employment Agreement, dated as of January 31, 2023, by and between Andrea Electronics Corporation and Douglas J. Andrea
10.6

*Amended and Restated Change in Control Agreement, dated as of November 11, 2008, by and between Andrea Electronics Corporation and Corisa L. Guiffre (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on November 14, 2008)

10.7

**Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 10-Q/A filed on December 31, 2014)

10.8

**Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K/A filed on January 22, 2015)

10.9

Second Amendment to Amended and Restated Revenue Sharing and Note Purchase Agreement and Omnibus Amendment to Related Documents dated January 27, 2022 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K filed on March 31, 2022)

10.10

Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of December 24, 2014, retroactively effective as of February 14, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 14, 2016)

10.11

First Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of October 24, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed on May 15, 2019)

10.12

Second Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of May 10, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q filed on May 15, 2019)

10.13

Third Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC dated as of September 21, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on November 15, 2021)

10.14

Fourth Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC, dated as of June 20, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 15, 2022)

10.15	+Fifth Amendment to the Rider to Amended and Restated Revenue Sharing and Note Purchase Agreement by and among Andrea Electronics Corporation and AND34 Funding LLC, dated as of January 20, 2023
14.0	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.0 of the Registrant’s Form 10-KSB filed April 15, 2005)
21.0	+Subsidiaries of Registrant
31.0	+Rule 13a-14(a)/15d – 14(a) Certifications
32.0	+Section 1350 Certifications
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL:

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Andrea Electronics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andrea Electronics Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

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

The principal considerations for our determination that performing procedures relating to the Company’s assessment of its ability to continue as a going concern is a critical audit matter are the significant judgement by management in the estimation of the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s assessment of its ability to continue as a going concern included the following, among others:

We tested the reasonableness of the forecasted revenue and operating expenses, which include the future effects of costs cutting measures committed to or implemented, as well as the sources and uses of cash in management’s assessment of liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts as well as the latest forecast provided by management to the actual results or prior periods, consideration of positive and negative evidence impacting managements forecasts and reviewing customer purchase orders and/or forecasts used in the projections.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2002.

Marcum LLP

Melville, NY

March 30, 2023

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS

Current assets:
Cash	$55,622	$148,349
Accounts receivable, net of allowance for doubtful accounts of $4,789	165,712	236,338
Inventories, net	284,159	259,007
Prepaid expenses and other current assets	56,736	99,163
Total current assets	562,229	742,857

Property and equipment, net	36,537	39,511
Intangible assets, net	158,809	194,200
Other assets, net	120,306	161,876
Total assets	$877,881	$1,138,444

LIABILITIES AND SHAREHOLDERS’DEFICIT

Current liabilities:
Trade accounts payable and other current liabilities	$524,653	$704,363
Current portion of long-term debt	8,772	4,386
Accrued Series C Preferred Stock Dividends	19,168	19,168
Total current liabilities	552,593	727,917

Operating lease liabilities payable	81,184	119,886
Long-term debt	2,692,899	2,451,257
Total liabilities	3,326,676	3,299,060

Commitments and contingencies: (Note 12)

Shareholders’ deficit:
Preferred stock, $.01 par value; authorized: 2,497,500 shares; none issued and outstanding	-	-
Series C Convertible Preferred Stock, net, $.01 par value; authorized: 1,500 shares; issued and outstanding: 11.47; liquidation value: $114,692	-	-
Series D Convertible Preferred Stock, net, $.01 par value; authorized: 2,500,000 shares; issued and outstanding: 907,144 shares; liquidation value: $907,144	9,072	9,072
Common stock, $.01 par value; authorized: 200,000,000 shares; 68,104,957 issued and outstanding	681,050	681,050
Additional paid-in capital	78,086,910	78,086,910
Accumulated deficit	(81,225,827)	(80,937,648)

Total shareholders’ deficit	(2,448,795)	(2,160,616)

Total liabilities and shareholders’ deficit	$877,881	$1,138,444

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Revenues
Net product revenues	$1,952,176	$1,621,327
License revenues and service related revenues	9,620	42,170
Total revenues	1,961,796	1,663,497

Cost of revenues	578,174	433,022

Gross margin	1,383,622	1,230,475

Patent Monetization Expenses	156,016	163,439

Research and development expenses	460,318	587,499

General, administrative and selling expenses	1,090,405	1,074,589

Operating loss	(323,117)	(595,052)

Gain from forgiveness of Paycheck Protection Program Loans and related interest	-	295,346

Income from Employee Retention Tax Credits	140,137	-

Interest expense, net	(103,931)	(73,505)

Loss from operations before provision for income taxes	(286,911)	(373,211)

Provision for income taxes	1,268	585

Net loss	$(288,179)	$(373,796)

Basic and diluted weighted average shares	68,104,957	68,104,957

Basic and diluted net loss per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series C Convertible Preferred Stock Outstanding	Series C Convertible Preferred Stock	Series D Convertible Preferred Stock Outstanding	Series D Convertible Preferred Stock	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit

Balance, January 1, 2021	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(80,563,852)	$(1,786,820)

Net loss	-	-	-	-	-	-	-	(373,796)	(373,796)

Balance, December 31, 2021	11.469249	$-	907,144	$9,072	68,104,957	681,050	78,086,910	(80,937,648)	(2,160,616)

Net loss	-	-	-	-	-	-	-	(288,179)	(288,179)

Balance, December 31, 2022	11.469249	$-	907,144	$9,072	68,104,957	$681,050	$78,086,910	$(81,225,827)	$(2,448,795)

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
Cash flows from operating activities:	2022	2021
Net loss	$(288,179)	$(373,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,905	38,082
Forgiveness of Paycheck Protection Program Loans and related interest	-	(295,346)
Inventory net realizable adjustment	(9,139)	9,820
Provision for income tax withholding	1,268	585
Amortization of right-of-use assets	41,570	47,455
Deferred interest on Paycheck Protection Program Loans and SBA Loan, net	2,686	2,816
PIK interest, net	98,342	67,225
Change in:
Accounts receivable	69,358	(54,052)
Inventories	(16,013)	(154,434)
Prepaid expenses, other current assets and other assets	42,427	11,072
Trade accounts payable and other current liabilities and operating lease liabilities payable	(218,412)	244,864
Net cash used in operating activities	(226,187)	(455,709)

Cash flows from investing activities:
Purchases of property and equipment	(10,864)	(29,508)
Purchases of patents and trademarks	(676)	(11,941)
Net cash used in investing activities	(11,540)	(41,449)

Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loans	-	142,777
Proceeds from long-term notes	145,000	140,000
Net cash provided by financing activities	145,000	282,777

Net decrease in cash	(92,727)	(214,381)

Cash, beginning of year	148,349	362,730
Cash, end of year	$55,622	$148,349

Supplemental disclosures of cash flow information:
Cash paid for:
Income Taxes	$1,919	$639
Interest	$2,924	$3,655

The accompanying notes are an integral part of these consolidated financial statements.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity Uncertainty

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

The global economy, including the impact from the COVID-19 global pandemic (and new variants of COVID-19), continues to evolve. The Company continues to monitor the global economy and its impact on operations, financial position, cash flows, inventory (including supply chain related impacts), purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the fluidity of this situation, the magnitude and duration of such impacts on the Company's operations and liquidity is uncertain and cannot be determined as of the date of this report. In 2022 and 2021, the Company saw an increase in component costs due to supply chain issues related to COVID-19 as well as general economic conditions and global, which may continue into the future with additional ramifications to our business.

The Company’s loss before income taxes was approximately $286,911 for the year ended December 31, 2022, of which approximately $50,000 represents non-cash depreciation and amortization expenses. As part of its evaluation, management considered the Company’s cash balance of $55,622 and working capital of $9,636 as of December 31, 2022 as well as the Company’s projected revenues and expenses for the next twelve months. These projections included decreased research and development expenses relating to Andrea DSP Microphone and Audio Software Technology as such upgrades were completed in 2022 and decreased general and administrative expenses as a result of becoming a non-filing entity. If the Company is not successful in achieving its projected revenues and expenses, it may need to seek other sources of revenue, areas of further expense reduction or additional funding from other sources such as debt or equity raising. However, there is no assurance that the Company would be successful in seeking other sources of revenue, finding further expense reductions and/or completing a debt or equity raise which would have a material adverse effect on the Company’s and its financial statements.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss adjusts basic loss per share for the effect of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Diluted loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Securities that could potentially dilute basic earnings per share (“EPS”) in the future that were not included in the computation of the diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

	December 31,
	2022	2021
Total potentially dilutive common shares as of:
Stock options to purchase common stock (Note 13)	6,301,500	6,301,500
Series C Convertible Preferred Stock and related accrued dividends (Note 9)	524,736	524,736
Series D Convertible Preferred Stock (Note 10)	3,628,576	3,628,576

Total potentially dilutive common shares	10,454,812	10,454,812

Cash

Cash includes cash and highly liquid investments with original maturities of three months or less. At various times during the years ended December 31, 2022 and 2021, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At December 31, 2022, the Company’s cash was held at four financial institutions.

Concentration of Risk

The following customers accounted for 10% or more of Andrea’s consolidated total revenues during at least one of the periods presented below:

	December 31,
	2022	2021
Customer A	21%	22%
Customer B	14%	19%
Customer C	14%	13%
Customer D	15%	11%

As of December 31, 2022, Customers A, B, and C accounted for approximately 42%, 27%, and 10%, respectively, of accounts receivable. As of December 31, 2021, Customers A, B, C and D accounted for approximately 29%, 22%, 16% and 17%, respectively, of accounts receivable.

The following supplier accounted for 10% or more of Andrea’s purchases during the periods presented below:

	December 31,
	2022	2021
Supplier A	53%	29%
Supplier B	13%	16%
Supplier C	12%	19%
Supplier D	11%	*
Supplier E	*	10%

* Amounts are less than 10%

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

There are no suppliers that accounted for more than 10% of total trade accounts payable and other current liabilities as of December 31, 2022 or December 31, 2021,

Accounts Receivable

Accounts receivable are carried at their contractual amounts. Management establishes an allowance for doubtful accounts based on its historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries. As of December 31, 2022 and 2021, there was an allowance for doubtful accounts of $4,789.

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

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out) or net realizable value. The cost of inventory is based on the respective cost of materials. Andrea reviews its inventory reserve for obsolescence on a quarterly basis and establishes reserves on inventories based on the specific identification method. Andrea records charges in inventory reserves as part of cost of revenues.

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

Long-Lived Assets

Andrea accounts for its long-lived assets in accordance with ASC 360 “Plant, Property and Equipment,” for purposes of determining and measuring impairment of its long-lived assets (primarily intangible assets) other than goodwill. Andrea’s policy is to review the value assigned to its long-lived assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s long-lived assets is not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product sales), the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset. Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates. At December 31, 2022 and 2021, as a result of operating losses, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) to the carrying value and Andrea concluded that there were no long lived assets were impaired.

Revenue Recognition

In accordance with ASC Topic 606 "Revenue from Contracts with Customers" the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts.

The Company disaggregates its revenues into three contract types: (1) product revenues, (2) service related revenues and (3) license revenues and then further disaggregates its revenues by operating segment. Generally, product revenue is comprised of microphones and microphone connectivity product revenues. Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Product revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Contracts with customers are comprised of customer purchase orders, invoices and written contracts. Customer product orders are fulfilled at a point in time and not over a period of time. The Company does not have arrangements for returns from customers and does not have any future obligations directly or indirectly related to product resale by customers. The Company has no sales incentive programs. Service related and licensing revenues are recognized based on the terms and conditions of individual contracts using the five step approach listed above, which identifies performance obligations and transaction price. Typically, Andrea receives licensing reports from its licensees approximately one quarter in arrears due to the fact that its agreements require customers to report revenues between 30 to 60 days after the end of the quarter. Under this accounting policy, the licensing revenues reported are not based upon estimates. In addition, service related revenues, which are short-term in nature, are generally performed on a time-and-material basis under separate service arrangements and the corresponding revenue is generally recognized as the services are performed. At December 31, 2022, the Company had $19,769 of deferred revenue, which are advance payments from customers that are expected to be recognized as revenue within one year and are included in trade accounts payable and other current liabilities in the Company’s consolidated balance sheets. See Note 14 for additional description of the Company’s reportable business segments and the revenue reported in each segment.

Income Taxes

Andrea accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company has recorded a full valuation allowance. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. Income tax expense consists of taxes payable for the period, withholding of income tax as mandated by the foreign jurisdiction in which the revenues are earned and the change during the period in deferred tax assets and liabilities. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2019 through 2022. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

Research and Development

Andrea expenses all research and development costs as incurred.

Advertising Expenses

All media costs of newspaper and magazine advertisements as well as trade show costs are expensed as incurred. Total advertising and marketing expenses for each of the years ended December 31, 2022 and 2021 was approximately $7,000 and $6,000, respectively, and is included in general, administrative and selling expenses.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The Company will apply the provisions of ASC 820 to nonfinancial assets and liabilities. Andrea calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the book value of those financial instruments. When the book value approximates fair value, no additional disclosure is made. Andrea uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, Andrea uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. As of December 31, 2022 and 2021, the carrying value of all financial instruments approximated fair value.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates, among other things, are used in accounting for inventory valuation and obsolescence, deferred income taxes valuation allowance, expected realizable values for assets (primarily intangible assets), contingencies, and liquidity. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. Actual results could differ from those estimates and assumptions.

Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, other than what is disclosed, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

3. INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,
	2022	2021
Core Technology	$8,567,448	$8,567,448
Patents and trademarks	995,627	994,951
	9,563,075	9,562,399
Less: accumulated amortization	(9,404,266)	(9,368,199)
	$158,809	$194,200

The changes in the carrying amount of intangible assets during the years ended December 31, 2022 and 2021 were as follows:

Balance as of January 1, 2021	$212,619
Additions during the period	11,941
Amortization	(30,360)
Balance as of December 31, 2021	194,200
Additions during the period	676
Amortization	(36,067)
Balance as of December 31, 2022	$158,809

Andrea accounts for its intangible assets in accordance with ASC 360 “Property, Plant and Equipment” for purposes of determining and measuring impairment. Andrea’s policy is to periodically review the value assigned to its intangible assets to determine if they have been permanently impaired by adverse conditions which may affect Andrea. If Andrea identifies a permanent impairment such that the carrying amount of Andrea’s intangible assets are not recoverable using the sum of an undiscounted cash flow projection (gross margin dollars from product revenues), a new cost basis for the impaired asset will be established. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.  This new cost basis will be net of any recorded impairment. At December 31, 2022 and 2021, as a result of operating losses, Andrea compared the sum of undiscounted cash flow projections (gross margin dollars from product sales) to the carrying value and Andrea concluded that there were no intangible assets that were impaired.  The weighted average remaining amortization period at December 31, 2022 is 5.8 years.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Amortization expense was $36,067 and $30,360 for the years ended December 31, 2022 and 2021, respectively. Patents and trademarks, once issued are amortized on a straight-line basis over periods ranging from 10 to 20 years. Assuming no changes in the Company's intangible assets, estimated amortization expense for each of the five succeeding fiscal years ending December 31 is expected to be approximately $31,000, $31,000, $22,000, $22,000 and $22,000, respectively.

4. INVENTORIES, NET

Inventories, net consisted of the following:

	December 31,
	2022	2021
Raw materials	$133,732	$102,444
Finished goods	150,427	156,563
	$284,159	$259,007

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	December 31,
	2022	2021
Information Technology Equipment	$302,213	$299,443
Furniture and fixtures	87,958	87,958
Tools, molds and testing equipment	214,829	206,735
	605,000	594,136
Less: accumulated depreciation and amortization	(568,463)	(554,625)
	$36,537	$39,511

Depreciation and amortization of property and equipment was $13,838 and $7,722 for the years ended December 31, 2022 and 2021, respectively.

6. REVENUE SHARING, NOTE PURCHASE AGREEMENT

On December 24, 2014, the Company entered into an Amended and Restated Revenue Sharing and Note Purchase Agreement (the “Revenue Sharing Agreement”) with AND34 Funding LLC (“AND34”) (acting as the “Revenue Participants,” the “Note Purchasers,” and the “Collateral Agent”), which was retroactively effective as of February 14, 2014. Under the Revenue Sharing Agreement, the Company granted AND34 a perpetual predetermined share in the rights of the Company’s specified future revenues from patents (“Monetization Revenues”) owned by the Company (the “Patents”) in exchange for $3,500,000, which was fully repaid as of September 30, 2016 and issued certain notes containing the features described in the Revenue Sharing Agreement (the “Notes”), which were repaid in 2016. In 2016, 2017, 2019, 2021, 2022 and 2023, the parties executed and amended a rider to the Revenue Sharing Agreement (the “Rider”) pursuant to which Andrea agreed to issue and sell to AND34 additional Notes up to an aggregate amount of $11,500,000 (the “Additional Notes”), or such greater amount as AND34 may agree to in its sole discretion. The Additional Notes and related payment -–in-kind (“PIK”) Interest have a maturity date of January 20, 2026. The proceeds of the Additional Notes will be used to pay certain expenses related to the Revenue Sharing Agreement and expenses of the Company incurred in pursuing patent monetization. The Patents are collateral to the Additional Notes. As of December 31, 2021, there was $2,024,422 of Additional Notes principal and $276,770 PIK interest outstanding. As of December 31, 2022, there was $2,169,422 of Additional Notes principal and $375,112 PIK interest outstanding.

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
DECEMBER 31, 2022

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

7. LONG TERM DEBT

The unpaid principal amount of the Additional Notes (including any PIK Interest) has an interest rate equal to LIBOR (as defined in the Revenue Sharing Agreement) plus 2% per annum, (totaling 5.67% at December 31, 2022 and 3.00% at December 31, 2021); provided that upon and during the continuance of an Event of Default (as set forth in the Revenue Sharing Agreement), the interest rate will increase an additional 2% per annum. Interest may be paid in cash at the option of the Company and otherwise shall be paid by increasing the principal amount of the Additional Notes by the amount of such interest (“PIK Interest”). The Company may prepay the Additional Notes from time to time in whole or in part, without penalty or premium. During the years ended December 31, 2022 and 2021, $145,000 and $140,000, respectively, of Additional Notes were issued to AND34. As of December 31, 2022, the remaining amount of Additional Notes that can be issued is $3,415,000. On February 27, 2023, $50,000 of Additional Notes were issued to AND34.

On May 8, 2020, the Company entered into a certain SBA Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,775 (the “PPP Loan First Draw”). While applying for the PPP Loan First Draw, the SBA advanced $8,000 of loan proceeds to the Company on April 30, 2020. The PPP Loan First Draw was made under, and is subject to the terms and conditions of, the Paycheck Protection Program (“PPP”) which was established under the CARES Act and is administered by the SBA. The term of the PPP Loan First Draw was two years with a maturity date of May 8, 2022 and contained a favorable fixed annual interest rate of 1.00%. Under the terms of the CARES Act, recipients could apply for and receive forgiveness for all or a portion of loans granted under the PPP. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the eight-week period following the funding of the PPP Loan First Draw. The Company used the proceeds of the PPP Loan First Draw for Qualifying Expenses. In January 2021, $142,775 and $866 of accrued interest from the PPP Loan First Draw were forgiven. In April 2021, the initial advance of $8,000 and $87 of accrued interest was also forgiven.

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

On February 5, 2021, the Company entered into a certain SBA Note and Loan Agreement with HSBC Bank USA, N.A. pursuant to which the Company received loan proceeds of $142,777 (the “PPP Loan Second Draw”). The PPP Loan Second Draw was made under, and is subject to the terms and conditions of, the PPP. The Company used the proceeds of the PPP Loan Second Draw for Qualifying Expenses. In September 2021, $142,777 and accrued interest of $841 were forgiven.

Long-term debt

Amounts reported as current maturities of long-term debt reflect amounts expected to be paid in the next twelve months.

	December 31,
	2022	2021
Additional Notes	$2,169,422	$2,024,422
PIK interest	375,112	276,770
SBA Loan with accrued interest	157,137	154,451
Total long-term debt	2,701,671	2,455,643
Less: current maturities of long-term debt	(8,772)	(4,386)
Long-term debt, net of current maturities	$2,692,899	$2,451,257

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

8. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consisted of the following:

	December 31,
	2022	2021
Trade accounts payable	$111,876	$162,829
Payroll and related expenses	43,696	42,472
Patent monetization expenses	157,605	162,990
Current operating lease liabilities payable	38,702	39,909
Deferred revenue	19,769	123,451
Professional and other service fees	153,005	172,712
Total trade accounts payable and other current liabilities	$524,653	$704,363

9. SERIES C CONVERTIBLE PREFERRED STOCK

On October 10, 2000, Andrea issued and sold in a private placement $7,500,000 of Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). Each of these shares of Series C Preferred Stock had a stated value of $10,000 plus a $1,671 increase in the stated value, which sum is convertible into Common Stock at a conversion price of $0.2551. On February 17, 2004, Andrea announced that it had entered into an Exchange and Termination Agreement and an Acknowledgment and Waiver Agreement, which eliminated any right of holders of the Series C Preferred Stock to require a redemption of the Series C Preferred Stock, with two limited exceptions which are within Andrea’s control, and eliminated the dividend of 5% per annum on the stated value. The additional amount of $1,671 represents the 5% per annum from October 10, 2000 through February 17, 2004. The shares of Series C Preferred Stock are subject to antidilution provisions, which are triggered in the event of certain stock splits, recapitalizations, or other dilutive transactions. In addition, issuances of common stock at a price below the conversion price then in effect (currently $0.2551), or the issuance of warrants, options, rights, or convertible securities which have an exercise price or conversion price less than that conversion price, other than for certain previously outstanding securities and certain “excluded securities” (as defined in the certificate of amendment), require the adjustment of the conversion price to that lower price at which shares of common stock have been issued or may be acquired. In the event that Andrea issues securities in the future which have a conversion price or exercise price which varies with the market price and the terms of such variable price are more favorable than the conversion price in the Series C Preferred Stock, the purchasers may elect to substitute the more favorable variable price when making conversions of the Series C Preferred Stock.

As of December 31, 2022, there were 11.469249 shares of Series C Preferred Stock outstanding, which were convertible into 524,736 shares of Common Stock and had remaining accrued dividends of $19,168.

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

As of December 31, 2022, there were 907,144 shares of Series D Preferred Stock outstanding which were convertible into 3,628,576 shares of Common Stock.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

11. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2021 and during the years ended December 31, 2022 and 2021.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in ASC 740. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for tax years ended 2019 through 2022. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position.

In August 2022, the Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted. This new legislation includes the implementation of a new corporate alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The income tax provisions of the IRA or the CHIPS Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated and combined financial statements.

As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, the Company is required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years.  The Company expects that this provision will result in a decrease to its 2022 tax loss, but will not result in an actual tax liability for 2022.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2022.  For the year ended December 31, 2022, the Company determined that, more likely than not, its deferred tax assets would not be realized and, accordingly, maintained the valuation allowance.  The change in the valuation allowance is included in the income tax provision in the accompanying consolidated statement of operations for the year ended December 31, 2022.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Income (loss) before income taxes is comprised of the following:

	For the Years Ended December 31,
	2022	2021
Domestic	$(293,253)	$(376,136)
Foreign	6,342	2,925
Net loss before income taxes	$(286,911)	$(373,211)

The provision for income tax consisted of the following:

	For the Years Ended December 31,
	2022	2021
Current:
Federal	$-	$-
Foreign	1,268	585
State and Local	-	-
Total Current	1,268	585

Deferred
Federal	713,000	1,566,000
Foreign	-	-
State and Local	1,000	(10,000)
Adjustment to valuation allowance related to net deferred tax assets	(714,000)	(1,556,000)
Total Deferred	-	-
Provision for income taxes	$1,268	$585

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

A reconciliation between the effective rate for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before provision for income taxes is as follows:

	For the Years Ended December 31,
	2022	2021
Tax provision at statutory rate	21%	21%
State and local taxes	2%	3%
Gain from forgiveness of Paycheck Protection Program Loans and related interest	-	19%
General business credit	9%	8%
Expiration of loss carryforwards and credits	(280)%	(467)%
Other	(1)%	(1)%
Change in valuation allowance for net deferred tax assets	249%	417%
	-%	-%

The components of temporary differences that give rise to significant portions of the deferred tax asset, net, are as follows:

	For the Years Ended December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$22,000	$16,000
Allowance for doubtful accounts	1,000	1,000
Deferred revenue	5,000	27,000
Reserve for obsolescence	20,000	23,000
Expense associated with non-qualified stock options	37,000	37,000
Capitalized Research and Development Expense	90,000	-
Revenue Sharing Agreement	160,000	190,000
General business credit	823,000	922,000
NOL carryforward	3,603,000	4,259,000
	4,761,000	5,475,000
Less: valuation allowance	(4,761,000)	(5,475,000)
Deferred tax asset, net	$-	$-

The change in the valuation allowance for deferred tax assets are summarized as follows:

	For the Years Ended December 31,
	2022	2021
Beginning Balance	$5,475,000	$7,031,000
Change in Allowance	(714,000)	(1,556,000)
Ending Balance	$4,761,000	$5,475,000

As of December 31, 2022, Andrea had federal net operating loss carryforwards of approximately $16,800,000. $3,100,000 of these federal net operating loss carryforwards are carried forward indefinitely, the remaining $13,700,000 expire in varying amounts beginning in 2023 through 2037. Andrea has state net operating loss carryforwards of approximately $3,400,000 expiring in varying amounts beginning in 2035. Andrea has general business credits of approximately $800,000 expiring in varying amounts beginning in 2023 through 2040.

12. COMMITMENTS AND CONTINGENCIES

Leases

Arrangements that explicitly or implicitly relate to property, plant and equipment are assessed at inception to determine if the arrangement is or contains a lease. Generally, we enter into operating leases as the lessee and recognize right-of-use assets (“ROU”) and operating lease liabilities based on the present value of future lease payments over the lease term.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Supplemental balance sheet information related to leases was as follows:

Operating Leases

	December 31,	December 31,
	2022	2021

ROU Assets	$115,056	$156,626

Trade accounts payable and other current liabilities	$38,702	$39,909
Operating lease liabilities payable non-current	81,184	119,886
Total operating lease liabilities payable	$119,886	$159,795

Weighted-average remaining lease term (in months)	36	47
Weighted-average discount rate	3.8%	3.8%

As of December 31, 2022, maturities of operating lease liabilities payable were as follows:

2023	$42,389
2024	43,743
2025	40,344
Total	$126,476
Less: interest	(6,590)
Total operating lease liabilities payable payments	$119,886

Employment Agreements

In August 2014, the Company entered into an employment agreement with Mr. Andrea, which was subsequently amended several times, most recently on January 31, 2023. The effective date of the original employment agreement was August 1, 2014 and it currently expires on July 31, 2023, subject to renewal as approved by the Compensation Committee of the Board of Directors. Pursuant to his amended employment agreement, Mr. Andrea will receive an annual base salary of $202,000. The employment agreement provides for quarterly bonuses equal to 5% of the Company’s pre-bonus net after tax quarterly earnings for a total quarterly bonus amount not to exceed $12,500; and annual bonuses equal to 9% of the Company’s annual pre-bonus net after tax earnings in excess of $300,000 up to $3,000,000, and 3% of the Company’s annual pre-bonus adjusted net after tax earnings in excess of $3,000,000. Adjustments to net after tax earnings shall be made to remove the impact of change in recognition of accumulated deferred tax asset value and any income recognized from forgiveness of debt or tax credits received relating to the CARES Act. All bonuses shall be payable as soon as the Company’s cash flow permits. All bonus determinations or any additional bonus in excess of the above will be made in the sole discretion of the Compensation Committee. Under certain circumstances, Mr. Andrea is entitled to a change in control payment equal to two years of Mr. Andrea’s most recent base salary plus a pro-rated portion of Mr. Andrea's most recent annual and four quarterly bonuses paid immediately preceding the change of control, continuation of health and medical benefits for twelve months and immediate vesting of all stock options in the event of a change in control during the term of his agreement and subsequent termination of his employment within twelve months following the change of control. In the event of his termination without cause or resignation with the Company’s consent, Mr. Andrea is entitled to a severance payment equal to two months of his base salary, plus the two months pro-rated portion of his most recent annual and quarterly bonuses, payment of $12,500 (the unpaid bonus for the quarter ended September 30, 2017) and a continuation of health insurance coverage for Mr. Andrea and his dependents for 6 months. At December 31, 2022, the future minimum cash commitments under this agreement aggregate $119,000.

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

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

In January 2017, Apple filed four (4) petitions for inter partes review (“IPR”) of the Company’s patents asserted in the New York Litigation with the United States Patent and Trademark Office (“PTO”). The Company filed its Patent Owner’s Preliminary Response in two of these IPR proceedings on May 1, 2017. The PTO instituted the four IPR proceedings requested by Apple on July 24, 2017. The Company filed its Patent Owner’s Response in two of these IPR proceedings on November 7, 2017. Oral argument in these two IPR proceedings occurred on April 25, 2018. On July 12, 2018, the PTO issued its final written decisions in those two IPR proceedings, ruling that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 remain valid and enforceable after the PTO’s review. On September 13, 2018, Apple filed its Notice of Appeal of that ruling to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Apple filed its Appeal Brief with the Federal Circuit on January 31, 2019. The Company filed its Response to Apple’s Appeal Brief on March 12, 2019. The Federal Circuit held an oral argument on October 1, 2019. On February 7, 2020, the Federal Circuit issued its decisions on Apple’s appeals. The Federal Circuit affirmed the PTO’s findings in one of the ongoing IPRs. In the other ongoing IPR, the Federal Circuit partly affirmed the PTO’s findings, but also partly vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On remand of the ongoing IPR, on October 28, 2020, the PTO found that claims 6-9 of the Company’s U.S. Patent No. 6,363,345 are invalid. The Company has appealed this decision to the Federal Circuit. The Company filed its Appeal Brief with the Federal Circuit on February 26, 2021. Apple filed its Response to the Company’s Appeal Brief on May 7, 2021. The Company filed its Reply to Apple’s Response to the Company’s Appeal Brief on September 11, 2021. Oral argument before the Federal Circuit occurred on December 8, 2021. On April 22, 2022, the Federal Circuit issued its decision on the Company’s appeal, which partially affirmed the PTO’s findings, but also partially vacated the PTO’s findings, and remanded the case back to the PTO for further proceedings. On November 29, 2022, the PTO issued its remand decision, finding claims 6-9 of the Company’s U.S. Patent No. 6,363,345 invalid. On January 12, 2023, the Company filed a notice of appeal with the Federal Circuit. The Federal Circuit served its certified list on March 14, 2023 and the Company’s opening appeal brief is due May 15, 2023. The New York Litigation is stayed based on Apple’s IPR proceedings against the Company’s U.S. Patent No. 6,363,345.

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

No options were granted during the year ended December 31, 2022 or 2021.

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Option activity during 2022 is summarized as follows:

	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)

At January 1, 2022	6,301,500	$0.06	$0.06	3.98	6,301,500	$0.06	$0.06	3.98

At December 31, 2022	6,301,500	$0.06	$0.06	2.98	6,301,500	$0.06	$0.06	2.98

During the year ended December 31, 2022, no options vested, nor were any options exercised or forfeited. Based on the December 31, 2022 fair market value of the Company’s common stock of $0.03 per share, there is no aggregate intrinsic value for the 6,301,500 options outstanding and exercisable.

There was no compensation expense recognized related to stock option awards for the years ended December 31, 2022 or 2021. As of December 31, 2022, there is no unrecognized compensation cost related to nonvested share-based compensation arrangements.

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

The following represents selected consolidated financial information for Andrea’s segments for the years ended December 31, 2022 and 2021:

2022 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2022

Net product revenues	$-	$1,952,176	$1,952,176
License revenues	183	9,437	9,620
Loss from operations	(278,640)	(44,477)	(323,117)
Depreciation and amortization	18,037	31,868	49,905
Purchases of property and equipment	-	10,864	10,864
Purchases of patents and trademarks	338	338	676
Assets	127,798	750,083	877,881
Total long lived assets	79,401	236,251	315,652

ANDREA ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

2021 Twelve Month Segment Data	Patent Monetization	Andrea DSP Microphone and Audio Software Products	Total 2021

Net product revenues	$-	$1,621,327	$1,621,327
Service related revenues	-	3,840	3,840
License revenues	329	38,001	38,330
Loss from operations	(343,802)	(251,250)	(595,052)
Depreciation and amortization	15,168	22,914	38,082
Purchases of property and equipment	-	29,508	29,508
Purchases of patents and trademarks	5,972	5,969	11,941
Assets	188,717	949,727	1,138,444
Total long lived assets	97,100	298,487	395,587

Management of Andrea assesses assets and non-operating income statement data on a consolidated basis only. International revenues are based on the country in which the end-user is located. For the years ended December 31, 2022 and 2021, and as of each respective year-end, total revenues and accounts receivable by geographic area were as follows:

Geographic Data	2022	2021
Total Revenues:
United States	$1,486,987	$1,193,295
Foreign(1)	474,809	470,202
	$1,961,796	$1,663,497

Accounts receivable:
United States	$106,826	$134,695
Foreign	58,886	101,643
	$165,712	$236,338

(1)	Net revenues to any one foreign country did not exceed 10% for the year ended December 31, 2022. Net revenues to India represented 12% of total net revenues for the year ended December 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDREA ELECTRONICS CORPORATION

By:	/s/ DOUGLAS J. ANDREA
Name: Douglas J. Andrea
Title: Chairman of the Board, President, Chief Executive Officer and Corporate Secretary

Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ DOUGLAS J. ANDREA	Chairman of the Board, President, Chief Executive	March 30, 2023
Douglas J. Andrea	Officer and Corporate Secretary

/s/ CORISA L. GUIFFRE	Vice President, Chief Financial Officer and	March 30, 2023
Corisa L. Guiffre	Assistant Corporate Secretary

/s/ LOUIS LIBIN	Director	March 30, 2023
Louis Libin

/s/ JOSEPH J. MIGLIOZZI	Director	March 30, 2023
Joseph J. Migliozzi

/s/ JONATHAN D. SPAET	Director	March 30, 2023
Jonathan D. Spaet